Form 10-Q
period 2017-12-31
Columbia Financial, Inc.
filed 2018-03-23
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-221912

Columbia Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3504946 (I.R.S. Employer Identification Number)

19-01 Route 208 North, Fair Lawn, New Jersey (Address of principal executive offices)	07410 (Zip Code)

(800) 522-4167
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Ten shares of the Registrant's common stock, par value of $0.01 per share, were issued and outstanding as of December 31, 2017.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	December 31,	September 30,
	2017	2017
	(In thousands)
Assets
Cash and cash equivalents	$65,334	$100,914
Short-term investments	164	61
Total cash and cash equivalents	65,498	100,975

Securities available-for-sale, at fair value	710,570	557,176
Securities held-to-maturity, at amortized cost (fair value of $236,125 and $131,822 at December 31, 2017 and September 30, 2017, respectively)	239,618	132,939
Federal Home Loan Bank stock	44,664	35,844
Loans receivable, net	4,400,470	4,307,623
Accrued interest receivable	15,915	14,687
Real estate owned	959	393
Office properties and equipment, net	42,620	40,835
Bank-owned life insurance	150,521	149,432
Goodwill and intangible assets	5,997	6,019
Other assets	89,668	83,405
Total assets	$5,766,500	$5,429,328

Liabilities and Stockholder's Equity
Liabilities:
Deposits	$4,263,315	$4,123,428
Borrowings	929,057	733,043
Advance payments by borrowers for taxes and insurance	25,563	27,118
Accrued expenses and other liabilities	76,495	69,825
Total liabilities	5,294,430	4,953,414

Stockholder's equity:
Retained earnings	537,480	522,094
Accumulated other comprehensive loss, net of tax	(65,410)	(46,180)
Total stockholder's equity	472,070	475,914
Total liabilities and stockholder's equity	$5,766,500	$5,429,328

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank, MHC)
Consolidated Statements of Income (Unaudited)

	Three Months Ended December 31,
	2017	2016
	(In thousands)

Interest and dividend income:
Loans receivable	$43,043	$39,374
Securities available-for-sale	5,074	4,307
Securities held-to-maturity	381	—
Federal funds and interest earning deposits	103	34
Federal Home Loan Bank stock dividends	567	413
Total interest and dividend income	49,168	44,128
Interest expense:
Deposits	7,632	6,216
Borrowings	4,609	4,508
Total interest expense	12,241	10,724

Net interest income	36,927	33,404

Provision for loan losses	3,400	—

Net interest income after provision for loan losses	33,527	33,404

Non-interest income:
Demand deposit account fees	960	851
Bank-owned life insurance	1,089	1,087
Title insurance fees	1,018	1,337
Loan fees and service charges	542	452
(Loss) gain on securities transactions, net	(60)	411
Gain on sale of loans receivable, net	—	409
Other non-interest income	1,125	960
Total non-interest income	4,674	5,507

Non-interest expense:
Compensation and employee benefits expense	15,621	15,010
Occupancy expense	3,386	3,222
Federal insurance premiums expense	414	412
Advertising expense	1,408	711
Professional fees expense	398	219
Data processing expense	595	531
Charitable contributions	60	120
Other non-interest expense	3,659	3,827
Total non-interest expense	25,541	24,052

Income before income tax expense	12,660	14,859

Income tax expense	8,982	4,866

Net income	$3,678	$9,993

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended December 31,
	2017	2016
	(In thousands)

Net income	$3,678	$9,993

Other comprehensive (loss) income, net of tax:
Unrealized loss on securities available-for-sale	(3,039)	(15,207)
Accretion of unrealized loss on securities reclassified as held-to-maturity	(58)	—
Reclassification adjustment for (loss) gain included in net income	(47)	264
	(3,144)	(14,943)

Derivatives, net of tax
Unrealized gain on swap contracts	164	—
	164	—

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(43)	(18)
Reclassification adjustment of actuarial net loss included in net income	(103)	5
Change in funded status of retirement obligations	(16,104)	152
	(16,250)	139

Total other comprehensive loss	(19,230)	(14,804)

Total comprehensive loss, net of tax	$(15,552)	$(4,811)

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Consolidated Statements of Changes in Stockholder's Equity (Unaudited)

	Retained Earnings	Accumulated other comprehensive loss, net of tax	Total stockholder's equity
	(In thousands)

Balance at September 30, 2016	$491,022	$(51,358)	$439,664
Net income	9,993	—	9,993
Other comprehensive loss	—	(14,804)	(14,804)
Balance at December 31, 2016	501,015	(66,162)	434,853

Balance at September 30, 2017	522,094	(46,180)	475,914
Net income	3,678	—	3,678
Other comprehensive loss	—	(7,522)	(7,522)
Reclassification of tax effects resulting from the adoption of ASU No. 2018-02	$11,708	$(11,708)	$—
Balance at December 31, 2017	$537,480	$(65,410)	$472,070

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2017	2016
	(In thousands)

Cash flows from operating activities:
Net income	$3,678	$9,993
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees	439	168
Net amortization of premiums and discounts on securities	328	412
Net amortization on mortgage servicing rights	22	29
Amortization of debt issuance costs	14	13
Depreciation and amortization of office properties and equipment	863	862
Provision for loan losses	3,400	—
Loss (gain) on securities transactions, net	60	(411)
Gain on sale of loans receivable, net	—	(409)
Loss on real estate owned, net	—	12
Deferred tax expense	3,363	13,608
Increase in accrued interest receivable	(1,228)	(902)
Increase in cash surrender value of bank-owned life insurance	(1,089)	(1,087)
Increase in other assets	(11,429)	(13,251)
Increase in accrued expenses and other liabilities	3,905	839
Net cash provided by operating activities	2,326	9,876

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	92	58,047
Proceeds from principal pay downs / maturities on securities available-for-sale	7,009	17,228
Proceeds from principal pay downs / maturities on securities held-to-maturity	1,845	—
Purchases of securities available-for-sale	(163,721)	(13,282)
Purchases of securities held-to-maturity	(108,640)	—
Proceeds from sales of loans receivable	—	27,333
Purchases of loans receivables	(56,095)	(9,414)
Loan originations, net of principal payments	(41,157)	(177,257)
Proceeds of Federal Home Loan Bank Stock	6,476	7,758
Purchases of Federal Home Loan Bank Stock	(15,296)	(10,089)
Additions to office properties and equipment	(2,648)	(918)
Proceeds from sales of real estate owned	—	337
Net cash used in investing activities	(372,135)	(100,257)

Cash flows from financing activities:
Net increase in deposits	139,887	48,683
Payments for maturities, calls, and payoffs on long-term borrowings	(90,000)	(40,000)
Increase in short-term borrowings	286,000	81,800
Decrease in advance payments by borrowers for taxes and insurance	(1,555)	(5,235)
Net cash provided by financing activities	334,332	85,248

Net decrease in cash and cash equivalents	(35,477)	(5,133)

Cash and cash equivalents at beginning of year	100,975	45,694
Cash and cash equivalents at end of year	$65,498	$40,561

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2017	2016
	(In thousands)

Cash paid during the period for:
Interest	$11,484	$9,952
Income tax payments, net	$1,393	$6,297

Noncash investing and financing activities:
Transfer of loans receivable to real estate owned	$566	$23

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

1.	Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of Columbia Financial, Inc., its wholly-owned subsidiary Columbia Bank (the "Bank") and the Bank's wholly-owned subsidiaries (collectively, the “Company”). In consolidation, all significant inter-company accounts and transactions are eliminated.

Columbia Financial, Inc. is a wholly-owned subsidiary of Columbia Bank, MHC ("MHC"). The accounts of MHC are not consolidated in the accompanying consolidated financial statements of the Company.

The Company owns 100% of the common stock of a Delaware statutory basis trust, Columbia Capital Trust I (the "Trust"). The trust is classified as a variable interest entity and is not consolidated as it does not satisfy the conditions for consolidation.

In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and consolidated statements of income for the periods presented. Material estimates that are particularly susceptible to change are: the allowance for loan losses, the valuation of securities, the valuation of post-retirement benefits and the valuation of deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. Certain reclassifications have been made in the consolidated financial statements to conform with current year classification and presentation.

The interim unaudited consolidated financial statements of the Company presented herein have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and U.S. generally accepted accounting principles in the United States of America (“GAAP”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying unaudited consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended September 30, 2017 and 2016 and notes thereto, which are included in the Company’s Registration Statement on Form S-1.

2.	Plan of Stock Issuance

    On September 27, 2017, the Board of Directors of the Company adopted a plan of stock issuance (the “Plan”), as amended on January 25, 2018 pursuant to which the Company will sell shares of common stock, representing a minority ownership (approximately 43.0% of outstanding shares of common stock) interest in the Company. Shares will be offered to eligible depositors and borrowers and the tax qualified employee benefit plans of the Company in a subscription offering and, if necessary, to the general public in a community and/or syndicated community offering or firm commitment pubic offering. Columbia Bank, MHC, Columbia Financial Inc.'s holding company, will own 54.0% of the outstanding common stock following the offering. In connection with the Plan, subject to the approval of the MHC's members, the Company plans to contribute 3.0% of its then outstanding shares of common stock following the offering to the Columbia Bank Foundation.

Subsequent to the completion of the offering, the Board of Directors of the Company will have the authority to declare dividends on shares of common stock, subject to statutory and regulatory requirements and other considerations.

The direct costs of the Company’s stock offering will be deferred and deducted from the proceeds of the offering. At December 31, 2017, total deferred costs were $1.1 million. In the event that the offering is not completed, any deferred costs will be charged to operations.

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

3.	Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The updated guidance allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act further discussed in Note 11. The purpose of the guidance is to improve the usefulness of the information reported to to the financial statement users. The guidance is effective for all entities for fiscal years beginning after December 31, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company has completed the analysis of remeasuring our gross deferred tax assets and liabilities utilizing the 21% corporate tax rate. The Company early adopted ASU No. 2018-02 for the period ended December 31, 2017 and the impact of the adoption resulted in a reclassification adjustment between accumulated other comprehensive income and retained earnings of $11.7 million.

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As of December 31, 2017, there are no significant differences in the guidance comparability of the financial statements as a result of this extended transition period.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The effective date for this guidance is fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This guidance shortens the amortization period for premiums on callable debt securities by requiring that premiums be amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. This change more closely aligns the accounting with the economics of a callable debt security and the amortization period with expectations that already are included in market pricing on callable debt securities. This guidance does not change the accounting for discounts on callable debt securities, which will continue to be amortized to the maturity date. This guidance includes only instruments that are held at a premium and have explicit call features. It does not include instruments that contain prepayment features, such as mortgage backed securities; nor does it include call options that are contingent upon future events or in which the timing or amount to be paid is not fixed. The effective date for this guidance is fiscal years beginning after December 15, 2018, including interim periods within the reporting period, with early adoption permitted. Transition is on a modified retrospective basis with an adjustment to retained earnings as of the beginning of the period of adoption. If early adopted in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost", which requires that companies disaggregate the service cost component from other components of net benefit cost. This update calls for companies that offer post-retirement benefits to present the service cost, which is the amount an employer has to set aside each quarter or fiscal year to cover the benefits, in the same line item with other current employee compensation costs. Other components of net benefit cost will be presented in the income statement separately from service costs component and outside the subtotal of income from operations, if one is presented. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements and does not anticipate the new guidance to have a material impact.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” The main objective of this guidance is to simplify the accounting for goodwill impairment by requiring that impairment charges be based upon the first step in the current two-step impairment test under Accounting Standards Codification (ASC) 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

Step 1. To determine the implied fair value of goodwill, entities estimate the fair value of any unrecognized intangible assets and any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1. Under this guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This guidance eliminates the requirement to calculate a goodwill impairment charge using Step 2. This guidance does not change the guidance on completing Step 1 of the goodwill impairment test. Under this guidance, an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The guidance will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," a new standard which addresses diversity in practice related to eight specific cash flow issues: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities will apply the standard’s provisions using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements and does not anticipate the new guidance to have a material impact.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments”. This guidance provides financial statement users with more decision-useful information about expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments of this guidance require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity would be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period, early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This guidance requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, early adoption is permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period present in the financial statements. The Company is currently evaluating the impact of the new guidance on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. This guidance requires an entity to: i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses on available-for-sale debt securities in combination with other deferred tax assets. This guidance provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The guidance also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The guidance is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements and does not anticipate the new guidance to have a material impact.

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The guidance is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU No. 2014-09: ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations;” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of ASU No. 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting;” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. These amendments are intended to improve and clarify the implementation guidance of ASU No. 2014-09 and have the same effective date as the original guidance. The Company's revenue is primarily comprised of net interest income on interest earning assets and liabilities and non-interest income. The scope of guidance explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements and does not anticipate the new guidance to have a material impact.

In March 2017, the FASB issued ASU No. 2017-08, Receivables- Nonrefundable Fees and Other Costs (Subtopic 310- 20): Premium Amortization on Purchased Callable Debt Securities. The amendments require the premium to be amortized to the earliest call date. The Company adopted ASU No. 2017-08 for the period ended December 31, 2017 and the impact was immaterial to the Company's financial statements.

4.	Investment Securities

Securities Available-for-Sale

The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for securities available-for-sale at December 31, 2017 and September 30, 2017:

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
		(In thousands)

U.S. government and agency obligations	$39,909	17	(282)	$39,644
Mortgage-backed securities and collateralized mortgage obligations	615,924	383	(9,695)	606,612
Municipal obligations	1,957	—	—	1,957
Corporate debt securities	54,489	536	(511)	54,514
Trust preferred securities	5,000	—	(344)	4,656
Equity securities	2,328	859	—	3,187
	$719,607	1,795	(10,832)	$710,570

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

	September 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
		(In thousands)

U.S. government and agency obligations	$24,954	35	(116)	$24,873
Mortgage-backed securities and collateralized mortgage obligations	479,927	652	(7,088)	473,491
Municipal obligations	1,357	—		1,357
Corporate debt securities	49,489	536	(532)	49,493
Trust preferred securities	5,000	—	(292)	4,708
Equity securities	2,482	826	(54)	3,254
	$563,209	2,049	(8,082)	$557,176

The table below presents the amortized cost and fair value of debt securities available-for-sale at December 31, 2017 by contractual maturity. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	December 31, 2017
	Amortized cost	Fair value
	(In thousands)

One year or less	$1,957	$1,957
More than one year to five years	34,954	34,934
More than five years to ten years	54,444	54,600
More than ten years	10,000	9,280
	$101,355	$100,771
Mortgage-backed securities and collateralized mortgage obligations	615,924	606,612
	$717,279	$707,383

Mortgage-backed securities and collateralized mortgage obligations totaling $615.9 million at amortized cost and $606.6 million at fair value are excluded from the maturity table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

For the three months ended December 31, 2017, proceeds from sales of securities available-for-sale totaled $92 thousand, resulting in zero gains and $60 thousand of gross losses. For the three months ended December 31, 2016, proceeds from the sales of securities available-for-sale totaled $58.0 million, resulting in gross gains of $500 thousand and gross losses of $89 thousand.

Securities available-for-sale with a fair value of $282.6 million and $302.9 million at December 31, 2017 and September 30, 2017, were sold under agreements to repurchase or were pledged as security for deposits of public funds as required and permitted by law.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at December 31, 2017 and September 30, 2017 and if the unrealized loss position was continuous for the twelve months prior to December 31, 2017 and September 30, 2017:

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)
	(In thousands)

U.S. government and agency obligations	$29,654	(282)	—	—	29,654	$(282)
Mortgage-backed securities and collateralized mortgage obligations	514,283	(8,037)	48,788	(1,658)	563,071	(9,695)
Corporate debt securities	4,866	(135)	4,624	(376)	9,490	(511)
Trust preferred securities	—	—	4,656	(344)	4,656	(344)
	$548,803	(8,454)	58,068	(2,378)	606,871	$(10,832)

	September 30, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)
	(In thousands)

U.S. government and agency obligations	$14,831	(116)	—	—	14,831	$(116)
Mortgage-backed securities and collateralized mortgage obligations	329,554	(5,346)	49,695	(1,742)	379,249	(7,088)
Corporate debt securities	9,824	(176)	9,644	(356)	19,468	(532)
Trust preferred securities	—	—	4,708	(292)	4,708	(292)
Equity securities	98	(54)	—	—	98	(54)
	$354,307	(5,692)	64,047	(2,390)	418,354	$(8,082)

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with securities available-for-sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2017, nor is it more likely than not that the Company will be required to sell the securities before their prices recover.

The Company did not record an other-than-temporary impairment charge on securities in the available-for-sale portfolio for the three months ended December 31, 2017 and December 31, 2016.

Securities Held-to-Maturity

The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for securities held-to-maturity at December 31, 2017 and September 30, 2017:

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(In thousands)

U.S. government and agency obligations	$8,402	—	(58)	$8,344
Mortgage-backed securities and collateralized mortgage obligations	231,216	—	(3,435)	227,781
	$239,618	—	(3,493)	$236,125

	September 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(In thousands)

U.S. government and agency obligations	$3,407	—	(7)	$3,400
Mortgage-backed securities and collateralized mortgage obligations	129,532	—	(1,110)	128,422
	$132,939	—	(1,117)	$131,822

The table below presents the amortized cost and fair value of debt securities held-to-maturity at December 31, 2017 by contractual maturity. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	December 31, 2017
	Amortized cost	Fair value
	(In Thousands)

More than five years to ten years	$8,402	$8,344
	8,402	8,344
Mortgage-backed securities and collateralized mortgage obligations	231,216	227,781
	$239,618	$236,125

Mortgage-backed securities and collateralized mortgage obligations totaling 231.2 million at amortized cost and 227.8 million at fair value are excluded from the maturity table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

There were no sales of securities from the held-to-maturity investment portfolio for the three months ended December 31, 2017 and December 31, 2016.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at December 31, 2017 and September 30, 2017 and if the unrealized loss position was continuous for the twelve months prior to December 31, 2017 and September 30, 2017:

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)
	(In thousands)

U.S. government and agency obligations	$8,344	(58)	—	—	8,344	$(58)
Mortgage-backed securities and collateralized mortgage obligations	196,049	(2,920)	30,046	(515)	226,095	(3,435)
	$204,393	(2,978)	30,046	(515)	234,439	$(3,493)

	September 30, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)
	(In thousands)

U.S. government and agency obligations	$—	—	3,400	(7)	3,400	$(7)
Mortgage-backed securities and collateralized mortgage obligations	29,965	(349)	96,076	(761)	126,041	(1,110)
	$29,965	(349)	99,476	(768)	129,441	$(1,117)

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with securities held-to-maturity was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2017, nor is it more likely than not that the Company will be required to sell the securities before their prices recover.

The Company did not record an other-than-temporary impairment charge on securities in the held-to-maturity portfolio for the three months ended December 31, 2017 and December 31, 2016.

5.	Loans Receivable and Allowance for Loan Losses

Loans receivable at December 31, 2017 and September 30, 2017 are summarized as follows:

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

	December 31,	September 30,
	2017	2017
	(In thousands)
Real estate loans:
One to four family	$1,616,259	$1,578,835
Multifamily and commercial	1,871,210	1,821,982
Construction	233,652	218,408
Commercial business loans	277,970	267,664
Consumer loans:
Home equity loans and advances	448,020	464,962
Other consumer loans	998	1,270
Total loans	4,448,109	4,353,121
Net deferred loan costs	10,539	9,135
Allowance for loan losses	(58,178)	(54,633)
Loans receivable, net	$4,400,470	$4,307,623

The Company had no loans held for sale at December 31, 2017 and September 30, 2017. The Company purchased commercial real estate and multifamily loans with a carrying value of $49.8 million and residential loans with a carrying value of $6.2 million from third parties during the three months ended December 31, 2017. The Company purchased $9.4 million of residential loans from third parties for the three months ended December 31, 2016.

At December 31, 2017 and September 30, 2017, the carrying value of real estate loans serviced by the Company for investors was $478.8 million and $493.2 million, respectively.

The following tables summarize the aging of loans receivable by portfolio segment at December 31, 2017 and September 30, 2017:

	December 31, 2017
	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Total
	(In Thousands)
Real estate loans:
One to four family	$7,080	1,229	3,360	11,669	1,604,590	$1,616,259
Multifamily and commercial	138	380	1,329	1,847	1,869,363	1,871,210
Construction	—	—	—	—	233,652	233,652
Commercial business loans	89	730	1,263	2,082	275,888	277,970
Consumer loans:
Home equity loans advances	1,421	26	573	2,020	446,000	448,020
Other consumer loans	—	—	—	—	998	998
Total loans	$8,728	2,365	6,525	17,618	4,430,491	$4,448,109

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

	September 30, 2017
	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Total
	(In thousands)
Real estate loans:
One to four family	$3,924	932	3,496	8,352	1,570,483	$1,578,835
Multifamily and commercial	—	123	1,510	1,633	1,820,349	1,821,982
Construction	—	—	—	—	218,408	218,408
Commercial business loans	—	388	1,038	1,426	266,238	267,664
Consumer loans:
Home equity loans advances	1,437	187	351	1,975	462,987	464,962
Other consumer loans	1	—	—	1	1,269	1,270
Total loans	$5,362	1,630	6,395	13,387	4,339,734	$4,353,121

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. A loan is designated as a non-accrual loan when the payment of interest is more than three months in arrears of its contractual due date. The accrual of income on a non-accrual loan is reversed and discontinued until the outstanding payments in arrears have been collected. The Company identifies loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability.

At December 31, 2017 and September 30, 2017, there were no loans past due 90 days or more and still accruing interest.

The following table summarizes loans receivable and allowance for loan losses by portfolio segment and impairment method:

	December 31, 2017
	One to four family	Multifamily and commercial	Construction	Commercial Business	Home equity loans and advances	Other consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$423	28	—	80	15	—	—	$546
Collectively evaluated for impairment	19,568	19,905	5,217	8,195	4,561	8	178	57,632
Total	$19,991	19,933	5,217	8,275	4,576	8	178	$58,178
Total loans:
Ending balance:
Individually evaluated for impairment	$11,644	3,693	—	4,263	2,591	—	—	$22,191
Collectively evaluated for impairment	1,604,615	1,867,517	233,652	273,707	445,429	998	—	4,425,918
Total	$1,616,259	1,871,210	233,652	277,970	448,020	998	—	$4,448,109

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

	September 30, 2017
	One to four family	Multifamily and commercial	Construction	Commercial Business	Home equity loans and advances	Other consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	407	35	—	84	14	—	—	540
Collectively evaluated for impairment	18,126	17,994	5,299	8,396	4,176	8	94	54,093
Total	18,533	18,029	5,299	8,480	4,190	8	94	54,633
Total loans:
Ending balance:
Individually evaluated for impairment	$12,247	6,343	—	4,327	2,998	—	—	$25,915
Collectively evaluated for impairment	1,566,588	1,815,639	218,408	263,337	461,964	1,270	—	4,327,206
Total	$1,578,835	1,821,982	218,408	267,664	464,962	1,270	—	$4,353,121

Loan modifications to borrowers experiencing financial difficulties that are considered Troubled Debt Restructurings ("TDRs") primarily involve the lowering of the monthly payments on such loans through either a reduction in interest rate below a market rate, an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, or a combination of these two methods. These modifications generally do not result in the forgiveness of principal or accrued interest. In addition, the Company attempts to obtain additional collateral or guarantor support when modifying such loans. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.

The following tables present the number of loans modified as TDRs during the three months ended December 31, 2017 and December 31, 2016, along with their balances immediately prior to the modification date and post-modification as of December 31, 2017 and December 31, 2016.

	December 31, 2017			December 31, 2016
	No of loans	Pre-modification recorded investment	Post-modification recorded investment	No of loans	Pre-modification recorded investment	Post-modification recorded investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings
Real estate loans:
One to four family	—	$—	$—	2	$257	$257
Consumer loans:
Home equity loans and advances	—	—	—	1	108	108
Total loans	—	$—	$—	3	$365	$365

The activity in the allowance for loan losses by portfolio segment at December 31, 2017 and 2016 was as follows:

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

	One to four family	Multifamily and commercial	Construction	Commercial Business	Home equity loans and advances	Other consumer	Unallocated	Total
	(In Thousands)
2017
Balance at beginning of period	$18,533	$18,029	5,299	8,480	4,190	8	94	$54,633
Provision charged (credited)	1,473	1,906	(82)	(373)	389	3	84	3,400
Recoveries	9	—	—	171	6	2	—	188
Charge-offs	(24)	(2)	—	(3)	(9)	(5)	—	(43)
Balance at end of period	$19,991	19,933	5,217	8,275	4,576	8	178	$58,178

2016
Balance at beginning of period	$18,638	17,390	5,960	5,721	4,052	11	95	$51,867
Provision charged (credited)	(27)	226	(1,362)	641	177	4	341	—
Recoveries	3	—	—	19	6	—	—	28
Charge-offs	(15)	$—	—	(23)	(4)	(4)	—	(46)
Balance at end of period	$18,599	17,616	4,598	6,358	4,231	11	436	$51,849

The following table presents loans individually evaluated for impairment by loan segment:

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

	December 31, 2017
	Recorded investment	Unpaid principal balance	Specific allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One to four family	$8,870	9,704	$—
Multifamily and commercial	2,058	2,933	—
Commercial business loans	1,522	2,015	—
Consumer loans:
Home equity loans and advances	2,161	2,601	—
	$14,611	17,253	$—
With a specific allowance recorded:
Real estate loans:
One to four family	$2,774	2,788	$423
Multifamily and commercial	1,635	2,208	28
Commercial business loans	2,741	2,741	80
Consumer loans:
Home equity loans and advances	430	430	15
	$7,580	8,167	$546
Total:
Real estate loans:
One to four family	$11,644	12,492	$423
Multifamily and commercial	3,693	5,141	28
Commercial business loans	4,263	4,756	80
Consumer loans:
Home equity loans and advances	2,591	3,031	15
Total loans	$22,191	25,420	$546

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

	September 30, 2017
	Recorded investment	Unpaid principal balance	Specific allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One to four family	$9,272	10,156	$—
Multifamily and commercial	4,701	5,577	—
Commercial business loans	1,545	2,038	—
Consumer loans:
Home equity loans and advances	2,745	3,214	—
	$18,263	20,985	$—
With a specific allowance recorded:
Real estate loans:
One to four family	$2,975	2,989	$407
Multifamily and commercial	1,642	2,215	35
Commercial business loans	2,782	2,782	84
Consumer loans:
Home equity loans and advances
	253	253	14
Total:	$7,652	8,239	$540
Real estate loans:
One to four family	$12,247	13,145	$407
Multifamily and commercial	6,343	7,792	35
Commercial business loans	4,327	4,820	84
Consumer loans:
Home equity loans and advances	2,998	3,467	14
Total loans	$25,915	29,224	$540

Specific allocations of the allowance for loan losses attributable to impaired loans totaled $546 thousand and $540 thousand at December 31, 2017 and September 30, 2017, respectively. At December 31, 2017 and September 30, 2017, impaired loans for which there was no related allowance for loan losses totaled $14.6 million and $18.3 million, respectively.

The following table presents interest income recognized for loans individually evaluated for impairment by loan segment for the three months ended December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Average recorded Investment	Interest Income Recognized	Average recorded Investment	Interest Income Recognized
	(In thousands)		(In thousands)
Real estate loans:
One to four family	$14,015	$110	$16,419	$118
Multifamily and commercial	4,087	39	4,879	70
Commercial business loans	3,870	46	3,861	49
Consumer loans:
Home equity loans and advances	3,618	35	3,952	34
Total loans	$25,590	$230	$29,111	$271

The Company utilizes an internal eight-point risk rating system to summarize its loan portfolio into categories with similar risk characteristics. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (Watch) or 6 (Special Mention). Loans with adverse classifications are rated 7 (Doubtful) or 8 (Loss), respectively. The risk ratings are also confirmed through periodic loan review examinations which are currently performed by both an independent third-party and the Company's internal loan review department. Results from examinations are presented to the Audit Committee of the Board of Directors.

The following table presents loans receivable by credit quality risk indicator and by loan segment:

	December 31, 2017
	Real Estate
	One to four family	Multifamily and commercial	Construction	Home equity loans and advances	Commercial business	Other consumer	Total
	(In thousands)

Pass	$1,606,672	1,851,772	233,652	446,364	268,355	998	$4,407,813
Special mention	—	4,782	—	—	3,678	—	8,460
Substandard	9,587	14,656	—	1,656	5,937	—	31,836
Doubtful	—	—	—	—	—	—	—
Total	$1,616,259	1,871,210	233,652	448,020	277,970	998	$4,448,109

	September 30, 2017
	Real Estate
	One to four family	Multifamily and commercial	Construction	Home equity loans and advances	Commercial business	Other consumer	Total
	(In thousands)

Pass	$1,569,064	1,796,786	218,408	463,257	258,454	1,270	$4,307,239
Special mention	—	11,600	—	—	3,347	—	14,947
Substandard	9,771	13,596	—	1,705	5,863	—	30,935
Doubtful	—	—	—	—	—	—	—
Total	$1,578,835	1,821,982	218,408	464,962	267,664	1,270	$4,353,121

6.	Deposits

Deposits at December 31, 2017 and September 30, 2017 are summarized as follows:

	December 31,	September 30,
	2017	2017
	(In Thousands)

Non-interest bearing transaction	$681,869	$676,067
Interest bearing transaction	1,370,403	1,268,833
Money market deposit accounts	262,396	273,605
Savings, including club deposits	544,765	546,449
Certificates of deposit	1,403,882	1,358,474
Total deposits	$4,263,315	$4,123,428

The aggregate amount of certificates of deposit that meet or exceed $100,000 is approximately $640.1 million and $608.5 million as of December 31, 2017 and September 30, 2017, respectively.

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

A summary of certificate accounts by maturity at December 31, 2017 is a follows:

	December 31,	September 30,
	2017	2017
	(In Thousands)

Less than one year	$669,610	$657,741
More than one years to two years	474,475	338,265
More than two years to three years	169,069	248,779
More than three years to four years	68,184	81,959
More than four years	22,544	31,730
	$1,403,882	$1,358,474

7.	Components of Periodic Benefit Costs

The Bank has a defined benefit pension plan (the "Pension Plan") covering its full-time employees who satisfy the eligibility requirements. The benefits are based on years of service and the employee's compensation during the last five years of employment. Costs of the Pension Plan, based on the actuarial computations of the current future benefits for employees, are recognized to expense and are funded in part based on the maximum amount that can be deducted for federal income tax purposes. The Pension Plan’s assets are primarily invested in fixed debt and equity securities managed by Aon Hewitt.

In addition to the Pension Plan, certain health care and life insurance benefits are made available to retirement employees (the "Post-retirement Plan").

The Bank has a retirement income maintenance plan (the "RIM Plan"). The RIM Plan is a non-qualified defined benefit plan which provides benefits to all employees of the Bank if their benefits under the Pension Plan are limited by the Internal Revenue Code Sections 415 and 401(a)(17).

Net periodic benefit cost (income) for pension benefits and other benefits for the three months ended December 31, 2017 and 2016 includes the following components:

	Pension		RIM		Post-retirement
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In thousands)
Service cost	$1,780	$1,905	$61	$59	$93	$118
Interest cost	2,129	2,111	111	107	205	186
Expected return on plan assets	(4,815)	(6,202)	—	—	—	—
Amortization:
Prior service cost	—	—	—	—	(34)	(34)
Net loss	707	2,750	103	113	69	81
Net periodic cost (income)	$(199)	$564	$275	$279	$333	$351

The net periodic benefit cost (income) for pension benefits and other benefits at December 31, 2017 were calculated using the December 31, 2017 third party actuarial valuation reports. For the three months ended December 31, 2017, the $9.1 million change in the funded status before tax of the Company's benefit plans is primarily attributed to a decline in the discount rate used to present value our pension benefit obligations. For December 31, 2016, the September 30, 2016 third party actuarial valuation reports were utilized as a proxy to calculate the net periodic benefit cost for pension benefits.

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

8.	Taxes

For the three months ended December 31, 2017 and 2016, the Company recorded tax expense of $9.0 million and $4.9 million, respectively. The effective tax rate was 70.9% and 32.7% for the three months ended December 31, 2017 and 2016, respectively.

On December 22, 2017, the United States Congress enacted tax reform legislation known as H.R.1, commonly referred to as the "Tax Cuts and Jobs Act" (the "Act"), which resulted in significant modifications to existing tax law. A number of the provisions directly impacts the Company. Included in the Act was a reduction of the corporate income tax rate from 35% to 21%. The Company has completed the analysis of remeasuring our gross deferred tax assets and liabilities utilizing the 21% corporate tax rate. The Company recorded the effect in our financial results for the period ended December 31, 2017. The effect of the change in the corporate tax rate on our gross deferred tax assets and liabilities resulted in a $4.7 million increase in tax expense for the period ended December 31, 2017. ASC Topic 740 requires that the tax effect of changes in tax law and rates be recognized in income from continuing operations in the period that includes the enactment date of the change even if the deferred tax balances related to a prior year.

9.	Fair Value Measurements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. Where quoted market values in an active market are not readily available, the Company utilizes various valuation techniques to estimate fair value.

Fair value is an estimate of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. However, in many instances, fair value estimates may not be substantiated by comparison to independent markets and may not be realized in an immediate sale of the financial instrument.

U.S. GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of fair value hierarchy are as follows:

Level 1:     Unadjusted quoted market prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by minimal or no market activity).

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The valuation techniques are based upon the unpaid principal balance only and exclude any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on the discount or premium.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis as of December 31, 2017 and September 30, 2017.

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

Securities Available-for-Sale

For securities available-for-sale, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third-party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or to comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs quarterly analysis on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to assess the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in an adjustment in the prices obtained from the pricing service. The Company also holds equity securities and debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs.

Derivatives

The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.

The fair value of the Company's derivatives are determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2017 and September 30, 2017.

Collateral Dependent Impaired Loans

For loans measured for impairment based on the fair value of the underlying collateral, fair value was estimated using a market approach. The Company measures the fair value of collateral underlying impaired loans primarily through obtaining independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case-by-case basis, to comparable assets based on the appraisers’ market knowledge and experience, as well as adjustments for estimated costs to sell between 6% and 8%. The Company classifies these loans as Level 3 within the fair value hierarchy.

Foreclosed Assets

Assets acquired through foreclosure or deed in lieu of foreclosure are carried at fair value, less estimated selling costs which is estimated to be 6%. Fair value is generally based on independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case basis, to comparable assets based on the appraiser's market knowledge and experience, and are classified as Level 3. When an asset is acquired, the excess of the loan balance over fair value less estimated selling costs is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned, are recorded as incurred.

There were no changes to the valuation techniques for fair value measurements as of December 31, 2017 and September 30, 2017.

The following tables present the assets and liabilities reported on the consolidated balance sheets at their fair values as of December 31, 2017 and September 30, 2017, by level within the fair value hierarchy:

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

	December 31, 2017
		Fair value measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Measured on a recurring basis:
Securities available-for-sale:
U.S. government and agency obligations	$39,644	39,644	—	$—
Mortgage-backed securities and collateralized mortgage obligations	606,612	—	606,612	—
Municipal obligations	1,957	—	1,957	—
Corporate debt securities	54,514	—	54,514	—
Trust preferred securities	4,656	—	4,656	—
Equity securities	3,187	3,187	—	—
Total securities available-for-sale	710,570	42,831	667,739	—
Derivative assets	490	—	490	—
	$711,060	42,831	668,229	$—

Derivative liabilities	$203	—	203	$—

	September 30, 2017
		Fair value measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Measured on a recurring basis:
Securities available-for-sale:
U.S. government and agency obligations	$24,874	24,874	—	$—
Mortgage-backed securities and collateralized mortgage obligations	473,491	—	473,491	—
Municipal obligations	1,357	—	1,357	—
Corporate debt securities	49,492	—	49,492	—
Trust preferred securities	4,708	—	4,708	—
Equity securities	3,254	3,254	—	—
Total securities available-for-sale	557,176	28,128	529,048	—
Derivative assets	277	—	277	—
	$557,453	28,128	529,325	$—

Derivative liabilities	$182	—	182	$—

There were no transfers between Level 1, Level 2 and Level 3 during the three months ended December 31, 2017.

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

	December 31, 2017
		Fair value measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Measured on a non-recurring basis:
Real estate owned	$959	—	—	$959
Loans measured for impairment based on the
fair value of the underlying collateral	$10,251	—	—	$10,251
	11,210	—	—	11,210

	September 30, 2017
		Fair value measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Measured on a non-recurring basis:
Real estate owned	$393	—	—	$393
Loans measured for impairment based on the
fair value of the underlying collateral	$14,156	—	—	$14,156
	14,549	—	—	14,549

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2017 and September 30, 2017:

	December 31, 2017
	Fair value	Valuation methodology	Unobservable inputs	Range of inputs
	(In Thousands)
Real estate owned	$959	Appraised Value	Discount for cost to sell	6.0%
Loans measured for impairment based on the
fair value of the underlying collateral	$10,251	Appraised Value	Discount for cost to sell	6.0% - 8.0%

	September 30, 2017
	Fair value	Valuation methodology	Unobservable inputs	Range of inputs
	(In Thousands)
Real estate owned	$393	Appraised Value	Discount for cost to sell	6.0%
Loans measured for impairment based on the
fair value of the underlying collateral	$14,156	Appraised Value	Discount for cost to sell	6.0% - 8.0%

Other Fair Value Disclosures

The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

Cash and Cash Equivalents

For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value due to their nature and short-term maturities.

Investment Securities Held-to-Maturity

For securities held-to-maturity, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third-party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or to compare securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs quarterly analysis on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to assess the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in an adjustment in the prices obtained from the pricing service. The Company also holds debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs.

Federal Home Loan Bank Stock ("FHLB")

The carrying value of FHLB stock is its cost. The fair value of FHLB stock is based on redemption at par value. The Company classifies the estimated fair value as Level 2 within the fair value hierarchy.

Loans Receivable

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial mortgage, residential mortgage, commercial, construction, etc. Each applicable loan category is further segmented into fixed and adjustable rate interest terms and into performing and non-performing categories. The fair value of performing loans is estimated using a combination of techniques, including a discounted cash flow model that utilizes a discount rate that reflects the Company’s current pricing for loans with similar characteristics and remaining maturity, adjusted by an amount for estimated credit losses inherent in the portfolio at the balance sheet date. The rates take into account the expected yield curve, as well as an adjustment for prepayment risk, when applicable. The fair value estimated does not incorporate an exit value. The Company classifies the estimated fair value of its loan portfolio as Level 3.

The fair value for non-performing loans was based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows. The Company classifies the estimated fair value of its non-performing loan portfolio as Level 3.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits and savings deposits, was equal to the amount payable on demand and classified as Level 2. The estimated fair value of certificates of deposit was based on the discounted value of contractual cash flows. The discount rate was estimated using the Company’s current rates offered for deposits with similar remaining maturities. The Company classifies the estimated fair value of its certificates of deposit portfolio as Level 2.

Borrowed Funds

The fair value of borrowed funds was estimated by discounting future cash flows using rates available for debt with similar terms and maturities and is classified by the Company as Level 2 within the fair value hierarchy.

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

Commitments to Extend Credit and Letters of Credit

The fair value of commitments to extend credit and letters of credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value estimates of commitments to extend credit and letters of credit are deemed immaterial in comparison to their carrying value.

The following tables present the assets and liabilities reported on the consolidated balance sheets at their fair values as of December 31, 2017 and September 30, 2017:

	December 31, 2017
		Fair Value Instruments
	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$65,498	65,498	65,498	—	$—
Securities available-for-sale	710,570	710,570	42,831	667,739	—
Securities held-to-maturity	239,618	236,125	—	236,125	—
Federal Home Loan Bank Stock	44,664	44,664	—	44,664	—
Loans receivable, net	4,400,470	4,367,945	—	—	4,367,945
Derivative assets	490	490	—	490	—
Financial liabilities:		—
Total deposits	4,263,315	3,959,460	—	3,959,460	—
Borrowings	929,057	925,032	—	925,032	—
Derivative liabilities	$203	203	—	203	$—

	September 30, 2017
		Fair Value Instruments
	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$100,975	100,975	100,975	—	$—
Securities available-for-sale	557,176	557,176	28,128	529,048	—
Securities held-to-maturity	132,939	131,822	—	131,822	—
Federal Home Loan Bank Stock	35,844	35,844	—	35,844	—
Loans receivable, net	4,307,623	4,301,138	—	—	4,301,138
Derivative assets	277	277	—	277	—
Financial liabilities:		—
Total deposits	4,123,428	3,880,363	—	3,880,363	—
Borrowings	733,043	732,731	—	732,731	—
Derivative liabilities	$182	182	—	182	$—

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include goodwill and other intangibles, deferred tax assets and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

10.	Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss), both gross and net of tax, for the three months ended December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
	Before Tax		Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of Other Comprehensive Income (Loss):
Unrealized gains on securities available for sale:
Net losses arising during the period	$(2,892)		(147)	(3,039)	(23,624)	8,417	$(15,207)
Accretion of unrealized loss on securities reclassified as held-to-maturity	(2)		(56)	(58)	—	—	—
Reclassification adjustment for (losses) gains included in net income	(60)	94	13	(47)	411	(147)	264
	(2,954)		(190)	(3,144)	(23,213)	8,270	(14,943)

Unrealized gain (loss) on swap contract	192		(28)	164	—	—	—

Employee benefit plans:
Amortization of prior service cost included in net income	(24)		(19)	(43)	(28)	10	(18)
Reclassification adjustment of actuarial net (loss) gain included in net income	(9)		(94)	(103)	7	(2)	5
Change in funded status of retirement obligations	(9,024)		3,354	(5,670)	20	132	152
Tax effects resulting from the adoption of ASU No. 2018-02	—		(10,434)	(10,434)	—	—	—
	(9,057)		(7,193)	(16,250)	(1)	140	139
Total other comprehensive loss	$(11,819)		(7,411)	(19,230)	(23,214)	8,410	$(14,804)

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

The Company, in accordance with ASU No. 2018-02, has elected to reclassify the income tax effects of the Tax Act from accumulated other comprehensive (loss) income to retained earnings for the three months ended December 31, 2017. The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three months ended December 31, 2017 and 2016:

	December 31, 2017
	Unrealized Gains on Securities Available for Sale	Employee Benefit Plans	Swaps	Accumulated Other Comprehensive Loss

Balance at beginning of year	$(4,135)	(42,105)	60	$(46,180)
Current period changes in other comprehensive (loss) income	(1,830)	(5,816)	124	(7,522)
Reclassification of tax effects resulting from the adoption of ASU No. 2018-02	(1,314)	(10,434)	40	(11,708)
Total other comprehensive (loss) income	$(7,279)	(58,355)	224	$(65,410)

	December 31, 2016
	Unrealized Gains on Securities Available for Sale	Employee Benefit Plans	Swaps	Accumulated Other Comprehensive Loss

Balance at beginning of year	$5,664	(57,022)	—	$(51,358)
Current period changes in other comprehensive (loss) income	(14,943)	139	—	(14,804)
Total other comprehensive (loss) income	$(9,279)	(56,883)	—	$(66,162)

The following table reflects amounts reclassified from accumulated other comprehensive (loss) income to the consolidated statement of income and the affected line item in the statement where net income is presented for the three months ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Accumulated other Comprehensive (Loss) Income Components			Affected line items in the Consolidated Statements of Income
Reclassification adjustment for (loss) gain included in net income	(60)	411	(Loss) Gain on securities transactions, net
Reclassification adjustment of actuarial net (loss) gain included in net income	(9)	7	Compensation and employee benefits expense
Total before tax	(69)	418
Income tax benefit	(81)	(149)
Net of tax	(150)	269

11.	Derivatives and Hedging Activities

The Company offers currency forward contracts and interest rate swap contracts to certain commercial banking customers to manage their risk of exposure and risk management strategies. These contracts are simultaneously hedged by offsetting contracts with a third party, such that the Company would minimize its net risk exposure resulting from these transactions. In addition, the Company executes interest rate swaps with third parties to in order to hedge the interest expense

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

of short-term Federal Home Loan Bank Advances. These contracts are simultaneously hedged with short-term Federal Home Loan Bank Advances.

Currency Forward Contracts. At both December 31, 2017 and September 30, 2017, the Company had a currency forward contract in place with a commercial banking customer with a notional amount of $1.6 million. An offsetting currency forward contract with a third party was also in-force for the respective time periods. The currency forward contracts associated with this program does not meet hedge accounting requirements. Changes in the fair value of both the customer currency forward contract and the offsetting third party contract is recognized directly in earnings. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial banking customers and are not used to manage interest rate risk in the Company's assets or liabilities.

Interest Rate Swaps. At December 31, 2017 and September 30, 2017, the Company did not have any interest rate swaps with commercial banking customers.

The Company had two interest rate swaps in place at both December 31, 2017 and September 30, 2017 with offsetting Federal Home Loan Bank Advances with a notional amount of $20.0 million. The interest rate swaps associated with the program meet the hedge accounting requirements. The effective portion of changes in the fair value of the derivatives designated that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss). The ineffective portion of changes in the fair value of the derivatives designated that qualify as cash flow hedges are recorded in earnings. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payment payments over the life of the agreements without the exchange of the underlying notional amount.

For the three months ended December 31, 2017 and 2016, the Company did not record any hedge ineffectiveness associated with these contracts.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets at December 31, 2017 and September 30, 2017:

	December 31, 2017
	Asset Derivative		Liability Derivative
	Consolidated Balance Sheet	Fair value	Consolidated Balance Sheet	Fair Value
		(In thousands)		(In thousands)
Derivatives:
Interest rate swap - cash flow hedge	Other Assets	$287	Other Liabilities	$—
Currency forward contract - non-designated hedge	Other Assets	203	Other Liabilities	203
Total derivative instruments		$490		$203

	September 30, 2017
	Asset Derivative		Liability Derivative
	Consolidated Balance Sheet	Fair value	Consolidated Balance Sheet	Fair Value
		(In thousands)		(In thousands)
Derivatives:
Interest rate swap - cash flow hedge	Other Assets	$95	Other Liabilities	$—
Currency forward contract - non-designated hedge	Other Assets	182	Other Liabilities	182
Total derivative instruments		$277		$182

For the three months ended December 31, 2017 and December 31, 2016, no gains or losses were recorded in the consolidated statements of income.

COLUMBIA FINANCIAL, INC. AND SUSIDIARIES
(A Wholly-owned Subsidiary of Columbia Bank MHC)
Notes to Consolidated Financial Statements

The Company has agreements with counter-parties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

At December 31, 2017 and September 30, 2017, the fair value of derivatives was in an asset position and includes accrued interest of $7 thousand and $9 thousand, respectively.

12.	Subsequent Events

The Company has evaluated events subsequent to December 31, 2017 and through the financial statement issuance date of March 23, 2018. The Company has not identified any material subsequent events.

Columbia Financial, Inc.
Management’s Discussion and Analysis

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risk factors and uncertainties, including, but not limited to, those set forth in the Company's prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on February 20, 2018, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

The Company cautions readers not to place undue reliance on any such forward-looking statements which speak only as of the date made. The Company also advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not have any obligation to update any forward-looking statements to reflect any subsequent events or circumstances after the date of this statement.

Critical Accounting Policies

The Company considers certain accounting policies to be critically important to the fair presentation of its consolidated balance sheets and statements of income. These policies require management to make judgments on matters which by their nature have elements of uncertainty. The sensitivity of the Company’s consolidated financial statements to these critical accounting policies, and the assumptions and estimates applied, could have a significant impact on its consolidated balance sheets and statements of income. Assumptions, estimates and judgments made by management can be influenced by a number of factors, including the general economic environment. The Company has identified the following as critical accounting policies:

▪Adequacy of the allowance for loan losses
▪Valuation of securities and impairment analysis
▪Valuation of post-retirement benefits
▪Valuation of deferred tax assets

The calculation of the allowance for loan losses is a critical accounting policy of the Company. The allowance for loan losses is a valuation account that reflects management’s evaluation of the probable losses in the loan portfolio. Determining the amount of the allowance for loan losses involves a high degree of judgment. Estimates required to establish the allowance include: the overall economic environment, value of collateral, strength of guarantors, loss exposure in the event of default, the amount and timing of future cash flows on impaired loans, and determination of loss factors applied to the portfolio segments. These estimates are susceptible to significant change. Management regularly reviews loss experience within the portfolio, monitors current economic conditions and other factors related to the collectability of the loan portfolio. The Company maintains the allowance for loan losses through provisions for loan losses which are charged to income. Charge-offs against the allowance for loan losses are taken on loans where management determines that the collection of loan principal is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for loan losses.

As part of the evaluation of the adequacy of the allowance for loan losses, each quarter management prepares an analysis that categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial, etc.) and loan risk rating.

When assigning a risk rating to a loan, management utilizes an eight-point internal risk rating system. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans deemed to be of “questionable quality” are rated 5 (Watch) or 6 (Special Mention). Loans with adverse classifications (Substandard, doubtful or loss) are rated 6, 7 or 8, respectively. The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by both an independent third-party and the Company's internal loan review department. The Company requires an annual review be performed above certain dollar thresholds, depending on loan type, to help determine the appropriate risk rating.

Management estimates the amount of loan losses for groups of loans by applying quantitative loss factors to the loan segments at the risk rating level and applying qualitative adjustments to each loan segment at the risk rating level. Quantitative loss factors give consideration to historical loss experience and migration experience by loan type based upon an appropriate look-back period, adjusted for a loss emergence period. Quantitative loss factors are evaluated periodically. Qualitative adjustments give consideration to other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries and loan volumes, as well as national and local economic trends and conditions. Qualitative adjustments reflect risks in the loan portfolio not captured by the quantitative loss factors and, as such, are evaluated from a risk level perspective relative to the risk levels present over the look-back period. The reserves resulting from the application of both the quantitative experience and qualitative factors are combined to arrive at the allowance for loan losses.

Management believes the primary risks inherent in the portfolio are a general decline in the economy, a decline in real estate market values, rising unemployment, elevated unemployment, increasing vacancy rates, and increases in interest rates in the absence of economic improvement. Any one or a combination of these events may adversely affect a borrowers’ ability to repay their loan, resulting in increased delinquencies and loan losses. Accordingly, the Company has recorded loan losses at a level which is estimated to represent the current risk in its loan portfolio. Management considers it important to maintain the ratio of the allowance for loan losses to total loans at an acceptable level considering the current composition of the loan portfolio.

Although management believes that the Company has established and maintained the allowance for loan losses at appropriate levels, additional reserves may be necessary if future economic and other conditions differ substantially from the current operating environment. Management evaluates its estimates and assumptions on an ongoing basis and the estimates and assumptions are adjusted when facts and circumstances necessitate a re-valuation of the estimate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. In addition, regulatory agencies periodically review the adequacy of the Company’s allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment.

The Company’s available-for-sale securities portfolio is carried at fair value, with unrealized gains or losses, net of taxes, reported in accumulated other comprehensive income or loss. Fair values are based on third party market quotations. Securities which the Company has the intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than temporary, management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income (loss). The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates decline, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the entire decline in value is considered other-than-temporary and would be recognized as an expense in the current period.

The Company provides certain health care and life insurance benefits to eligible retired employees. The cost of retiree health care and other benefits during the employees' period of active service are accrued monthly. The accounting guidance requires the following: a) recognizing in the statement of financial position the over funded or underfunded status of a defined benefit post-retirement plan measured as the difference between the fair value of plan assets and the benefit obligations; b) measuring a plan's assets and its obligations that determine its funded status as of the end of the Company's fiscal year (with limited exceptions); and c) recognizing as a component of other comprehensive income (loss), net of tax, the actuarial gain and losses and the prior service costs and credits that arise during the period.

The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted.

Comparison of Financial Condition at December 31, 2017 and September 30, 2017

Total Assets. Total assets increased $337.2 million or 6.2% to $5.8 billion at December 31, 2017 from $5.4 billion at September 30, 2017. The increase was primarily the result of growth in investment securities and loans, which was primarily funded by short-term borrowings and to a lesser extent deposits.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $35.5 million, or 35.1%, to $65.5 million at December 31, 2017 from $101.0 million at September 30, 2017, as excess funds were redeployed principally to fund the purchase of investment securities.

Investment Securities. Total investment securities increased $260.1 million, or 37.7%, to $950.2 million at December 31, 2017 from $690.1 million at September 30, 2017. Consistent with our anticipated use of proceeds and to take advantage of then-existing investment opportunities in the securities market, we increased our position in investment securities utilizing short-term borrowings originated during the quarter ended December 31, 2017, with the intent to repay the borrowings with proceeds from the offering. At December 31, 2017, our total investment securities portfolio consisted of 74.8% of available-for-sale securities and 25.2% of securities held-to-maturity as compared to 80.7% and 19.3%, respectively, at September 30, 2017. At December 31, 2017, our investment portfolio comprised 16.5% of total assets.

Loans Receivable. Loans receivable, net, increased $92.8 million, or 2.2%, to $4.4 billion at December 31, 2017 from $4.3 billion at September 30, 2017. The increase was primarily the result of purchasing $49.8 million of commercial real estate and multifamily loans combined with an increase in residential loans of $37.4 million. The purchased loans were re-underwritten by Columbia Bank using its own underwriting standards.

Non-Performing Assets. Non-performing assets increased $696 thousand to $7.5 million, or 0.13% of total assets at December 31, 2017 from $6.8 million, or 0.12% of total assets at September 30, 2017.

Deposits. Deposits increased $139.9 million, or 3.4%, to $4.3 billion at December 31, 2017 from $4.1 billion at September 30, 2017. The increase was primarily the result of growth in interest-bearing and noninterest-bearing transaction accounts as well as certificates of deposit.

Borrowings. Borrowings increased $196.0 million, or 26.7%, to $929.1 million at December 31, 2017 from $733.0 million at September 30, 2017, primarily due to increases in short-term Federal Home Loan Bank of New York advances used to purchase investment securities as part of our leverage strategy noted above.

Stockholder’s Equity. Total stockholder’s equity decreased $3.8 million, or 0.8%, to $472.1 million at December 31, 2017 from $475.9 million at September 30, 2017. The decrease was the result of a $7.5 million increase in accumulated other comprehensive loss primarily attributable to a decline in the discount rate used to present value our pension benefit obligations, which was partially offset by net income of $3.7 million for the three months ended December 31, 2017.

Comparison of the Results of Operations for the Three Months Ended December 31, 2017 and 2016

General. Net income decreased $6.3 million, or 63.2%, to $3.7 million for the three months ended December 31, 2017 compared to $10.0 million for the three months ended December 31, 2016. The decrease was primarily attributable to a $4.1 million increase in income tax expense due to the re-measurement of our net deferred tax assets as well as a $3.4 million increase in the provision for loan losses. These items were partially offset by a $3.5 million increase in net interest income.

Net Interest Income. Net interest income increased $3.5 million, or 10.5%, to $36.9 million for the three months ended December 31, 2017 compared to $33.4 million for the three months ended December 31, 2016. The increase was largely a result of an increase in interest income on loans of $3.7 million due to portfolio growth.

Interest and Dividend Income. Interest and dividend income increased $5.0 million, or 11.4%, to $49.2 million for the three months ended December 31, 2017 compared to $44.1 million for the three months ended December 31, 2016. The increase was primarily the result of increased average loan and investment security balances. In addition, the yield on average earning assets increased eight basis points for the three months ended December 31, 2017 compared to the prior year period.

Interest income on loans increased $3.7 million, or 9.3%, to $43.0 million for the three months ended December 31, 2017 compared to $39.4 million for the three months ended December 31, 2016, due to a $301.8 million increase in the average loan balance as well as a six basis point increase in the yield.

Interest income on investment securities, including Federal Home Loan Bank stock, increased $1.3 million, or 27.6%, to $6.0 million for the three months ended December 31, 2017 compared to $4.7 million for the three months ended December 31, 2016, due to a $122.1 million increase in the average balance coupled with a 24 basis point increase in the yield.

Interest Expense. Interest expense increased $1.5 million, or 14.1%, to $12.2 million for the three months ended December 31, 2017 compared to $10.7 million for the three months ended December 31, 2016. The increase was attributable to both a $340.8 million increase in average interest-bearing liabilities and a five basis point increase in the cost of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $1.4 million, or 22.8%, to $7.6 million for the three months ended December 31, 2017 compared to $6.2 million for the three months ended December 31, 2016, due to a ten basis point increase in the cost of average interest-bearing deposits coupled with a $256.0 million increase in average interest-bearing deposits.

Interest expense on borrowings increased $101 thousand, or 2.2%, to $4.6 million for the three months ended December 31, 2017 compared to $4.5 million for the three months ended December 31, 2016, the result of an $84.8 million increase in average borrowings which was largely offset by a 27 basis point decrease in the cost of average borrowings. The decrease in the cost of average borrowings reflects the maturity of certain higher cost borrowings combined with the addition of lower cost short-term borrowings.

Provision for Loan Losses. The provision for loan losses was $3.4 million for the three months ended December 31, 2017, compared to no provision for the three months ended December 31, 2016. The provision recorded during the three months ended December 31, 2017 was due to: (i) changes in certain qualitative factors based on management’s assessment of the impact of the Tax Cuts and Jobs Act on collateral values supporting our residential and home equity loan portfolio; (ii) an increase in the loss emergence period on the commercial real estate portfolio; and (iii) growth of the loan portfolio.

Non-Interest Income. Non-interest income decreased $833 thousand, or 15.1%, to $4.7 million for the three months ended December 31, 2017 compared to $5.5 million for the three months ended December 31, 2016. The decrease was largely the result of a $411 thousand gain on sale of securities and a $409 thousand gain on sale of loans recognized during the three months ended December 31, 2016 which did not reoccur in the current year period. In addition, there was a decline in title insurance fees of $319 thousand between periods due to reduced activity in our title insurance business.

Non-Interest Expense. Non-interest expense increased $1.5 million, or 6.2%, to $25.5 million for the three months ended December 31, 2017 compared to $24.1 million for the three months ended December 31, 2016. The increase was primarily the result of an increase in advertising expenses of $697 thousand related to product advertising and an increase in compensation and employee benefits expense of $611 thousand.

Income Tax Expense. Income tax expense increased $4.1 million, or 84.6%, to $9.0 million for the three months ended December 31, 2017 compared to $4.9 million for the three months ended December 31, 2016. The increase was the result of the re-measurement of our net deferred tax assets resulting from the change in the federal corporate income tax rate and a corresponding charge to income tax expense of $4.7 million as discussed above.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES

Net Interest Income:

Qualitative Analysis. Interest rate risk is the exposure of a Company's current and future earnings and capital arising from adverse movements in interest rates. The guidelines of the Company’s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets, liabilities, earnings and capital.

The Asset/Liability Committee meets regularly to review the impact of interest rate changes on net interest income, net interest margin, net income and the economic value of equity. The Asset/Liability Committee reviews a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income and net income.

The Company’s strategy for liabilities has been to maintain a stable funding base by focusing on core deposit accounts. The Company’s ability to retain maturing time deposit accounts is the result of its strategy to remain competitively priced within its marketplace. The Company’s pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources.

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analysis captures changes in net interest income using flat rates as a base and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, is measured and compared to policy limits for acceptable changes. The Company periodically reviews historical deposit re-pricing activity and makes modifications to certain assumptions used in its balance sheet and income simulation models regarding the interest rate sensitivity of deposits. These modifications are made to more closely reflect the most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes.

Assumptions used in the simulation model include but are not limited to:

•Investment pricing from third parties;
•Loan pricing indications from third parties;
•Loan and depository spread assumptions based upon the Company's product offerings;
•Investment and borrowing spreads based upon third party indications; and
•Prepayment assumptions derived from the Company's actual results and third party surveys.

The following table sets forth the results of the estimated impact of interest rate changes on our estimated net interest income as of December 31, 2017:

December 31,
2017
Change in Interest Rates (Basis Points)	Change in Net Interest Income
-100	(0.89)%
Base	-
+100	(0.91)%
+200	(2.38)%

Another measure of interest rate sensitivity is to model changes in economic value of equity ("EVE") through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of December 31, 2017 (dollars in thousands):

	December 31, 2017
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Economic Value of Assets
Change in Interest Rates (Basis Points)	Estimated EVE	Amount	Percent	EVE Ratio	Change in Basis Points
-100	$830,835	$40,586	5.1%	14.10%	27
Base	790,249	-	-	13.84%	-
+100	711,430	(78,819)	(10.0)%	12.88%	(96)
+200	625,566	(164,683)	(20.8)%	11.72%	(212)

The preceding table indicates that as of December 31, 2017, in the event of an immediate and sustained 200 basis point increase in interest rates, the EVE is projected to decrease 20.8%, or $164.7 million. If rates were to decrease 100 basis points, the model forecasts a 5.1%, or $40.6 million increase in the EVE. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes in net interest income requires the use of certain assumptions regarding prepayment and deposit repricing, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While management believes such assumptions are reasonable, there can be no assurance that assumed prepayment rates and repricing rates will approximate actual future loan prepayment and deposit repricing activity. Moreover, net interest income assumes that the composition of interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual.

Asset Quality:

The following table sets forth information regarding the Company’s non-performing assets as of December 31, 2017 and September 30, 2017 (in thousands):

	December 31, 2017	September 30, 2017
	(In Thousands)
Mortgage Loans:
Residential	$3,360	$3,496
Multi-Family & Commercial	1,329	1,510
Total Mortgage Loans	4,689	5,006
Commercial Loans	1,263	1,038
Consumer Loans	573	351
Total Non-Performing Loans	6,525	6,395
Foreclosed Assets	959	393
Total Non-Performing Assets	$7,484	$6,788

The following table sets forth information regarding the Company's 60-89 day delinquent loans as of December 31, 2017 and September 30, 2017 (in thousands):

	December 31, 2017	September 30, 2017
	(In Thousands)
Mortgage loans:
Residential	$1,229	$932
Multi-Family & Commercial	380	123
Total Mortgage Loans	1,609	1,055
Commercial Loans	730	388
Consumer Loans	26	187
Total 60-89 day delinquent loans	$2,365	$1,630

At December 31, 2017, the allowance for loan losses totaled $58.2 million, or 1.30% of total loans, compared with $54.6 million, or 1.26% of total loans at September 31, 2017. Total non-performing loans were $6.5 million, or 0.15% of total loans at December 31, 2017, compared to $6.4 million, or 0.15% of total loans at September 30, 2017.

At December 31, 2017 and September 30, 2017, the Company held $959 thousand and $393 thousand of foreclosed assets, respectively. During the three months ended December 31, 2017, there were 2 additions to foreclosed assets with a carrying value of $566 thousand.

Non-performing assets totaled $7.5 million, or 0.13% of total assets at December 31, 2017, compared to $6.8 million, or 0.13% of total assets at September 31, 2017.

Liquidity Management and Capital Resources:

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary source of funds consists of deposit inflows, loan repayments and maturities, sales of securities and borrowings. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments of loans are influenced by economic conditions, competition and interest rate movements.

The Company's cash flows are classified as cash flows from operating activities, investing activities and financing activities. Refer to the Consolidated Statements of Cash Flows for further details of the cash inflows and outflows of the Company.

Capital Resources. The Company is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated statements of financial condition. Federal regulators require federally insured depository institutions to meet several minimum capital standards: 1) total capital to risk-weighted assets of 8.0%; 2) tier 1 capital to risk-weighted assets of 6.0%; 3) common equity tier 1 capital to risk-weighted assets of 4.5%; and 4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increases each year until fully implemented at 2.5% on January 1, 2019.

The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10%, a tier 1 capital to risk-weighted assets ratio of at least 8%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of December 31, 2017 the Company exceeded all capital adequacy requirements to which it is subject.

The following table presents the Company's actual capital amounts and ratios as of December 31, 2017 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well - capitalized institution:

	December 31, 2017
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in Thousands)
Company:
Total capital to risk-weighted assets	$631,952	15.01%	$336,730	8.0%	$420,912	10.0%
Tier 1 capital to risk-weighted assets	579,080	13.76	252,547	6.0	336,730	8.0
Common equity tier 1 capital to risk-weighted assets	528,080	12.55	189,410	4.5	273,593	6.5
Tier 1 capital to adjusted total assets	579,080	10.54	219,833	4.0	210,456	5.0

	September 30, 2017
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in Thousands)
Company:
Total capital to risk-weighted assets	$616,052	15.11%	$326,254	8.0%	$407,817	10.0%
Tier 1 capital to risk-weighted assets	564,854	13.85	244,690	6.0	326,254	8.0
Common equity tier 1 capital to risk-weighted assets	513,854	12.60	183,518	4.5	265,081	6.5
Tier 1 capital to adjusted total assets	564,854	10.59	213,298	4.0	266,023	5.0

	December 31, 2017
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in Thousands)
Columbia Bank:
Total capital to risk-weighted assets	$625,336	14.90%	$335,736	8.0%	$419,671	10.0%
Tier 1 capital to risk-weighted assets	572,617	13.64	251,802	6.0	335,736	8.0
Common equity tier 1 capital to risk-weighted assets	572,617	13.64	188,852	4.5	272,786	6.5
Tier 1 capital to adjusted total assets	572,617	10.44	221,257	4.0	276,571	5.0

	September 30, 2017
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in Thousands)
Columbia Bank:
Total capital to risk-weighted assets	$608,971	14.95%	$325,980	8.0%	$407,475	10.0%
Tier 1 capital to risk-weighted assets	557,815	13.69	244,485	6.0	325,980	8.0
Common equity tier 1 capital to risk-weighted assets	557,815	13.69	183,364	4.5	264,859	6.5
Tier 1 capital to adjusted total assets	557,815	10.47	213,160	4.0	266,450	5.0

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended December 31, 2017, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, refer to the “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on February 20, 2018. As of December 31, 2017, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2.	Unregistered Sales of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

3.1	Certificate of Incorporation of Columbia Financial, Inc.

3.2	Amended and Restated Bylaws of Columbia Financial, Inc.

4	Form of Common Stock Certificate of Columbia Financial, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended. December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.	INS XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema Document

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Labels Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Columbia Financial, Inc

Date:	March 23, 2018	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 23, 2018	/s/Dennis E. Gibney
Dennis E. Gibney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)