Form 10-Q
period 2018-03-31
Columbia Financial, Inc.
filed 2018-05-14
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-38456

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Ten shares of the Registrant's common stock, par value of $0.01 per share, were issued and outstanding as of March 31, 2018.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31,	September 30,
	2018	2017
	(In thousands)
Assets
Cash and cash equivalents	$634,321	$100,914
Short-term investments	60	61
Total cash and cash equivalents	634,381	100,975

Securities available-for-sale, at fair value	852,213	557,176
Securities held-to-maturity, at amortized cost (fair value of $245,477 and $131,822 at March 31, 2018 and September 30, 2017, respectively)	254,131	132,939
Federal Home Loan Bank stock	29,381	35,844
Loans receivable, net	4,479,919	4,307,623
Accrued interest receivable	16,614	14,687
Real estate owned	959	393
Office properties and equipment, net	43,706	40,835
Bank-owned life insurance	151,585	149,432
Goodwill and intangible assets	5,976	6,019
Other assets	96,016	83,405
Total assets	$6,564,881	$5,429,328

Liabilities and Stockholder's Equity
Liabilities:
Deposits	5,395,253	$4,123,428
Borrowings	589,430	733,043
Advance payments by borrowers for taxes and insurance	28,522	27,118
Accrued expenses and other liabilities	77,772	69,825
Total liabilities	6,090,977	4,953,414

Stockholder's equity:
Retained earnings	549,264	522,094
Accumulated other comprehensive loss, net of tax	(75,360)	(46,180)
Total stockholder's equity	473,904	475,914
Total liabilities and stockholder's equity	$6,564,881	$5,429,328

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Interest and dividend income:
Loans receivable	$43,841	$40,602	$86,884	$79,976
Securities available-for-sale	6,415	4,338	11,488	8,646
Securities held-to-maturity	464	—	845	—
Federal funds and interest earning deposits	488	23	591	57
Federal Home Loan Bank stock dividends	586	466	1,154	878
Total interest and dividend income	51,794	45,429	100,962	89,557
Interest expense:
Deposits	8,099	6,072	15,731	12,288
Borrowings	4,633	4,579	9,242	9,086
Total interest expense	12,732	10,651	24,973	21,374

Net interest income	39,062	34,778	75,989	68,183

Provision for loan losses	2,000	375	5,400	375

Net interest income after provision for loan losses	37,062	34,403	70,589	67,808

Non-interest income:
Demand deposit account fees	944	914	1,904	1,765
Bank-owned life insurance	1,064	1,698	2,153	2,785
Title insurance fees	774	967	1,792	2,304
Loan fees and service charges	453	495	995	947
Gain on securities transactions, net	116	—	55	411
Gain on sale of loans receivable, net	—	102	—	510
Gain on sale of real estate owned	—	209	—	197
Other non-interest income	1,134	1,373	2,261	2,333
Total non-interest income	4,485	5,758	9,160	11,252

Non-interest expense:
Compensation and employee benefits expense	16,525	15,980	32,146	30,989
Occupancy expense	3,716	3,431	7,102	6,653
Federal insurance premiums expense	428	413	843	825
Advertising expense	847	681	2,255	1,392
Professional fees expense	214	180	611	399
Data processing expense	642	568	1,237	1,098
Other non-interest expense	3,586	3,602	7,306	7,538
Total non-interest expense	25,958	24,855	51,500	48,894

Income before income tax expense	15,589	15,306	28,249	30,166

Income tax expense	3,805	5,012	12,787	9,880

Net income	$11,784	$10,294	$15,462	$20,286

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(In thousands)		(In thousands)

Net income	$11,784	$10,294	$15,462	$20,286

Other comprehensive (loss) income, net of tax:
Unrealized loss on securities available-for-sale	(9,985)	394	(13,130)	(14,815)
Accretion of unrealized gain on securities reclassified as held-to-maturity	19	—	17	—
Reclassification adjustment for gains included in net income	88	—	28	267
	(9,878)	394	(13,085)	(14,548)

Derivatives, net of tax
Unrealized gain on swap contracts	342	6	505	5
	342	6	505	5

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(43)	(18)	(85)	(37)
Reclassification adjustment of actuarial net loss included in net income	(102)	5	(205)	11
Change in funded status of retirement obligations	(268)	(135)	(5,876)	17
Tax effects resulting from the adoption of ASU No. 2018-02	—	—	(10,434)	—
	(413)	(148)	(16,600)	(9)

Total other comprehensive (loss) income	(9,949)	252	(29,180)	(14,552)

Total comprehensive income (loss), net of tax	$1,835	$10,546	$(13,718)	$5,734

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholder's Equity (Unaudited)

	Retained Earnings	Accumulated other comprehensive loss, net of tax	Total stockholder's equity
	(In thousands)

Balance at September 30, 2016	$491,022	$(51,358)	$439,664
Net income	20,286	—	20,286
Other comprehensive loss	—	(14,552)	(14,552)
Balance at March 31, 2017	$511,308	$(65,910)	$445,398

Balance at September 30, 2017	$522,094	$(46,180)	$475,914
Net income	15,462	—	15,462
Other comprehensive loss	—	(17,472)	(17,472)
Reclassification of tax effects resulting from the adoption of ASU No. 2018-02	11,708	(11,708)	—
Balance at March 31, 2018	$549,264	$(75,360)	$473,904

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
	2018	2017
	(In thousands)

Cash flows from operating activities:
Net income	$15,462	$20,286
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and costs	831	408
Net amortization of premiums and discounts on securities	608	283
Amortization on mortgage servicing rights	43	57
Amortization of debt issuance costs	27	27
Depreciation and amortization of office properties and equipment	1,764	1,684
Provision for loan losses	5,400	375
Gain on securities transactions, net	(55)	(411)
Gain on real estate owned, net	—	(197)
Deferred tax (benefit) expense	(2,679)	7,994
Increase in accrued interest receivable	(1,927)	(863)
Increase in cash surrender value of bank-owned life insurance	(2,153)	(2,132)
Increase in other assets	(12,611)	(12,935)
Increase (decrease) in accrued expenses and other liabilities	7,947	(438)
Net cash provided by operating activities	12,657	14,138

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	9,752	57,350
Proceeds from principal pay downs / maturities on securities available-for-sale	18,414	33,494
Proceeds from principal pay downs / maturities on securities held-to-maturity	3,795	—
Purchases of securities available-for-sale	(338,390)	(14,005)
Purchases of securities held-to-maturity	(125,146)	—
Purchases of loan receivables	(60,810)	(16,772)
Loan originations, net of principal payments	(118,283)	(257,039)
Proceeds from bank-owned life insurance	—	977
Proceeds from sales of Federal Home Loan Bank stock	34,241	21,240
Purchases of Federal Home Loan Bank stock	(27,778)	(24,111)
Additions to office properties and equipment	(4,635)	(2,649)
Proceeds from sales of real estate owned	—	1,409
Net cash used in investing activities	(608,840)	(200,106)

Cash flows from financing activities:
Net increase in deposits	1,271,825	135,544
Proceeds from long-term borrowings	26,360	342,700
Payments for maturities, calls, and payoffs on borrowings	(1,551,600)	(298,900)
Increase in short-term borrowings	1,381,600	10,000
Increase (decrease) in advance payments by borrowers for taxes and insurance	1,404	(3,108)
Net cash provided by financing activities	1,129,589	186,236

Net increase in cash and cash equivalents	533,406	268

Cash and cash equivalents at beginning of year	100,975	45,695
Cash and cash equivalents at end of year	$634,381	$45,963

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
	2018	2017
	(In thousands)

Cash paid during the period for:
Interest	$26,141	$21,530
Income tax payments, net	7,278	9,791

Noncash investing and financing activities:
Transfer of loans receivable to real estate owned	$566	$145

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of Columbia Financial, Inc., its wholly-owned subsidiary Columbia Bank (the "Bank") and the Bank's wholly-owned subsidiaries (collectively, the “Company”). In consolidation, all significant inter-company accounts and transactions are eliminated.

Columbia Financial, Inc. is a majority-owned subsidiary of Columbia Bank, MHC ("MHC"). The accounts of MHC are not consolidated in the accompanying consolidated financial statements of the Company.

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

In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying unaudited consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2017 and notes thereto, which are included in the Company’s Registration Statement on Form S-1.

2.Plan of Stock Issuance

    On September 27, 2017, the Board of Directors of the Company adopted a plan of stock issuance (the “Plan”), as amended on January 25, 2018 pursuant to which the Company will sell shares of common stock, representing a minority ownership (approximately 43.0% of outstanding shares of common stock) interest in the Company. Shares will be offered to eligible depositors and borrowers and the tax qualified employee benefit plans of the Company in a subscription offering and, if necessary, to the general public in a community and/or syndicated community offering or firm commitment public offering. Columbia Bank, MHC, Columbia Financial Inc.'s holding company, will own 54.0% of the outstanding common stock following the offering. In connection with the Plan, subject to the approval of the MHC's members, the Company plans to contribute 3.0% of its then outstanding shares of common stock following the offering to the Columbia Bank Foundation.

Subsequent to the completion of the offering, the Board of Directors of the Company will have the authority to declare dividends on shares of common stock, subject to statutory and regulatory requirements and other considerations.

The direct costs of the Company’s stock offering will be deferred and deducted from the proceeds of the offering. At March 31, 2018, total deferred costs were $1.7 million. On April 19, 2018, the Company announced the completion of the offering. In connection with the closing, the Company issued 62,580,155 shares of its common stock to the MHC, the Company's mutual holding company, 3,476,675 shares to the Columbia Bank Foundation, the Bank's charitable foundation, and 49,832,345 shares to depositors of the Bank who subscribed for and were allocated shares in the minority stock offering, as well as the Columbia Bank Employee Stock Ownership Plan. On April 20, 2018, the Company's common stock began trading on the Nasdaq Global Select Market under the ticker symbol "CLBK".

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.    Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The updated guidance allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act disclosed in Note 9. The purpose of the guidance is to improve the usefulness of the information reported to the financial statement users. The guidance is effective for all entities for fiscal years beginning after December 31, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU No. 2018-02 for the period ended December 31, 2017 and the impact of the adoption resulted in a reclassification adjustment between accumulated other comprehensive income and retained earnings of $11.7 million.

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As of March 31, 2018, there are no significant differences in the guidance comparability of the financial statements as a result of this extended transition period.

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

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” The main objective of this guidance is to simplify the accounting for goodwill impairment by requiring that impairment charges be based upon the first step in the current two-step impairment test under Accounting Standards Codification (ASC) 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1. To determine the implied fair value of goodwill, entities estimate the fair value of any unrecognized intangible assets and any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1. Under this guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This guidance eliminates the requirement to calculate a goodwill impairment

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

charge using Step 2. This guidance does not change the guidance on completing Step 1 of the goodwill impairment test. Under this guidance, an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The guidance will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments”. This guidance provides financial statement users with more decision-useful information about expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments of this guidance require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity would be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period, early adoption is permitted. The Company is currently evaluating its existing systems and data to support the new standard as well as assessing the impact that the guidance will have on the Company's consolidated financial statements. The Company has formed a working group under the direction of the Chief Accounting Officer that is primarily comprised of individuals from finance, credit, risk management, and operations. The Company has been developing an implementation plan as well as considering the use of consultants to aid in the implementation.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This guidance requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, early adoption is permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period present in the financial statements. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements by reviewing its existing lease contracts and service contracts.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. This guidance requires an entity to: i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses on available-for-sale debt securities in combination with other deferred tax assets. This guidance provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The guidance also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The guidance is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements by evaluating its revenue streams and contracts potentially affected by the guidance.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
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

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310- 20): Premium Amortization on Purchased Callable Debt Securities. The amendments require the premium to be amortized to the earliest call date. The Company adopted ASU No. 2017-08 beginning October 1, 2017 and the impact was immaterial to the Company's financial statements.

4.Investment Securities

Securities Available-for-Sale

The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for securities available-for-sale at March 31, 2018 and September 30, 2017:

	March 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
		(In thousands)

U.S. government and agency obligations	$54,799	26	(928)	$53,897
Mortgage-backed securities and collateralized mortgage obligations	754,862	406	(20,069)	735,199
Municipal obligations	1,295	—	—	1,295
Corporate debt securities	54,490	270	(748)	54,012
Trust preferred securities	5,000	—	(348)	4,652
Equity securities	2,328	830	—	3,158
	$872,774	1,532	(22,093)	$852,213

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	September 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
		(In thousands)

U.S. government and agency obligations	$24,954	35	(116)	$24,873
Mortgage-backed securities and collateralized mortgage obligations	479,927	652	(7,088)	473,491
Municipal obligations	1,357	—	—	1,357
Corporate debt securities	49,489	536	(532)	49,493
Trust preferred securities	5,000	—	(292)	4,708
Equity securities	2,482	826	(54)	3,254
	$563,209	2,049	(8,082)	$557,176

The table below presents the amortized cost and fair value of debt securities available-for-sale at March 31, 2018 by contractual maturity excluding equity securities. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2018
	Amortized cost	Fair value
	(In thousands)

One year or less	$1,104	$1,105
More than one year to five years	45,121	44,385
More than five years to ten years	59,359	59,204
More than ten years	10,000	9,162
	$115,584	$113,856
Mortgage-backed securities and collateralized mortgage obligations	754,862	735,199
	$870,446	$849,055

Mortgage-backed securities and collateralized mortgage obligations totaling $754.9 million at amortized cost and $735.2 million at fair value are excluded from the maturity table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

For the three months ended March 31, 2018, proceeds from the sales of securities-available for sale totaled $9.7 million, resulting in $116 thousand of gross gains and zero losses. For the six months ended March 31, 2018, proceeds from sales of securities available-for-sale totaled $9.8 million, resulting in $116 thousand of gross gains and $61 thousand of gross losses.

There were no sales of securities from the available-for-sale investment portfolio for the three months ended March 31, 2017. For the six months ended March 31, 2017, proceeds from the sales of securities available-for-sale totaled $57.4 million, resulting in gross gains of $500 thousand and gross losses of $89 thousand.

Securities available-for-sale with a fair value of $187.6 million and $302.9 million at March 31, 2018 and September 30, 2017 were sold under agreements to repurchase or were pledged as security for deposits of public funds as required and permitted by law.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at March 31, 2018 and September 30, 2017 and if the unrealized loss position was continuous for the twelve months prior to March 31, 2018 and September 30, 2017:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	March 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)
	(In thousands)

U.S. government and agency obligations	$44,092	(722)	4,774	(206)	48,866	$(928)
Mortgage-backed securities and collateralized mortgage obligations	485,994	(11,572)	156,550	(8,497)	642,544	(20,069)
Corporate debt securities	14,894	(98)	9,351	(650)	24,245	(748)
Trust preferred securities	4,652	(348)	—	—	4,652	(348)
	$549,632	(12,740)	170,675	(9,353)	720,307	$(22,093)

	September 30, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)
	(In thousands)

U.S. government and agency obligations	$14,831	(116)	—	—	14,831	$(116)
Mortgage-backed securities and collateralized mortgage obligations	329,554	(5,346)	49,695	(1,742)	379,249	(7,088)
Corporate debt securities	9,824	(176)	9,644	(356)	19,468	(532)
Trust preferred securities	—	—	4,708	(292)	4,708	(292)
Equity securities	98	(54)	—	—	98	(54)
	$354,307	(5,692)	64,047	(2,390)	418,354	$(8,082)

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with securities available-for-sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at March 31, 2018, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The Company did not record an other-than-temporary impairment charge on securities in the available-for-sale portfolio for the three and six months ended March 31, 2018 and 2017.

Securities Held-to-Maturity

The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for securities held-to-maturity at March 31, 2018 and September 30, 2017:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	March 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(In thousands)

U.S. government and agency obligations	$13,402	—	(243)	$13,159
Mortgage-backed securities and collateralized mortgage obligations	240,729	530	(8,941)	232,318
	$254,131	530	(9,184)	$245,477

	September 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(In thousands)

U.S. government and agency obligations	$3,407	—	(7)	$3,400
Mortgage-backed securities and collateralized mortgage obligations	129,532	—	(1,110)	128,422
	$132,939	—	(1,117)	$131,822
The table below presents the amortized cost and fair value of debt securities held-to-maturity at March 31, 2018 by contractual maturity. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2018
	Amortized cost	Fair value
	(In Thousands)

More than five years to ten years	$13,402	$13,159
	13,402	13,159
Mortgage-backed securities and collateralized mortgage obligations	240,729	232,318
	$254,131	$245,477

Mortgage-backed securities and collateralized mortgage obligations totaling $240.7 million at amortized cost and $232.3 million at fair value are excluded from the maturity table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

Securities held-to-maturity with a fair value of $124.6 million and zero at March 31, 2018 and September 30, 2017 were sold under agreements to repurchase or were pledged as security for deposits of public funds as required and permitted by law.

There were no sales of securities from the held-to-maturity investment portfolio for the three and six months ended March 31, 2018 and 2017.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at March 31, 2018 and September 30, 2017 and if the unrealized loss position was continuous for the twelve months prior to March 31, 2018 and September 30, 2017:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	March 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)
	(In thousands)

U.S. government and agency obligations	$8,160	(243)	—	—	8,160	$(243)
Mortgage-backed securities and collateralized mortgage obligations	139,886	(4,300)	69,110	(4,641)	208,996	(8,941)
	$148,046	(4,543)	69,110	(4,641)	217,156	$(9,184)

	September 30, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)
	(In thousands)

U.S. government and agency obligations	$—	—	3,400	(7)	3,400	$(7)
Mortgage-backed securities and collateralized mortgage obligations	29,965	(349)	96,076	(761)	126,041	(1,110)
	$29,965	(349)	99,476	(768)	129,441	$(1,117)

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with securities held-to-maturity was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at March 31, 2018, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The Company did not record an other-than-temporary impairment charge on securities in the held-to-maturity portfolio for the three and six months ended March 31, 2018 and 2017.

5.     Loans Receivable and Allowance for Loan Losses

Loans receivable at March 31, 2018 and September 30, 2017 are summarized as follows:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	March 31,	September 30,
	2018	2017
	(In thousands)
Real estate loans:
One-to-four family	$1,689,375	$1,578,835
Multifamily and commercial	1,888,745	1,821,982
Construction	241,699	218,408
Commercial business loans	273,325	267,664
Consumer loans:
Home equity loans and advances	433,108	464,962
Other consumer loans	1,339	1,270
Total loans	4,527,591	4,353,121
Net deferred loan costs	12,280	9,135
Allowance for loan losses	(59,952)	(54,633)
Loans receivable, net	$4,479,919	$4,307,623

The Company had no loans held for sale at March 31, 2018 and September 30, 2017.

The Company purchased $2.7 million of residential loans and $2.1 million of commercial real estate loans from third parties during the three months ended March 31, 2018. The Company purchased $7.4 million of residential loans from third parties during the three months ended March 31, 2017. During the six months ended March 30, 2018, the Company purchased $8.9 million of residential loans and $51.9 million of commercial real estate loans. During the six months ended March 31, 2017, the total residential loans purchased were $16.8 million.

At March 31, 2018 and September 30, 2017, the carrying value of real estate loans serviced by the Company for investors was $464.3 million and $493.2 million, respectively.

The following tables summarize the aging of loans receivable by portfolio segment at March 31, 2018 and September 30, 2017:

	March 31, 2018
	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Total
	(In Thousands)
Real estate loans:
One to four family	$5,201	1,706	2,565	9,472	1,679,903	$1,689,375
Multifamily and commercial	504	—	118	622	1,888,123	1,888,745
Construction	—	—	—	—	241,699	241,699
Commercial business loans	355	—	407	762	272,563	273,325
Consumer loans:
Home equity loans advances	797	321	636	1,754	431,354	433,108
Other consumer loans	—	7	—	7	1,332	1,339
Total loans	$6,857	2,034	3,726	12,617	4,514,974	$4,527,591

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	September 30, 2017
	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Total
	(In thousands)
Real estate loans:
One to four family	$3,924	932	3,496	8,352	1,570,483	$1,578,835
Multifamily and commercial	—	123	1,510	1,633	1,820,349	1,821,982
Construction	—	—	—	—	218,408	218,408
Commercial business loans	—	388	1,038	1,426	266,238	267,664
Consumer loans:
Home equity loans advances	1,437	187	351	1,975	462,987	464,962
Other consumer loans	1	—	—	1	1,269	1,270
Total loans	$5,362	1,630	6,395	13,387	4,339,734	$4,353,121

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

At March 31, 2018 and September 30, 2017, there were no loans past due 90 days or more and still accruing interest.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes loans receivable and allowance for loan losses by portfolio segment and impairment method:

	March 31, 2018
	One to four family	Multifamily and commercial	Construction	Commercial Business	Home equity loans and advances	Other consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$510	—	—	369	12	—	—	$891
Collectively evaluated for impairment	18,318	19,097	6,574	10,431	3,912	7	722	59,061
Total	$18,828	19,097	6,574	10,800	3,924	7	722	$59,952

Total loans:
Individually evaluated for impairment	$10,825	2,579	—	3,409	3,083	—	—	$19,896
Collectively evaluated for impairment	1,678,550	1,886,166	241,699	269,916	430,025	1,339	—	4,507,695
Total	$1,689,375	1,888,745	241,699	273,325	433,108	1,339	—	$4,527,591

	September 30, 2017
	One to four family	Multifamily and commercial	Construction	Commercial Business	Home equity loans and advances	Other consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$407	35	—	84	14	—	—	$540
Collectively evaluated for impairment	18,126	17,994	5,299	8,396	4,176	8	94	54,093
Total	$18,533	18,029	5,299	8,480	4,190	8	94	$54,633

Total loans:
Individually evaluated for impairment	$12,247	6,343	—	4,327	2,998	—	—	$25,915
Collectively evaluated for impairment	1,566,588	1,815,639	218,408	263,337	461,964	1,270	—	4,327,206
Total	$1,578,835	1,821,982	218,408	267,664	464,962	1,270	—	$4,353,121

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The following tables present the number of loans modified as TDRs during the three and six months ended March 31, 2018 and 2017, along with their balances immediately prior to the modification date and post-modification. Post-modification recorded investment represents the net book balance immediately following modification.

	For the Three Months Ended
	March 31, 2018			March 31, 2017
	No. of Loans	Pre-modification recorded investment	Post-modification recorded investment	No. of Loans	Pre-modification recorded investment	Post-modification recorded investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings
Real estate loans:
One to four family	1	$588	$588	1	$83	$83
Consumer loans:
Home equity loans and advances	1	84	84	—	—	—
Total loans	2	$672	$672	1	$83	$83

	For the Six Months Ended
	March 31, 2018			March 31, 2017
	No. of Loans	Pre-modification recorded investment	Post-modification recorded investment	No. of Loans	Pre-modification recorded investment	Post-modification recorded investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings
Real estate loans:
One to four family	1	$588	$588	3	$340	$340
Home equity loans and advances	1	84	84	1	108	108
Total loans	2	$672	$672	4	$448	$448

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The activity in the allowance for loan losses by portfolio segment for the three and six months ended March 31, 2018 and 2017 was as follows:

	For the Three Months Ended March 31,
	One to four family	Multifamily and commercial	Construction	Commercial Business	Home equity loans and advances	Other consumer	Unallocated	Total
	(In Thousands)
2018
Balance at beginning of period	$19,991	19,933	5,217	8,275	4,576	8	178	$58,178
Provision charged (credited)	(1,229)	(707)	1,354	2,697	(657)	(2)	544	2,000
Recoveries	120	—	3	52	5	1	—	181
Charge-offs	(54)	(129)	—	(224)	—	—	—	(407)
Balance at end of period	$18,828	19,097	6,574	10,800	3,924	7	722	$59,952

2017
Balance at beginning of period	$18,599	17,616	4,598	6,358	4,231	11	436	$51,849
Provision charged (credited)	380	189	(345)	579	(39)	1	(390)	375
Recoveries	22	—	—	77	7	—	—	106
Charge-offs	(183)	(167)	—	—	(70)	(2)	—	(422)
Balance at end of period	$18,818	17,638	4,253	7,014	4,129	10	46	$51,908

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	For the Six Months Ended March 31,
	One to four family	Multifamily and commercial	Construction	Commercial Business	Home equity loans and advances	Other consumer	Unallocated	Total
2018
Balance at beginning of period	$18,533	18,029	5,299	8,480	4,190	8	94	$54,633
Provision charged (credited)	245	1,199	1,272	2,322	(267)	1	628	5,400
Recoveries	130	—	3	225	10	3	—	371
Charge-offs	(80)	(131)	—	(227)	(9)	(5)	—	(452)
Balance at end of period	$18,828	19,097	6,574	10,800	3,924	7	722	$59,952

2017
Balance at beginning of period	$18,638	17,390	5,960	4,052	5,721	11	95	$51,867
Provision charged (credited)	353	415	(1,707)	2,889	(1,531)	5	(49)	375
Recoveries	26	—	—	96	13	—	—	135
Charge-offs	(199)	(167)	—	(23)	(74)	(6)	—	(469)
Balance at end of period	$18,818	17,638	4,253	7,014	4,129	10	46	$51,908

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents loans individually evaluated for impairment by loan segment:

	March 31, 2018
	Recorded investment	Unpaid principal balance	Specific allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One to four family	$7,955	$9,143	$—
Multifamily and commercial	2,579	3,454	—
Commercial business loans	426	119	—
Consumer loans:
Home equity loans and advances	2,733	3,088	—
	13,693	15,804	—
With a specific allowance recorded:
Real estate loans:
One to four family	2,870	2,913	510
Commercial business loans	2,983	2,774	369
Consumer loans:
Home equity loans and advances	350	350	12
	6,203	6,037	891
Total:
Real estate loans:
One to four family	10,825	12,056	510
Multifamily and commercial	2,579	3,454	—
Commercial business loans	3,409	2,893	369
Consumer loans:
Home equity loans and advances	3,083	3,438	12
Total loans	$19,896	$21,841	$891

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	September 30, 2017
	Recorded investment	Unpaid principal balance	Specific allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One to four family	$9,272	$10,156	$—
Multifamily and commercial	4,701	5,577	—
Commercial business loans	1,545	2,038	—
Consumer loans:
Home equity loans and advances	2,745	3,214	—
	18,263	20,985	—
With a specific allowance recorded:
Real estate loans:
One to four family	2,975	2,989	407
Multifamily and commercial	1,642	2,215	35
Commercial business loans	2,782	2,782	84
Consumer loans:
Home equity loans and advances
	253	253	14
Total:	7,652	8,239	540
Real estate loans:
One to four family	12,247	13,145	407
Multifamily and commercial	6,343	7,792	35
Commercial business loans	4,327	4,820	84
Consumer loans:
Home equity loans and advances	2,998	3,467	14
Total loans	$25,915	$29,224	$540

Specific allocations of the allowance for loan losses attributable to impaired loans totaled $891 thousand and $540 thousand at March 31, 2018 and September 30, 2017, respectively. At March 31, 2018 and September 30, 2017, impaired loans for which there was no related allowance for loan losses totaled $13.7 million and $18.3 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents interest income recognized for loans individually evaluated for impairment by loan segment for the three and six months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31, 2018		March 31, 2017
	Average recorded Investment	Interest Income Recognized	Average recorded Investment	Interest Income Recognized
	(In thousands)		(In thousands)
Real estate loans:
One to four family	$11,235	$102	$16,061	$142
Multifamily and commercial	3,136	26	3,825	14
Commercial business loans	3,836	26	3,797	26
Consumer loans:
Home equity loans and advances	2,837	36	4,122	35
Total loans	$21,044	$190	$27,805	$217

	For the Six Months Ended
	March 31, 2018		March 31, 2017
	Average recorded Investment	Interest Income Recognized	Average recorded Investment	Interest Income Recognized
	(In thousands)		(In thousands)
Real estate loans:
One to four family	$11,572	$212	$16,747	$260
Multifamily and commercial	4,205	65	5,665	84
Construction	—	—	168	—
Commercial business loans	4,000	72	4,036	75
Consumer loans:
Home equity loans and advances	2,891	71	3,897	69
Total loans	$22,668	$420	$30,513	$488

The Company utilizes an internal eight-point risk rating system to summarize its loan portfolio into categories with similar risk characteristics. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (Special Mention) or 6 (Substandard). Loans with adverse classifications are rated 7 (Doubtful) or 8 (Loss). The risk ratings are also confirmed through periodic loan review examinations which are currently performed by both an independent third-party and the Company's internal loan review department. Results from examinations are presented to the Audit Committee of the Board of Directors.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents loans receivable by credit quality risk indicator and by loan segment:

	March 31, 2018
	Real Estate
	One to four family	Multifamily and commercial	Construction	Commercial Business	Home equity loans and advances	Other consumer	Total
	(In thousands)
Pass	$1,680,034	1,871,631	241,699	265,153	431,096	1,339	$4,490,952
Special mention	—	3,764	—	3,619	—	—	7,383
Substandard	9,341	13,350	—	4,553	2,012	—	29,256
Doubtful	—	—	—	—	—	—	—
Total	$1,689,375	1,888,745	241,699	273,325	433,108	1,339	$4,527,591

	September 30, 2017
	Real Estate
	One to four family	Multifamily and commercial	Construction	Commercial Business	Home equity loans and advances	Other consumer	Total
	(In thousands)

Pass	$1,569,064	1,796,786	218,408	258,454	463,257	1,270	$4,307,239
Special mention	—	11,600	—	3,347	—	—	14,947
Substandard	9,771	13,596	—	5,863	1,705	—	30,935
Doubtful	—	—	—	—	—	—	—
Total	$1,578,835	1,821,982	218,408	267,664	464,962	1,270	$4,353,121

6.     Deposits

Deposits at March 31, 2018 and September 30, 2017 are summarized as follows:

	March 31,	September 30,
	2018	2017
	(In Thousands)

Non-interest bearing transaction	$709,684	$676,067
Interest bearing transaction	1,411,361	1,268,833
Money market deposit accounts	358,818	273,605
Savings, including club deposits	1,490,173	546,449
Certificates of deposit	1,425,217	1,358,474
Total deposits	$5,395,253	$4,123,428

The increase in deposits during the six months ended March 31, 2018 was primarily the result of subscription funds received in connection with the Company's minority public offering.

The aggregate amount of certificates of deposit that meet or exceed $100,000 is approximately $656.8 million and $608.5 million as of March 31, 2018 and September 30, 2017, respectively.

A summary of certificate accounts by maturity at March 31, 2018 and September 30, 2017 are summarized as follows:

	March 31,	September 30,
	2018	2017
	(In Thousands)
Less than one year	$693,173	$657,741
More than one years to two years	492,169	338,265
More than two years to three years	160,472	248,779
More than three years to four years	59,663	81,959
More than four years	19,740	31,730
	$1,425,217	$1,358,474

7.Components of Periodic Benefit Costs

The Bank has a defined benefit pension plan (the "Pension Plan") covering its full-time employees who satisfy the eligibility requirements. The benefits are based on years of service and the employee's compensation during the last five years of employment. Costs of the Pension Plan, based on the actuarial computations of the current future benefits for employees, are recognized to expense

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

and are funded in part based on the maximum amount that can be deducted for federal income tax purposes. The Pension Plan’s assets are primarily invested in fixed debt and equity securities.

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

Net periodic benefit cost (income) for pension benefits and other benefits for the three and six months ended March 31, 2018 and 2017 includes the following components:

	For the Three Months Ended March 31,
	Pension		RIM		Post-retirement
	2018	2017	2018	2017	2018	2017
	(In thousands)
Service cost	$1,780	$1,905	$61	$59	$93	$118
Interest cost	2,129	2,111	111	107	205	186
Expected return on plan assets	(4,815)	(6,202)	—	—	—	—
Amortization:
Prior service cost	—	—	—	—	(34)	(34)
Net loss	707	2,750	103	113	69	81
Net periodic cost (income)	$(199)	$564	$275	$279	$333	$351

	For the Six Months Ended March 31,
	Pension		RIM		Post-retirement
	2018	2017	2018	2017	2018	2017
	(In thousands)
Service cost	3,560	3,811	122	119	186	236
Interest cost	4,258	4,222	222	215	410	371
Expected return on plan assets	(9,630)	(12,405)	—	—	—	—
Amortization:
Prior service cost	—	—	—	—	(68)	(68)
Net loss	1,414	5,499	206	227	138	163
Net periodic cost (income)	(398)	1,127	550	561	666	702

The net periodic benefit cost (income) for pension benefits and other benefits at March 31, 2018 were calculated using the December 31, 2017 third party actuarial valuation reports. For March 31, 2017, the September 30, 2017 third party actuarial valuation reports were utilized as a proxy to estimate the net periodic benefit cost for pension benefits.

8.    Fair Value Measurements

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis as of March 31, 2018 and September 30, 2017.

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

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of March 31, 2018 and September 30, 2017.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

There were no changes to the valuation techniques for fair value measurements as of March 31, 2018 and September 30, 2017.

The following tables present the assets and liabilities reported on the consolidated balance sheets at their fair values as of March 31, 2018 and September 30, 2017, by level within the fair value hierarchy:

	March 31, 2018
		Fair value measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Measured on a recurring basis:
Securities available-for-sale:
U.S. government and agency obligations	$53,897	53,897	—	$—
Mortgage-backed securities and collateralized mortgage obligations	735,199	—	735,199	—
Municipal obligations	1,295	—	1,295	—
Corporate debt securities	54,012	—	54,012	—
Trust preferred securities	4,652	—	4,652	—
Equity securities	3,158	3,158	—	—
Total securities available-for-sale	$852,213	57,055	795,158	$—
Derivative assets	669	—	669	—
	$852,882	57,055	795,827	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	September 30, 2017
		Fair value measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Measured on a recurring basis:
Securities available-for-sale:
U.S. government and agency obligations	$24,873	24,873	—	$—
Mortgage-backed securities and collateralized mortgage obligations	473,491	—	473,491	—
Municipal obligations	1,357	—	1,357	—
Corporate debt securities	49,493	—	49,493	—
Trust preferred securities	4,708	—	4,708	—
Equity securities	3,254	3,254	—	—
Total securities available-for-sale	557,176	28,127	529,049	—
Derivative assets	277	—	277	—
	$557,453	28,127	529,326	$—

Derivative liabilities	$182	—	182	$—

There were no transfers between Level 1, Level 2 and Level 3 during the three and six months ended March 31, 2018 and during the year-ended September 30, 2017.

	March 31, 2018
		Fair value measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Measured on a non-recurring basis:
Real estate owned	$959	—	—	$959
Loans measured for impairment based on the fair value of the underlying collateral	9,449	—	—	9,449
	$10,408	—	—	$10,408

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	September 30, 2017
		Fair value measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Measured on a non-recurring basis:
Real estate owned	$393	—	—	$393
Loans measured for impairment based on the fair value of the underlying collateral	14,156			14,156
	$14,549	—	—	$14,549

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2018 and September 30, 2017:

	March 31, 2018
	Fair value	Valuation methodology	Unobservable inputs	Range of inputs
	(In Thousands)
Real estate owned	$959	Appraised Value	Discount for cost to sell	6.0%
Loans measured for impairment based on the fair value of the underlying collateral	$9,449	Appraised Value	Discount for cost to sell	6.0% - 8.0%

	September 30, 2017
	Fair value	Valuation methodology	Unobservable inputs	Range of inputs
	(In Thousands)
Real estate owned	$393	Appraised Value	Discount for cost to sell	6.0%
Loans measured for impairment based on the fair value of the underlying collateral	$14,156	Appraised Value	Discount for cost to sell	6.0% - 8.0%

Other Fair Value Disclosures

The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. A description of the valuation methodologies used for those assets and liabilities not recorded at fair value on a recurring or non-recurring basis are set forth below.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The following tables present the assets and liabilities reported on the consolidated balance sheets at their fair values as of March 31, 2018 and September 30, 2017:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	March 31, 2018
		Fair Value Instruments
	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$634,381	634,381	634,381	—	$—
Securities available-for-sale	852,213	852,213	57,055	795,158	—
Securities held-to-maturity	254,131	245,477	—	245,477	—
Federal Home Loan Bank stock	29,381	29,381	—	29,381	—
Loans receivable, net	4,479,919	4,390,761	—	—	4,390,761
Derivative assets	669	669	—	669	—

Financial liabilities:		—
Total deposits	$5,395,253	5,382,310	—	5,382,310	$—
Borrowings	589,430	532,051	—	532,051	—

	September 30, 2017
		Fair Value Instruments
	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$100,975	100,975	100,975	—	$—
Securities available-for-sale	557,176	557,176	28,127	529,049	—
Securities held-to-maturity	132,939	131,822	—	131,822	—
Federal Home Loan Bank Stock	35,844	35,844	—	35,844	—
Loans receivable, net	4,307,623	4,301,138	—	—	4,301,138
Derivative assets	277	277	—	277	—

Financial liabilities:		—
Total deposits	$4,123,428	3,880,363	—	3,880,363	$—
Borrowings	733,043	732,731	—	732,731	—
Derivative liabilities	182	182	—	182	—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

9.    Other Comprehensive Income (Loss)

The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three and six months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31, 2018			March 31, 2017
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of Other Comprehensive (Loss) Income:
Unrealized gains and losses on securities available-for-sale:
Net losses arising during the period	$(11,594)	1,609	(9,985)	651	(257)	$394
Accretion of unrealized loss on securities reclassified as held-to-maturity	(17)	36	19	—	—	—
Reclassification adjustment for gains included in net income	116	(28)	88	—	—	—
	(11,495)	1,617	(9,878)	651	(257)	394

Unrealized gain on swap contract	382	(40)	342	9	(3)	6
	382	(40)	342	9	(3)	6

Employee benefit plans:
Amortization of prior service cost included in net income	(24)	(19)	(43)	(28)	10	(18)
Reclassification adjustment of actuarial net (loss) gain included in net income	(8)	(94)	(102)	7	(2)	5
Change in funded status of retirement obligations	33	(301)	(268)	21	(156)	(135)
	1	(414)	(413)	—	(148)	(148)
Total other comprehensive (loss) income	$(11,112)	1,163	(9,949)	660	(408)	$252

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	For the Six Months Ended
	March 31, 2018			March 31, 2017
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of Other Comprehensive (Loss) Income:
Unrealized gains and losses on securities available-for-sale:
Net losses arising during the period	$(14,584)	1,454	(13,130)	(23,012)	8,197	$(14,815)
Accretion of unrealized loss on securities reclassified as held-to-maturity	(73)	90	17	—	—	—
Reclassification adjustment for gains included in net income	55	(27)	28	411	(144)	267
	(14,602)	1,517	(13,085)	(22,601)	8,053	(14,548)

Unrealized loss on swap contract	669	(164)	505	9	(4)	5
	669	(164)	505	9	(4)	5

Employee benefit plans:
Amortization of prior service cost included in net income	(47)	(38)	(85)	(57)	20	(37)
Reclassification adjustment of actuarial net loss included in net income	(18)	(187)	(205)	15	(4)	11
Change in funded status of retirement obligations	(10,664)	4,788	(5,876)	42	(25)	17
Tax effects resulting from the adoption of ASU No. 2018-02	—	(10,434)	(10,434)	—	—	—
	(10,729)	(5,871)	(16,600)	—	(9)	(9)
Total other comprehensive (loss)	$(24,662)	(4,518)	(29,180)	(22,592)	8,040	$(14,552)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company, in accordance with ASU No. 2018-02, has elected to reclassify the income tax effects of the Tax Act from accumulated other comprehensive (loss) income to retained earnings for the six months ended March 31, 2018. The following tables present the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the three and six months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31, 2018				March 31, 2017
	Unrealized Gains on Securities Available-for- Sale	Swaps	Employee Benefit Plans	Accumulated Other Comprehensive Loss	Unrealized Gains on Securities Available-for-Sale	Swaps	Employee Benefit Plans	Accumulated Other Comprehensive Loss
	(In Thousands)				(In Thousands)
Balance at beginning of year	$(7,345)	224	(58,290)	(65,411)	(9,279)	—	(56,883)	$(66,162)
Current period changes in other comprehensive (loss) income	(9,878)	342	(413)	(9,949)	394	6	(148)	252
Total other comprehensive (loss) income	$(17,223)	566	(58,703)	(75,360)	(8,885)	6	(57,031)	$(65,910)

	For the Six Months Ended
	March 31, 2018				March 31, 2017
	Unrealized Gains on Securities Available-for-Sale	Swaps	Employee Benefit Plans	Accumulated Other Comprehensive Loss	Unrealized Gains on Securities Available-for-Sale	Swaps	Employee Benefit Plans	Accumulated Other Comprehensive Loss
	(In Thousands)				(In Thousands)
Balance at beginning of year	$(4,075)	—	(42,105)	(46,180)	5,664	—	(57,022)	$(51,358)
Current period changes in other comprehensive (loss) income	(11,771)	465	(6,166)	(17,472)	(14,548)	5	(9)	(14,552)
Tax effects resulting from the adoption of ASU No. 2018-02	(1,314)	40	(10,434)	(11,708)	—	—	—	—
Total other comprehensive (loss) income	$(17,160)	505	(58,705)	(75,360)	(8,884)	5	(57,031)	$(65,910)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table reflects amounts reclassified from accumulated other comprehensive (loss) income to the consolidated statement of income and the affected line item in the statement where net income is presented for the three and six months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Accumulated other Comprehensive (Loss) Income Components			Affected line items in the Consolidated Statements of Income
Reclassification adjustment for gains included in net income	$116	$—	Gains on securities transactions, net
Reclassification adjustment of actuarial net (loss) gain included in net income	(8)	7	Compensation and employee benefits expense
Total before tax	108	7
Income tax benefit	(122)	(2)
Net of tax	$(14)	$5

	For the Six Months Ended
	March 31, 2018	March 31, 2017
Accumulated other Comprehensive (Loss) Income Components			Affected line items in the Consolidated Statements of Income
Reclassification adjustment for gains included in net income	$55	$411	Gains on securities transactions, net
Reclassification adjustment of actuarial net (loss) gain included in net income	(18)	15	Compensation and employee benefits expense
Total before tax	37	426
Income tax benefit	(214)	(148)
Net of tax	$(177)	$278

10.     Derivatives and Hedging Activities

The Company offers currency forward contracts and interest rate swap contracts to certain commercial banking customers to manage their risk of exposure and risk management strategies. These contracts are simultaneously hedged by offsetting contracts with a third party, such that the Company would minimize its net risk exposure resulting from these transactions. In addition, the Company executes interest rate swaps with third parties to in order to hedge the interest expense of short-term Federal Home Loan Bank Advances. These contracts are simultaneously hedged with short-term Federal Home Loan Bank Advances.

Currency Forward Contracts. During the quarter ended March 31, 2018, the existing currency forward contacts were settled. At September 30, 2017, the Company had a currency forward contract in place with a commercial banking customer with a notional amount of $1.6 million. An offsetting currency forward contract with a third party was also in place at September 30, 2017. The currency forward contracts associated with this program do not meet hedge accounting requirements. Changes in the fair value of both the customer currency forward contract and the offsetting third party contract are recognized directly in earnings. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial banking customers and are not used to manage interest rate risk in the Company's assets or liabilities.

Interest Rate Swaps. At March 31, 2018 and September 30, 2017, the Company did not have any interest rate swaps with commercial banking customers.

The Company had three interest rate swaps in place at March 31, 2018 with offsetting Federal Home Loan Bank advances with a notional amount of $30 million. At September 30, 2017, the Company had two interest rate swaps in place with offsetting Federal Home Loan Bank Advances with a notional amount of $20.0 million. The interest rate swaps associated with the program meet the hedge accounting requirements. The effective portion of changes in the fair value of the derivatives designated that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss). The ineffective portion of changes in the fair

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

value of the derivatives designated that qualify as cash flow hedges are recorded in earnings. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payment payments over the life of the agreements without the exchange of the underlying notional amount.

For the three and six months ended March 31, 2018 and 2017, the Company did not record any hedge ineffectiveness associated with these contracts.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets at March 31, 2018 and September 30, 2017:

	March 31, 2018
	Asset Derivative		Liability Derivative
	Consolidated Balance Sheet	Fair value	Consolidated Balance Sheet	Fair Value
		(In thousands)		(In thousands)
Derivatives:
Interest rate swap - cash flow hedge	Other Assets	$669	Other Liabilities	$—
Total derivative instruments		$669		$—

	September 30, 2017
	Asset Derivative		Liability Derivative
	Consolidated Balance Sheet	Fair value	Consolidated Balance Sheet	Fair Value
		(In thousands)		(In thousands)
Derivatives:
Interest rate swap - cash flow hedge	Other Assets	95	Other Liabilities	$—
Currency forward contract - non-designated hedge	Other Assets	182	Other Liabilities	182
Total derivative instruments		$277		$182

For the three and six months ended March 31, 2018 and 2017, no gains or losses were recorded in the consolidated statements of income.

The Company has agreements with counter-parties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

At March 31, 2018 and September 30, 2017, the fair value of derivatives was in a net asset position. At March 31, 2018 and September 30, 2017, accrued interest was $2 thousand and $9 thousand, respectively.

11.    Subsequent Events

The Company has evaluated events subsequent to March 31, 2018 and through the financial statement issuance date of May 14, 2018. On April 19, 2018, the Company completed its minority stock offering, after receiving all regulatory approvals with trading commencing on the Nasdaq Global Select Market on April 20, 2018. In connection with the closing, the Company issued 62,580,155 shares of its common stock to the MHC, the Company's mutual holding company, 3,476,675 shares to the Columbia Bank Foundation, the Bank's charitable foundation, and 49,832,345 shares to depositors of the Bank who subscribed for and were allocated shares in the minority stock offering, as well as the Columbia Bank Employee Stock Ownership Plan.

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

When assigning a risk rating to a loan, management utilizes an eight-point internal risk rating system. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans deemed to be of “questionable quality” are rated 5 (Special Mention) or 6 (Substandard). Loans with adverse classifications are rated 7 (Doubtful) or 8 (Loss). The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by both an independent third-

party and the Company's internal loan review department. The Company requires an annual review be performed above certain dollar thresholds, depending on loan type, to help determine the appropriate risk rating.

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

Executive Summary

We completed our minority stock offering on April 19, 2018, and received gross proceeds of $498.3 million from the offering and believe we are well positioned to execute our growth strategy. We experienced strong earnings results, solid core deposit growth, continued high asset quality and disciplined expense control during the quarter. We continue to enhance our products and services while maintaining focus on our customers across the many communities we serve.

Comparison of Financial Condition at March 31, 2018 and September 30, 2017

Total assets increased approximately $1.1 billion, or 20.9%, to $6.6 billion at March 31, 2018 from $5.4 billion at September 30, 2017. The increase in total assets was primarily attributable to the receipt of subscription funds relating to the minority stock offering.

Cash and cash equivalents increased $533.4 million between March 31, 2018 and September 30, 2017. This increase is primarily the result of the minority stock offering which was pending at March 31, 2018.
Securities available-for-sale increased $295.0 million to $852.2 million at March 31, 2018 from $557.2 million at September 30, 2017. Securities held-to-maturity increased $121.2 million between March 31, 2018 and September 30, 2017. The increase in both categories of securities was attributable to the pre-investment of the anticipated proceeds from the minority stock offering.
Total loans increased $174.5 million to $4.5 billion at March 31, 2018 from $4.4 billion at September 30, 2017. One-to-four family, multifamily and commercial and construction loans contributed $110.5 million, $66.8 million, and $23.3 million to the growth, respectively. Home equity loans and advances declined $31.9 million between March 31, 2018 and September 30, 2017.
Total liabilities increased $1.1 billion, or 23.0%, to $6.1 billion at March 31, 2018 from $5.0 billion at September 30, 2017. The increase is primarily attributable to an increase in total deposits of $1.3 billion partially offset by a decrease in borrowings of $143.6 million. The $1.3 billion increase in total deposits is primarily attributable to subscription funds relating to the minority stock offering. Other components of the deposit growth were increases in non-interest bearing transaction accounts of $67.3 million, interest bearing transaction accounts of $108.7 million, money market accounts of $85.2 million and certificates of deposits of $66.7 million. The decrease in borrowings of $143.6 million is primarily the result of repayments of short-term borrowings from the minority stock offering proceeds.

Total stockholders’ equity decreased $2.0 million, or 0.4%, to $473.9 million at March 31, 2018 from $475.9 million at September 30, 2017. The net decrease reflects net income earned for the six months ended March 31, 2018, offset by the increase in unrealized losses in the available-for-sale investment portfolio and the change in pension benefit obligations.

Comparison of the Results of Operations for the Three Months Ended March 31, 2018 and 2017

Net income increased $1.5 million to $11.8 million for the three months ended March 31, 2018, compared to $10.3 million for the three months ended March 31, 2017. The increase was primarily attributable to a $4.3 million increase in net interest income combined with a $1.2 million decrease in income tax expense offset by a $1.6 million increase in loan loss provisions, a $1.3 million decrease in non-interest income and a $1.1 million increase in non-interest expense for the comparable periods.
The Company’s net interest income was $39.1 million for the quarter ended March 31, 2018, an increase of $4.3 million, or 12.3% from $34.8 million for the quarter ended March 31, 2017. The increase in net interest income was attributable to a $6.4 million increase in interest and dividend income which was partially offset by a $2.1 million increase in interest expense.

The increase in interest and dividend income for the three month period was largely due to a $278.8 million increase in average loans, a $336.2 million increase in average investment securities and a $110.3 million increase in other interest earning assets. The increase in other interest earning assets was largely due to the increase in excess cash reserves related to the subscriptions for the minority stock offering.
The yield on average earning assets decreased two basis points due to the growth in excess cash reserves as a percentage of the earning asset mix. The yield on average loans increased five basis points while the yield on investment securities increased 16 basis points for the quarter ended March 31, 2018 as compared with the quarter ended March 31, 2017.
The $2.0 million increase in interest expense on deposits was largely the result of a $525.3 million increase in the average balance of interest bearing deposits combined with an 11 basis point increase in the cost of funds related to deposits. The $122.6 million increase in the average balance of borrowings was almost entirely offset by a 34 basis point decrease in the cost of average borrowings. The reduced cost of average borrowings resulted from the maturity of higher rate borrowings in conjunction with increases in short term borrowings at lower rates.

The Company's net interest margin for the quarter ended March 31, 2018 decreased six basis points to 2.80% when compared to 2.86% for the quarter ended March 31, 2017. The weighted average yield on interest-earning assets decreased two basis points to 3.71% for the quarter ended March 31, 2018 compared with 3.73% for the quarter ended March 31, 2017. The cost of average interest bearing liabilities increased three basis points to 1.09% for the quarter ended March 31, 2018 as compared to 1.06% for the quarter ended March 31, 2017.
The provision for loan losses was $2.0 million for the quarter ended March 31, 2018, an increase of $1.6 million from $375 thousand for the quarter ended March 31, 2017. The increase in provision expense was primarily attributable to loan growth and changes in certain qualitative risk factors.
Non-interest income was $4.5 million for the quarter ended March 31, 2018, a decrease of $1.3 million or 22.1% from $5.8 million for the quarter ended March 31, 2017. Income from bank-owned life insurance decreased $634 thousand as a result of gains recognized during the three months ended March 31, 2017 associated with life insurance proceeds that did not reoccur in the 2018 period. Title insurance fees decreased $193 thousand as a result of a decline in activity. The Company also recognized gains on the sale of other real estate owned totaling $209 thousand during the March 31, 2017 quarter that did not reoccur.
Non-interest expense was $26.0 million for the quarter ended March 31, 2018, an increase of $1.1 million, or 4.4%, from $24.9 million for the quarter ended March 31, 2017. Compensation and employee benefits increased $545 thousand primarily as a result of additional salary expense related to annual merit increases and an increase in the accrual for incentive compensation, partially offset by a decrease in retirement benefit costs. Occupancy expenses increased $285 thousand due primarily to higher maintenance costs and the addition of new branches. Advertising expenses were higher by $166 thousand related to increased advertising of Bank products.
Income tax expense was $3.8 million for the quarter ended March 31, 2018, a decrease of $1.2 million or 24.1%, from $5.0 million for the quarter ended March 31, 2017. The Company's effective tax rates were 24.4% and 32.7% for the three months ended March 31, 2018 and 2017 respectively. The decrease in the effective tax rate for the three months ended March 31, 2018 compared to March 31, 2017 is primarily attributed to the Tax Cuts and Jobs Act.
Comparison of the Results of Operations for the Six Months Ended March 31, 2018 and 2017

Net income decreased $4.8 million to $15.5 million for the six months ended March 31, 2018, compared to $20.3 million for the six months ended March 31, 2017. The decrease in net income is driven by a $5.0 million increase in loan loss provisions, a $2.9 million increase in income tax expense, a $2.6 million increase in non-interest expense and a $2.1 million decrease in non-interest income partially offset by a $7.8 million increase in net interest income for the comparable periods.

The Company’s net interest income was $76.0 million for the six months ended March 31, 2018, an increase of $7.8 million, or 11.4 % from $68.2 million for the six months ended March 31, 2017. The increase in net interest income was attributable to an $11.4 million increase in interest and dividend income which was partially offset by a $3.6 million increase in interest expense.

The increase in interest and dividend income for the six month period was largely due to a $290.3 million increase in average loans, a $224.7 million increase in average investment securities and a six basis point increase in yield on loans.

The yield on average earning assets increased three basis points due to higher yields on loans and investment securities. The yield on average loans increased six basis points while the yield on investment securities increased 19 basis points for the six months ended March 31, 2018 as compared with the six months ended March 31, 2017.

The $3.4 million increase in interest expense on deposits was largely the result of a $390.7 million increase in the average balance of interest bearing deposits combined with an 11 basis point increase in the cost of deposits. The $103.7 million increase in the average balance of borrowings was almost entirely offset by a 31 basis point decrease in the cost of average borrowings. The reduced cost of average borrowings resulted from the maturity of higher rate borrowings in conjunction with increases in short term borrowings at lower rates.

The Company's net interest margin for the six months ended March 31, 2018 decreased one basis point to 2.79% when compared to 2.80% for the six months ended March 31, 2017. The weighted average yield on interest-earning assets increased three basis points to 3.71% for the six months ended March 31, 2018 compared with 3.68% for the six months ended March 31, 2017. The cost of average interest bearing liabilities increased four basis points to 1.11% for the six months ended March 31, 2018 as compared to 1.07% for the six months ended March 31, 2017.

The provision for loan losses was $5.4 million for the six months ended March 31, 2018, an increase of $5.0 million from $375 thousand for the six months ended March 31, 2017. The increase in provision expense was primarily attributed to loan growth and changes in certain qualitative risk factors.

Non-interest income was $9.2 million for the six months ended March 31, 2018, a decrease of $2.1 million or 18.6% from $11.3 million for the six months ended March 31, 2017. The Company recognized gains on the sale of securities, loan receivables, and real estate owned totaling $1.1 million during the six months ended March 31, 2017. For the comparable period ending March, 31, 2018, only $55 thousand of gains on the sale of securities was recognized. Income from bank-owned life insurance decreased $632 thousand as a result of gains recognized during the six months ended March 31, 2017 associated with life insurance proceeds that did not reoccur. Title insurance fees decreased $512 thousand as a result of a decline in activity.

Non-interest expense was $51.5 million for the six months ended March 31, 2018, an increase of $2.6 million, or 5.3%, from $48.9 million for the six months ended March 31, 2017. Compensation and employee benefits increased $1.2 million primarily as a result of additional salary expense related to annual merit increases and an increase in the accrual for incentive compensation, partially offset by a decrease in retirement benefit costs. Advertising expenses were higher by $863 thousand related to the increased advertising of bank products. Occupancy expenses increased $449 thousand due primarily to higher maintenance costs and the addition of new branches.

Income tax expense was $12.8 million for the six months ended March 31, 2018, an increase of $2.9 million or 29.4%, from $9.9 million for the six months ended March 31, 2017. The Company's effective tax rates were 45.3% and 32.8% for the six months ended March 31, 2018 and 2017 respectively. The increase in the effective tax rate for the six months ended March 31, 2018 compared to March 31, 2017 is primarily attributed to the revaluation of our gross deferred tax assets and liabilities as a result of the change in the corporate tax rate.

Asset Quality:

The following table sets forth information regarding the Company’s non-performing assets as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
	(In Thousands)
Mortgage loans:
Residential	$2,565	$3,496
Multi-Family & commercial	118	1,510
Total mortgage loans	2,683	5,006
Commercial loans	407	1,038
Consumer loans	636	351
Total non-performing loans	3,726	6,395
Foreclosed assets	959	393
Total non-performing assets	$4,685	$6,788

The following table sets forth information regarding the Company's 60-89 day delinquent loans as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
	(In Thousands)
Mortgage loans:
Residential	$1,706	$932
Multi-Family & commercial	—	123
Total mortgage loans	1,706	1,055
Commercial loans	—	388
Consumer loans	328	187
Total 60-89 day delinquent loans	$2,034	$1,630

At March 31, 2018, the allowance for loan losses totaled $60.0 million, or 1.32% of total loans, compared with $54.6 million, or 1.26% of total loans at September 30, 2017. Total non-performing loans were $3.7 million, or 0.08% of total loans at March 31, 2018, compared to $6.4 million, or 0.15% of total loans at September 30, 2017.

At March 31, 2018 and September 30, 2017, the Company held $959 thousand and $393 thousand of foreclosed assets, respectively. During the six months ended March 31, 2018, there were two additions to foreclosed assets with a carrying value of $566 thousand.

Non-performing assets totaled $4.7 million, or 0.07% of total assets at March 31, 2018 compared to $6.8 million or 0.13% of total assets at September 30, 2017.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table sets forth the results of the estimated impact of interest rate changes on our estimated annual net interest income as of March 31, 2018:

March 31,
2018
Change in Interest Rates (Basis Points)	Change in Net Interest Income
-100	(5.9)%
Base	-
+100	4.0%
+200	7.7%

Another measure of interest rate sensitivity is to model changes in economic value of equity ("EVE") through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2018:

	March 31, 2018
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Economic Value of Assets
Change in Interest Rates (Basis Points)	Estimated EVE	Amount	Percent	EVE Ratio	Change in Basis Points
-100	$986,172	$7,223	0.7%	14.89%	(32)
Base	978,949	-	-	15.22%	-
+100	917,031	(61,918)	(6.3)%	14.71%	(51)
+200	847,484	(131,465)	(13.4)%	14.02%	(120)

The preceding table indicates that as of March 31, 2018, in the event of an immediate and sustained 200 basis point increase in interest rates, the EVE is projected to decrease 13.4%, or $131.5 million. If rates were to decrease 100 basis points, the model forecasts a 0.7%, or $7.2 million increase in the EVE. The interest rate risk results at March 31, 2018 are materially impacted by the minority stock offering which was pending and resulted in higher cash and cash equivalents levels at that date. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes in net interest income requires the use of certain assumptions regarding prepayment and deposit repricing, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While management believes such assumptions are reasonable, there can be no assurance that assumed prepayment rates and repricing rates will approximate actual future loan prepayment and deposit repricing activity. Moreover, net interest income assumes that the composition of interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual.

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

The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10%, a tier 1 capital to risk-weighted assets ratio of at least 8%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of March 31, 2018 the Company exceeded all capital adequacy requirements to which it is subject.

The following table presents the Company's actual capital amounts and ratios as of March 31, 2018 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well - capitalized institution:

	March 31, 2018
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in Thousands)
Company:
Total capital to risk-weighted assets	$645,533	15.24%	$338,864	8.0%	$423,580	10.0%
Tier 1 capital to risk-weighted assets	592,307	13.98	254,148	6.0	338,864	8.0
Common equity tier 1 capital to risk-weighted assets	540,760	12.77	190,611	4.5	275,327	6.5
Tier 1 capital to adjusted total assets	592,307	10.00	237,041	4.0	296,302	5.0

	September 30, 2017
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in Thousands)
Company:
Total capital to risk-weighted assets	$616,052	15.11%	$326,254	8.0%	$407,817	10.0%
Tier 1 capital to risk-weighted assets	564,854	13.85	244,690	6.0	326,254	8.0
Common equity tier 1 capital to risk-weighted assets	513,854	12.60	183,518	4.5	265,081	6.5
Tier 1 capital to adjusted total assets	564,854	10.59	213,298	4.0	266,023	5.0

	March 31, 2018
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in Thousands)
Columbia Bank:
Total capital to risk-weighted assets	$639,590	15.11%	$338,582	8.0%	$423,228	10.0%
Tier 1 capital to risk-weighted assets	586,408	13.86%	253,937	6.0	338,582	8.0
Common equity tier 1 capital to risk-weighted assets	586,408	13.86%	190,453	4.5	275,098	6.5
Tier 1 capital to adjusted total assets	586,408	9.87%	237,655	4.0	297,068	5.0

	September 30, 2017
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in Thousands)
Columbia Bank:
Total capital to risk-weighted assets	$608,971	14.95%	$325,980	8.0%	$407,475	10.0%
Tier 1 capital to risk-weighted assets	557,815	13.69	244,485	6.0	325,980	8.0
Common equity tier 1 capital to risk-weighted assets	557,815	13.69	183,364	4.5	264,859	6.5
Tier 1 capital to adjusted total assets	557,815	10.47	213,160	4.0	266,450	5.0

Item 4.     CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2018, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

For information regarding the Company’s risk factors, refer to the “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on February 20, 2018. As of March 31, 2018 the risk factors of the Company have not changed materially from those disclosed in the prospectus.

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

101.
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended. March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.	INS XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema Document

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Labels Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Columbia Financial, Inc

Date:	May 14, 2018	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2018	/s/Dennis E. Gibney
Dennis E. Gibney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)