Form 10-QT
period 2017-12-31
Columbia Financial, Inc.
filed 2018-06-15
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QT

(Mark one)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-38456

Columbia Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3504946 (I.R.S. Employer Identification Number)

19-01 Route 208 North, Fair Lawn, New Jersey (Address of principal executive offices)	07410 (Zip Code)

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
☒ Yes ☐ No

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

In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying unaudited consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended September 30, 2017 and 2016 and notes thereto, which are included in the Company’s prospectus dated February 8, 2018.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
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

Mortgage-backed securities and collateralized mortgage obligations totaling $231.2 million at amortized cost and $227.8 million at fair value are excluded from the maturity table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
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

The Company has evaluated events subsequent to December 31, 2017 and through the financial statement issuance date of June 15, 2018.  On April 19, 2018, the Company completed its minority stock offering, after receiving all regulatory approvals with trading commencing on the Nasdaq Global Select Market on April 20, 2018. In connection with the closing, the Company issued 62,580,155 shares of its common stock to the MHC, the Company's mutual holding company, 3,476,675 shares to the Columbia Bank Foundation, the Bank's charitable foundation, and 49,832,345 shares to depositors of the Bank who subscribed for and were allocated shares in the minority stock offering, as well as the Columbia Bank Employee Stock Ownership Plan.

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

101.	SCH XBRL Taxonomy Extension Schema Document

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Labels Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Columbia Financial, Inc

Date:	June 15, 2018	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 15, 2018	/s/Dennis E. Gibney
Dennis E. Gibney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)