Form 10-Q
period 2018-06-30
Columbia Financial, Inc.
filed 2018-08-14
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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
☐ Yes ☒ No

115,889,175 of the Registrant's common stock, par value of $0.01 per share, were issued and outstanding as of August 14, 2018.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	(Unaudited)	(Unaudited)
	June 30,	December 31,
	2018	2017
	(In thousands)
Assets
Cash and cash equivalents	$67,055	$65,334
Short-term investments	128	164
Total cash and cash equivalents	67,183	65,498

Securities available-for-sale, at fair value	932,070	710,570
Securities held-to-maturity, at amortized cost (fair value of $244,239 and $236,125 at June 30, 2018 and December 31, 2017, respectively)	254,801	239,618
Federal Home Loan Bank stock	45,009	44,664
Loans receivable, net	4,649,054	4,400,470
Accrued interest receivable	17,067	15,915
Real estate owned	660	959
Office properties and equipment, net	46,623	42,620
Bank-owned life insurance	151,837	150,521
Goodwill and intangible assets	5,957	5,997
Other assets	107,142	89,668
Total assets	$6,277,403	$5,766,500

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$4,294,832	$4,263,315
Borrowings	930,618	929,057
Advance payments by borrowers for taxes and insurance	30,995	25,563
Accrued expenses and other liabilities	79,661	76,495
Total liabilities	5,336,106	5,294,430

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 115,889,175 shares issued and outstanding at June 30, 2018 and none at December 31, 2017	1,159	—
Additional paid-in capital	526,332	—
Retained earnings	534,522	537,480
Accumulated other comprehensive loss	(75,736)	(65,410)
Unallocated common stock held by the Employee Stock Ownership Plan	(44,980)	—
Total stockholders' equity	941,297	472,070
Total liabilities and stockholders' equity	$6,277,403	$5,766,500

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest and dividend income:
Loans receivable	$45,865	$41,981	$89,706	$82,583
Securities available-for-sale	4,922	4,354	11,336	8,692
Securities held-to-maturity	2,991	—	3,455	—
Federal funds and interest earning deposits	584	66	1,072	89
Federal Home Loan Bank stock dividends	657	449	1,244	914
Total interest and dividend income	55,019	46,850	106,813	92,278
Interest expense:
Deposits	9,194	6,382	17,293	12,454
Borrowings	4,810	4,829	9,442	9,408
Total interest expense	14,004	11,211	26,735	21,862

Net interest income	41,015	35,639	80,078	70,416

Provision for loan losses	2,400	375	4,400	751

Net interest income after provision for loan losses	38,615	35,264	75,678	69,665

Non-interest income:
Demand deposit account fees	976	922	1,920	1,837
Bank-owned life insurance	1,493	1,059	2,557	2,758
Title insurance fees	1,255	949	2,029	1,916
Loan fees and service charges	451	532	922	1,027
Gain on securities transactions, net	—	—	116	—
Gain on sale of loans receivable, net	15	69	15	170
(Loss) Gain on sale of real estate owned	(13)	39	(13)	248
Other non-interest income	1,233	1,198	2,366	2,571
Total non-interest income	5,410	4,768	9,912	10,527

Non-interest expense:
Compensation and employee benefits expense	16,750	15,304	33,275	31,283
Occupancy expense	3,518	3,465	7,234	6,895
Federal insurance premiums expense	473	412	901	825
Advertising expense	1,292	1,122	2,139	1,803
Professional fees expense	399	379	613	558
Data processing expense	672	577	1,314	1,144
Charitable contribution to foundation	34,767	154	34,767	454
Other non-interest expense	3,857	3,413	7,460	6,717
Total non-interest expense	61,728	24,826	87,703	49,679

(Loss) Income before income tax expense	(17,703)	15,206	(2,113)	30,513

Income tax (benefit) expense	(2,961)	5,934	845	10,946

Net (loss) income	$(14,742)	$9,272	$(2,958)	$19,567

Basic and diluted earnings per share	$(0.13)	N/A	$(0.03)	N/A
Weighted average shares outstanding	111,346,897	N/A	111,346,897	N/A

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net (loss) income	$(14,742)	$9,272	$(2,958)	$19,567

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available-for-sale	(2,860)	1,739	(12,828)	2,134
Accretion of unrealized gain on securities reclassified as held-to-maturity	(3)	—	(2)	—
Reclassification adjustment for gains included in net income	—	—	87	—
	(2,863)	1,739	(12,743)	2,134

Derivatives, net of tax
Unrealized gain (loss) on swap contracts	164	(37)	506	(31)
	164	(37)	506	(31)

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	—	—	118	—
Reclassification adjustment of actuarial net loss included in net income	—	(2)	527	(5)
Change in funded status of retirement obligations	2,323	72	1,266	(74)
	2,323	70	1,911	(79)

Total other comprehensive (loss) income	(376)	1,772	(10,326)	2,024

Total comprehensive (loss) income, net of tax	$(15,118)	$11,044	$(13,284)	$21,591

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Common stock	Additional paid-in-capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Unallocated common stock held by the employee stock ownership plan	Total stockholders' equity
	(In thousands)

Balance at December 31, 2016	$—	$—	$501,014	$(66,162)	$—	$434,852
Net income	—	—	19,567	—	—	19,567
Other comprehensive income	—	—	—	2,024	—	2,024
Balance at June 30, 2017	$—	$—	$520,581	$(64,138)	$—	$456,443

Balance at December 31, 2017	$—	$—	$537,480	$(65,410)	$—	$472,070
Net loss	—	—	(2,958)	—	—	(2,958)
Other comprehensive loss	—	—	—	(10,326)	—	(10,326)
Issuance of common stock to Columbia Bank, MHC	626	—	—	—	—	626
Issuance of common stock in initial public offering	498	491,304	—	—	—	491,802
Issuance of shares to Columbia Bank Foundation	35	34,732	—	—	—	34,767
Purchase of Employee Stock Ownership Plan shares	—	—	—	—	(45,428)	(45,428)
Employee Stock Ownership Plan shares committed to be released	—	296	—	—	448	744
Balance at June 30, 2018	$1,159	$526,332	$534,522	$(75,736)	$(44,980)	$941,297

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(2,958)	$19,567
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred loan origination fees and costs	837	597
Net amortization of premiums and discounts on securities	707	687
Amortization on mortgage servicing rights	40	53
Amortization of debt issuance costs	312	27
Depreciation and amortization of office properties and equipment	1,834	1,849
Provision for loan losses	4,400	751
Gain on securities transactions, net	(116)	—
Gain on sale of loans receivable, net	(15)	(170)
Loss (gain) on real estate owned, net	13	(248)
Deferred tax expense (benefit)	6,811	(1,327)
Increase in accrued interest receivable	(1,152)	(341)
Increase in cash surrender value of bank-owned life insurance	(2,127)	(2,105)
Increase in other assets	(17,474)	(1,885)
Increase in accrued expenses and other liabilities	3,166	148
Contribution of common stock to Columbia Bank Foundation	34,767	—
Employee stock ownership plan expense	744	—
Net cash provided by operating activities	29,789	17,603

Cash flows from investing activities:
Proceeds from sales/calls of securities available-for-sale	9,966	—
Proceeds from principal pay downs / maturities on securities available-for-sale	29,541	35,828
Proceeds from principal pay downs / maturities on securities held-to-maturity	4,453	—
Purchases of securities available-for-sale	(278,610)	(28,947)
Purchases of securities held-to-maturity	(19,761)	—
Proceeds from sales of loans receivable	3,695	31,237
Purchases of loan receivables	(4,715)	(7,358)
Loan originations, net of principal payments	(252,786)	(243,759)
Proceeds from bank-owned life insurance	811	977
Proceeds from sales of Federal Home Loan Bank stock	40,226	16,983
Purchases of Federal Home Loan Bank stock	(40,571)	(20,649)
Additions to office properties and equipment	(5,837)	(4,013)
Proceeds from sales of real estate owned	286	1,186
Net cash used in investing activities	(513,302)	(218,515)

Cash flows from financing activities:
Net increase in deposits	31,517	131,730
Proceeds from long-term borrowings	184,049	161,200
Payments for maturities, calls, and payoffs on borrowings	(7,399,600)	(3,161,950)
Increase in short-term borrowings	7,216,800	3,079,450
Increase in advance payments by borrowers for taxes and insurance	5,432	3,836
Issuance of common stock	492,428	—
Purchase of employee stock ownership plan shares	(45,428)	—
Net cash provided by financing activities	485,198	214,266

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)

Net increase in cash and cash equivalents	1,685	13,354

Cash and cash equivalents at beginning of year	65,498	40,561
Cash and cash equivalents at end of period	$67,183	$53,915

Cash paid during the period for:
Interest	$26,947	$21,833
Income tax payments, net	$9,435	$15,903

Non-cash investing and financing activities:
Transfer of loans receivable to real estate owned	$—	$538

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

2.Earnings per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. For purposes of calculating basic earnings per share, weighed average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release.

Diluted earnings per share is computed using the same method as basic earnings per share and reflects the potential dilution which could occur if stock options and unvested shares were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the three and six months ended June 30, 2018 and 2017, the Company did not have any stock options outstanding.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2018 and 2017:

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,
	2018	2017

Net income	$(14,742)	$9,272

Basic earnings per share:
Income available to common stockholders	$(14,742)	$9,272
Weighted average shares outstanding - basic	111,346,897	N/A
Basic earning per share	$(0.13)	N/A

Diluted earnings per share:
Income available to common stockholders	$(14,742)	$9,272
Weighted average shares outstanding - diluted	111,346,897	N/A
Diluted earnings per share	$(0.13)	N/A

	For the Six Months Ended June 30,
	2018	2017

Net income	$(2,958)	$19,567

Basic earnings per share:
Income available to common stockholders	$(2,958)	$19,567
Weighted average shares outstanding - basic	111,346,897	N/A
Basic earning per share	$(0.03)	N/A

Diluted earnings per share:
Income available to common stockholders	$(2,958)	$19,567
Weighted average shares outstanding - diluted	111,346,897	N/A
Diluted earnings per share	$(0.03)	N/A

3.    Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

With respect to the accounting pronouncements noted below, the effective dates of adoption for the Company are delayed commensurate with the dates of adoption for private companies.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

4.Investment Securities

Securities Available-for-Sale

The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for securities available-for-sale at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
		(In thousands)

U.S. government and agency obligations	$54,805	—	(1,243)	$53,562
Mortgage-backed securities and collateralized mortgage obligations	840,040	344	(24,852)	815,532
Municipal obligations	1,586	—	—	1,586
Corporate debt securities	54,491	99	(1,023)	53,567
Trust preferred securities	5,000	—	(370)	4,630
Equity securities	2,331	862	—	3,193
	$958,253	1,305	(27,488)	$932,070

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
		(In thousands)

U.S. government and agency obligations	$39,909	17	(282)	$39,644
Mortgage-backed securities and collateralized mortgage obligations	615,924	383	(9,695)	606,612
Municipal obligations	1,957	—	—	1,957
Corporate debt securities	54,489	536	(511)	54,514
Trust preferred securities	5,000	—	(344)	4,656
Equity securities	2,328	859	—	3,187
	$719,607	1,795	(10,832)	$710,570

The table below presents the amortized cost and fair value of debt securities available-for-sale at June 30, 2018 by contractual maturity excluding equity securities. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	June 30, 2018
	Amortized cost	Fair value
	(In thousands)

One year or less	$1,396	$1,396
More than one year to five years	45,125	44,184
More than five years to ten years	64,361	63,388
More than ten years	5,000	4,377
	$115,882	$113,345
Mortgage-backed securities and collateralized mortgage obligations	840,040	815,532
	$955,922	$928,877

Mortgage-backed securities and collateralized mortgage obligations totaling $840.0 million at amortized cost and $815.5 million at fair value are excluded from the aggregated maturity balances above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

There were no sales of securities from the available for sale investment portfolio for the three months ended June 30, 2018. For the six months ended June 30, 2018, proceeds from called securities in the available-for-sale portfolio totaled $10.0 million, resulting in $116 thousand of gross gains and zero gross losses.

There were no sales of securities from the available-for-sale investment portfolio for the three and six months ended June 30, 2017.

Securities available-for-sale with a fair value of $138.4 million and $204.3 million at June 30, 2018 and December 31, 2017 were sold under agreements to repurchase or were pledged as security for deposits of public funds as required and permitted by law.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at June 30, 2018 and December 31, 2017 and if the unrealized loss position was continuous for the twelve months prior to June 30, 2018 and December 31, 2017:

	June 30, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)
	(In thousands)

U.S. government and agency obligations	$48,812	(1,012)	4,750	(231)	53,562	$(1,243)
Mortgage-backed securities and collateralized mortgage obligations	580,116	(14,943)	170,350	(9,909)	750,466	(24,852)
Corporate debt securities	19,764	(229)	9,206	(794)	28,970	(1,023)
Trust preferred securities	—	—	4,630	(370)	4,630	(370)
	$648,692	(16,184)	188,936	(11,304)	837,628	$(27,488)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)
	(In thousands)

U.S. government and agency obligations	$29,654	(282)	—	—	29,654	$(282)
Mortgage-backed securities and collateralized mortgage obligations	514,283	(8,037)	48,788	(1,658)	563,071	(9,695)
Corporate debt securities	4,866	(135)	4,624	(376)	9,490	(511)
Trust preferred securities	—	—	4,656	(344)	4,656	(344)
	$548,803	(8,454)	58,068	(2,378)	606,871	$(10,832)

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with securities available-for-sale was the result of changes in market interest rates relative to the coupon of the individual security. The Company does not have the intent to sell securities in a temporary loss position at June 30, 2018, nor is it more likely than not that the Company will be required to sell the securities before their prices recover which may be maturity.

The Company did not record an other-than-temporary impairment charge on securities in the available-for-sale portfolio for the three and six months ended June 30, 2018 and 2017.

Securities Held-to-Maturity

The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for securities held-to-maturity at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(In thousands)

U.S. government and agency obligations	$13,403	—	(346)	$13,057
Mortgage-backed securities and collateralized mortgage obligations	241,398	419	(10,635)	231,182
	$254,801	419	(10,981)	$244,239

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(In thousands)

U.S. government and agency obligations	$8,402	—	(58)	$8,344
Mortgage-backed securities and collateralized mortgage obligations	231,216	—	(3,435)	227,781
	$239,618	—	(3,493)	$236,125

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents the amortized cost and fair value of debt securities held-to-maturity at June 30, 2018 by contractual maturity. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2018
	Amortized cost	Fair value
	(In Thousands)

More than five years to ten years	$13,403	$13,057
	13,403	13,057
Mortgage-backed securities and collateralized mortgage obligations	241,398	231,182
	$254,801	$244,239

Mortgage-backed securities and collateralized mortgage obligations totaling $241.4 million at amortized cost and $231.2 million at fair value are excluded from the maturity table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

Securities held-to-maturity with a fair value of $108.3 million and $78.2 million at June 30, 2018 and December 31, 2017 were sold under agreements to repurchase or were pledged as security for deposits of public funds as required and permitted by law.

There were no sales of securities from the held-to-maturity investment portfolio for the three and six months ended June 30, 2018 and 2017.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at June 30, 2018 and December 31, 2017 and if the unrealized loss position was continuous for the twelve months prior to June 30, 2018 and December 31, 2017:

	June 30, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)
	(In thousands)

U.S. government and agency obligations	$13,057	(346)	—	—	13,057	$(346)
Mortgage-backed securities and collateralized mortgage obligations	153,014	(5,515)	67,295	(5,120)	220,309	(10,635)
	$166,071	(5,861)	67,295	(5,120)	233,366	$(10,981)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)
	(In thousands)

U.S. government and agency obligations	$8,344	(58)	—	—	8,344	$(58)
Mortgage-backed securities and collateralized mortgage obligations	196,049	(2,920)	30,046	(515)	226,095	(3,435)
	$204,393	(2,978)	30,046	(515)	234,439	$(3,493)

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with securities held-to-maturity was the result of changes in market interest rates relative to the coupon of the individual security. The Company does not have the intent to sell securities in a temporary loss position at June 30, 2018, nor is it more likely than not that the Company will be required to sell the securities before their prices recover which may be maturity.

The Company did not record an other-than-temporary impairment charge on securities in the held-to-maturity portfolio for the three and six months ended June 30, 2018 and 2017.

5.     Loans Receivable and Allowance for Loan Losses

Loans receivable at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30,	December 31,
	2018	2017
	(In thousands)
Real estate loans:
One-to-four family	$1,763,158	$1,616,259
Multifamily and commercial	1,971,803	1,871,210
Construction	254,850	233,652
Commercial business loans	292,113	277,970
Consumer loans:
Home equity loans and advances	414,388	448,020
Other consumer loans	956	998
Total loans	4,697,268	4,448,109
Net deferred loan costs	14,310	10,539
Allowance for loan losses	(62,524)	(58,178)
Loans receivable, net	$4,649,054	$4,400,470

The Company had no loans held for sale at June 30, 2018 and December 31, 2017.

The Company sold $3.7 million of residential loans to third parties during the three and six months ended June 30, 2018. The Company sold $31.2 million of residential loans to third parties during the three and six months ended June 30, 2017.

The Company purchased $2.6 million of residential loans and $2.1 million of commercial real estate loans from third parties during the three and six months ended June 30, 2018. The Company purchased $7.4 million of residential loans from third parties during the three and six months ended June 30, 2017.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At June 30, 2018 and December 31, 2017, the carrying value of real estate loans serviced by the Company for investors was $456.6 million and $478.8 million, respectively.

The following tables summarize the aging of loans receivable by portfolio segment at June 30, 2018 and December 31, 2017:

	June 30, 2018
	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Total
	(In Thousands)
Real estate loans:
One to four family	$5,484	1,923	2,218	9,625	1,753,533	$1,763,158
Multifamily and commercial	164	—	118	282	1,971,521	1,971,803
Construction	—	—	—	—	254,850	254,850
Commercial business loans	—	154	384	538	291,575	292,113
Consumer loans:
Home equity loans advances	808	892	1,041	2,741	411,647	414,388
Other consumer loans	—	1	—	1	955	956
Total loans	$6,456	2,970	3,761	13,187	4,684,081	$4,697,268

	December 31, 2017
	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Total
	(In thousands)
Real estate loans:
One to four family	$7,080	1,229	3,360	11,669	1,604,590	$1,616,259
Multifamily and commercial	138	380	1,329	1,847	1,869,363	1,871,210
Construction	—	—	—	—	233,652	233,652
Commercial business loans	89	730	1,263	2,082	275,888	277,970
Consumer loans:
Home equity loans advances	1,421	26	573	2,020	446,000	448,020
Other consumer loans	—	—	—	—	998	998
Total loans	$8,728	2,365	6,525	17,618	4,430,491	$4,448,109

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. A loan is designated as a non-accrual loan when the payment of interest is more than three months in arrears of its contractual due date. The accrual of income on a non-accrual loan is reversed and discontinued until the outstanding payments in arrears have been collected. The Company identifies loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At June 30, 2018 and December 31, 2017, non-accrual loans totaled $3.8 million and $6.5 million, respectively.

At June 30, 2018 and December 31, 2017, there were no loans past due 90 days or more and still accruing interest.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes loans receivable and allowance for loan losses by portfolio segment and impairment method:

	June 30, 2018
	One to four family	Multifamily and commercial	Construction	Commercial Business	Home equity loans and advances	Other consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$476	—	—	355	11	—	—	$842
Collectively evaluated for impairment	18,073	22,802	6,728	10,565	2,859	7	648	61,682
Total	$18,549	22,802	6,728	10,920	2,870	7	648	$62,524

Total loans:
Individually evaluated for impairment	$10,605	2,856	—	2,951	3,436	—	—	$19,848
Collectively evaluated for impairment	1,752,553	1,968,947	254,850	289,162	410,952	956	—	4,677,420
Total	$1,763,158	1,971,803	254,850	292,113	414,388	956	—	$4,697,268

	December 31, 2017
	One to four family	Multifamily and commercial	Construction	Commercial Business	Home equity loans and advances	Other consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$423	28	—	80	15	—	—	$546
Collectively evaluated for impairment	19,568	19,905	5,217	8,195	4,562	8	177	57,632
Total	$19,991	19,933	5,217	8,275	4,577	8	177	$58,178

Total loans:
Individually evaluated for impairment	$11,644	3,693	—	4,263	2,591	—	—	$22,191
Collectively evaluated for impairment	1,604,615	1,867,517	233,652	273,707	445,429	998	—	4,425,918
Total	$1,616,259	1,871,210	233,652	277,970	448,020	998	—	$4,448,109

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

The following tables present the number of loans modified as TDRs during the three and six months ended June 30, 2018 and 2017, along with their balances immediately prior to the modification date and post-modification. Post-modification recorded investment represents the net book balance immediately following modification.

	For the Three Months Ended
	June 30, 2018			June 30, 2017
	No. of Loans	Pre-modification recorded investment	Post-modification recorded investment	No. of Loans	Pre-modification recorded investment	Post-modification recorded investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings
Real estate loans:
One to four family	3	$378	$380	2	$461	$461
Consumer loans:
Home equity loans and advances	—	—	—	1	39	39
Total loans	3	$378	$380	3	$500	$500

	For the Six Months Ended
	June 30, 2018			June 30, 2017
	No. of Loans	Pre-modification recorded investment	Post-modification recorded investment	No. of Loans	Pre-modification recorded investment	Post-modification recorded investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings
Real estate loans:
One to four family	4	$462	$462	3	$543	$543
Consumer loans:
Home equity loans and advances	1	588	588	1	39	39
Total loans	5	$1,050	$1,050	4	$582	$582

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2018 and 2017 was as follows:

	For the Three Months Ended June 30,
	One to four family	Multifamily and commercial	Construction	Commercial Business	Home equity loans and advances	Other consumer	Unallocated	Total
	(In Thousands)
2018
Balance at beginning of period	$18,828	19,097	6,574	10,800	3,924	7	722	$59,952
Provision charged (credited)	(324)	3,705	154	87	(1,153)	5	(74)	2,400
Recoveries	51	—	—	36	99	3	—	189
Charge-offs	(6)	—	—	(3)	—	(8)	—	(17)
Balance at end of period	$18,549	22,802	6,728	10,920	2,870	7	648	$62,524

2017
Balance at beginning of period	$18,818	17,638	4,253	7,014	4,129	10	46	$51,908
Provision charged (credited)	48	485	345	(376)	(170)	4	39	375
Recoveries	93	—	—	73	6	—	—	172
Charge-offs	(197)	(38)	—	(148)	—	(6)	—	(389)
Balance at end of period	$18,762	18,085	4,598	6,563	3,965	8	85	$52,066

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	For the Six Months Ended June 30,
	One to four family	Multifamily and commercial	Construction	Commercial Business	Home equity loans and advances	Other consumer	Unallocated	Total
2018
Balance at beginning of period	$19,991	19,933	5,217	8,275	4,577	8	177	$58,178
Provision charged (credited)	(1,552)	2,998	1,508	2,783	(1,810)	2	471	4,400
Recoveries	171	—	3	87	103	5	—	369
Charge-offs	(61)	(129)	—	(225)	—	(8)	—	(423)
Balance at end of period	$18,549	22,802	6,728	10,920	2,870	7	648	$62,524

2017
Balance at beginning of period	$18,599	17,616	4,598	6,358	4,231	11	436	$51,849
Provision charged (credited)	428	674	—	204	(209)	5	(351)	751
Recoveries	115	—	—	149	13	—	—	277
Charge-offs	(380)	(205)	—	(148)	(70)	(8)	—	(811)
Balance at end of period	$18,762	18,085	4,598	6,563	3,965	8	85	$52,066

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents loans individually evaluated for impairment by loan segment:

	June 30, 2018
	Recorded investment	Unpaid principal balance	Specific allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One to four family	$7,707	$8,890	$—
Multifamily and commercial	2,856	4,204	—
Commercial business loans	16	22	—
Consumer loans:
Home equity loans and advances	3,090	3,445	—
	13,669	16,561	—
With a specific allowance recorded:
Real estate loans:
One to four family	2,898	2,945	476
Commercial business loans	2,935	2,727	355
Consumer loans:
Home equity loans and advances	346	346	11
	6,179	6,018	842
Total:
Real estate loans:
One to four family	10,605	11,835	476
Multifamily and commercial	2,856	4,204	—
Commercial business loans	2,951	2,749	355
Consumer loans:
Home equity loans and advances	3,436	3,791	11
Total loans	$19,848	$22,579	$842

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2017
	Recorded investment	Unpaid principal balance	Specific allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One to four family	$8,870	$9,704	$—
Multifamily and commercial	2,058	2,933	—
Commercial business loans	1,522	2,015	—
Consumer loans:
Home equity loans and advances	2,161	2,601	—
	14,611	17,253	—
With a specific allowance recorded:
Real estate loans:
One to four family	2,774	2,788	423
Multifamily and commercial	1,635	2,208	28
Commercial business loans	2,741	2,741	80
Consumer loans:
Home equity loans and advances
	430	430	15
Total:	7,580	8,167	546
Real estate loans:
One to four family	11,644	12,492	423
Multifamily and commercial	3,693	5,141	28
Commercial business loans	4,263	4,756	80
Consumer loans:
Home equity loans and advances	2,591	3,031	15
Total loans	$22,191	$25,420	$546

Specific allocations of the allowance for loan losses attributable to impaired loans totaled $842 thousand and $546 thousand at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, impaired loans for which there was no related allowance for loan losses totaled $13.7 million and $14.6 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents interest income recognized for loans individually evaluated for impairment by loan segment for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended
	June 30, 2018		June 30, 2017
	Average recorded Investment	Interest Income Recognized	Average recorded Investment	Interest Income Recognized
	(In thousands)		(In thousands)
Real estate loans:
One to four family	$10,715	$103	$15,202	$169
Multifamily and commercial	2,718	30	3,295	41
Commercial business loans	3,180	25	3,237	28
Consumer loans:
Home equity loans and advances	3,260	39	4,221	60
Total loans	$19,873	$197	$25,955	$298

	For the Six Months Ended
	June 30, 2018		June 30, 2017
	Average recorded Investment	Interest Income Recognized	Average recorded Investment	Interest Income Recognized
	(In thousands)		(In thousands)
Real estate loans:
One to four family	$11,025	$103	$16,175	$156
Multifamily and commercial	3,043	28	5,311	27
Construction	—	—	168	—
Commercial business loans	3,541	25	3,662	27
Consumer loans:
Home equity loans and advances	3,037	38	3,963	48
Total loans	$20,646	$194	$29,279	$258

The Company utilizes an internal eight-point risk rating system to summarize its loan portfolio into categories with similar risk characteristics. Loans deemed to be “acceptable quality” are rated 1 through 4 (Pass), with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (Special Mention) or 6 (Substandard). Loans with adverse classifications are rated 7 (Doubtful) or 8 (Loss). The risk ratings are also confirmed through periodic loan review examinations which are currently performed by both an independent third-party and the Company's internal loan review department. Results from examinations are presented to the Audit Committee of the Board of Directors.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents loans receivable by credit quality risk indicator and by loan segment:

	June 30, 2018
	Real Estate
	One to four family	Multifamily and commercial	Construction	Commercial Business	Home equity loans and advances	Other consumer	Total
	(In thousands)
Pass	$1,754,543	1,955,847	254,850	283,807	412,434	956	$4,662,437
Special mention	—	2,402	—	3,472	—	—	5,874
Substandard	8,615	13,554	—	4,834	1,954	—	28,957
Doubtful	—	—	—	—	—	—	—
Total	$1,763,158	1,971,803	254,850	292,113	414,388	956	$4,697,268

	December 31, 2017
	Real Estate
	One to four family	Multifamily and commercial	Construction	Commercial Business	Home equity loans and advances	Other consumer	Total
	(In thousands)

Pass	$1,606,672	1,851,772	233,652	268,355	446,364	998	$4,407,813
Special mention	—	4,782	—	3,678	—	—	8,460
Substandard	9,587	14,656	—	5,937	1,656	—	31,836
Doubtful	—	—	—	—	—	—	—
Total	$1,616,259	1,871,210	233,652	277,970	448,020	998	$4,448,109

6.     Deposits

Deposits at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30,	December 31,
	2018	2017
	(In Thousands)

Non-interest bearing transaction	$710,853	$681,869
Interest bearing transaction	1,296,928	1,370,403
Money market deposit accounts	277,475	262,396
Savings, including club deposits	537,052	544,765
Certificates of deposit	1,472,524	1,403,882
Total deposits	$4,294,832	$4,263,315

The aggregate amount of certificates of deposit that meet or exceed $100,000 is approximately $698.0 million and $641.1 million as of June 30, 2018 and December 31, 2017, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A summary of certificate accounts by maturity at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30,	December 31,
	2018	2017
	(In Thousands)
Less than one year	$743,577	$669,610
More than one years to two years	488,016	474,475
More than two years to three years	184,860	169,069
More than three years to four years	40,999	68,184
More than four years	15,072	22,544
	$1,472,524	$1,403,882

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

Net periodic benefit cost (income) for pension benefits and other benefits for the three and six months ended June 30, 2018 and 2017 includes the following components:

	For the Three Months Ended June 30,
	Pension		RIM		Post-retirement
	2018	2017	2018	2017	2018	2017
	(In thousands)
Service cost	$1,780	$1,547	$61	$35	$93	$112
Interest cost	2,129	2,024	111	96	205	214
Expected return on plan assets	(4,815)	(5,677)	—	—	—	—
Amortization:
Prior service cost	—	—	—	—	(34)	(34)
Net loss	707	2,123	103	71	69	85
Net periodic cost (income)	$(199)	$17	$275	$202	$333	$377

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	For the Six Months Ended June 30,
	Pension		RIM		Post-retirement
	2018	2017	2018	2017	2018	2017
	(In thousands)
Service cost	$3,560	$3,094	$122	$70	$186	$224
Interest cost	4,258	4,048	222	192	410	428
Expected return on plan assets	(9,630)	(11,354)	—	—	—	—
Amortization:
Prior service cost	—	—	—	—	(68)	(68)
Net loss	1,414	4,246	206	142	138	170
Net periodic cost (income)	$(398)	$34	$550	$404	$666	$754

The net periodic benefit cost (income) for pension benefits and other benefits at June 30, 2018 were calculated using the December 31, 2017 third party actuarial valuation reports. For June 30, 2017, the September 30, 2016 third party actuarial valuation reports were utilized as a proxy to estimate the net periodic benefit cost for pension benefits.

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

The valuations exclude any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on the discount or premium.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis as of June 30, 2018 and December 31, 2017.

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

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of June 30, 2018 and December 31, 2017.

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

There were no changes to the valuation techniques for fair value measurements as of June 30, 2018 and December 31, 2017.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present the assets and liabilities reported on the consolidated balance sheets at their fair values as of June 30, 2018 and December 31, 2017, by level within the fair value hierarchy:

	June 30, 2018
		Fair Value Measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Measured on a recurring basis:
Securities available-for-sale:
U.S. government and agency obligations	$53,562	53,562	—	$—
Mortgage-backed securities and collateralized mortgage obligations	815,532	—	815,532	—
Municipal obligations	1,586	—	1,586	—
Corporate debt securities	53,567	—	53,567	—
Trust preferred securities	4,630	—	4,630	—
Equity securities	3,193	3,193	—	—
Total securities available-for-sale	$932,070	56,755	875,315	$—
Derivative assets	965	—	965	—
	$933,035	56,755	876,280	$—

	December 31, 2017
		Fair Value Measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Measured on a recurring basis:
Securities available-for-sale:
U.S. government and agency obligations	$39,644	39,644	—	$—
Mortgage-backed securities and collateralized mortgage obligations	606,612	—	606,612	—
Municipal obligations	1,957	—	1,957	—
Corporate debt securities	54,514	—	54,514	—
Trust preferred securities	4,656	—	4,656	—
Equity securities	3,187	3,187	—	—
Total securities available-for-sale	710,570	42,831	667,739	—
Derivative assets	490	—	490	—
	$711,060	42,831	668,229	$—

Derivative liabilities	$203	—	203	$—

There were no transfers between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2018 and during the year ended December 31, 2017.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	June 30, 2018
		Fair Value Measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Measured on a non-recurring basis:
Real estate owned	$660	—	—	$660
Loans measured for impairment based on the fair value of the underlying collateral	9,629	—	—	9,629
	$10,289	—	—	$10,289

	December 31, 2017
		Fair Value Measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Measured on a non-recurring basis:
Real estate owned	$959	—	—	$959
Loans measured for impairment based on the fair value of the underlying collateral	10,251			10,251
	$11,210	—	—	$11,210

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2018 and September 30, 2017:

	June 30, 2018
	Fair value	Valuation methodology	Unobservable inputs	Range of inputs
	(In Thousands)
Real estate owned	$660	Appraised Value	Discount for cost to sell	6.0%
Loans measured for impairment based on the fair value of the underlying collateral	$9,629	Appraised Value	Discount for cost to sell	6.0% - 8.0%

	December 31, 2017
	Fair value	Valuation methodology	Unobservable inputs	Range of inputs
	(In Thousands)
Real estate owned	$959	Appraised Value	Discount for cost to sell	6.0%
Loans measured for impairment based on the fair value of the underlying collateral	$10,251	Appraised Value	Discount for cost to sell	6.0% - 8.0%

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

The following tables present the Company's financial instruments at their carrying and fair values as of June 30, 2018 and December 31, 2017. Fair values are presented by level within the fair value hierarchy:

	June 30, 2018
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$67,183	67,183	67,183	—	$—
Securities available-for-sale	932,070	932,070	56,755	875,315	—
Securities held-to-maturity	254,801	244,239	—	244,239	—
Federal Home Loan Bank stock	45,009	45,009	—	45,009	—
Loans receivable, net	4,649,054	4,538,326	—	—	4,538,326
Derivative assets	965	965	—	965	—

Financial liabilities:		—
Total deposits	$4,294,832	4,282,179	—	4,282,179	$—
Borrowings	930,618	923,606	—	923,606	—

	December 31, 2017
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$65,498	65,498	65,498	—	$—
Securities available-for-sale	710,570	710,570	42,831	667,739	—
Securities held-to-maturity	239,618	236,125	—	236,125	—
Federal Home Loan Bank Stock	44,664	44,664	—	44,664	—
Loans receivable, net	4,400,470	4,367,945	—	—	4,367,945
Derivative assets	490	490	—	490	—

Financial liabilities:		—
Total deposits	$4,263,315	3,959,460	—	3,959,460	$—
Borrowings	929,057	925,032	—	925,032	—
Derivative liabilities	203	203	—	203	—

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

9.    Other Comprehensive Income (Loss)

The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended
	June 30, 2018			June 30, 2017
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of Other Comprehensive (Loss) Income:
Unrealized gains and losses on securities available-for-sale:
Net (losses) gains arising during the period	$(5,623)	2,763	(2,860)	2,689	(950)	$1,739
Accretion of unrealized loss on securities reclassified as held-to-maturity	80	(83)	(3)	—	—	—
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
	(5,543)	2,680	(2,863)	2,689	(950)	1,739

Unrealized gain (loss) on swap contract	297	(133)	164	(57)	20	(37)
	297	(133)	164	(57)	20	(37)

Employee benefit plans:
Amortization of prior service cost included in net income	—	—	—	—	—	—
Reclassification adjustment of actuarial net (loss) gain included in net income	—	—	—	—	(2)	(2)
Change in funded status of retirement obligations	—	2,323	2,323	—	72	72
	—	2,323	2,323	—	70	70
Total other comprehensive (loss) income	$(5,246)	4,870	(376)	2,632	(860)	$1,772

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	For the Six Months Ended
	June 30, 2018			June 30, 2017
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of Other Comprehensive (Loss) Income:
Unrealized gains and losses on securities available-for-sale:
Net (losses) gains arising during the period	$(17,261)	4,433	(12,828)	3,340	(1,206)	$2,134
Accretion of unrealized loss on securities reclassified as held-to-maturity	(16)	14	(2)	—	—	—
Reclassification adjustment for gains included in net income	116	(29)	87	—	—	—
	(17,161)	4,418	(12,743)	3,340	(1,206)	2,134

Unrealized gain (loss) on swap contract	678	(172)	506	(48)	17	(31)
	678	(172)	506	(48)	17	(31)

Employee benefit plans:
Amortization of prior service cost included in net income	148	(30)	118	—	—	—
Reclassification adjustment of actuarial net loss included in net income	673	(146)	527	—	(5)	(5)
Change in funded status of retirement obligations	(819)	2,085	1,266	—	(74)	(74)
	2	1,909	1,911	—	(79)	(79)
Total other comprehensive (loss) income	$(16,481)	6,155	(10,326)	3,292	(1,268)	$2,024

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended
	June 30, 2018				June 30, 2017
	Unrealized (Losses) Gains on Securities Available-for- Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive Loss	Unrealized (Losses) Gains on Securities Available-for- Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive Loss
	(In Thousands)				(In Thousands)
Balance at beginning of year	$(17,223)	566	(58,703)	(75,360)	(8,885)	6	(57,031)	$(65,910)
Current period changes in other comprehensive (loss) income	(2,863)	164	2,323	(376)	1,739	(37)	70	1,772
Total other comprehensive (loss) income	$(20,086)	730	(56,380)	(75,736)	(7,146)	(31)	(56,961)	$(64,138)

	For the Six Months Ended
	June 30, 2018				June 30, 2017
	Unrealized (Losses) Gains on Securities Available-for- Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive Loss	Unrealized (Losses) Gains on Securities Available-for- Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive Loss
	(In Thousands)				(In Thousands)
Balance at beginning of year	$(7,279)	224	(58,355)	(65,410)	(9,279)	—	(56,883)	$(66,162)
Current period changes in other comprehensive (loss) income	(12,743)	506	1,911	(10,326)	2,134	(31)	(79)	2,024
Total other comprehensive (loss) income	$(20,022)	730	(56,444)	(75,736)	(7,145)	(31)	(56,962)	$(64,138)

The following table reflects amounts reclassified from accumulated other comprehensive (loss) income to the consolidated statements of income and the affected line item in the statement where net income is presented for the three and six months ended June 30, 2018 and 2017:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

For the Three Months Ended
	6/30/2018	6/30/2017
(In Thousands)
Accumulated other Comprehensive (Loss) Income Components			Affected line items in the Consolidated Statements of Income
Reclassification adjustment for gains included in net income	$—	$—	Gains on securities transactions, net
Reclassification adjustment of actuarial net gain included in net income	—	—	Compensation and employee benefits expense
Total before tax	—	—
Income tax benefit	—	(2)
Net of tax	$—	$(2)

	For the Six Months Ended
	6/30/2018	6/30/2017
	(In Thousands)
Accumulated other Comprehensive (Loss) Income Components			Affected line items in the Consolidated Statements of Income
Reclassification adjustment for gains included in net income	$116	$—	Gains on securities transactions, net
Reclassification adjustment of actuarial net gain included in net income	673	—	Compensation and employee benefits expense
Total before tax	789	—
Income tax benefit	(175)	(5)
Net of tax	$614	$(5)

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

Currency Forward Contracts. At June 30, 2018, the Company had no currency forward contacts in place with commercial banking customers. At December 31, 2017, the Company had a currency forward contract in place with a commercial banking customer with a notional amount of $1.6 million. An offsetting currency forward contract with a third party was also in place at December 31, 2017. The currency forward contracts associated with this program do not meet hedge accounting requirements. Changes in the fair value of both the customer currency forward contract and the offsetting third party contract are recognized directly in earnings. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial banking customers and are not used to manage interest rate risk in the Company's assets or liabilities.

Interest Rate Swaps. At June 30, 2018 and December 31, 2017, the Company did not have any interest rate swaps with commercial banking customers.

The Company had 14 interest rate swaps in place at June 30, 2018 with offsetting Federal Home Loan Bank advances with a notional amount of $190.0 million. At December 31, 2017, the Company had two interest rate swaps in place with offsetting Federal Home Loan Bank Advances with a notional amount of $20.0 million. The interest rate swaps associated with the program meet the hedge accounting requirements. The effective portion of changes in the fair value of the derivatives designated that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss). The ineffective portion of changes in the fair value of the derivatives designated that qualify as cash flow hedges are recorded in earnings. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payment payments over the life of the agreements without the exchange of the underlying notional amount.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017, the Company did not record any hedge ineffectiveness associated with these contracts.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Asset Derivative		Liability Derivative
	Consolidated Balance Sheet	Fair value	Consolidated Balance Sheet	Fair Value
		(In thousands)		(In thousands)
Derivatives:
Interest rate swap - cash flow hedge	Other Assets	$965	Other Liabilities	$—
Total derivative instruments		$965

	December 31, 2017
	Asset Derivative		Liability Derivative
	Consolidated Balance Sheet	Fair value	Consolidated Balance Sheet	Fair Value
		(In thousands)		(In thousands)
Derivatives:
Interest rate swap - cash flow hedge	Other Assets	287	Other Liabilities	$—
Currency forward contract - non-designated hedge	Other Assets	203	Other Liabilities	203
Total derivative instruments		$490		$203

For the three and six months ended June 30, 2018 and 2017, no gains or losses were recorded in the consolidated statements of operations.

The Company has agreements with counter-parties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

At June 30, 2018 and December 31, 2017, the fair value of derivatives was in a net asset position. At June 30, 2018 and December 31, 2017, accrued interest was $45 thousand and $7 thousand, respectively.

11.    Subsequent Events

The Company has evaluated events subsequent to June 30, 2018 and through the financial statement issuance date of August 14, 2018. The Company has not identified any material subsequent events.

Columbia Financial, Inc.
Management’s Discussion and Analysis
Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risk factors and uncertainties, including, but not limited to, those set forth in the Company's prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on February 8, 2018, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total assets increased approximately $510.9 million, or 8.9%, to $6.3 billion at June 30, 2018 from $5.8 billion at December 31, 2017. The increase in total assets was primarily attributed to the increases in loans receivable, net of $248.6 million and available-for-sale securities of $221.5 million. Growth was funded primarily by $492.4 million of net proceeds from the minority stock offering.

Securities available-for-sale increased $221.5 million to $932.1 million at June 30, 2018 from $710.6 million at December 31, 2017. Securities held-to-maturity increased $15.2 million to $254.8 million at June 30, 2018 from $239.6 million at December 31, 2017.

Loans receivable, net increased $248.6 million to $4.6 billion at June 30, 2018 from $4.4 billion at December 31, 2017. One-to-four family, multifamily and commercial, construction loans and commercial business lending contributed $146.9 million, $100.6 million, $21.2 million and $14.1 million to the growth, respectively. Home equity loans and advances declined $33.6 million between June 30, 2018 and December 31, 2017.

Total liabilities increased $41.7 million, or 0.8%, to $5.3 billion at June 30, 2018 from $5.3 billion at December 31, 2017. The increase is primarily attributable to an increase in total deposits of $31.5 million mainly driven by higher certificate of deposit balances. Overall borrowings remained relatively flat over the six month period.

Total stockholders’ equity increased $469.2 million or 99.4%, to $941.3 million at June 30, 2018 from $472.1 million at December 31, 2017. The net increase is primarily driven by the recording of the common stock and additional-paid-in capital related to the completion of the minority stock offering. Net proceeds from the offering totaled $492.4 million.

Results of Operations for the Three Months Ended June 30, 2018 and June 30, 2017

A net loss of $14.7 million was recorded for the three months ended June 30, 2018, compared to net income of $9.3 million for the three months ended June 30, 2017. The decrease of $24.0 million was primarily attributable to $34.8 million of expense related to the contribution of shares of the Company's common stock to our charitable foundation coupled with a $2.0 million increase in the provision for loan losses. These expenses were partially offset by a $5.4 million increase in net interest income and an $8.9 million decrease in income tax expense.

The Company’s net interest income was $41.0 million for the quarter ended June 30, 2018, an increase of $5.4 million, or 15.1% from $35.6 million for the quarter ended June 30, 2017. The increase in net interest income was attributable to an $8.2 million increase in interest and dividend income which was partially offset by a $2.8 million increase in interest expense.

The increase in interest and dividend income for the three month period was largely due to a $308.6 million increase in average loans, a $500.2 million increase in average investment securities and a $104.7 million increase in other interest earning assets. The increase in other interest earning assets was primarily due to the increase in excess cash reserves during of the month of April related to the subscription funds deposited with Columbia Bank in connection with the minority stock offering.
The yield on total average earning assets decreased two basis points due to the growth in lower yielding excess cash reserves as a percentage of the earning asset mix. The yield on average loans increased seven basis points while the yield on investment securities increased 11 basis points for the quarter ended June 30, 2018 as compared with the quarter ended June 30, 2017.
The $2.8 million increase in interest expense on deposits was largely the result of a $536.0 million increase in the average balance of interest bearing deposits combined with a 19 basis point increase in the cost of deposits. Interest expense related to junior subordinated debt increased as the Company completed all steps required to redeem its outstanding trust preferred securities during the third quarter of 2018 and, therefore, accelerated the amortization of deferred issuance costs.
The Company's net interest margin for the quarter ended June 30, 2018 decreased seven basis points to 2.76% when compared to 2.83% for the quarter ended June 30, 2017. The weighted average yield on interest-earning assets decreased two basis points to 3.70% for the quarter ended June 30, 2018 compared with 3.72% for the quarter ended June 30, 2017. The cost of average total interest bearing liabilities increased 11 basis points to 1.20% for the quarter ended June 30, 2018 as compared to 1.09% for the quarter ended June 30, 2017.
The provision for loan losses was $2.4 million for the quarter ended June 30, 2018, an increase of approximately $2.0 million from $375 thousand for the quarter ended June 30, 2017. The increase was primarily driven by loan growth during the period and changes in certain credit metrics.
Non-interest income was $5.4 million for the quarter ended June 30, 2018, an increase of $642 thousand, or 13.5%, from $4.8 million for the quarter ended June 30, 2017. Income from bank-owned life insurance increased $434 thousand as a result of one-time gains associated with life insurance proceeds during the three months ended June 30, 2018. Title insurance fees were higher by $306 thousand as a result of increased activity during the 2018 quarter.
Non-interest expense was $61.7 million for the quarter ended June 30, 2018, an increase of $36.9 million, or 148.6%, from $24.8 million for the quarter ended June 30, 2017. The increase was driven primarily by the previously noted one-time $34.8 million contribution of common stock of Columbia Financial, Inc. to the Columbia Bank Foundation in connection with our minority stock offering. In addition, compensation and employee benefit expenses increased $1.4 million as a result of the newly created Employee Stock Ownership Plan, several strategic hires and annual merit increases and incentives for employees.
Income tax benefit was $3.0 million for the quarter ended June 30, 2018 as compared to $5.9 million of tax expense for the quarter ended June 30, 2017.
On July 1, 2018, New Jersey Governor Phil Murphy signed a number of bills that implement numerous state tax law changes. The enactment of this legislation includes significant revisions to the existing New Jersey Corporation Business tax laws. A number of the provisions directly impacts the Company. The Company is currently evaluating the impact of the revised tax laws signed into legislation on the consolidated financial statements of the Company.

Results of Operations for the Six Months Ended June 30, 2018 and June 30, 2017

For the six months ended June 30, 2018, earnings decreased $22.5 million to a loss of $3.0 million, compared to income of $19.6 million for the six months ended June 30, 2017. The decrease was primarily attributable to the previously noted one-time contribution of the Company's common stock to our charitable foundation and related tax benefit associated with the contribution and a $3.6 million increase in the provision for loan losses, partially offset by a $9.7 million increase in net interest income.

Net interest income was $80.1 million for the six month period ended June 30, 2018, an increase of $9.7 million, or 13.7% from $70.4 million for the six months ended June 30, 2017. The increase in net interest income was attributable to a $14.5 million increase in interest and dividend income which was partially offset by a $4.9 million increase in interest expense.

The increase in interest and dividend income for the six month period was primarily the result of a $293.8 million increase in average loans, a $418.7 million increase in average investment securities and a $107.5 million increase in other interest earning assets. The increase in other interest earning assets was largely due to the increase in excess cash reserves related to the subscription funds received in connection with the minority stock offering.
The yield on total average earning assets decreased two basis points due to the growth in lower yielding excess cash reserves as a percentage of the earning asset mix. The yield on average loans increased six basis points while the yield on investment securities increased 13 basis points for the six months ended June 30, 2018 as compared with the same period ended June 30, 2017.
For the six months ended June 30, 2018, interest expense on deposits was $17.3 million, an increase of $4.8 million or 38.9% from $12.5 million for the six months ended June 30, 2017, driven by a $530.7 million increase in the average balance of total interest bearing deposits coupled with a 14 basis point increase in the cost of deposits. Total borrowings increased by $62.0 million in average balances while the average cost of borrowings declined by 19 basis points. The reduced cost of average borrowings resulted from the maturity of higher rate borrowings. Interest expense related to the junior subordinated debt increased as the Company completed all steps required to redeem its outstanding trust preferred securities during the third quarter of 2018 and, therefore, accelerated the amortization of deferred issuance costs.

The Company's net interest margin for the six month period ended June 30, 2018 decreased seven basis points to 2.78% compared with 2.85% for the six months ended June 30, 2017. The weighted average yield on interest-earning assets decreased two basis points to 3.71% for the six months ended June 30, 2018 compared with 3.73% for the six months ended June 30, 2017. The cost of average total interest bearing liabilities increased eight basis points to 1.15% for the six months ended June 30, 2018 compared with 1.07% for the six months ended June 30, 2017.

For the six months ended June 30, 2018 the provision for loan losses was $4.4 million, an increase of $3.6 million from $751 thousand for the six months ended June 30, 2017. The increase was primarily driven by loan growth during the period and changes in certain credit metrics.

Non-interest income was $9.9 million for the six month period ended June 30, 2018, a decrease of $615 thousand, or 5.8%, from $10.5 million for the six months ended June 30, 2017. Income from bank-owned life insurance decreased approximately $201 thousand as a result of higher gains associated with life insurance proceeds recognized during the six months ended June 30, 2017.

For the six months ended June 30, 2018 non-interest expense was $87.7 million, an increase of $38.0 million, or 76.5%, from $49.7 million for the six months ended June 30, 2017. The increase was driven primarily by the above noted $34.8 million contribution of common stock of Columbia Financial, Inc. to the Columbia Bank Foundation. In addition, compensation and employee benefit expenses increased $2.0 million as a result of newly created Employee Stock Ownership Plan, several strategic hires and annual merit increases and incentives for employees.

Income tax expense was $844 thousand for the six months ended June 30, 2018 as compared to $10.9 million of tax expense for the same period ended June 30, 2017.

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

Asset Quality:

The following table sets forth information regarding the Company’s non-performing assets as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In Thousands)
Mortgage loans:
One to four family	$2,218	$3,360
Multifamily and commercial	118	1,329
Total mortgage loans	2,336	4,689
Commercial business loans	384	1,263
Consumer loans	1,041	573
Total non-performing loans	3,761	6,525
Foreclosed assets	660	959
Total non-performing assets	$4,421	$7,484

The following table sets forth information regarding the Company's 60-89 day delinquent loans as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In Thousands)
Mortgage loans:
One to four family	$1,923	$1,229
Multifamily and commercial	—	380
Total mortgage loans	1,923	1,609
Commercial business loans	154	730
Consumer loans	893	26
Total 60-89 day delinquent loans	$2,970	$2,365

At June 30, 2018, the allowance for loan losses totaled $62.5 million, or 1.33% of total loans, compared with $58.2 million, or 1.31% of total loans at December 31, 2017. Total non-performing loans were $3.8 million, or 0.08% of total loans at June 30, 2018, compared to $6.5 million, or 0.15% of total loans at December 31, 2017.

At June 30, 2018 and December 31, 2017, the Company held $660 thousand and $959 thousand of foreclosed assets, respectively. During the six months ended June 30, 2018, there were no additions to foreclosed assets and one property sold with a carrying value of $299 thousand.

Non-performing assets totaled $4.4 million, or 0.07% of total assets at June 30, 2018 compared to $7.5 million or 0.13% of total assets at December 31, 2017.

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

The following table sets forth the results of the estimated impact of interest rate changes on our estimated annual net interest income as of June 30, 2018:

June 30,
2018
Change in Interest Rates (Basis Points)	Change in Net Interest Income
-100	(2.7)%
Base	-
100	1.5%
200	2.4%

Another measure of interest rate sensitivity is to model changes in economic value of equity ("EVE") through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of June 30, 2018:

	June 30, 2018
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Economic Value of Assets
Change in Interest Rates (Basis Points)	Estimated EVE	Amount	Percent	EVE Ratio	Change in Basis Points
-100	$1,050,370	$36,855	3.6%	16.64%	9
Base	1,013,515	-	-	16.55%	-
100	938,103	(75,412)	(7.4)%	15.84%	(71)
200	852,318	(161,197)	(15.9)%	14.90%	(165)

The preceding table indicates that as of June 30, 2018, in the event of an immediate and sustained 200 basis point increase in interest rates, the EVE is projected to decrease 15.9%, or $161.2 million. If rates were to decrease 100 basis points, the model forecasts a 3.6%, or $36.9 million increase in the EVE. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes in net interest income requires the use of certain assumptions regarding prepayment and deposit repricing, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While management believes such assumptions are reasonable, there can be no assurance that assumed prepayment rates and repricing rates will approximate actual future loan prepayment and deposit repricing activity. Moreover, net interest income assumes that the composition of interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual.

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

The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10%, a tier 1 capital to risk-weighted assets ratio of at least 8%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of June 30, 2018 the Company exceeded all capital adequacy requirements to which it is subject.

The following table presents the Company's actual capital amounts and ratios as of June 30, 2018 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well - capitalized institution:

	June 30, 2018
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in Thousands)
Company:
Total capital to risk-weighted assets	$1,115,343	25.37%	$351,739	8.0%	$439,674	10.0%
Tier 1 capital to risk-weighted assets	1,060,076	24.11	263,805	6.0	351,739	8.0
Common equity tier 1 capital to risk-weighted assets	1,008,529	22.94	197,853	4.5	285,788	6.5
Tier 1 capital to adjusted total assets	1,060,076	16.88	251,236	4.0	314,045	5.0

	December 31, 2017
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in Thousands)
Company:
Total capital to risk-weighted assets	$631,952	15.01%	$336,730	8.0%	$420,912	10.0%
Tier 1 capital to risk-weighted assets	579,080	13.76	252,547	6.0	336,730	8.0
Common equity tier 1 capital to risk-weighted assets	528,080	12.55	189,410	4.5	273,593	6.5
Tier 1 capital to adjusted total assets	579,080	10.54	219,833	4.0	210,456	5.0

	June 30, 2018
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in Thousands)
Columbia Bank:
Total capital to risk-weighted assets	$856,664	19.53%	$350,891	8.0%	$438,613	10.0%
Tier 1 capital to risk-weighted assets	801,528	18.27%	263,168	6.0	350,891	8.0
Common equity tier 1 capital to risk-weighted assets	801,528	18.27%	197,376	4.5	285,099	6.5
Tier 1 capital to adjusted total assets	801,528	12.85%	249,495	4.0	311,869	5.0

	December 31, 2017
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in Thousands)
Columbia Bank:
Total capital to risk-weighted assets	$625,336	14.90%	$335,736	8.0%	$419,671	10.0%
Tier 1 capital to risk-weighted assets	572,617	13.64	251,802	6.0	335,736	8.0
Common equity tier 1 capital to risk-weighted assets	572,617	13.64	188,852	4.5	272,786	6.5
Tier 1 capital to adjusted total assets	572,617	10.44	221,257	4.0	276,571	5.0

Item 4.     CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended June 30, 2018, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

For information regarding the Company’s risk factors, refer to the “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on February 20, 2018. As of June 30, 2018 the risk factors of the Company have not changed materially from those disclosed in the prospectus.

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

101.
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended. June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.	INS XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema Document

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Labels Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Columbia Financial, Inc

Date:	August 14, 2018	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2018	/s/Dennis E. Gibney
Dennis E. Gibney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)