Form 10-Q
period 2018-09-30
Columbia Financial, Inc.
filed 2018-11-14
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
☐ Yes ☒ No

115,889,175 shares of the Registrant's common stock, par value of $0.01 per share, were issued and outstanding as of November 14, 2018.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2018	2017
	(In thousands)
Assets
Cash and cash at banks	$54,706	$65,334
Short-term investments	128	164
Total cash and cash equivalents	54,834	65,498

Securities available-for-sale, at fair value	987,076	710,570
Securities held-to-maturity, at amortized cost (fair value of $251,417 and $236,125 at September 30, 2018 and December 31, 2017, respectively)	264,184	239,618
Federal Home Loan Bank stock	56,532	44,664
Loans held-for-sale, at fair value	1,860	—
Loans receivable, net	4,843,297	4,400,470
Accrued interest receivable	18,594	15,915
Real estate owned	251	959
Office properties and equipment, net	48,671	42,620
Bank-owned life insurance	183,145	150,521
Goodwill and intangible assets	5,940	5,997
Other assets	103,469	89,668
Total assets	$6,567,853	$5,766,500

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$4,372,345	$4,263,315
Borrowings	1,135,730	929,057
Advance payments by borrowers for taxes and insurance	32,732	25,563
Accrued expenses and other liabilities	80,000	76,495
Total liabilities	5,620,807	5,294,430

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 115,889,175 shares issued and outstanding at September 30, 2018 and 0 shares issued and outstanding at December 31, 2017	1,159	—
Additional paid-in capital	526,716	—
Retained earnings	545,349	537,480
Accumulated other comprehensive loss	(81,770)	(65,410)
Unallocated common stock held by the Employee Stock Ownership Plan	(44,408)	—
Total stockholders' equity	947,046	472,070
Total liabilities and stockholders' equity	$6,567,853	$5,766,500

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and dividend income:
Loans receivable	$48,585	$42,891	$138,291	$125,474
Securities available-for-sale	6,651	4,164	17,987	12,856
Securities held-to-maturity	1,798	68	5,253	68
Federal funds and interest earning deposits	44	185	1,116	274
Federal Home Loan Bank stock dividends	617	512	1,861	1,426
Total interest and dividend income	57,695	47,820	164,508	140,098
Interest expense:
Deposits	10,420	6,911	27,713	19,366
Borrowings	6,692	4,949	16,134	14,357
Total interest expense	17,112	11,860	43,847	33,723

Net interest income	40,583	35,960	120,661	106,375

Provision for loan losses	1,500	5,676	5,900	6,426

Net interest income after provision for loan losses	39,083	30,284	114,761	99,949

Non-interest income:
Demand deposit account fees	1,000	982	2,920	2,818
Bank-owned life insurance	1,309	1,091	3,865	3,849
Title insurance fees	1,189	910	3,218	2,826
Loan fees and service charges	616	519	1,537	1,577
(Loss) Gain on securities transactions, net	—	(2,099)	116	(2,099)
(Loss) Gain on sale of loans receivable, net	—	(959)	15	(789)
(Loss) Gain on sale of real estate owned	(32)	(3)	(45)	245
Other non-interest income	1,208	1,189	3,654	3,839
Total non-interest income	5,290	1,630	15,280	12,266

Non-interest expense:
Compensation and employee benefits expense	16,654	16,700	49,928	47,983
Occupancy expense	3,529	3,380	10,763	10,276
Federal insurance premiums expense	503	415	1,404	1,240
Advertising expense	1,003	1,564	3,142	3,367
Professional fees expense	341	577	954	1,135
Data processing expense	630	570	1,944	1,714
Charitable contribution to foundation	—	3,251	34,767	3,510
Other non-interest expense	3,930	3,749	11,470	10,770
Total non-interest expense	26,590	30,206	114,372	79,995

Income before income tax expense	17,783	1,708	15,669	32,220

Income tax expense	6,956	194	7,800	11,140

Net income	$10,827	$1,514	$7,869	$21,080

Basic and diluted earnings per share	$0.10	N/A	$0.07	N/A
Weighted average shares outstanding	111,391,704	N/A	111,372,033	N/A

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$10,827	$1,514	$7,869	$21,080

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available-for-sale	(5,358)	3,266	(18,186)	5,399
Accretion of unrealized gain on securities reclassified as held-to-maturity	(11)	(258)	(12)	(258)
Reclassification adjustment for gains included in net income	3	—	90	—
	(5,366)	3,008	(18,108)	5,141

Derivatives, net of tax
Unrealized gain on swap contracts	1,240	93	1,746	62
	1,240	93	1,746	62

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	—	—	98	(1)
Reclassification adjustment of actuarial net loss included in net income	—	25	519	1,379
Change in funded status of retirement obligations	(1,908)	14,832	(615)	13,401
	(1,908)	14,857	2	14,779

Total other comprehensive (loss) income	(6,034)	17,958	(16,360)	19,982

Total comprehensive income (loss), net of tax	$4,793	$19,472	$(8,491)	$41,062

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Common stock	Additional paid-in-capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Unallocated common stock held by the employee stock ownership plan	Total stockholders' equity
	(In thousands)

Balance at December 31, 2016	$—	$—	$501,014	$(66,162)	$—	$434,852
Net income	—	—	21,080	—	—	21,080
Other comprehensive income	—	—	—	19,982	—	19,982
Balance at September 30, 2017	$—	$—	$522,094	$(46,180)	$—	$475,914

Balance at December 31, 2017	$—	$—	$537,480	$(65,410)	$—	$472,070
Net income	—	—	7,869	—	—	7,869
Other comprehensive loss	—	—	—	(16,360)	—	(16,360)
Issuance of common stock to Columbia Bank, MHC	626	—	—	—	—	626
Issuance of common stock in initial public offering	498	491,304	—	—	—	491,802
Issuance of shares to Columbia Bank Foundation	35	34,732	—	—	—	34,767
Purchase of Employee Stock Ownership Plan shares	—	—	—	—	(45,428)	(45,428)
Employee Stock Ownership Plan shares committed to be released	—	680	—	—	1,020	1,700
Balance at September 30, 2018	$1,159	$526,716	$545,349	$(81,770)	$(44,408)	$947,046

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$7,869	$21,080
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and costs	1,420	945
Net amortization of premiums and discounts on securities	1,017	1,294
Amortization on mortgage servicing rights	57	76
Amortization of debt issuance costs	890	40
Depreciation and amortization of office properties and equipment	2,748	2,686
Provision for loan losses	5,900	6,426
(Gain) Loss on securities transactions, net	(116)	2,099
(Gain) Loss on sale of loans receivable, net	(15)	789
Loss (gain) on real estate owned, net	45	(245)
Gain on disposal of office properties and equipment	—	(14)
Deferred tax expense	6,764	11,482
Increase in accrued interest receivable	(2,679)	(629)
Increase in cash surrender value of bank-owned life insurance	(3,435)	(3,196)
Increase in other assets	(13,801)	(14,955)
Increase (decrease) in accrued expenses and other liabilities	3,505	(1,496)
Contribution of common stock to Columbia Bank Foundation	34,767	—
Employee stock ownership plan expense	1,700	—
Net cash provided by operating activities	46,636	26,382

Cash flows from investing activities:
Proceeds from sales/calls of securities available-for-sale	11,513	129,335
Proceeds from principal pay downs / maturities on securities available-for-sale	49,446	51,411
Proceeds from principal pay downs / maturities on securities held-to-maturity	6,846	769
Purchases of securities available-for-sale	(361,263)	(149,506)
Purchases of securities held-to-maturity	(31,639)	(30,484)
Proceeds from sales of loans receivable	3,695	77,776
Purchases of loan receivables	(4,715)	(11,059)
Loan originations, net of principal payments	(451,223)	(291,173)
Purchase of bank-owned life insurance	(30,000)	(4,500)
Proceeds from bank-owned life insurance	811	977
Proceeds from sales of Federal Home Loan Bank stock	51,676	24,351
Purchases of Federal Home Loan Bank stock	(63,544)	(23,862)
Proceeds from sales of office properties and equipment	—	17
Additions to office properties and equipment	(8,799)	(5,607)
Proceeds from sales of real estate owned	914	1,278
Net cash used in investing activities	(826,282)	(230,277)

Cash flows from financing activities:
Net increase in deposits	109,030	251,930
Proceeds from long-term borrowings	180,130	148,400
Payments for maturities, calls, and payoffs on borrowings	(17,478,700)	(4,777,450)
Increase in short-term borrowings	17,555,900	4,638,250
Payment for trust preferred securities	(51,547)	—
Increase in advance payments by borrowers for taxes and insurance	7,169	3,179
Issuance of common stock	492,428	—
Purchase of employee stock ownership plan shares	(45,428)	—
Net cash provided by financing activities	768,982	264,309

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)

Net (decrease) increase in cash and cash equivalents	(10,664)	60,414

Cash and cash equivalents at beginning of year	65,498	40,561
Cash and cash equivalents at end of period	$54,834	$100,975

Cash paid during the period for:
Interest	$45,306	$34,575
Income tax payments, net	$13,435	$21,302

Non-cash investing and financing activities:
Transfer of loans receivable to real estate owned	$251	$538
Transfer of loans to held-for-sale from loans receivable	1,860	—
Transfer of securities from available-for-sale to held-to-maturity	—	103,680

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

Columbia Financial, Inc. is a majority-owned subsidiary of Columbia Bank, MHC (the "MHC"). The accounts of the MHC are not consolidated in the accompanying consolidated financial statements of the Company.

In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and consolidated statements of operations for the periods presented. Material estimates that are particularly susceptible to change are: the allowance for loan losses, the valuation of securities, the valuation of post-retirement benefits and the valuation of deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates.

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

In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying unaudited consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classification and presentation.

2.Earnings per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. For purposes of calculating basic earnings per share, weighed average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release.

Diluted earnings per share is computed using the same method as basic earnings per share and reflects the potential dilution which could occur if stock options and unvested shares were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the three and nine months ended September 30, 2018 and 2017, the Company did not have any stock options outstanding.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2018 and 2017:

(Dollars in thousands, except per share amounts)	For the Three Months Ended September 30,
	2018	2017

Net income	$10,827	$1,514

Basic earnings per share:
Income available to common stockholders	$10,827	$1,514
Weighted average shares outstanding - basic	111,391,704	N/A
Basic earning per share	$0.10	N/A

Diluted earnings per share:
Income available to common stockholders	$10,827	$1,514
Weighted average shares outstanding - diluted	111,391,704	N/A
Diluted earnings per share	$0.10	N/A

	For the Nine Months Ended September 30,
	2018	2017

Net income	$7,869	$21,080

Basic earnings per share:
Income available to common stockholders	$7,869	$21,080
Weighted average shares outstanding - basic	111,372,033	N/A
Basic earning per share	$0.07	N/A

Diluted earnings per share:
Income available to common stockholders	$7,869	$21,080
Weighted average shares outstanding - diluted	111,372,033	N/A
Diluted earnings per share	$0.07	N/A

3.    Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to non-public entities. With respect to the accounting pronouncements noted below, the effective dates of adoption for the Company are delayed commensurate with the dates of adoption for private companies.

In August 2018, Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2018-13, Fair Value Measurement (Topic 820): "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement". The purpose of this updated guidance is to improve the effectiveness and disclosures in the notes to the financial statements. The ASU removes the requirement to disclose the amount of and reason for transfers between Level 1 and 2 of the fair value hierarchy; removes the policy for timing of transfers between levels and removes the disclosure related to the valuation process for Level 3 fair value measurements. The ASU also modifies existing disclosure requirements which relate to the disclosure for investments in certain entities which calculate net asset value and clarifies the disclosure about uncertainty in the measurement as of the reporting date. For all entities, the effective date for this guidance is fiscal years beginning after December 15, 2019, including interim periods within the reporting period, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): "Targeted Improvements". The objective of this guidance is to improve the effectiveness and disclosures in the notes to the financial statements. The ASU provides entities with an additional transition method to adopt the new lease standard and provide lessors with a practical expedient. The ASU does not change the existing disclosure requirements. For non-public entities, the guidance is effective for fiscal years beginning after December 15, 2019 in conjunction with adoption of ASU 2016-02. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The updated guidance allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act disclosed in Note 9. The purpose of the guidance is to improve the usefulness of the information reported to the financial statement users. The guidance is effective for all entities for fiscal years beginning after December 31, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU No. 2018-02 for the period ended December 31, 2017 and the impact of the adoption resulted in a reclassification adjustment between accumulated other comprehensive income and retained earnings of $11.7 million.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. For non-public entities, the effective date for this guidance is fiscal years beginning after December 15, 2019. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company evaluated the impact of the new guidance and concluded that the adoption of the ASU will not have a material impact on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This guidance shortens the amortization period for premiums on callable debt securities by requiring that premiums be amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. This change more closely aligns the accounting with the economics of a callable debt security and the amortization period with expectations that already are included in market pricing on callable debt securities. This guidance does not change the accounting for discounts on callable debt securities, which will continue to be amortized to the maturity date. This guidance includes only instruments that are held at a premium and have explicit call features. It does not include instruments that contain prepayment features, such as mortgage backed securities; nor does it include call options that are contingent upon future events or in which the timing or amount to be paid is not fixed. For non-public entities, the effective date for this guidance is fiscal years beginning after December 15, 2019. Transition is on a modified retrospective basis with an adjustment to retained earnings as of the beginning of the period of adoption. If early adopted in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company evaluated the impact of the new guidance and concluded that the adoption of the ASU will not have a material impact on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost", which requires that companies disaggregate the service cost component from other components of net benefit cost. This update calls for companies that offer post-retirement benefits to present the service cost, which is the amount an employer has to set aside each quarter or fiscal year to cover the benefits, in the same line item with other current employee compensation costs. Other components of net benefit cost will be presented in the income statement separately from service costs component and outside the subtotal of income from operations, if one is presented. For non-public entities, this guidance is effective for fiscal years beginning after December 15, 2018. The Company evaluated the impact of the new guidance and concluded that the adoption of the ASU does not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” The main objective of this guidance is to simplify the accounting for goodwill impairment by requiring that impairment charges be based upon the first step in the current two-step impairment test under Accounting Standards Codification (ASC) 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1. To determine the implied fair value of goodwill, entities estimate the fair value of any unrecognized intangible assets and any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1. Under this guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This guidance eliminates the requirement to calculate a goodwill impairment charge using Step 2. This guidance does not change the guidance on completing Step 1 of the goodwill impairment test. Under this guidance, an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

whether to proceed to Step 1. For non-public entities, the guidance will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," a new standard which addresses diversity in practice related to eight specific cash flow issues: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. For non-public entities, this guidance is effective for fiscal years beginning after December 15, 2018. Entities will apply the standard’s provisions using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company evaluated the impact of the new guidance and concluded that the adoption of the ASU does not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments”. This guidance provides financial statement users with more decision-useful information about expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments of this guidance require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity would be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. For non-public entities, the guidance is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating its existing systems and data to support the new standard as well as assessing the impact that the guidance will have on the Company's consolidated financial statements. The Company has formed a working group under the direction of the Chief Accounting Officer that is primarily comprised of individuals from finance, credit, risk management, and operations. The Company has been developing an implementation plan as well as considering the use of consultants to assist in the implementation.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This guidance requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. For non-public entities, the guidance is effective for fiscal years beginning after December 15, 2019. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period present in the financial statements. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements by reviewing its existing lease contracts and service contracts.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. This guidance requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses on available-for-sale debt securities in combination with other deferred tax assets. This guidance provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The guidance also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. For non-public entities, the guidance is effective for annual periods beginning after December 15, 2018. The Company evaluated the impact of the new guidance and concluded that the adoption of the ASU will not have a material impact on the Company's consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. For non-public entities, the guidance is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2019. Subsequently, the FASB issued the following standards related to ASU No. 2014-09: ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations;” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of ASU No. 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting;” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. These amendments are intended to improve and clarify the implementation guidance of ASU No. 2014-09 and have the same effective date as the original guidance. The Company's revenue is primarily comprised of net interest income on interest earning assets and liabilities and non-interest income. The scope of guidance explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements and does not anticipate the new guidance to have a material impact.

4.Investment Securities

Securities Available-for-Sale

The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for securities available-for-sale at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
		(In thousands)

U.S. government and agency obligations	$54,813	—	(1,650)	$53,163
Mortgage-backed securities and collateralized mortgage obligations	902,572	321	(30,207)	872,686
Municipal obligations	1,587	—	—	1,587
Corporate debt securities	54,492	13	(1,113)	53,392
Trust preferred securities	5,000	—	(407)	4,593
Equity securities	783	872	—	1,655
	$1,019,247	1,206	(33,377)	$987,076

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
		(In thousands)

U.S. government and agency obligations	$39,909	17	(282)	$39,644
Mortgage-backed securities and collateralized mortgage obligations	615,924	383	(9,695)	606,612
Municipal obligations	1,957	—	—	1,957
Corporate debt securities	54,489	536	(511)	54,514
Trust preferred securities	5,000	—	(344)	4,656
Equity securities	2,328	859	—	3,187
	$719,607	1,795	(10,832)	$710,570

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents the amortized cost and fair value of debt securities available-for-sale at September 30, 2018 by contractual maturity excluding equity securities. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2018
	Amortized cost	Fair value
	(In thousands)

One year or less	$1,397	$1,397
More than one year to five years	50,124	49,004
More than five years to ten years	59,371	57,890
More than ten years	5,000	4,444
	$115,892	$112,735
Mortgage-backed securities and collateralized mortgage obligations	902,572	872,686
	$1,018,464	$985,421

Mortgage-backed securities and collateralized mortgage obligations totaling $902.6 million at amortized cost and $872.7 million at fair value are excluded from the aggregated maturity balances above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

For the three months ended September 30, 2018, proceeds from a called security in the available-for-sale portfolio was $1.5 million. No gross gains or losses were recognized on the security called during the quarter. For the nine months ended September 30, 2018, proceeds from called securities in the available-for-sale portfolio totaled $11.5 million, resulting in $116 thousand of gross gains and zero gross losses.

For the three and nine months ended September 30, 2017, proceeds from investment securities sold in the available-for-sale portfolio totaled $129.3 million, resulting in $325 thousand of gross gains and $2.4 million of gross losses.

Securities available-for-sale with a fair value of $129.5 million and $204.3 million at September 30, 2018 and December 31, 2017 were sold under agreements to repurchase or were pledged as security for deposits of public funds as required and permitted by law.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at September 30, 2018 and December 31, 2017 and if the unrealized loss position was continuous for the twelve months prior to September 30, 2018 and December 31, 2017:

	September 30, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)
	(In thousands)

U.S. government and agency obligations	$38,696	(1,169)	14,467	(481)	53,163	$(1,650)
Mortgage-backed securities and collateralized mortgage obligations	419,490	(8,722)	383,623	(21,485)	803,113	(30,207)
Corporate debt securities	39,107	(384)	9,271	(729)	48,378	(1,113)
Trust preferred securities	4,593	(407)	—	—	4,593	(407)
	$501,886	(10,682)	407,361	(22,695)	909,247	$(33,377)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)
	(In thousands)

U.S. government and agency obligations	$29,654	(282)	—	—	29,654	$(282)
Mortgage-backed securities and collateralized mortgage obligations	514,283	(8,037)	48,788	(1,658)	563,071	(9,695)
Corporate debt securities	4,866	(135)	4,624	(376)	9,490	(511)
Trust preferred securities	—	—	4,656	(344)	4,656	(344)
	$548,803	(8,454)	58,068	(2,378)	606,871	$(10,832)

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with securities available-for-sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at September 30, 2018, nor is it more likely than not that the Company will be required to sell the securities before their prices recover which may be maturity.

The Company did not record an other-than-temporary impairment charge on securities in the available-for-sale portfolio for the three and nine months ended September 30, 2018 and 2017.

Securities Held-to-Maturity

The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for securities held-to-maturity at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(In thousands)

U.S. government and agency obligations	$23,404	—	(547)	$22,857
Mortgage-backed securities and collateralized mortgage obligations	240,780	344	(12,564)	228,560
	$264,184	344	(13,111)	$251,417

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(In thousands)

U.S. government and agency obligations	$8,402	—	(58)	$8,344
Mortgage-backed securities and collateralized mortgage obligations	231,216	—	(3,435)	227,781
	$239,618	—	(3,493)	$236,125

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents the amortized cost and fair value of debt securities held-to-maturity at September 30, 2018 by contractual maturity. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2018
	Amortized cost	Fair value
	(In Thousands)

More than one year to five years	$5,000	$4,915
More than five years to ten years	8,404	7,997
More than ten years	10,000	9,945
	23,404	22,857
Mortgage-backed securities and collateralized mortgage obligations	240,780	228,560
	$264,184	$251,417

Mortgage-backed securities and collateralized mortgage obligations totaling $240.8 million at amortized cost and $228.6 million at fair value are excluded from the maturity table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

Securities held-to-maturity with a fair value of $95.4 million and $78.2 million at September 30, 2018 and December 31, 2017 were sold under agreements to repurchase or were pledged as security for deposits of public funds as required and permitted by law.

There were no sales of securities from the held-to-maturity investment portfolio for the three and nine months ended September 30, 2018 and 2017.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at September 30, 2018 and December 31, 2017 and if the unrealized loss position was continuous for the twelve months prior to September 30, 2018 and December 31, 2017:

	September 30, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)
	(In thousands)

U.S. government and agency obligations	$19,634	(362)	3,223	(185)	22,857	$(547)
Mortgage-backed securities and collateralized mortgage obligations	72,294	(2,835)	145,768	(9,729)	218,062	(12,564)
	$91,928	(3,197)	148,991	(9,914)	240,919	$(13,111)

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)
	(In thousands)

U.S. government and agency obligations	$8,344	(58)	—	—	8,344	$(58)
Mortgage-backed securities and collateralized mortgage obligations	196,049	(2,920)	30,046	(515)	226,095	(3,435)
	$204,393	(2,978)	30,046	(515)	234,439	$(3,493)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with securities held-to-maturity was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at September 30, 2018, nor is it more likely than not that the Company will be required to sell the securities before their prices recover which may be maturity.

The Company did not record an other-than-temporary impairment charge on securities in the held-to-maturity portfolio for the three and nine months ended September 30, 2018 and 2017.

5.     Loans Receivable and Allowance for Loan Losses

Loans receivable at September 30, 2018 and December 31, 2017 are summarized as follows:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	September 30,	December 31,
	2018	2017
	(In thousands)
Real estate loans:
One-to-four family	$1,823,266	$1,616,259
Multifamily and commercial	2,089,130	1,871,210
Construction	269,729	233,652
Commercial business loans	304,221	277,970
Consumer loans:
Home equity loans and advances	404,028	448,020
Other consumer loans	1,028	998
Total loans	4,891,402	4,448,109
Net deferred loan costs	15,301	10,539
Allowance for loan losses	(63,406)	(58,178)
Loans receivable, net	$4,843,297	$4,400,470

The Company transferred $1.9 million of residential mortgage and home equity loans from the held-for-investment loan portfolio to loans held-for-sale during the three months ended September 30, 2018. The transferred loans were recorded at their fair values based upon the third party contract price, which was determined to be lower than cost. The Company had no loans held-for-sale at December 31, 2017.

There were no loans sold by the Company during the three months ended September 30, 2018. The Company sold $3.7 million of residential loans to third parties during the nine months ended September 30, 2018. The Company sold $46.6 million of residential loans to third parties during the three months ended September 30, 2017. The Company sold $77.8 million of residential loans to third parties during the nine months ended September 30, 2017.

There were no loans purchased by the Company during the three months ended September 30, 2018. The Company purchased $2.6 million of residential loans and $2.1 million of commercial real estate loans from third parties during the nine months ended September 30, 2018. The Company purchased $3.7 million of residential loans from third parties during the three months months ended September 30, 2017 and $11.1 million of residential loans during the nine months ended September 30, 2017.

At September 30, 2018 and December 31, 2017, the carrying value of real estate loans serviced by the Company for investors was $443.5 million and $478.8 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables summarize the aging of loans receivable by portfolio segment at September 30, 2018 and December 31, 2017:

	September 30, 2018
	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Total
	(In Thousands)
Real estate loans:
One to four family	$9,853	1,665	2,008	13,526	1,809,740	$1,823,266
Multifamily and commercial	130	—	—	130	2,089,000	2,089,130
Construction	—	—	—	—	269,729	269,729
Commercial business loans	—	500	480	980	303,241	304,221
Consumer loans:
Home equity loans advances	2,134	266	1,439	3,839	400,189	404,028
Other consumer loans	4	—	—	4	1,024	1,028
Total loans	$12,121	2,431	3,927	18,479	4,872,923	$4,891,402

	December 31, 2017
	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Total
	(In thousands)
Real estate loans:
One to four family	$7,080	1,229	3,360	11,669	1,604,590	$1,616,259
Multifamily and commercial	138	380	1,329	1,847	1,869,363	1,871,210
Construction	—	—	—	—	233,652	233,652
Commercial business loans	89	730	1,263	2,082	275,888	277,970
Consumer loans:
Home equity loans advances	1,421	26	573	2,020	446,000	448,020
Other consumer loans	—	—	—	—	998	998
Total loans	$8,728	2,365	6,525	17,618	4,430,491	$4,448,109

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. A loan is designated as a non-accrual loan when the payment of interest is more than three months in arrears of its contractual due date. The accrual of income on a non-accrual loan is reversed and discontinued until the outstanding payments in arrears have been collected. The Company identifies loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At September 30, 2018 and December 31, 2017, non-accrual loans totaled $3.9 million and $6.5 million, respectively.

At September 30, 2018 and December 31, 2017, there were no loans past due 90 days or more and still accruing interest.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes loans receivable and allowance for loan losses by portfolio segment and impairment method:

	September 30, 2018
	One to four family	Multifamily and commercial	Construction	Commercial Business	Home equity loans and advances	Other consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$473	—	—	377	34	—	—	$884
Collectively evaluated for impairment	17,052	23,767	7,148	11,488	2,809	7	251	62,522
Total	$17,525	23,767	7,148	11,865	2,843	7	251	$63,406

Total loans:
Individually evaluated for impairment	$10,416	2,717	—	2,936	3,822	—	—	$19,891
Collectively evaluated for impairment	1,812,850	2,086,413	269,729	301,285	400,206	1,028	—	4,871,511
Total	$1,823,266	2,089,130	269,729	304,221	404,028	1,028	—	$4,891,402

	December 31, 2017
	One to four family	Multifamily and commercial	Construction	Commercial Business	Home equity loans and advances	Other consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$423	28	—	80	15	—	—	$546
Collectively evaluated for impairment	19,568	19,905	5,217	8,195	4,562	8	177	57,632
Total	$19,991	19,933	5,217	8,275	4,577	8	177	$58,178

Total loans:
Individually evaluated for impairment	$11,644	3,693	—	4,263	2,591	—	—	$22,191
Collectively evaluated for impairment	1,604,615	1,867,517	233,652	273,707	445,429	998	—	4,425,918
Total	$1,616,259	1,871,210	233,652	277,970	448,020	998	—	$4,448,109

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

The following tables present the number of loans modified as TDRs during the three and nine months ended September 30, 2018 and 2017, along with their balances immediately prior to the modification date and post-modification. Post-modification recorded investment represents the net book balance immediately following modification.

	For the Three Months Ended
	September 30, 2018			September 30, 2017
	No. of Loans	Pre-modification recorded investment	Post-modification recorded investment	No. of Loans	Pre-modification recorded investment	Post-modification recorded investment
	(In thousands)
Troubled Debt Restructurings
Real estate loans:
One to four family	—	$—	$—	—	$—	$—
Multifamily commercial	—	—	—	1	3,964	3,964
Commercial business loans	—	—	—	1	18	18
Consumer loans:
Home equity loans and advances	—	—	—	1	210	210
Total loans	—	$—	$—	3	$4,192	$4,192

	For the Nine Months Ended
	September 30, 2018			September 30, 2017
	No. of Loans	Pre-modification recorded investment	Post-modification recorded investment	No. of Loans	Pre-modification recorded investment	Post-modification recorded investment
	(In thousands)
Troubled Debt Restructurings
Real estate loans:
One to four family	4	$462	$462	3	$543	$543
Multifamily commercial	—	—	—	1	3,964	—
Commercial business loans	—	—	—	1	18	—
Consumer loans:
Home equity loans and advances	1	588	588	2	248	248
Total loans	5	$1,050	$1,050	7	$4,773	$791

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018 and 2017 was as follows:

	For the Three Months Ended September 30,
	One to four family	Multifamily and commercial	Construction	Commercial Business	Home equity loans and advances	Other consumer	Unallocated	Total
	(In Thousands)
2018
Balance at beginning of period	$18,549	22,802	6,728	10,920	2,870	7	648	$62,524
Provision charged (credited) to operations	(809)	965	420	1,118	202	1	(397)	1,500
Recoveries	108	—	—	24	17	—	—	149
Charge-offs	(323)	—	—	(197)	(246)	(1)	—	(767)
Balance at end of period	$17,525	23,767	7,148	11,865	2,843	7	251	$63,406

2017
Balance at beginning of period	$18,762	18,085	4,598	6,563	3,965	8	85	$52,066
Provision charged (credited) to operations	631	743	701	2,338	1,251	3	9	5,676
Recoveries	150	75	—	14	40	—	—	279
Charge-offs	(1,010)	(874)	—	(435)	(1,066)	(3)	—	(3,388)
Balance at end of period	$18,533	18,029	5,299	8,480	4,190	8	94	$54,633

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	For the Nine Months Ended September 30,
	One to four family	Multifamily and commercial	Construction	Commercial Business	Home equity loans and advances	Other consumer	Unallocated	Total
2018
Balance at beginning of period	$19,991	19,933	5,217	8,275	4,577	8	177	$58,178
Provision charged (credited) to operations	(2,362)	3,962	1,928	3,902	(1,607)	3	74	5,900
Recoveries	280	—	3	111	119	5	—	518
Charge-offs	(384)	(128)	—	(423)	(246)	(9)	—	(1,190)
Balance at end of period	$17,525	23,767	7,148	11,865	2,843	7	251	$63,406

2017
Balance at beginning of period	$18,599	17,616	4,598	6,358	4,231	11	436	$51,849
Provision charged (credited) to operations	1,058	1,417	701	2,541	1,042	9	(342)	6,426
Recoveries	265	75	—	163	53	—	—	556
Charge-offs	(1,389)	(1,079)	—	(582)	(1,136)	(12)	—	(4,198)
Balance at end of period	$18,533	18,029	5,299	8,480	4,190	8	94	$54,633

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present loans individually evaluated for impairment by loan segment:

	September 30, 2018
	Recorded investment	Unpaid principal balance	Specific allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One to four family	$6,629	$7,417	$—
Multifamily and commercial	2,717	2,727	—
Commercial business loans	—	—	—
Consumer loans:
Home equity loans and advances	2,605	3,183	—
	11,951	13,327	—
With a specific allowance recorded:
Real estate loans:
One to four family	3,787	4,216	473
Commercial business loans	2,936	2,895	377
Consumer loans:
Home equity loans and advances	1,217	1,633	34
	7,940	8,744	884
Total:
Real estate loans:
One to four family	10,416	11,633	473
Multifamily and commercial	2,717	2,727	—
Commercial business loans	2,936	2,895	377
Consumer loans:
Home equity loans and advances	3,822	4,816	34
Total loans	$19,891	$22,071	$884

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2017
	Recorded investment	Unpaid principal balance	Specific allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One to four family	$8,870	$9,704	$—
Multifamily and commercial	2,058	2,933	—
Commercial business loans	1,522	2,015	—
Consumer loans:
Home equity loans and advances	2,161	2,601	—
	14,611	17,253	—
With a specific allowance recorded:
Real estate loans:
One to four family	2,774	2,788	423
Multifamily and commercial	1,635	2,208	28
Commercial business loans	2,741	2,741	80
Consumer loans:
Home equity loans and advances
	430	430	15
Total:	7,580	8,167	546
Real estate loans:
One to four family	11,644	12,492	423
Multifamily and commercial	3,693	5,141	28
Commercial business loans	4,263	4,756	80
Consumer loans:
Home equity loans and advances	2,591	3,031	15
Total loans	$22,191	$25,420	$546

Specific allocations of the allowance for loan losses attributable to impaired loans totaled $884 thousand and $546 thousand at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, impaired loans for which there was no related allowance for loan losses totaled $12.0 million and $14.6 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present interest income recognized for loans individually evaluated for impairment by loan segment for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended
	September 30, 2018		September 30, 2017
	Average recorded Investment	Interest Income Recognized	Average recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One to four family	$10,606	$107	$14,154	$113
Multifamily and commercial	2,717	30	5,084	39
Commercial business loans	3,098	24	3,508	31
Consumer loans:
Home equity loans and advances	3,447	39	3,560	43
Total loans	$19,868	$200	$26,306	$226

	For the Nine Months Ended
	September 30, 2018		September 30, 2017
	Average recorded Investment	Interest Income Recognized	Average recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One to four family	$10,873	$105	$15,476	$135
Multifamily and commercial	2,961	29	6,504	33
Construction	—	—	168	—
Commercial business loans	3,390	25	3,843	29
Consumer loans:
Home equity loans and advances	3,233	39	3,522	45
Total loans	$20,457	$198	$29,513	$242

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present loans receivable by credit quality risk indicator and by loan segment:

	September 30, 2018
	Real Estate
	One to four family	Multifamily and commercial	Construction	Commercial Business	Home equity loans and advances	Other consumer	Total
	(In thousands)
Pass	$1,816,636	2,074,363	269,729	290,382	402,011	1,028	$4,854,149
Special mention	—	1,340	—	9,874	—	—	11,214
Substandard	6,630	13,427	—	3,965	2,017	—	26,039
Doubtful	—	—	—	—	—	—	—
Total	$1,823,266	2,089,130	269,729	304,221	404,028	1,028	$4,891,402

	December 31, 2017
	Real Estate
	One to four family	Multifamily and commercial	Construction	Commercial Business	Home equity loans and advances	Other consumer	Total
	(In thousands)

Pass	$1,606,672	1,851,772	233,652	268,355	446,364	998	$4,407,813
Special mention	—	4,782	—	3,678	—	—	8,460
Substandard	9,587	14,656	—	5,937	1,656	—	31,836
Doubtful	—	—	—	—	—	—	—
Total	$1,616,259	1,871,210	233,652	277,970	448,020	998	$4,448,109

6.     Deposits

Deposits at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30,	December 31,
	2018	2017
	(In thousands)

Non-interest bearing transaction	$716,352	$681,869
Interest bearing transaction	1,225,776	1,370,403
Money market deposit accounts	281,059	262,396
Savings, including club deposits	518,787	544,765
Certificates of deposit	1,630,371	1,403,882
Total deposits	$4,372,345	$4,263,315

The aggregate amount of certificates of deposit that meet or exceed $100,000 is approximately $828.1 million and $641.1 million as of September 30, 2018 and December 31, 2017, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A summary of certificate accounts by maturity at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30,	December 31,
	2018	2017
	(In thousands)
Less than one year	$907,820	$669,610
More than one years to two years	462,826	474,475
More than two years to three years	215,777	169,069
More than three years to four years	31,358	68,184
More than four years	12,590	22,544
	$1,630,371	$1,403,882

7.Components of Periodic Benefit Costs

The Bank has a defined benefit pension plan (the "Pension Plan") covering its full-time employees who satisfy the Pension Plan's eligibility requirements. The benefits are based on years of service and the employee's compensation during the last five years of employment. Costs of the Pension Plan, based on the actuarial computations of the current future benefits for employees, are recognized to expense and are funded in part based on the maximum amount that can be deducted for federal income tax purposes. The Pension Plan’s assets are primarily invested in fixed debt and equity securities. In addition to the Pension Plan, certain health care and life insurance benefits are made available to retirement employees.

The Bank has a retirement income maintenance plan (the "RIM Plan"). The RIM Plan is a non-qualified defined benefit plan which provides benefits to all employees of the Bank if their benefits under the Pension Plan are limited by the Internal Revenue Code Sections 415 and 401(a)(17).

Management continually reviews the Company's benefit programs to determine how our programs compare to the marketplace and our peers. Based on the most recent review of the pension plan, the Company has made changes to the existing benefit formula as it relates to the Cost of Living Adjustment ("COLA"). This change, which became effective July 1, 2018, affects employees hired prior to July 1, 2005. The COLA cap was reduced on future benefits from 3% to 1% with all benefits earned to date remaining the same. The decision was also made that, effective October, 1, 2018, the Pension Plan would be closed to employees hired on and after that date. To continue to offer a competitive retirement program, for all employees hired on and after October 1, 2018, the Company will make a matching contribution, not to exceed 4.5% on participant deferrals into the Company's 401(k) plan.

Net periodic benefit cost (income) for pension benefits and other benefits for the three and nine months ended September 30, 2018 and 2017 includes the following components:

	For the Three Months Ended September 30,
	Pension		RIM		Post-retirement
	2018	2017	2018	2017	2018	2017
	(In thousands)
Service cost	$1,780	$1,905	$61	$59	$93	$35
Interest cost	2,129	2,111	111	107	205	186
Expected return on plan assets	(4,815)	(6,202)	—	—	—	—
Amortization:
Prior service cost	—	—	—	—	(34)	(34)
Net loss	707	2,750	103	113	69	81
Net periodic benefit cost (income)	$(199)	$564	$275	$279	$333	$268

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	For the Nine Months Ended September 30,
	Pension		RIM		Post-retirement
	2018	2017	2018	2017	2018	2017
	(In thousands)
Service cost	$5,340	$5,715	$183	$177	$279	$105
Interest cost	6,387	6,333	333	321	615	558
Expected return on plan assets	(14,445)	(18,606)	—	—	—	—
Amortization:
Prior service cost	—	—	—	—	(102)	(102)
Net loss	2,121	8,250	309	339	207	243
Net periodic benefit cost (income)	$(597)	$1,692	$825	$837	$999	$804

The net periodic benefit cost (income) for pension benefits and other benefits at September 30, 2018 were calculated using the December 31, 2017 third party actuarial valuation reports. For September 30, 2017, the September 30, 2017 third party actuarial valuation reports were utilized to calculate net periodic benefit cost for pension benefits.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The valuation techniques described below were used to measure fair value of financial instruments in the tables below on a recurring basis as of September 30, 2018 and December 31, 2017.

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

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of September 30, 2018 and December 31, 2017.

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

Foreclosed Assets

Assets acquired through foreclosure or deed in lieu of foreclosure are carried at fair value, less estimated selling costs which is estimated to be 6%. Fair value is generally based on independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case basis, to comparable assets based on the appraiser's market knowledge and experience, and are classified as Level 3. When an asset is acquired, the excess of the loan balance over fair value less estimated selling costs is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned, are recorded as earned/incurred.

There were no changes to the valuation techniques for fair value measurements as of September 30, 2018 and December 31, 2017.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present the assets and liabilities reported on the consolidated balance sheets at their fair values as of September 30, 2018 and December 31, 2017, by level within the fair value hierarchy:

	September 30, 2018
		Fair Value Measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Measured on a recurring basis:
Securities available-for-sale:
U.S. government and agency obligations	$53,163	53,163	—	$—
Mortgage-backed securities and collateralized mortgage obligations	872,686	—	872,686	—
Municipal obligations	1,587	—	1,587	—
Corporate debt securities	53,392	—	53,392	—
Trust preferred securities	4,593	—	4,593	—
Equity securities	1,655	1,655	—	—
Total securities available-for-sale	$987,076	54,818	932,258	$—
Derivative assets	2,625	—	2,625	—
	$989,701	54,818	934,883	$—

Derivative liabilities	$230	—	230	$—

	December 31, 2017
		Fair Value Measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Measured on a recurring basis:
Securities available-for-sale:
U.S. government and agency obligations	$39,644	39,644	—	$—
Mortgage-backed securities and collateralized mortgage obligations	606,612	—	606,612	—
Municipal obligations	1,957	—	1,957	—
Corporate debt securities	54,514	—	54,514	—
Trust preferred securities	4,656	—	4,656	—
Equity securities	3,187	3,187	—	—
Total securities available-for-sale	710,570	42,831	667,739	—
Derivative assets	490	—	490	—
	$711,060	42,831	668,229	$—

Derivative liabilities	$203	—	203	$—

There were no transfers between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2018 and during the year ended December 31, 2017.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	September 30, 2018
		Fair Value Measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Measured on a non-recurring basis:
Real estate owned	$251	—	—	$251
Loans measured for impairment based on the fair value of the underlying collateral	1,257	—	—	1,257
	$1,508	—	—	$1,508

	December 31, 2017
		Fair Value Measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Measured on a non-recurring basis:
Real estate owned	$959	—	—	$959
Loans measured for impairment based on the fair value of the underlying collateral	10,251			10,251
	$11,210	—	—	$11,210

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2018 and September 30, 2017:

	September 30, 2018
	Fair value	Valuation methodology	Unobservable inputs	Range of inputs
	(In Thousands)
Real estate owned	$251	Appraised Value	Discount for cost to sell	6.0%
Loans measured for impairment based on the fair value of the underlying collateral	$1,257	Appraised Value	Discount for cost to sell	6.0% - 8.0%

	December 31, 2017
	Fair value	Valuation methodology	Unobservable inputs	Range of inputs
	(In Thousands)
Real estate owned	$959	Appraised Value	Discount for cost to sell	6.0%
Loans measured for impairment based on the fair value of the underlying collateral	$10,251	Appraised Value	Discount for cost to sell	6.0% - 8.0%

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of the aggregate cost or estimated fair value, less costs to sell.

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

The following tables present the assets and liabilities reported on the consolidated balance sheets at their fair values as of September 30, 2018 and December 31, 2017:

	September 30, 2018
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$54,834	54,834	54,834	—	$—
Securities available-for-sale	987,076	987,076	54,818	932,258	—
Securities held-to-maturity	264,184	251,417	—	251,417	—
Federal Home Loan Bank stock	56,532	56,532	—	56,532	—
Loans held-for-sale	1,860	1,860	—	1,860	—
Loans receivable, net	4,843,297	4,706,875	—	—	4,706,875
Derivative assets	2,625	2,625	—	2,625	—

Financial liabilities:		—
Total deposits	$4,372,345	4,355,309	—	4,355,309	$—
Borrowings	1,135,730	1,127,940	—	1,127,940	—
Derivative liabilities	$230	230	—	230	$—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9.    Other Comprehensive Income (Loss)

The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended
	September 30, 2018			September 30, 2017
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of Other Comprehensive (Loss) Income:
Unrealized gains and losses on securities available-for-sale:
Net (losses) gains arising during the period	$(5,992)	634	(5,358)	5,079	(1,813)	$3,266
Accretion of unrealized gain (loss) on securities reclassified as held-to-maturity	1	(12)	(11)	(402)	144	(258)
Reclassification adjustment for gains included in net income	—	3	3	—	—	—
	(5,991)	625	(5,366)	4,677	(1,669)	3,008

Unrealized gain on swap contract	1,554	(314)	1,240	143	(50)	93
	1,554	(314)	1,240	143	(50)	93

Employee benefit plans:
Amortization of prior service cost included in net income	—	—	—	—	—	—
Reclassification adjustment of actuarial net gain included in net income	—	—	—	—	25	25
Change in funded status of retirement obligations	—	(1,908)	(1,908)	23,115	(8,283)	14,832
	—	(1,908)	(1,908)	23,115	(8,258)	14,857
Total other comprehensive (loss) income	$(4,437)	(1,597)	(6,034)	27,935	(9,977)	$17,958

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	For the Nine Months Ended
	September 30, 2018			September 30, 2017
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of Other Comprehensive (Loss) Income:
Unrealized gains and losses on securities available-for-sale:
Net (losses) gains arising during the period	$(23,253)	5,067	(18,186)	8,419	(3,020)	$5,399
Accretion of unrealized loss on securities reclassified as held-to-maturity	(17)	5	(12)	(402)	144	(258)
Reclassification adjustment for gains included in net income	116	(26)	90	—	—	—
	(23,154)	5,046	(18,108)	8,017	(2,876)	5,141

Unrealized gain on swap contract	2,232	(486)	1,746	95	(33)	62
	2,232	(486)	1,746	95	(33)	62

Employee benefit plans:
Amortization of prior service cost included in net income	125	(27)	98	—	(1)	(1)
Reclassification adjustment of actuarial net gain included in net income	663	(144)	519	1,998	(619)	1,379
Change in funded status of retirement obligations	(789)	174	(615)	21,117	(7,716)	13,401
	(1)	3	2	23,115	(8,336)	14,779
Total other comprehensive (loss) income	$(20,923)	4,563	(16,360)	31,227	(11,245)	$19,982

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended
	September 30, 2018				September 30, 2017
	Unrealized (Losses) Gains on Securities Available-for- Sale	Unrealized Gain on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive Loss	Unrealized (Losses) Gains on Securities Available-for- Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive Loss
	(In Thousands)				(In Thousands)
Balance at beginning of quarter	$(20,086)	730	(56,380)	(75,736)	(7,146)	(31)	(56,961)	$(64,138)
Current period changes in other comprehensive (loss) income	(5,366)	1,240	(1,908)	(6,034)	3,008	93	14,857	17,958
Total other comprehensive (loss) income	$(25,452)	1,970	(58,288)	(81,770)	(4,138)	62	(42,104)	$(46,180)

	For the Nine Months Ended
	September 30, 2018				September 30, 2017
	Unrealized (Losses) Gains on Securities Available-for- Sale	Unrealized Gain on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive Loss	Unrealized (Losses) Gains on Securities Available-for- Sale	Unrealized Gain on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive Loss
	(In Thousands)				(In Thousands)
Balance at beginning of year	$(7,344)	224	(58,290)	(65,410)	(9,279)	—	(56,883)	$(66,162)
Current period changes in other comprehensive (loss) income	(18,108)	1,746	2	(16,360)	5,141	62	14,779	19,982
Total other comprehensive (loss) income	$(25,452)	1,970	(58,288)	(81,770)	(4,138)	62	(42,104)	$(46,180)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table reflects amounts reclassified from accumulated other comprehensive (loss) income to the consolidated statements of income and the affected line item in the statement where net income is presented for the three and nine months ended September 30, 2018 and 2017:

For the Three Months Ended
	9/30/2018	9/30/2017
(In Thousands)
Accumulated other Comprehensive (Loss) Income Components			Affected line items in the Consolidated Statements of Income
Reclassification adjustment for gains included in net income	$—	$—	Gains on securities transactions, net
Reclassification adjustment of actuarial net gain included in net income	—	—	Compensation and employee benefits expense
Total before tax	—	—
Income tax benefit	3	25
Net of tax	$3	$25

	For the Nine Months Ended
	9/30/2018	9/30/2017
	(In Thousands)
Accumulated other Comprehensive (Loss) Income Components			Affected line items in the Consolidated Statements of Income
Reclassification adjustment for gains included in net income	$116	$—	Gains on securities transactions, net
Reclassification adjustment of actuarial net gain included in net income	663	1,998	Compensation and employee benefits expense
Total before tax	779	1,998
Income tax benefit	(170)	(619)
Net of tax	$609	$1,379

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

Currency Forward Contracts. At September 30, 2018, the Company had no currency forward contracts in place with commercial banking customers. At December 31, 2017, the Company had a currency forward contract in place with a commercial banking customer with a notional amount of $1.6 million. An offsetting currency forward contract with a third party was also in place at December 31, 2017. The currency forward contracts do not meet hedge accounting requirements. Changes in the fair value of both the customer currency forward contract and the offsetting third party contract are recognized directly in earnings. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial banking customers and are not used to manage interest rate risk in the Company's assets or liabilities.

Interest Rate Swaps. At September 30, 2018, the Company had an interest rate swap in place with a commercial banking customer with a notional amount of $16.0 million. The interest rate swap is simultaneously hedged by an offsetting interest rate swap that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swap does not meet hedge accounting requirements, the changes in the fair value of both the customer and third party swap contracts are recognized directly in earnings. At December 31, 2017 the Company did not have any interest rate swaps with commercial banking customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At September 30, 2018 and December 31, 2017, the Company had 21 and two interest rate swaps with a notional amount of $275.0 million and $20 million respectively to reduce the Company's exposure to volatility in short-term interest rates associated with its Federal Home Loan Bank advances. These interest rate swaps meet the hedge accounting requirements. Accordingly, the effective portion of changes in the fair value of the derivatives are recorded in accumulated other comprehensive income (loss) until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of changes in the fair value of these derivatives are recorded in earnings. Interest rate swaps designated as cash flow hedges involve the receipt of variable interest amounts from the swap counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For the three and nine months ended September 30, 2018 and 2017, the Company did not record any hedge ineffectiveness associated with these contracts.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Asset Derivative		Liability Derivative
	Consolidated Balance Sheet	Fair value	Consolidated Balance Sheet	Fair Value
		(In thousands)		(In thousands)
Derivatives:
Interest rate products - designated	Other Assets	$2,409	Other Liabilities	$—
Interest rate products - non-designated	Other Assets	216	Other Liabilities	230
Total derivative instruments		$2,625		$230

	December 31, 2017
	Asset Derivative		Liability Derivative
	Consolidated Balance Sheet	Fair value	Consolidated Balance Sheet	Fair Value
		(In thousands)		(In thousands)
Derivatives:
Interest rate products - designated	Other Assets	$287	Other Liabilities	$—
Currency forward contract - non-designated hedge	Other Assets	203	Other Liabilities	203
Total derivative instruments		$490		$203

For the three and nine months ended September 30, 2018 the loss amount recognized in non-interest income was $14 thousand related to the change in fair value of the non-designated interest rate products. No gains or losses were recorded in the consolidated statements of operations for the three and nine months ended September 30, 2017.

Fee income related to the interest rate swap executed with a commercial banking customer totaled $164 thousand for the three and nine months ended September 30, 2018. No fee income was recorded for the three and nine months ended September 30, 2017.

At September 30, 2018 and December 31, 2017, the fair value of derivatives was in a net asset position. At September 30, 2018 and December 31, 2017, accrued interest was $123 thousand and $7 thousand, respectively.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11.    Subsequent Events

The Company has evaluated events subsequent to September 30, 2018 and through the financial statement issuance date of November 14, 2018. The Company has not identified any material subsequent events.

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

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total assets increased $801.4 million, or 13.9%, to $6.6 billion at September 30, 2018 from $5.8 billion at December 31, 2017. The increase in total assets was primarily attributed to increases in loans receivable, net, of $442.8 million and available-for-sale securities of $276.5 million. Loan growth was funded by $492.4 million of net proceeds from the minority stock offering and increased borrowings and deposits.

Securities available-for-sale increased $276.5 million to $987.1 million at September 30, 2018 from $710.6 million at December 31, 2017. Securities held-to-maturity increased $24.6 million to $264.2 million at September 30, 2018 from $239.6 million at December 31, 2017. The net increase was driven by the purchase of investment securities funded by a portion of the proceeds received in connection with the minority stock offering.
Loans receivable, net increased $442.8 million to $4.8 billion at September 30, 2018 from $4.4 billion at December 31, 2017. Multifamily and commercial, one-to-four family, construction and commercial business lending contributed $217.9 million, $207.0 million, $36.1 million and $26.3 million respectively to our loan growth. Home equity loans and advances declined $44.0 million between December 31, 2017 and September 30, 2018. The decrease in home equity loans and advances was driven by lower originations.
Bank-owned life insurance increased $32.6 million to $183.1 million at September 30, 2018 from $150.5 million at December 31, 2017. The increase is primarily the result of the purchase of $30 million of additional bank-owned life insurance during the quarter ended September 30, 2018.

Total liabilities increased $326.4 million, or 6.2%, to $5.6 billion at September 30, 2018 from $5.3 billion at December 31, 2017. The increase is primarily attributable to an increase in borrowings of $206.7 million and total deposits of $109.0 million to fund the increased loan demand. In August 2018, the Company redeemed, in full, $51.5 million of junior subordinated debt securities. The increase in total deposits is attributed to higher certificate of deposit balances.

Total stockholders’ equity increased $475.0 million or 100.6%, to $947.0 million at September 30, 2018 from $472.1 million at December 31, 2017. The net increase was primarily due to the completion of the minority stock offering and earnings for the period.

Results of Operations for the Three Months Ended September 30, 2018 and September 30, 2017

Net income of $10.8 million was recorded for the three months ended September 30, 2018, compared to net income of $1.5 million for the three months ended September 30, 2017. The increase of $9.3 million was primarily attributable to a $4.6 million increase in net interest income coupled with a $4.2 million decrease in the provision for loan losses. Non-recurring expenses recorded during the three months ended September 30, 2017 included $3.3 million of cash contributions to the Columbia Bank Foundation, a $2.1 million loss on the sale of investment securities and a $959 thousand loss on the sale of loans.
On July 1, 2018, the State of New Jersey enacted tax law changes which impacted New Jersey's corporation business tax. Most notably is a new surtax of 2.5% which increases the New Jersey corporate business state tax rate from 9.0% to 11.5% and which was applied retroactively to January 1, 2018. The Company has completed its analysis of the changes in the state tax laws and recorded the effect of the provisions in our financial results for the three months ended September 30, 2018, as further discussed below.
The Company’s net interest income was $40.6 million for the three months ended September 30, 2018, an increase of $4.6 million, or 12.9% compared to $36.0 million for the three months ended September 30, 2017. The increase in net interest income was attributable to a $9.9 million increase in interest and dividend income which was partially offset by a $5.3 million increase in interest expense. The increase in interest and dividend income for the quarter ended September 30, 2018 was largely due to a $434.5 million increase in average loans and a $564.3 million increase in average investment securities.

The yield on total average earning assets increased five basis points for the quarter ended September 30, 2018. The yield on average loans increased 11 basis points to 4.01% from 3.90%, while the yield on investment securities increased 18 basis points to 2.75% from 2.57% for the quarter ended September 30, 2018 as compared to the quarter ended September 30, 2017.
The $3.5 million increase in interest expense on deposits was largely the result of a $153.1 million increase in the average balance of interest bearing deposits combined with a 36 basis point increase in the cost of deposits which was driven by higher market rates and a shift in the mix between core deposits and certificates of deposit.
The Company's net interest margin for the quarter ended September 30, 2018 decreased 14 basis points to 2.65% compared to 2.79% for the quarter ended September 30, 2017. The weighted average yield on interest-earning assets increased five basis points to 3.76% for the quarter ended September 30, 2018 compared to 3.71% for the quarter ended September 30, 2017. The cost of average total interest bearing liabilities increased 35 basis points to 1.47% for the quarter ended September 30, 2018 as compared to 1.12% for the quarter ended September 30, 2017.
The provision for loan losses was $1.5 million for the three months ended September 30, 2018, a decrease of approximately $4.2 million from $5.7 million for the three months ended September 30, 2017. The decrease is driven primarily by the decline in problem loans.
Non-interest income was $5.3 million for the three months ended September 30, 2018, an increase of $3.7 million from $1.6 million for the three months ended September 30, 2017. The increase is attributed to a $2.1 million loss on the sale of investment securities and a $959 thousand loss on mortgage loans sold to a third party during the quarter ended September 30, 2017 that did not reoccur during the quarter ended September 30, 2018. Proceeds from the sale of investment securities were reinvested into higher yielding investment securities.
Non-interest expense was $26.6 million for the three months ended September 30, 2018, a decrease of $3.6 million, or 12.0%, compared to $30.2 million for the three months ended September 30, 2017. The decrease was driven primarily by cash contributions totaling $3.3 million to the Columbia Bank Foundation during the quarter ended September 30, 2017 that did not reoccur during the quarter ended September 30, 2018.
Income tax expense was $7.0 million for the quarter ended September 30, 2018 compared to $0.2 million for the quarter ended September 30, 2017. The Company recorded an additional $2.2 million of income tax expense for the three months ended September 30, 2018 related to the New Jersey corporate business surtax of 2.5% and revaluation of our gross deferred tax assets and liabilities.
Results of Operations for the Nine Months Ended September 30, 2018 and September 30, 2017

For the nine months ended September 30, 2018, net income decreased $13.2 million to $7.9 million, compared to net income of $21.1 million for the nine months ended September 30, 2017. The decrease was primarily attributable to the one-time $34.8 million contribution of shares of the Company's common stock to the Columbia Bank Foundation and related tax benefit associated with the contribution during the nine months ended September 30, 2018. This was partially offset by a $14.3 million increase in net interest income, a $2.1 million loss on the sale of investment securities and a $959 thousand loss on mortgage loans sold to a third party during the nine months ended September 30, 2017 that did not reoccur during the nine months ended September 30, 2018.

Net interest income was $120.7 million for the nine months ended September 30, 2018, an increase of $14.3 million, or 13.4% compared to $106.4 million for the nine months ended September 30, 2017. The increase in net interest income was attributable to a $24.4 million increase in interest and dividend income which was partially offset by a $10.1 million increase in interest expense. The increase in interest and dividend income for the nine months ended September 30, 2018 was primarily the result of a $341.2 million increase in average loans and a $467.8 million increase in average investment securities.

The yield on average loans increased eight basis points to 3.99% from 3.91% and the yield on investment securities increased 15 basis points to 2.73% from 2.58% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.
For the nine months ended September 30, 2018, interest expense on deposits was $27.7 million, an increase of $8.3 million or 43.1% compared to $19.4 million for the nine months ended September 30, 2017. The increase was primarily the result of a $403.5 million increase in the average balance of total interest bearing deposits coupled with a 22 basis point increase in the cost of deposits.

The Company's net interest margin for the nine months ended September 30, 2018 decreased 10 basis points to 2.73% compared to 2.83% for the nine months ended September 30, 2017. The weighted average yield on interest-earning assets increased one basis point to 3.73% for the nine months ended September 30, 2018 compared to 3.72% for the nine months ended September 30, 2017. The cost of average total interest bearing liabilities increased 16 basis points to 1.25% for the nine months ended September 30, 2018 compared to 1.09% for the nine months ended September 30, 2017.
For the nine months ended September 30, 2018, the provision for loan losses was $5.9 million, representing a decrease of $526 thousand as compared to $6.4 million for the nine months ended September 30, 2017. The current provision reflects a continued decline in our non-performing loans and a decrease in net charge-offs for the comparable periods.
Non-interest income was $15.3 million for the nine months ended September 30, 2018, an increase of $3.0 million, or 24.6% compared to $12.3 million for the nine months ended September 30, 2017. The increase was driven primarily by $2.1 million of losses recorded on the sale of investment securities and losses of $959 thousand on the sale of loans during the nine months ended September 30, 2017, which did not reoccur in the 2018 period. Proceeds from the sale of investment securities were reinvested into higher yielding investment securities.
For the nine months ended September 30, 2018, non-interest expense was $114.4 million, an increase of $34.4 million, or 43.0%, compared to $80.0 million for the nine months ended September 30, 2017. The increase was driven primarily by the $34.8 million contribution of shares of Company common stock to the Columbia Bank Foundation during the nine months ended September 30, 2018.
Income tax expense was $7.8 million for the nine months ended September 30, 2018, a decrease of $3.3 million, or 30.0%, compared to $11.1 million for the nine months ended September 30, 2017. The Company recorded an additional $2.2 million of tax expense in our financial results for the nine months ended September 30, 2018 related to the New Jersey corporate business surtax of 2.5% and revaluation of our gross deferred tax assets and liabilities. The decrease in the effective tax rate for the nine months ended September 30, 2018 compared to September 30, 2017 is primarily attributed to the Tax Cuts and Jobs Act.
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

Asset Quality:

The following table sets forth information regarding the Company’s non-performing assets as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In Thousands)
Mortgage loans:
One to four family	$2,008	$3,360
Multifamily and commercial	—	1,329
Total mortgage loans	2,008	4,689
Commercial business loans	480	1,263
Consumer loans	1,439	573
Total non-performing loans	3,927	6,525
Foreclosed assets	251	959
Total non-performing assets	$4,178	$7,484

The following table sets forth information regarding the Company's 60-89 day delinquent loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In Thousands)
Mortgage loans:
One to four family	$1,665	$1,229
Multifamily and commercial	—	380
Total mortgage loans	1,665	1,609
Commercial business loans	500	730
Consumer loans	266	26
Total 60-89 day delinquent loans	$2,431	$2,365

At September 30, 2018, the allowance for loan losses totaled $63.4 million, or 1.30% of total loans, compared with $58.2 million, or 1.31% of total loans at December 31, 2017. Total non-performing loans were $3.9 million, or 0.08% of total loans at September 30, 2018, compared to $6.5 million, or 0.15% of total loans at December 31, 2017.

At September 30, 2018 and December 31, 2017, the Company held $251 thousand and $959 thousand of foreclosed assets, respectively. During the nine months ended September 30, 2018, there were two additions to foreclosed assets with a total carrying value of $251 thousand and three properties sold with a total carrying value of $708 thousand.

Non-performing assets totaled $4.2 million, or 0.06% of total assets at September 30, 2018 compared to $7.5 million or 0.13% of total assets at December 31, 2017.

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

Assumptions used in the simulation model may include but are not limited to:

•Investment pricing from third parties;
•Loan pricing indications from third parties;
•Loan and depository spread assumptions based upon the Company's product offerings;
•Investment and borrowing spreads based upon third party indications; and
•Prepayment assumptions derived from the Company's actual results and third party surveys.

The following table sets forth the results of the estimated impact of interest rate changes on our estimated annual net interest income as of September 30, 2018:

September 30,
2018
Change in Interest Rates (Basis Points)	Change in Net Interest Income
-100	(1.7)%
Base	-
100	0.4%
200	0.2%

Another measure of interest rate sensitivity is to model changes in economic value of equity ("EVE") through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2018:

	September 30, 2018
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Economic Value of Assets
Change in Interest Rates (Basis Points)	Estimated EVE	Amount	Percent	EVE Ratio	Change in Basis Points
-100	$1,074,609	$42,473	4.1%	16.30%	17
Base	1,032,136	-	-	16.13%	-
100	948,639	(83,497)	(8.1)%	15.33%	(80)
200	854,131	(178,005)	(17.2)%	14.29%	(184)

The preceding table indicates that as of September 30, 2018, in the event of an immediate and sustained 200 basis point increase in interest rates, the EVE is projected to decrease 17.2%, or $178.0 million. If rates were to decrease 100 basis points, the model forecasts a 4.1%, or $42.5 million increase in the EVE. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes in net interest income requires the use of certain assumptions regarding prepayment and deposit repricing, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While management believes such assumptions are reasonable, there can be no assurance that assumed prepayment rates and repricing rates will approximate actual future loan prepayment and deposit repricing activity. Moreover, net interest income assumes that the composition of interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual.

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

The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10%, a tier 1 capital to risk-weighted assets ratio of at least 8%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of September 30, 2018 the Company exceeded all capital adequacy requirements to which it is subject.

The following table presents the Company's actual capital amounts and ratios as of September 30, 2018 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well - capitalized institution:

	September 30, 2018
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in Thousands)
Company:
Total capital to risk-weighted assets	$1,078,242	23.40%	$368,593	8.0%	$460,741	10.0%
Tier 1 capital to risk-weighted assets	1,020,337	22.15	276,444	6.0	368,593	8.0
Common equity tier 1 capital to risk-weighted assets	1,020,337	22.15	207,333	4.5	299,481	6.5
Tier 1 capital to adjusted total assets	1,020,337	16.00	255,113	4.0	318,892	5.0

	December 31, 2017
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in Thousands)
Company:
Total capital to risk-weighted assets	$631,952	15.01%	$336,730	8.0%	$420,912	10.0%
Tier 1 capital to risk-weighted assets	579,080	13.76	252,547	6.0	336,730	8.0
Common equity tier 1 capital to risk-weighted assets	528,080	12.55	189,410	4.5	273,593	6.5
Tier 1 capital to adjusted total assets	579,080	10.54	219,833	4.0	210,456	5.0

	September 30, 2018
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in Thousands)
Columbia Bank:
Total capital to risk-weighted assets	$872,226	18.96%	$367,960	8.0%	$459,950	10.0%
Tier 1 capital to risk-weighted assets	814,419	17.71%	275,970	6.0	367,960	8.0
Common equity tier 1 capital to risk-weighted assets	814,419	17.71%	206,977	4.5	298,967	6.5

Tier 1 capital to adjusted total assets	814,419	12.74%	255,690	4.0	319,613	5.0

	December 31, 2017
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in Thousands)
Columbia Bank:
Total capital to risk-weighted assets	$625,336	14.90%	$335,736	8.0%	$419,671	10.0%
Tier 1 capital to risk-weighted assets	572,617	13.64	251,802	6.0	335,736	8.0
Common equity tier 1 capital to risk-weighted assets	572,617	13.64	188,852	4.5	272,786	6.5
Tier 1 capital to adjusted total assets	572,617	10.44	221,257	4.0	276,571	5.0

Item 4.     CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended September 30, 2018, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

For information regarding the Company’s risk factors, refer to the “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on February 20, 2018. As of September 30, 2018 the risk factors of the Company have not changed materially from those disclosed in the prospectus.

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

Exhibit Index

3.1	Second Amended and Restated Certificate of Incorporation of Columbia Financial, Inc.

3.2	Amended and Restated Bylaws of Columbia Financial, Inc.

4	Form of Common Stock Certificate of Columbia Financial, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended. September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.	INS XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema Document

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Labels Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Columbia Financial, Inc

Date:	November 14, 2018	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2018	/s/Dennis E. Gibney
Dennis E. Gibney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)