Form 10-K
period 2018-12-31
Columbia Financial, Inc.
filed 2019-03-29
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-38456

COLUMBIA FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3504946 (I.R.S. Employer Identification No)

19-01 Route 208 North, Fair Lawn, New Jersey (Address of principal executive offices)	07410 (Zip Code)

(800) 522-4167
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Title of Class	Name of Exchange on Which Registered

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of, “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 29, 2018 was $738.2 million. The number of shares outstanding of the registrant’s common stock as of March 29, 2019 was 115,889,175.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward-looking statements include, but are not limited to:

•	statements of our beliefs, goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment policies; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among other things, the following factors:

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	changes in the interest rate environment that reduce our net interest margin, reduce the fair value of financial instruments or reduce the demand for our loan products;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	changes in the quality and composition of our loan or investment portfolios;

•	changes in real estate market values in our market area;

•	decreased demand for loan products, deposit flows, competition, or demand for financial services in our market area;

•
legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to grow our franchise through acquisitions and to successfully integrate any acquired entities;

•
technological changes that may be more difficult or expensive than expected, and our inability to respond to emerging technological trends in a timely manner could have a negative impact on our revenue;

•	success or consummation of new business initiatives may be more difficult or expensive than expected;

•	adverse changes in the securities markets;

•	the inability of third party service providers to perform; and

•	changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board and the Securities and Exchange Commission.

Any of the forward-looking statements that we make in this report and in other public statements we make may later prove incorrect because of inaccurate assumptions, the factors illustrated above or other factors that we cannot foresee. Consequently, no forward-looking statements can be guaranteed. Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Further information on other factors that could affect us are included in the section of this Annual Report on Form 10-K captioned “Item 1A: Risk Factors.”

PART I

Item I.    Business

General

Columbia Financial, Inc. (“Columbia Financial” or the “Company”) is a Delaware corporation that was organized in March 1997 in connection with the mutual holding company reorganization of Columbia Bank (the “Bank”) . Columbia Financial is the holding company of Columbia Bank, a federally chartered stock savings bank. Columbia Bank, MHC (the "MHC") was also organized in March 1997 under the laws of the United States. In connection with the reorganization, Columbia Financial became the wholly owned subsidiary of Columbia Bank MHC.

The Bank is a federally chartered savings bank founded in 1927. We serve the financial needs of our depositors and the local community as a community-minded, customer service-focused institution. We offer traditional financial services to businesses and consumers in our market areas. We attract deposits from the general public and use those funds to originate a variety of loans, including multifamily and commercial real estate loans, commercial business loans, one-to four-family real estate loans, construction loans, home equity loans and advances, and other consumer loans. We offer title insurance through our wholly-owned subsidiary, First Jersey Title Services, Inc. Wealth management services are offered through a third party relationship.

On April 19, 2018, the Company completed its minority stock offering and, in connection with the consummation of the offering, issued (i) 62,580,155 shares of its common stock to Columbia Bank MHC, (ii) 3,476,675 shares to the Columbia Bank Foundation, Columbia Bank’s charitable foundation, and (iii) 49,832,345 shares to depositors of the Bank who subscribed for and were allocated shares in the minority stock offering, as well as the Columbia Bank Employee Stock Ownership Plan ("ESOP") .

Our executive offices are located at 19-01 Route 208 North, Fair Lawn, New Jersey 07410 and our telephone number is (800) 522-4167. Our website address is www.columbiabankonline.com. Information on our website should not be considered a part of this report.

Throughout this report, references to “we,” “us” or “our” refer to the Company or the Bank, or both, as the context indicates.

Change in Fiscal Year

On May 22, 2018, the Board of Directors of the Company adopted a resolution to change the Company’s fiscal year end from September 30 to December 31, effective immediately as of the date of the Board resolution. In addition, on May 22, 2018, the Boards of Directors of the MHC and the Bank also adopted resolutions to change the MHC’s and the Bank’s fiscal year ends from September 30 to December 31, effective immediately as of the date of the Board resolutions. On June 15, 2018, the Company filed a transition Quarterly Report on Form 10-Q with the U.S. Securities and Exchange Commission for the three months ended December 31, 2017 in connection with its newly adopted fiscal year end.

Market Area

We are headquartered in Fair Lawn, New Jersey. We currently operate 50 full-service banking offices in ten of New Jersey’s 21 counties. In addition, First Jersey Title Services, Inc., a wholly-owned subsidiary of Columbia Bank, operates in one of our offices in Fair Lawn, New Jersey. We periodically evaluate our network of banking offices to optimize the penetration in our market area. Our business strategy currently includes opening new branches in and around our market area, which may include neighboring states.

We consider our market area to be the State of New Jersey and the suburbs surrounding both the New York City and Philadelphia metropolitan areas. This area has historically benefited from having a large number of corporate headquarters and a concentration of financial services-related industries located within it. The area also benefits from having a well-educated employment base and the diversity provided by a large number of industrial, service, retail and high technology businesses. Other employment is provided by a variety of wholesale trade, manufacturing, federal, state and local governments, hospitals and utilities.

According to a 2016 census projection, the population of our ten-county primary market area totaled approximately six million. The population in our ten county market area has increased by 1.7% from 2010 to 2016. According to S&P Global, the weighted average median household income for 2017 for the ten New Jersey counties that we operate in was $82,771. By contrast, national median household income for 2017 was $57,462 and the State of New Jersey was $75,854. The unemployment rate, not seasonally adjusted, for the State of New Jersey was 4.7% in September and December 2017 and 4.1% in December 2018, which was higher than the national unemployment rate of 4.2% in September 2017, 4.1% in December 2017 and 3.7% in December 2018.

Competition

We face significant competition in attracting deposits. Many of the nation’s largest financial institutions operate in our market area. Our most direct competition for deposits has historically come from the many banks, thrift institutions and credit unions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.

Our competition for loans comes primarily from the competitors referenced above and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies participating in the mortgage market, such as insurance companies, securities companies, financial technology companies and specialty finance firms.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions, including financial technology companies, to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

We offer a variety of loans, including commercial, residential and consumer loans. Our commercial loan portfolio includes multifamily and commercial real estate loans, commercial business loans and construction loans. Our residential loan portfolio includes one-to-four family residential real estate loans and one-to-four family residential construction loans. Our consumer loan portfolio primarily includes home equity loans and advances, and to a lesser extent automobile, personal, unsecured and overdraft lines of credit.

We intend to continue to emphasize commercial lending and manage existing credit relationships. During the year ended December 31, 2018, we continued to invest in our lending staff, technology and processes to position Columbia Bank for continued growth. Specifically, in the past year, we have hired additional lenders with significant experience in our market area to expand our commercial real estate and commercial and industrial lending efforts. In addition, we will continue to offer competitive pricing for our one-to-four family loan products and continue to invest in lending staff to market these products in New Jersey and New York.

Multifamily and Commercial Real Estate Loans. We originate mortgage loans for the acquisition and refinancing of multifamily properties and nonresidential real estate. At December 31, 2018, multifamily and commercial real estate loans totaled $2.1 billion, or 43.2% of our total loan portfolio. Of this amount, $1.8 billion of loans were used for the purchase, financing and/or refinancing of commercial real estate and the financing of income-producing real estate. These loans are generally non-owner-occupied properties in which 50% or more of the primary source of repayment is derived from rental income from unaffiliated third-parties. Our multifamily loans include loans primarily to finance apartment buildings located in the State of New Jersey. Our commercial real estate loans include loans secured by office buildings, retail shopping centers, medical office buildings, industrial, warehouses, hotels, assisted-living facilities and similar commercial properties.

We offer both fixed and adjustable rate multifamily and commercial real estate loans. We originate these loans generally for terms of up to ten years and with payments generally based on an amortization schedule of up to 30 years for multifamily properties, and up to 25 years for commercial properties. Our fixed rate loans are typically based on either the Federal Home Loan Bank of New York’s ("FHLB") borrowing rate or the U.S. Treasury rate and generally are fixed up to a ten-year period.

When making multifamily and commercial real estate loans, we consider the financial statements and tax returns of the borrower, the borrower’s payment history of its debt, the debt service capabilities of the borrower, the projected cash flows of the real estate, leases for any of the tenants located at the collateral property and the value of the collateral and the strength of the guarantors, if any.

As of December 31, 2018, the average outstanding loan balance within our multifamily loan portfolio was $2.1 million, and the average loan balance within our commercial real estate loan portfolio totaled $1.8 million. At December 31, 2018, our largest multifamily loan was a $20.2 million loan to refinance an apartment building located in Bergen County, New Jersey. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2018. As of December 31, 2018, our largest commercial real estate loan was a $24.0 million loan to refinance a retail property anchored by a supermarket located in Bergen County, New Jersey. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2018.

One-to-Four Family Residential Loans. We offer fixed-rate and adjustable-rate residential mortgage loans. Our fixed-rate mortgage loans have terms of up to 30 years. At December 31, 2018, one-to-four family residential loans totaled $1.8 billion, or 36.8% of our total loan portfolio. We also offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of up to seven years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a spread above the U.S. Treasury security index. Our adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 5% on any such increase or decrease over the life of the loan. To increase the originations of adjustable-rate loans, we have been originating loans that bear a fixed interest rate for a period of up to seven years (but historically as long as ten years) after which they convert to one-year adjustable-rate loans. Our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although we offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity treasury are underwritten using methods approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”). We do not offer loans with negative amortization and we do not currently offer interest-only loans.

Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. At December 31, 2018, fixed-rate mortgage loans totaled approximately $1.6 billion and adjustable-rate mortgage loans totaled approximately $271.6 million. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

While one-to-four family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

It is our general policy not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without private mortgage insurance. The maximum loan-to-value ratio we generally permit is 95% with private mortgage insurance, although occasionally we do originate loans with loan-to-value ratios as high as 97.75% under special loan programs, including our first-time homeowner loan program. We require all properties securing mortgage loans to be appraised by an independent appraiser approved by our board of directors. We require title insurance on all purchase money and refinance mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

As of December 31, 2018, the average outstanding loan balance within our one-to-four family residential real estate loan portfolio was $292,000. As of December 31, 2018, our largest one to-four family residential real estate loan was a $5.4 million loan secured by residential property located in Bergen County, New Jersey. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2018.

Commercial Business Loans. We make commercial business loans in our market area to a variety of professionals, sole proprietorships, partnerships and corporations. We offer a variety of commercial lending products such as secured and unsecured loans that include term loans for equipment financing and for business acquisitions, working capital loans, inventory financing and revolving lines of credit. In most cases, fixed-rate loans have terms up to ten years and are fully amortizing. Revolving lines of credit generally will have adjustable rates of interest and will be extended for periods of up to 24 months to support inventory and accounts receivable fluctuations and are subject to annual review and renewal. Business loans with variable rates of interest adjust on a daily basis and are generally indexed to the prime rate as published in The Wall Street Journal, although other indices such as LIBOR may be used. Unsecured commercial business lending is generally considered to involve a higher degree of risk than secured lending. Risk of loss on an unsecured commercial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan out of ongoing operations. If our estimate of the borrower’s financial ability is inaccurate, we may be confronted with a loss of principal on the loan.

In making commercial business loans, we consider a number of factors, including the financial condition of the borrower, the nature of the borrower’s business, economic conditions affecting the borrower, our market area, the management experience of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the collateral. Commercial loans are generally secured by a variety of collateral, including equipment, machinery, inventory and accounts receivable, and may be supported by personal guarantees.

We also originate commercial business and real estate loans under the Small Business Administration (“SBA”) program. Loans originated under this program are partially guaranteed by the SBA and are underwritten within the guidelines set forth by the SBA. As of December 31, 2018, the outstanding balance of our SBA loans was $15.8 million, which is included in the secured and unsecured amounts discussed above. We historically hold all SBA loans in our portfolio and have not sold any portion of our originated SBA loans.

As of December 31, 2018, the average outstanding loan balance within our commercial business loan portfolio (excluding lines of credit with no outstanding balance) was $413,000. At December 31, 2018, our largest commercial business loan was a $15.8 million loan to an automobile dealership located in Passaic County, New Jersey, and was secured by real estate and business assets.

Construction Loans. We originate commercial construction loans primarily to professional builders for the construction and acquisition of personal residences, apartment buildings, retail, industrial, warehouse, office buildings and special purpose facilities. We will originate construction loans on unimproved land in amounts typically up to 65% of the lower of the appraised value or the cost of the land. We also originate loans for site improvements and construction costs in amounts generally up to 75% of as completed appraised value. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually six to 36 months. Many of our commercial construction loans are structured to convert to permanent financing upon completion and stabilization. Commercial real estate construction loans are typically based upon the prime rate as published in The Wall Street Journal or LIBOR. At December 31, 2018, we had an outstanding balance of $212.6 million in construction loans for commercial development.

Before making a commitment to fund a construction loan, we require an appraisal of the property by a licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspections based on the work completed.

Construction lending generally involves a higher degree of risk than permanent mortgage lending because funds are advanced upon the security of the project under construction prior to its completion. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower or guarantor to repay the loan. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from that which is required for residential lending. We have addressed these risks through our underwriting procedures. Additionally, we have attempted to minimize the foregoing risks by, among other things, limiting our construction lending to experienced developers, by limiting the amount of speculative construction projects and requiring executed agreements of sales as conditions for draws of the commercial construction loans. When making commercial construction loans, we consider the financial statements of the borrower, the borrower’s payment history, the projected cash flows from the proposed real estate collateral, and the value of the collateral. In general, our real estate construction loans are typically guaranteed by the principals of the borrowers. We consider the financial statements and tax returns of the guarantors, along with the guarantors’ payment history, when underwriting a commercial construction loan.

As of December 31, 2018, the average outstanding loan balance within our commercial construction loan portfolio was $3.8 million. At December 31, 2018, our largest commercial construction loan exposure had an outstanding balance of $19.8 million and was made to finance an apartment complex. The loan was performing in accordance with its original terms at December 31, 2018.

We also originate residential construction loans primarily on a construction-to-permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of our residential construction loans are made to individuals building a personal residence. At December 31, 2018, residential construction loans totaled $48.9 million, or 1.0%, of total loans outstanding. Construction lending, by its nature, entails additional risks compared to one-to-four family mortgage lending, attributable primarily to the fact that funds are advanced based upon a security interest in a project which is not yet complete. We address these risks through our underwriting policies and procedures and our experienced staff.

Home Equity Loans and Advances. We offer consumer home equity loans and advances that are secured by one-to-four family residential real estate, where we may be in a first or second lien position. Historically, we offered home equity loans and advances with a lien junior to second position and some of these junior loans still reside in the loan portfolio at December 31, 2018. In addition, in prior years we also offered adjustable-rate home equity loans with fixed terms, although we no longer offer these loans. We generally offer home equity loans and advances with a maximum combined loan-to-value ratio of 80%. At December 31, 2018, home equity loans and advances totaled $393.5 million or 7.9% of our total loan portfolio. Home equity loans have fixed rates of interest and are currently offered with terms of up to 20 years. Home equity advances have adjustable rates and are based upon the prime rate as published in The Wall Street Journal. Home equity advances can have repayment schedules of both principal and interest or interest only paid monthly. We held a first mortgage position on approximately 52.0% of the homes that secured our home equity loans and advances at December 31, 2018.

The procedures for underwriting consumer home equity loans and advances include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount.

Other Consumer Loans. At December 31, 2018, other consumer loans totaled $1.1 million. We offer a variety of other consumer loans, including loans for automobiles, personal loans, unsecured lines of credit, and overdraft lines of credit. Our unsecured lines of credit bear a substantially higher interest rate than our secured loans and lines of credit.

For more information on our loan commitments, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity Management”

Credit Risks

Multifamily and Commercial Real Estate Loans. Loans secured by multifamily and commercial real estate loans generally have larger balances and involve a greater degree of risk than one-to four-family residential mortgage loans. Of primary concern in multifamily and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the property that secures the loan. Additional considerations include: location, market and geographic concentrations, loan-to-value ratio, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, we usually consider and review a global cash flow analysis of the borrower, when applicable, and consider the net operating income of the property, the borrower’s expertise, credit history, and profitability and the value of the underlying property. The global analysis is more typically performed when lending to real estate development and management companies that own multiple properties with financing from other creditors. The analysis takes into consideration all rental income and expenses from the borrower’s real estate investments to determine if any other real estate holdings in the portfolio do not provide income levels to support the expenses of each property and debt service requirements for any third party financing secured by the properties held in the portfolio. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2x and a loan-to-value no greater than 75% for commercial properties and no greater than 80% for multifamily properties. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties with known environmental concerns.

One-to-Four Family Real Estate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits on such loans.

Commercial Business Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself and guarantors, if any. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise, may fluctuate in value and may depend on the borrower’s ability to collect receivables.

Construction Loans. Loans made to facilitate construction are primarily short term loans used to finance the construction of an owner-occupied residence or income producing assets. Generally, upon stabilization or upon completion and issuance of a certificate of occupancy, these loans often convert to permanent loans with long-term amortization. Payments during construction consist of an interest-only period funded generally by borrower or guarantor equity. As these loans represent higher risk, each project is monitored for progress throughout the life of the loan, and loan funding occurs through borrower draw requests. These requests are compared to project milestones and progress is verified by independent inspectors engaged by us.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, business conditions may dictate that the borrower or guarantors, when applicable, contribute additional equity or we advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

Home Equity Loans and Advances. Consumer home equity loans and advances are loans secured by one-to four-family residential real estate, where we may be in a first or junior lien position. In each instance, the value of the property is determined and the loan is made against identified equity in the market value of the property. When a residential mortgage is not present on the property, a first lien position is secured against the property. In cases where a mortgage is present on the property, a junior lien position is established, subordinated to the first mortgage. As these subordinated liens represent higher risk, loan collection becomes more influenced by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Other Consumer Loans. Unlike consumer home equity loans, these loans are either unsecured or secured by rapidly depreciating assets such as autos. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and, therefore, are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations and Purchases. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers and other business contacts, including attorneys, accountants and other professionals. Residential mortgage loans are also sourced through mortgage brokers, although such loans are underwritten by Columbia Bank in accordance with its underwriting standards.

Occasionally, we purchase participation interests in loans to supplement our lending portfolio. Loan participations totaled $16.3 million at December 31, 2018 and were comprised of eight commercial real estate loans. Loan participations are subject to the same credit analysis and loan approvals as loans which we originate. We review all of the documentation relating to any loan in which we participate. However, for participation loans, we do not service the loan and, thus, are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by management and policies approved by our board of directors. The board of directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure. All unsecured commercial loan exposures greater than $5 million and all secured commercial loan exposures greater than $10 million must be approved by a Senior Loan Committee, which is comprised of personnel from the Executive, Credit, Finance and Lending departments.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our unimpaired capital and reserves. At December 31, 2018, our regulatory limit on loans to one borrower was $133.0 million. At December 31, 2018, the total exposure with our largest lending relationship was $87.7 million and was comprised of nineteen loans to related borrowers. The loans associated with this relationship were performing in accordance with the original terms at December 31, 2018.

Loan Commitments. We issue commitments for fixed and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Delinquent Loans. We identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as a shortfall in collateral value may result in a write down to management’s estimate of net realizable value. The collateral or cash flow shortfall on all secured loans is charged-off when the loan becomes 90 days delinquent or earlier if management believes the collectability of the loan is unlikely. In the case of unsecured loans, the entire balance deemed uncollectable is charged-off when the loan becomes 90 days delinquent. For more information on how we address credit risk, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Management.”

Securities Activities

We maintain a securities portfolio that consists of U.S. Government and agency obligations, mortgage-backed securities and collateralized mortgage obligations (“CMOs”), municipal obligations, corporate debt securities, equity securities, and a trust preferred security. We classify our securities as either held to maturity or available for sale. Management determines the appropriate classification of securities at the time of purchase. If we have the intent and the ability to hold the securities until maturity, they are classified as held to maturity. These securities are stated at amortized cost and adjusted for amortization of premiums and accretion of discounts over the estimated lives of the securities using the level-yield method. Securities in the available for sale category are those for which we do not have the intent at purchase to hold to maturity. These securities are reported at fair value with any unrealized appreciation or depreciation, net of tax effects, reported as a separate component of accumulated other comprehensive income.

Mortgage-backed securities are a type of asset-backed security that is secured by a mortgage, or a collection of mortgages. These securities usually pay periodic payments that are similar to coupon payments. The contractual cash flows of securities in government sponsored enterprises’ mortgage-backed securities are debt obligations of Freddie Mac and Fannie Mae, both of which are currently under the conservatorship of the Federal Housing Finance Agency. The contractual cash flows related to Government National Mortgage Association (“Ginnie Mae”) securities are direct obligations of the U.S. Government. Mortgage-backed securities are also known as mortgage pass-throughs. CMOs are structured as pool mortgage-backed securities and redistribute principal and interest payments to predetermined groups (classes) of investors. The repayments from the pool of pass-through securities are used to retire the bonds in the order specified by the bonds’ prospectuses.

At December 31, 2018, 88.9% of the available for sale portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and, thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2018, corporate debt securities comprised the next largest segment of the available for sale portfolio, totaling 5.2% of the portfolio. At December 31, 2018, the remainder of our available for sale securities portfolio consisted of U.S. government and agency obligations, trust preferred, equities and municipal obligations, which comprised 5.2% ,0.4%, 0.2% and 0.1%, respectively, of the portfolio.

At December 31, 2018, 91.1% of the held to maturity securities portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2018, the remainder of our held to maturity securities portfolio consisted of U.S. government and agency obligations which comprised 8.9% of the portfolio.

During 2017, we transferred certain available for sale securities with an amortized cost of $103.7 million and a fair value of $103.3 million to our held to maturity portfolio, largely because of the nature of the securities, which were community investment related mortgage-backed securities issued by government agencies, or due to their longer durations, and purchased an additional $30.5 million of held to maturity securities.

To mitigate the credit risk related to our securities portfolio, we primarily invest in agency and highly-rated securities. As of December 31, 2018, approximately 95.3% of the total portfolio consisted of direct government obligations or government sponsored enterprise obligations, approximately 4.1% of the portfolio was rated at least investment grade and approximately 0.6% of the portfolio was not rated. Securities not rated consist primarily of short term municipal bond anticipation notes, private placement municipal notes issued and guaranteed by local municipal authorities, one subordinated debenture issued by a financial institution holding company and equity securities.

Deposit Activities and Other Sources of Funds.

General. Deposits, borrowings and loan and securities repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan and securities repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit products, including non-interest bearing demand deposits (such as individual checking accounts and commercial checking accounts), interest bearing demand accounts (such as interest earning checking account products and most municipal accounts), savings and club accounts, money market accounts and certificates of deposit. We have not historically utilized brokered deposits.

Our three primary categories of deposit customers consist of retail or individual customers, businesses and municipalities. Our business banking deposit products include a commercial checking account and a checking account specifically designed for small businesses. Additionally, we offer cash management services, including remote deposit, lockbox service and sweep accounts.

Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, the rates on borrowings, our liquidity needs, profitability to us, and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our deposit pricing strategy has generally been to offer competitive rates on all types of deposit products, and to periodically offer special rates in order to attract deposits.

Borrowings. We have the ability to utilize advances from the FHLB to supplement our liquidity. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Although in the past few years the FHLB has been our major source of funding, on occasion, we have also utilized securities sold under agreements to repurchase and overnight repurchase agreements, and also have the ability to borrow from the Federal Reserve Bank’s ("FRB") discount window and established federal funds lines with correspondent banks, to supplement our supply of investable funds and to meet deposit withdrawal and contingency funding requirements. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, government-sponsored enterprises (“GSE”) including notes and government agency mortgage-backed securities and CMOs. The types of loans pledged for borrowings include, but are not limited to, one-to four-family real estate mortgage loans, home equity loans and multifamily and commercial real estate mortgages. At December 31, 2018, we had additional borrowing capacity from the FHLB and the Federal Reserve Bank of New York based on our ability to collateralize such borrowings. Members in good standing with the FHLB can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital.

Regulation and Supervision

General

As a federal savings bank, Columbia Bank is subject to examination, supervision and regulation, primarily by the Office of the Comptroller of the Currency, and, secondarily, by the Federal Deposit Insurance Corporation (“FDIC”) as deposit insurer. Prior to July 21, 2011, the Office of Thrift Supervision was Columbia Bank’s primary federal regulator. However, the Dodd-Frank Act, which is discussed further below, eliminated the Office of Thrift Supervision and transferred the Office of Thrift Supervision’s functions relating to federal savings associations, including rulemaking authority, to the Office of the Comptroller of the Currency, effective July 21, 2011. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Columbia Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund.

Columbia Bank is also regulated by the Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. In addition, Columbia Bank is a member of and owns stock in the FHLB of New York, which is one of the 11 regional banks in the Federal Home Loan Bank System. Columbia Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and other contractual arrangements.

As savings and loan holding companies in the mutual holding company structure, Columbia Financial, Inc. and Columbia Bank MHC are subject to examination and supervision by, and are required to file certain reports with, the Federal Reserve Board. The Office of Thrift Supervision’s functions relating to savings and loan holding companies were transferred to the Federal Reserve Board on July 21, 2011 pursuant to the Dodd-Frank Act regulatory restructuring. Columbia Financial, Inc. is also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

In connection with the adoption of the state of New Jersey's budget on July 1, 2018, sweeping changes were made to New Jersey's Corporation Business Tax, generally effective January 1, 2019. Among other provisions, a New Jersey surtax was enacted effective July 1, 2018, for the periods beginning January 1, 2018 through December 31, 2021. This surtax did not have a material impact on the Company's income tax expense for the year ended December 31, 2018.

Set forth below are certain material regulatory requirements that are applicable to Columbia Bank and Columbia Financial, Inc. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Columbia Bank and Columbia Financial Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on Columbia Financial, Columbia Bank and their operations.

Recent Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which became law in 2010, was intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Implementation is ongoing and the Dodd-Frank Act has, at a minimum, resulted in increased regulatory burden, compliance costs and other costs for the financial institutions. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“Economic Growth Act”) was enacted, which repealed or modified several important provisions of the Dodd-Frank Act. With respect to financial institutions with less than $10 billion in assets, the Economic Growth Act provided certain regulatory relief to such institutions by, among other things:

•
Raising the total asset threshold from $2 billion to $10 billion at which banks may deem certain loans originated and held in portfolio as “qualified mortgages” for purposes of the Consumer Financial Protection Bureau's ability-to-repay rule;

•
Requiring the federal banking agencies to develop a Community Bank Leverage Ratio of not less than 8% and not more than 10%, under which any qualifying community bank under $10 billion in total assets that exceeds such ratio would be considered to have met the existing risk-based capital rules and be deemed “well capitalized”; and

•
Amending the Bank Holding Company Act to exempt from the Volcker Rule banks with total assets of $10 billion or less and which have total trading assets and trading liabilities of 5% or less of their total consolidated assets.

Despite the improvements for community banks and mid-size financial institutions resulting from the Economic Growth Act, many provisions of the Dodd-Frank Act and its implementing regulations remain in place and will continue to result in additional operating and compliance costs that could have a material adverse effect on the Company’s business, financial condition, and results of operation. In addition, the Economic Growth Act requires the enactment of a number of implementing regulations, the details of which may have a material effect on the ultimate impact of the law.

Federal Banking Regulations

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Columbia Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts. Columbia Bank may also establish, subject to specified investment limits, service corporation subsidiaries that may engage in certain activities not otherwise permissible for Columbia Bank, including real estate investment and securities and insurance brokerage.

Examinations and Assessments. Columbia Bank is primarily supervised by the Office of the Comptroller of the Currency. Columbia Bank is required to file reports with and is subject to periodic examination by the Office of the Comptroller of the Currency. Columbia Bank is required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations.

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including federal savings banks, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum required leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 capital plus additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income such as Columbia Bank, up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values. Institutions that have not exercised the accumulated other comprehensive income opt-out have accumulated other comprehensive income incorporated into common equity Tier 1 capital (including unrealized gains and losses on available for sale securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019.

At December 31, 2018, Columbia Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2018, Columbia Bank was in compliance with the loans-to-one borrower limitations.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action. Under the federal prompt corrective action statute, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4% is considered to be “undercapitalized”. A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized”. A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized”.

Generally, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a federal savings association that becomes “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized”. Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5.0% of the savings association’s assets at the time it was deemed to be undercapitalized by the Office of the Comptroller of the Currency or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth. The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2018, Columbia Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Qualified Thrift Lender Test. As a federal savings bank, Columbia Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Columbia Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Alternatively, Columbia Bank may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2018, Columbia Bank satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings bank must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate an applicable statute, regulation, agreement or regulatory condition; or

•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Columbia Bank, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend.

An application or notice related to a capital distribution may be disapproved if:

•	the federal savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement.

Community Reinvestment Act and Fair Lending Laws. All financial institution banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low and moderate-income borrowers. In connection with its examination of a federal savings bank, the Office of the Comptroller of the Currency is required to assess the federal savings bank’s record of compliance with the Community Reinvestment Act. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Columbia Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Columbia Bank. Columbia Financial and Columbia Bank MHC are affiliates of Columbia Bank because of their direct and indirect control of Columbia Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Columbia Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Columbia Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Columbia Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings banks and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution to the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Columbia Bank. Deposit accounts in Columbia Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to 1.5 basis points to 30 basis points.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Columbia Bank. Columbia Bank cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Federal Home Loan Bank System. Columbia Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of New York, Columbia Bank is required to acquire and hold shares of capital stock in the FHLB of New York. As of December 31, 2018, Columbia Bank was in compliance with this requirement.

Other Regulations. Interest and other charges collected or contracted for by Columbia Bank are subject to state usury laws and federal laws concerning interest rates. Columbia Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Columbia Bank also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Columbia Financial and Columbia Bank MHC are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Columbia Financial and Columbia Bank MHC are registered with the Federal Reserve Board and are subject to the regulation, examination, supervision and reporting requirements applicable to savings and loan holding companies and mutual holding companies. In addition, the Federal Reserve Board has enforcement authority over Columbia Financial, Columbia Bank MHC and their non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.

Permissible Activities. Under present law, the business activities of Columbia Financial and Columbia Bank MHC are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met and financial holding company status is elected. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. Columbia Financial and Columbia Bank MHC have not elected financial holding company status.

Federal law prohibits a savings and loan holding company, including Columbia Financial and Columbia Bank MHC, directly or indirectly, or through one or more subsidiaries, from acquiring control of more than 5% of another savings institution or savings and loan holding company, without prior Federal Reserve Board approval. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board considers factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

•	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

•	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

Capital. Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish for all bank and savings and loan holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Columbia Financial is subject to consolidated regulatory capital requirements that are similar to those that apply to Columbia Bank.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of strength to their subsidiary depository institutions.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The regulatory guidance also states that a savings and loan holding company should inform Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Columbia Financial to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Waivers of Dividends by Columbia Bank MHC. Columbia Financial may pay dividends on its common stock to public stockholders. If it does, it is also required to pay dividends to Columbia Bank MHC, unless Columbia Bank MHC elects to waive the receipt of dividends. Under the Dodd-Frank Act, Columbia Bank MHC must receive the approval of the Federal Reserve Board before it may waive the receipt of any dividends from Columbia Financial. The Federal Reserve Board has issued an interim final rule providing that it will not object to dividend waivers under certain circumstances, including circumstances where the waiver is not detrimental to the safe and sound operation of the savings association and a majority of the mutual holding company’s members have approved the waiver of dividends by the mutual holding company within the previous twelve months. In addition, for a “non-grandfathered” mutual holding company such as Columbia Bank MHC, each officer or director of Columbia Financial and Columbia Bank, and any tax-qualified stock benefit plan or non-tax-qualified stock benefit plan in which such individual participates that holds any shares of stock to which the waiver would apply, must waive the right to receive any such dividend declared. The Federal Reserve Board’s current position is to not permit a non-grandfathered savings and loan or bank holding company to waive dividends declared by its subsidiary. In addition, any dividends waived by Columbia Bank MHC must be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.

Conversion of Columbia Bank MHC to Stock Form.  Federal Reserve Board regulations permit Columbia Bank MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction, a new stock holding company would be formed as the successor to Columbia Financial (the “New Holding Company”), Columbia Bank MHC’s corporate existence would end, and certain depositors and borrowers of Columbia Bank would receive the right to subscribe for shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Columbia Bank MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Columbia Financial immediately prior to the Conversion Transaction. Any Conversion Transaction would be subject to approvals by Minority Stockholders and members of Columbia Bank MHC. Minority Stockholders will not be able to force a Conversion Transaction without the consent of Columbia Bank MHC since such transaction also requires, under federal corporate law, the approval of a majority of all of the outstanding voting stock, which can only be achieved if Columbia Bank MHC voted to approve such transaction.

Acquisition.  Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Federal Securities Laws

Columbia Financial’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Columbia Financial is therefore subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Emerging Growth Company Status

The JOBS Act, which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company”. Columbia Financial qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Columbia Financial has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Personnel

As of December 31, 2018, we had 546 full-time employees and 117 part-time employees, none of whom is represented by a collective bargaining unit. We believe the relationship with our employees is good.

Subsidiaries

Columbia Financial’s sole banking subsidiary is Columbia Bank.

Columbia Bank’s active subsidiaries are as follows:

First Jersey Title Services, Inc., a title insurance agency that we acquired in 2002. At December 31, 2018, total assets were approximately $12.9 million. For the year ended December 31, 2018, First Jersey Title Services, Inc. had net income of approximately $379,000.

1901 Commercial Management Co. LLC, which was established in 2009 to hold commercial other real estate owned, and 1901 Residential Management Co. LLC, which was established in 2009 to hold residential other real estate owned. At December 31, 2018, these subsidiaries held $12.1 million and $9.0 million in total assets, respectively.

2500 Broadway Corp. is a passive investment company that holds an investment in CSB Realty Corp. At December 31, 2018, total assets were approximately $4.4 billion.

CSB Realty Corp., which is a majority owned subsidiary of 2500 Broadway Corp. CSB Realty Corp. is a real estate investment trust which holds commercial real estate, mortgage and home equity loans for investment. At December 31, 2018, total assets were approximately $3.9 billion.

Columbia Bank also currently maintains three inactive subsidiaries: (i) Columbia Investment Services, Inc., (ii) Real Estate Management Corp, LLC and (iii) Plaza Financial Services, Inc.

Executive Officers

Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as executive officers:

Name	Position
Thomas J. Kemly	President and Chief Executive Officer
E. Thomas Allen, Jr.	Senior Executive Vice President and Chief Operating Officer
Dennis E. Gibney, CFA	Executive Vice President and Chief Financial Officer
Joseph F. Dempsey	Executive Vice President and Head of Commercial Banking
Geri M. Kelly	Executive Vice President and Human Resources Officer
John Klimowich	Executive Vice President and Chief Risk Officer
Mark S. Krukar	Executive Vice President and Chief Credit Officer
Brian W. Murphy	Executive Vice President and Operations Officer
Allyson Schlesinger	Executive Vice President and Head of Consumer Banking

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for the period indicated below. Ages presented are as of December 31, 2018.

E. Thomas Allen, Jr. was appointed Senior Executive President, Chief Operating Officer of Columbia Bank on December 24, 2014. Mr. Allen began his career with Columbia Bank on October 17, 1994 and held various positions in the finance department. He was promoted to Treasurer in 1996, appointed Vice President, Treasurer in 1998, and named Senior Vice President, Treasurer in 2001. In 2002, Mr. Allen was promoted to Executive Vice President, Chief Financial Officer and served in that capacity until his appointment to Senior Executive Vice President, Chief Operating Officer. Mr. Allen holds a BS/BA in Banking & Finance from the University of Missouri and an MBA in Financial Management from Pace University. Age 61.

Dennis E. Gibney, CFA was appointed Executive Vice President and Chief Financial Officer of Columbia Bank in 2014. Prior to joining Columbia Bank, Mr. Gibney worked for FinPro, Inc. a bank consulting firm, and its wholly owned investment banking subsidiary, FinPro Capital Advisors, Inc., for 17 years. While at FinPro, Mr. Gibney worked on mergers and acquisitions, mutual-to-stock conversions, corporate valuations, strategic planning and interest rate risk management engagements for community banks. Mr. Gibney graduated Magna Cum Laude from Babson College with a triple major in Finance, Investments and Economics. He is a CFA Charterholder and a member of the New York Society of Security Analysts. Age 45.

Joseph F. Dempsey was appointed Executive Vice President and Head of Commercial Banking of Columbia Bank in September 2018. In this role, Mr. Dempsey will be responsible for the Bank’s Commercial Lending functions, including C&I, SBA, Middle Market Lending, Commercial Real Estate and Construction financing, as well as the Bank’s Business Development division. Mr. Dempsey previously served as New Jersey Market President and Chair of Market Leadership Team, at JP Morgan Chase, where he directed Chase’s middle market operations for the State of New Jersey before moving to Capital One as its Senior Regional Commercial Credit Officer. In that role, he was responsible for Middle Market lending activities in New Jersey, New York, Long Island and Pennsylvania. Mr. Dempsey holds a Bachelor’s degree from Dartmouth College and an MBA in Finance from New York University. Age 57.

Geri M. Kelly was appointed Executive Vice President, Human Resources Officer of Columbia Bank on January 1, 2012. Ms. Kelly began her career at Columbia Bank in December 1979 and held various positions in the human resources department. In 1998, Ms. Kelly was promoted to Vice President, Human Resources Officer and in December 2000 she was promoted to Senior Vice President, Human Resources Officer. Ms. Kelly served Columbia Bank in that capacity until her appointment to Executive Vice President, Human Resources Officer in 2012. She graduated from Douglass College with a Bachelor’s of Arts degree in Foreign Languages and received her Masters of Business Administration from Rutgers University. Age 61.

John Klimowich was appointed Executive Vice President and Chief Risk Officer of Columbia Bank on October 5, 2013. Mr. Klimowich began working for Columbia Bank in November 1985 and held various positions in the accounting department. Mr. Klimowich was promoted to Senior Vice President, Controller in March, 2002 and served Columbia Bank in that capacity until his appointment as Executive Vice President and Chief Risk Officer in 2013. Mr. Klimowich holds a Bachelor’s degree in Economics from William Paterson University and an MBA in Accounting from Seton Hall University. Age 55.

Mark S. Krukar was appointed Executive Vice President and Chief Credit Officer of Columbia Bank in September 2018. He previously served as Executive Vice President and Chief Lending Officer of Columbia Bank in April 2012. Mr. Krukar began his career at Columbia Bank in December 1987 as a Commercial Lender and was promoted to Vice President/Commercial Lending in April 1995. Mr. Krukar was named Senior Vice President/Commercial Lending in 2002 and served in that capacity until he was promoted to Executive Vice President and Chief Lending Officer in 2012. Mr. Krukar graduated Magna Cum Laude with a Bachelor’s degree in Finance and received an MBA in Finance, both from Fairleigh Dickinson University. Age 58.

Brian W. Murphy was appointed Executive Vice President, Operations of Columbia Bank in March 2009. Mr. Murphy began his career at Columbia Bank as a Management Trainee in 1981 and held various positions in the retail department. In 1996, Mr. Murphy became Columbia Bank’s Branch Administrator and was promoted to Senior Vice President in 2001. He served Columbia Bank in that capacity until his appointment to Executive Vice President, Operations in 2009. Mr. Murphy holds a Bachelor’s degree in Accounting from William Paterson University. Age 59.

Allyson Schlesinger was appointed Executive Vice President and Head of Consumer Banking of Columbia Bank in September 2018. In this role, Ms. Schlesinger is responsible for the retail banking, retail lending, wealth management and marketing divisions of the Bank. Ms. Schlesinger was previously with Citigroup, Inc. for 25 years, most recently as its Managing Director, U.S. Retail and Division Manager for Citigroup, Inc. in the New York City and New Jersey markets. Ms. Schlesinger holds a Bachelor’s degree from the University of Michigan. Age 47.

Item 1A.    Risk Factors

Investing in the Company’s common stock involves risks. The investor should carefully consider the following risk factors before deciding to make an investment decision regarding the Company’s stock. The risk factors may cause future earnings to be lower or the financial condition to be less favorable than expected. In addition, other risks that the Company is not aware of, or which are not believed to be material, may cause earnings to be lower, or may deteriorate the financial condition of the Company. Consideration should also be given to the other information in this Annual Report on Form 10-K, as well as in the documents incorporated by reference into this Form 10-K.

Our multifamily and commercial real estate lending practices expose us to increased lending risks and related loan losses.

At December 31, 2018, our multifamily and commercial real estate loan portfolios totaled $2.1 billion, or 43.2% of our total loan portfolio. Our current business strategy is to continue our originations of multifamily and commercial real estate loans. These loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Further, we may increase our loans to individual borrowers, which would result in larger loan balances. To the extent that borrowers have more than one multifamily or commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to- four family residential real estate loan. Moreover, if loans that are collateralized by multifamily or commercial real estate properties, become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our earnings and financial condition.

Imposition of limits by the bank regulators on commercial and multifamily real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of multifamily and commercial real estate loans represented 241.6% of Columbia Bank’s total risk-based capital at December 31, 2018.

In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies, among other things, indicate the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the Office of the Comptroller of the Currency, our primary federal regulator, were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, for reasons noted above or otherwise, our earnings would be adversely affected.

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively. Growing our operations could also cause our expenses to increase faster than our revenues.

Our business strategy includes growth in assets, deposits and the scale of our operations. Achieving such growth will require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, competition from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in expanding deposit and lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence and that require alternative delivery methods. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in modernizing existing facilities, opening new branches or deploying new services.

Our origination of construction loans exposes us to increased lending risks.

We originate commercial construction loans, including speculative construction loans, primarily to professional builders for the construction and acquisition of personal residences, apartment buildings, retail, industrial/warehouse, office buildings and special purpose facilities. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. At December 31, 2018, $261.5 million, or 5.3%, of our loan portfolio, consisted of construction loans, of which $190.4 million, or 72.8%, consisted of speculative construction loans. In addition, we originate residential construction loans primarily on a construction-to-permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, with respect to speculative construction loans, repayment often depends on the successful construction or development and ultimate sale of the property and, possibly, unrelated cash needs of the borrowers. Further, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness.

Our concentration of residential mortgage loans exposes us to increased lending risks.

At December 31, 2018, $1.8 billion, or 36.8%, of our loan portfolio was secured by one-to-four family real estate, a significant majority of which is located in the State of New Jersey, and to a lesser extent New York and Pennsylvania, and we intend to continue this type of lending in the foreseeable future. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the local housing market or in the markets in neighboring states in which we originate residential mortgage loans could reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Our commercial business lending activities expose us to additional lending risks.

We make commercial business loans in our market area to a variety of professionals, sole proprietorships, partnerships and corporations. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise, may fluctuate in value and may depend on the borrower’s ability to collect receivables. We have increased our focus on commercial business lending in recent years and intend to continue to focus on this type of lending in the future.

If our allowance for loan losses is not sufficient to cover actual loan losses, our results of operations would be negatively affected.

In determining the amount of the allowance for loan losses, we analyze our loss and delinquency experience by loan categories and we consider the effect of existing economic conditions. In addition, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If the actual results are different from our estimates, or our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income. Our emphasis on loan growth and on increasing our portfolio, as well as any future credit deterioration, will require us to increase our allowance further in the future.

In addition, our banking regulators periodically review our allowance for loan losses and could require us to increase our provision for loan losses. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities may have a material adverse effect on our results of operations and financial condition.

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities are checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets are loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the New Jersey and metropolitan New York and Philadelphia economies.

While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is comprised of loans secured by property located in northern New Jersey and in metropolitan New York and Philadelphia. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values caused by economic conditions, recent changes in tax laws or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Further, deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our allowance for loan losses, which in turn could necessitate an increase in our provision for loan losses and a resulting reduction to our earnings and capital.

Economic conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investment securities, and our ongoing operations, costs and profitability. Further, declines in real estate values and sales volumes and elevated unemployment levels may result in higher loan delinquencies, increases in our non-performing and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. Reduction in problem assets can be slow, and the process can be exacerbated by the condition of the properties securing non-performing loans and the lengthy foreclosure process in New Jersey. To the extent that we must work through the resolution of assets, economic problems may cause us to incur losses and adversely affect our capital, liquidity, and financial condition.

We are subject to certain risks in connection with our strategy of growing through mergers and acquisitions.

Mergers and acquisitions are currently a component of our business model and growth strategy. Accordingly, it is possible that we could acquire other banking institutions, other financial services companies or branches of banks in the future. Acquisitions typically involve the payment of a premium over book and trading values and, therefore, may result in the dilution of our tangible book value per share. Our ability to engage in future mergers and acquisitions depends on various factors, including: (1) our ability to identify suitable merger partners and acquisition opportunities; (2) our ability to finance and complete transactions on acceptable terms and at acceptable prices; and (3) our ability to receive the necessary regulatory and, when required, stockholder approvals. Our inability to engage in an acquisition or merger for any of these reasons could have an adverse impact on the implementation of our business strategies. Furthermore, mergers and acquisitions involve a number of risks and challenges, including (1) our ability to achieve planned synergies and to integrate the branches and operations we acquire, and the internal controls and regulatory functions into our current operations ; (2) the integration process could adversely affect our ability to maintain relationships with existing customers; (3) the diversion of management’s attention from existing operations, which may adversely affect our ability to successfully conduct our business and negatively impact our financial results and (4) our ability to identify potential asset quality issues or contingent liabilities during the due diligence process.

Changes in interest rates may hurt our profits and asset values and our strategies for managing interest rate risk may not be effective.

We are subject to significant interest rate risk as a financial institution with a high percentage of fixed rate loans and certificates of deposit on our balance sheet. In response to improving economic conditions, the Federal Reserve Board's Open Market Committee has slowly increased its federal funds rate target from a range of 0.00% - 0.25% that was in effect for several years, to the current range of 2.25% - 2.50% that was in effect at December 31, 2018. Our interest-bearing liabilities, on the other hand, likely will reprice or mature more quickly than our interest-earning assets, much of which has been booked relatively recently. Accordingly, if market interest rates continue to increase, our net interest income may be adversely affected and may decrease, which may have an adverse effect on our future profitability. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay their loans, particularly adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.

We may be adversely affected by recent changes in U.S. tax laws and regulations.

Changes in tax laws contained in the Tax Cuts and Jobs Act ("Tax Act"), which was enacted in December 2017, include a number of provisions that have had an impact on the banking industry, borrowers and the market for residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 35% to 21%. In addition, other changes which could effect our borrowers include: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for certain home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as New Jersey and New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Additionally, legislation in New Jersey that was adopted in July 2018 will increase our state income tax liability and could increase our overall tax expense. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The new legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey's current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary. All regulations implementing the legislative changes have not yet been issued, so we cannot fully evaluate the impact of the legislation on our overall tax expense. However, the new legislation may cause us to lose the benefit of certain of our tax management strategies and may cause our total tax expense to increase.

Municipal deposits are one important source of funds for us and a reduced level of such deposits may hurt our profits.

Municipal deposits are an important source of funds for our lending and investment activities. At December 31, 2018, $367.9 million, or 8.3%, of our total deposits were comprised of municipal deposits, including public funds deposits from local government entities primarily domiciled in the State of New Jersey. Given our use of these high-average balance municipal deposits as a source of funds, our inability to retain such funds could have an adverse effect on our liquidity. In addition, our municipal deposits are primarily demand deposit accounts or short-term deposits and therefore are more sensitive to changes in interest rates. If we are forced to pay higher rates on our municipal deposits to retain those funds, or if we are unable to retain those funds and we are forced to turn to borrowing sources for our lending and investment activities, the interest expense associated with such borrowings may be higher than the rates we are paying on our municipal deposits, which could adversely affect our net income.

We are dependent on our information technology and telecommunications systems and third-party service providers; systems failures, interruptions and cybersecurity breaches could have a material adverse effect on us.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

Our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We likely will expend additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party service providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation costs and other possible liabilities.

Security breaches and cybersecurity threats could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. While we have established policies and procedures to prevent or limit the impact of cyber-attacks, there can be no assurance that such events will not occur or will be adequately addressed if they do. In addition, we also outsource certain cybersecurity functions, such as penetration testing, to third party service providers, and the failure of these service providers to adequately perform such functions could increase our exposure to security breaches and cybersecurity threats. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other malicious code and cyber-attacks that could have an impact on information security. Any such breach or attacks could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our financial condition and results of operations.

We must keep pace with technological change to remain competitive.

Financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available, as well as related essential personnel. In addition, technology has lowered barriers to entry into the financial services market and made it possible for financial technology companies and other non-bank entities to offer financial products and services traditionally provided by banks. The ability to keep pace with technological change is important, and the failure to do so, due to cost, proficiency or otherwise, could have a material adverse impact on our business and therefore on our financial condition and results of operations.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or outside persons, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulations, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. Although our control testing has not identified any significant deficiencies in our internal control system, a breakdown in our internal control system, improper operation of our systems or improper employee actions could result in material financial loss to us, the imposition of regulatory action, and damage to our reputation.

The building of market share through our branch office strategy, and our ability to achieve profitability on new branch offices, may increase our expenses and negatively affect our earnings.

We believe there are branch expansion opportunities within our market area and adjacent markets, including other states, and will seek to grow our deposit base by adding branches to our existing 50 branch network. There are considerable costs involved in opening branch offices, especially in light of the capabilities needed to compete in today’s environment. Moreover, new branch offices generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, new branch offices could negatively impact our earnings and may do so for some period of time. Our investments in products and services, and the related personnel required to implement new policies and procedures, take time to earn returns and can be expected to negatively impact our earnings for the foreseeable future. The profitability of our expansion strategy will depend on whether the income that we generate from the new branch offices will offset the increased expenses resulting from operating these branch offices.

Strong competition within our market area could hurt our profits and slow growth.

Our profitability depends upon our continued ability to compete successfully in our market area. We face intense competition both in making loans and attracting deposits. We continue to face stiff competition for one-to four-family residential loans from other financial service providers, including large national residential lenders and local community banks. Other competitors for one-to four-family residential loans include credit unions and mortgage brokers which keep overhead costs and mortgage rates down by selling loans and not holding or servicing them. Our competitors for commercial real estate and multifamily loans include other community banks and commercial lenders, some of which are larger than us and have greater resources and lending limits than we have and offer services that we do not provide. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. We expect competition to remain strong in the future.

Acts of terrorism and other external events could impact our ability to conduct business.

Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems. Additionally, the metropolitan New York area and northern New Jersey remain central targets for potential acts of terrorism. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. The occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

Regulation of the financial services industry is intense, and we may be adversely affected by changes in laws and regulations.

We are subject to extensive government regulation, supervision and examination. Such regulation, supervision and examination govern the activities in which we may engage, and are intended primarily for the protection of the federal deposit insurance fund and Columbia Bank’s depositors.

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation affecting financial institutions. The Dodd-Frank Act has created a significant shift in the way financial institutions operate and has restructured the regulation of depository institutions by merging the Office of Thrift Supervision, which previously regulated Columbia Bank, into the Office of the Comptroller of the Currency, and assigning the regulation of savings and loan holding companies to the Federal Reserve Board. The Dodd-Frank Act also created the Consumer Financial Protection Bureau to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as that which occurred in 2008 and 2009. The Dodd-Frank Act has had and may continue to have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

Federal regulatory agencies have the ability to take strong supervisory actions against financial institutions that have experienced increased loan production and losses and other underwriting weaknesses or have compliance weaknesses. These actions include the entering into of formal or informal written agreements and cease and desist orders that place certain limitations on their operations. If we were to become subject to a regulatory action, such action could negatively impact our ability to execute our business plan, and result in operational restrictions, as well as our ability to grow, pay dividends, repurchase stock or engage in mergers and acquisitions. See “Item 1: Business - Regulation and Supervision -Federal Banking Regulation- Capital Requirements” for a discussion of regulatory capital requirements.

We expect that the implementation of a new accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for Columbia Financial and Columbia Bank for our fiscal year beginning January 1, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which we expect could require us to increase our allowance for loan losses, and will likely greatly increase the data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on our financial condition and results of operations.

Changes to LIBOR may adversely impact the interest rate paid on some of our loans and other financial instruments.
On July 27, 2017, the U.K. Financial Conduct Authority, which regulates London Interbank Offered Rates (“LIBOR”), announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain securities, loans, and liabilities, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the value of securities whose interest rates are tied to LIBOR.
Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and performance of, our securities, loans, and liabilities, including the interest we earn or pay on those financial instruments.
Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We conduct our business through our main office and 50 branch offices located in Bergen, Passaic, Morris, Essex, Union, Middlesex, Monmouth, Burlington, Camden and Gloucester counties, New Jersey. We own 23 properties and lease the other 26 properties. First Jersey Title Services, Inc. operates within one of our branch facilities.

Item 3.    Legal Proceedings

From time to time, Columbia Financial and Columbia Bank are involved in routine legal proceedings in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to our financial condition, results of operations and cash flows.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol “CLBK.” As of March 22, 2019, the Company had approximately 4,412 holders of record of common stock.

The Company has not declared any dividends to holders of its common stock and we do not currently anticipate paying dividends on our common stock. Our board of directors has the authority to declare dividends on our shares of common stock, and may determine to pay dividends in the future, subject to statutory and regulatory requirements and other considerations such as the ability of Columbia Bank MHC to receive permission to waive receipt of any dividends we may determine to declare in the future.

A policy statement issued by the Federal Reserve Board provides that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances, such as where a holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or a holding company’s overall rate of earnings retention is inconsistent with its capital needs and overall financial condition. In determining whether to pay a cash dividend in the future and the amount of any cash dividend, the board of directors is expected to take into account a number of factors, including regulatory capital requirements, our financial condition and results of operations, other uses of funds for the long-term value of stockholders, tax considerations, statutory and regulatory limitations and general economic conditions.

If Columbia Financial pays dividends to its stockholders, it also will be required to pay dividends to Columbia Bank MHC, unless Columbia Bank MHC is permitted by the Federal Reserve to waive the receipt of dividends. The Federal Reserve Board’s current position is to not permit a non-grandfathered mutual holding company, such as Columbia Bank MHC, to waive dividends declared by its subsidiary. Columbia Bank MHC may determine to apply to the Federal Reserve Board for approval to waive dividends if we determine to pay dividends to our stockholders without dilution of minority stockholders in the event of a second-step conversion to stock form. Given the Federal Reserve Board’s current position on this issue, there is no assurance that any request by Columbia Bank MHC to waive dividends from Columbia Financial would be permitted. The denial by the Federal Reserve Board of any such dividend waiver request, if sought, could significantly affect any determination by Columbia Financial to pay dividends or the amount of any dividend it might determine to pay in the future, if any.

Dividends we can declare and pay will depend, in part, upon receipt of dividends from Columbia Bank, because initially we will have no source of income other than dividends from Columbia Bank and earnings from the investment of the net proceeds from the minority stock offering that were retained by Columbia Financial and interest payments received in connection with the loan to our employee stock ownership plan. Regulations of the Federal Reserve Board and the Office of the Comptroller of the Currency impose limitations on “capital distributions” by savings institutions. See “Item 1: Business - Regulation And Supervision-Federal Banking Regulation-Capital Distributions.”

Stock Performance Graph

The following graph provided by S&P Global Market Intelligence compares the cumulative total return of the Company’s common stock with the cumulative total return of the Nasdaq Composite Index, SNL Thrift Index ($5B-$10B) and SNL Thrift MHCs Index. The graph assumes $100 was invested on April 20, 2018, the first day of trading of the Company’s common stock. Cumulative total return assumes reinvestment of all dividends. The performance graph is being furnished solely to accompany this report pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

	Period Ending
Index	4/20/2018	4/30/2018	5/31/2018	06/30/2018	7/31/2018	8/31/2018	9/30/2018	10/31/2018	11/30/2018	12/31/2018
Columbia Financial, Inc.	100.00	100.52	110.12	107.33	108.88	109.79	108.30	97.80	102.20	99.16
NASDAQ Composite Index	100.00	98.89	104.33	105.35	107.66	113.96	113.16	102.79	103.29	93.59
SNL Thrift $5B-$10B Index	100.00	99.36	104.55	104.07	103.48	101.79	97.78	90.93	95.47	86.98
SNL Thrift MHCs Index	100.00	99.17	103.95	104.32	102.48	104.02	102.00	97.11	103.83	101.57

Source: S&P Global Market Intelligence

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the year ended December 31, 2018. Under current Federal Reserve Board regulations, the Company may not repurchase shares of its common stock during the first year following the Company’s initial public offering, except to fund shareholder-approved equity benefit plans or, with prior regulatory approval, when extraordinary circumstances exist.

Item 6.    Selected Consolidated Financial and Other Data

The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page 78. The information as of December 31, 2018 and 2017 and for the years ended December 31, 2018, September 30, 2017 and 2016, is derived in part from the audited consolidated financial statements that appear in this Annual Report on Form 10-K. The information at September 30, 2017, 2016, 2015 and 2014 and for the years ended September 30, 2015 and 2014 is derived in part from our audited consolidated financial statements that do not appear in this Annual Report on Form 10-K. The information for the year ended December 31, 2017 is unaudited. The information presented below reflects Columbia Financial on a consolidated basis and does not include the financial condition, results of operations or other data of Columbia Bank MHC.

	At December 31,		At September 30,
	2018	2017	2017	2016	2015	2014
	(In thousands)
Financial Condition Data:
Total assets	$6,691,618	$5,766,500	$5,429,328	$5,037,412	$4,771,153	$4,612,645
Total cash and cash equivalents	42,201	65,498	100,975	45,694	43,178	41,652
Securities available for sale	1,034,758	710,570	557,176	771,779	653,283	777,537
Securities held to maturity	262,143	239,618	132,939	—	—	—
Loans receivable, net (1)	4,916,840	4,400,470	4,307,623	3,932,242	3,764,220	3,489,895
Deposits	4,413,873	4,263,315	4,123,428	3,822,815	3,572,624	3,386,714
Borrowings	1,189,180	929,057	733,043	681,990	702,536	775,283
Stockholder's equity	972,060	472,070	475,914	439,664	417,998	391,071

(1) Loans are shown net of allowance for loan losses, deferred costs and fees and purchased premiums and discounts.

	For the years ended December 31,		For the years ended September 30,
	2018	2017	2017	2016	2015	2014
	(In thousands)
Operating Data:
Interest income	$226,290	$189,274	$184,226	$168,977	$163,165	$157,250
Interest expense	62,256	45,965	44,446	43,962	45,744	47,568
Net interest income	164,034	143,309	139,780	125,015	117,421	109,682
Provision for loan losses	6,677	9,826	6,426	417	5,099	8,741
Net interest income after provision for loan losses	157,357	133,483	133,354	124,598	112,322	100,941
Non-interest income	21,688	16,818	17,172	18,927	21,066	15,578
Non-interest expense	145,386	105,421	103,446	93,769	88,699	82,687
Income before income tax expense	33,659	44,880	47,080	49,756	44,689	33,832
Income tax expense	10,923	20,123	16,008	16,803	14,821	11,255
Net income	$22,736	$24,757	$31,072	$32,953	$29,868	$22,577

	At or for the Years Ended December 31,		At or for the Years Ended September 30,
	2018	2017	2017	2016	2015	2014
Performance Ratios:
Return on average assets	0.36%	0.46%	0.60%	0.67%	0.63%	0.50%
Core return on average assets (1)	0.79	0.55	0.70	0.67	0.60	0.53
Return on average equity	2.87	5.37	6.86	7.52	7.18	5.72
Core return on average equity (2)	6.12	6.27	7.93	7.52	6.82	6.14
Interest rate spread (3)	2.45	2.62	2.60	2.48	2.41	2.32
Net interest margin (4)	2.74	2.82	2.80	2.69	2.61	2.53
Non-interest expense to average assets	2.30	1.97	1.98	1.91	1.87	1.82
Efficiency ratio	78.28	65.84	65.91	65.14	64.05	66.01
Core efficiency ratio (5)	59.60	62.80	62.94	65.06	64.70	65.05
Average interest-earning assets to average interest-bearing liabilities	127.27	122.00	122.16	121.32	119.47	119.07
Average equity to average assets	12.53	8.61	8.68	8.92	8.76	8.67
Basic and diluted earnings per share	$0.20	N/A	N/A	N/A	N/A	N/A

Capital Ratios for Columbia Financial (6):
Total capital (to risk-weighted assets)	23.45%	15.01%	15.11%	15.93%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	22.19	13.76	13.85	14.68	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	22.19	12.55	12.60	13.29	N/A	N/A
Tier 1 capital (to adjusted total assets)	15.75	10.54	10.59	10.70	N/A	N/A

Capital Ratios for Columbia Bank:
Total capital (to risk-weighted assets)	19.04%	14.90%	14.95%	15.67%	15.53%	16.15%
Tier 1 capital (to risk-weighted assets)	17.79	13.64	13.69	14.42	14.27	14.90
Common equity Tier 1 capital (to risk weighted assets)	17.79	13.64	13.69	14.42	14.27	14.90
Tier 1 capital (to adjusted total assets)	12.60	10.44	10.47	10.56	10.29	10.15

Asset Quality Ratios:
Allowance for loan losses as a percent of total gross loans	1.26%	1.31%	1.26%	1.30%	1.49%	1.63%
Allowance for loan losses as a percent of non-performing loans	2,235.28	891.62	854.31	424.44	268.70	110.84
Net charge-offs to average outstanding loans during period	0.05	0.08	0.09	0.14	0.16	0.36
Non-performing loans as a percent of total gross loans	0.06	0.15	0.15	0.31	0.56	1.47
Non-performing assets as a percent of total assets	0.04	0.13	0.13	0.27	0.51	1.19

Other Data:
Number of offices	49	48	47	45	44	44

(1) Represents GAAP net income adjusted for unusual or one-time charges or non-core items as a percent of average assets.
(2) Represents GAAP net income adjusted for unusual or one-time charges or non-core items as a percent of average equity.
(3) Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.
(4) Represents net interest income as a percent of average interest-earning assets.
(5) Core efficiency ratio represents our adjusted non-interest expense divided by our adjusted revenue. Core efficiency ratio is a non-GAAP measure derived from our efficiency ratio, which is calculated by dividing our total GAAP non-interest expense by our GAAP revenue, and is adjusted for unusual or one-time charges or non-core items as detailed below. Management believes that the presentation of core efficiency ratio assists investors and analysts in understanding the impact of these non-recurring items on our efficiency ratio.

(6) As a savings and loan holding company, capital ratios for Columbia Financial were not required to be calculated prior to December 31, 2015.

    The following table provides a reconciliation of our core efficiency ratio for each of the periods presented in the table above.

	For the Years Ended December 31,		For the Years Ended September 30,
	2018	2017	2017	2016	2015	2014
	(In thousands)
Non-interest expense	$145,386	$105,421	$103,446	$93,769	$88,699	$82,687
Less adjustments:
Charitable contribution to foundation	(34,767)	(3,509)	(3,603)	(347)	(335)	(200)
Adjusted non-interest expense	$110,619	$101,912	$99,843	$93,422	$88,364	$82,487

Net interest income	164,034	143,309	139,780	125,015	117,421	109,682
Non-interest income	21,688	16,818	17,172	18,927	21,066	15,578
Total revenue	185,722	160,127	156,952	143,942	138,487	125,260
Add adjustments:
(Gains) losses on securities transactions,net	(116)	2,159	1,689	(355)	(1,904)	1,543
Adjusted revenue	$185,606	$162,286	$158,641	$143,587	$136,583	$126,803

Core efficiency ratio (adjusted non-interest expense divided by adjusted revenue)	59.60%	62.80%	62.94%	65.06%	64.70%	65.05%

PART II

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section is to help potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear at the end of this report.

Executive Summary

Our primary source of pre-tax income is net interest income. Net interest income is the difference between the interest we earn on our loans and investment securities and the interest we pay on our deposits and borrowings. Changes in levels of interest rates as well as the balances of interest-earning assets and interest-bearing liabilities affect our net interest income.

A secondary source of income is non-interest income, which is revenue we receive from providing products and services. Traditionally, the majority of our non-interest income has come from service charges, loan fees, interchange income, gains on sales of loans and securities, revenue from mortgage servicing, income from bank-owned life insurance and fee income from title insurance and wealth management businesses.

The non-interest expense we incur in operating our business consists of salaries and employee benefits expenses, occupancy expenses, depreciation, amortization and maintenance expenses and other miscellaneous expenses, such as loan and owned real estate expenses, advertising, insurance, professional services and federal deposit insurance premiums. Our largest non-interest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits.

Our business results are impacted by the pace of economic growth and the level of market interest rates, and the difference between short-term and long-term rates. The Federal Reserve Board has begun to “normalize” short term interest rates, following an extended period where short term rates were held close to zero percent. During this period of historically low market interest rates, the yield on our investment and loan portfolios was compressed when compared to our cost of funding. More recently, both short- and long-term rates have risen, reflecting an outlook for stable to gradually improving macro-economic conditions. This has resulted in increased competition among banks to secure new loans and deposits. We continue to adhere to our prudent underwriting standards and are committed to originating quality loans. Additionally, as the economy has improved, we have experienced lower levels of non-performing assets, past due loans and charge-offs.

We believe that our strong capital profile positions us to advance our growth strategy by working with our customers to help them save and use credit wisely. It also allows us to continue to dedicate financial and human capital to support charitable organizations that benefit the communities we serve.

Business Strategy

Our business strategy is to continue to operate and grow a profitable community-oriented financial institution and to continue to shift our focus to more business-oriented commercial banking. We plan to achieve this by:

Increasing earnings through the growth of our balance sheet.

We intend to continue to grow our balance sheet through organic growth of loans and securities, funded by growth of deposits and borrowings. We expect that this growth will increase revenue faster than the growth of expenses, resulting in increased earnings over time.

As part of our growth strategy, we will seek to grow our loan portfolio and deposit base at consistent rates of growth. We have a diversified loan portfolio, which includes multifamily and commercial real estate loans, residential mortgage loans, residential and commercial construction loans, commercial business loans and consumer loans (primarily home equity loans and advances). While we intend to continue our focus on originations of one-to-four family residential mortgage loans as we grow our loan portfolio, we expect to shift the mix of our loans over time, from residential mortgage loans, toward commercial loans and, correspondingly, shift our deposit mix toward commercial deposits, particularly non-interest-bearing checking accounts. These strategies are expected to enhance our net interest margin, under the current rate environment, with the potential for margin expansion as interest rates rise.

Expanding our commercial business relationships.

Historically, our commercial loan products have consisted primarily of loans secured by multifamily and commercial real estate and construction loans. As part of our growth strategy, we intend to continue our increased focus on commercial business lending, which offers shorter terms and variable rates, helps to manage interest rate risk exposure, and provides us with an opportunity to offer a full range of our products and services, including cash management, and deposit products to commercial customers. In 2018, our commercial business loans increased 20.1% from the year ended December 31, 2017. To better capitalize on these opportunities, we have hired additional commercial lenders with significant experience in our market area and expect to hire more commercial lenders and, if possible, commercial lending teams. Historically, we have focused on lending in New Jersey with only a minimal volume from neighboring states, but anticipate that we will increase the amount of loans originated outside New Jersey as we continue to grow our commercial loan business. We anticipate that any such expansion of our commercial lending to market areas outside New Jersey will increase lending and deposit opportunities in those areas and provide geographic diversification within our portfolio.

Continuing to emphasize the origination of one- to four-family residential mortgage loans.

At December 31, 2018, $1.8 billion, or 36.8%, of our total loan portfolio consisted of one-to-four family residential mortgage loans. Although we expect to shift the mix of our loans over time, from residential mortgage loans, toward commercial loans, we intend to continue to emphasize the origination of one-to-four family residential mortgage loans in the future. We believe there are opportunities to maintain and increase our residential mortgage lending in our market area, and we have made efforts to take advantage of these opportunities by increasing our origination channels.

We originate one-to-four family residential mortgage loans for our own portfolio but periodically sell these loans to third party investors with servicing retained. We offer fixed-rate and adjustable-rate residential mortgage loans, which totaled $1.6 billion and $271.6 million, respectively, at December 31, 2018. To increase the origination of adjustable-rate loans, we intend to continue originating loans that bear a fixed interest rate for a period of up to seven years after which they convert to one-year adjustable-rate loans.

Increasing fee income through continued growth of fee-based activities.

We intend to focus on growing our existing title insurance business, expanding the scope of the wealth management services we provide, and increasing our revenues from loan servicing activities to increase the amount of fees earned from our fee-based businesses. Presently, the majority of Columbia Bank’s revenue comes from net interest income and less than 20% from other sources, including loan and deposit fees.

We currently offer title insurance services through our title insurance agency and offer wealth management services through a third-party networking arrangement. In order to expand both of these services and to grow our wealth management business, we have considered the acquisition of title insurance agencies and wealth management businesses in recent years and expect to actively pursue the acquisition of such fee-based businesses, as well as considering the acquisition of other fee-based businesses such as insurance agencies and specialty lending companies. We continue to explore and evaluate acquisition opportunities of fee-based businesses, but we currently have no understandings or agreements with respect to any such acquisitions.

We also intend to grow our servicing revenue by continuing to periodically sell one-to-four family residential mortgage loans that we originate to third party investors, including other financial institutions, while retaining the servicing of such loans.

Expanding our franchise through de novo branching, branch acquisitions and the possible acquisition of other financial institutions and/or financial services companies.

We believe there are branch expansion opportunities within our market area and adjacent markets, including other states, and will seek to grow our deposit base by adding branches to our existing 50 branch network. In addition to deposit generation, our branch network also generates one-to -four family loans, home equity loans and advances and other consumer loans. While we are aware of the industry branch consolidation trends, we believe that in order to attract new customers, we need to selectively expand our network to fill in gaps in the existing footprint and into adjacent markets. We believe that new smaller branch designs, which are more cost-efficient, are more appropriately sized and staffed for the expected transaction volumes.

Our growth strategy also includes the acquisition of other financial institutions within our market area as well as in neighboring states. We intend to actively pursue the acquisition of banks and thrifts, including thrifts in the mutual and mutual holding company structure. In the past, we have relied upon organic growth rather than acquisitions to grow our franchise, and there is no guarantee that we will be successful in pursuing our acquisition strategy.

Maintaining asset quality through the application of a prudent, disciplined approach to credit risk as part of an overall risk management program.

We employ a conservative, analytical approach to the assets we acquire that we have tested over many different business and interest rate cycles. This applies to our securities portfolio, which is comprised primarily of liquid, low credit-risk, government agency-backed securities, as well as, our loan portfolio. Residential loans are underwritten to secondary market standards and our commercial lending policies are designed to be consistent with industry best practices. We subject our loan portfolio to independent internal and external reviews to validate conformance to policies and stress tests to identify areas of potential risk. We have management information systems that provide regular insight into the quantity and direction of credit risk in our loan portfolio segments, including borrower and industry-specific concentrations. We employ limits on concentration risks, including the ratios of commercial real estate and construction loan portfolios to capital. While we remain under the current regulatory guidelines for commercial real estate concentration risk, we have already developed the reporting, analytics and stress testing that we believe provide effective oversight of these portfolios at higher concentration levels.

We employ tools to ensure we are being appropriately compensated for the risks inherent in the lending products we offer, and in the specific transactions. Our commercial loan pricing model quantifies the credit and interest rate risk embedded in our new loan originations and provides a target return hurdle.

We operate with Risk Committees, at both the management and board levels, that review changes in the quantity and direction of risk. These committees review our key risk indicators, loan portfolio and liquidity stress tests and operational and cyber risk assessments, which draw from our Asset/Liability Committee data, our loan portfolio credit metrics and treasury risk (investment/funding) metrics.

As a result of these efforts, coupled with the sale of $1.5 million of non-performing one-to-four family and fixed rate home equity loans in November 2018, we have significantly reduced our non-performing assets and improved our asset quality. At December 31, 2018, non-performing assets totaled $2.9 million or 0.04% of total assets.

Enhancing our technology infrastructure to broaden our product capabilities and improve product delivery and efficiency.

We have embraced the latest technological developments in the banking industry, which we believe allows us to better leverage our employees by enabling them to focus on developing customer relationships, generate retail deposits in an efficient manner, expand the suite of products that we can offer to customers and allow us to compete more efficiently and effectively as we grow. In October 2015, Columbia Bank converted its core system to a state-of-the-art banking platform to facilitate “real time” transaction processing, improve our customer experience and gain efficiencies. During 2017, we implemented a new residential and consumer loan origination system to improve employee productivity and expedite the loan origination process. In 2018, we implemented a new treasury management platform to match the commercial products and services offered to businesses by the regional and money center banks in our market area. We continue to enhance our consumer delivery channels, both online and mobile, to meet our customers’ needs. Currently, we are in the process of implementing a new commercial loan underwriting and relationship monitoring system to better support and manage our commercial customer base. We expect to continue to enhance our digital technology platforms to provide appealing products and services to our customers and support our sales and marketing initiatives.

Focusing on an enhanced customer experience and continued customer satisfaction.

We believe that customer satisfaction is a key to generating sustainable growth and profitability. While continually striving to ensure that our products and services meet our customers’ needs, we also encourage our officers and employees to focus on providing personal service and attentiveness to our customers in a proactive manner.

In recent years, we have enhanced our image and brand recognition within our marketplace for banking services. Our strategy continues to be focused on providing quality customer service through our convenient branch network, supported by our Call Center, where customers can speak with a Bank representative to answer questions and resolve issues during business and extended hours. We believe that our ability to close transactions and deliver our services in a timely manner is attractive to our customers and distinguishes us from other financial institutions that operate in our marketplace. Our customers enjoy access to senior executives and decision makers and the value it brings to their businesses. We also offer convenient online and mobile banking tools for customers to transact business anytime and anywhere.

We believe that many opportunities remain to deliver what our customers want in the form of exceptional service and convenience and we intend to continue to focus our operating strategy on taking advantage of these opportunities.

Employing a stockholder-focused management of capital.

We intend to manage our capital position through the growth of assets, as well as the utilization of appropriate capital management tools, consistent with applicable regulations and policies, and subject to market conditions. Under current federal regulations, subject to limited exceptions, we may not repurchase shares of our common stock during the first year following the completion of our minority stock offering.

Our board of directors has the authority to declare dividends on our shares of common stock, and may determine to pay dividends in the future, subject to statutory and regulatory requirements and other considerations such as the ability of Columbia Bank MHC to receive permission from the Federal Reserve Board to waive receipt of any dividends we may determine to declare in the future. If Columbia Financial pays dividends to its stockholders, it also will be required to pay dividends to Columbia Bank MHC, unless Columbia Bank MHC is permitted by the Federal Reserve Board to waive the receipt of dividends. The Federal Reserve Board’s current position is to not permit a non-grandfathered mutual holding company to waive dividends declared by its subsidiary. Columbia Bank MHC may determine to apply to the Federal Reserve Board for approval to waive dividends if we determine to pay dividends to our stockholders. Given the Federal Reserve Board’s current position on this issue, there is no assurance that any request by Columbia Bank MHC to waive dividends from Columbia Financial would be permitted. The denial by the Federal Reserve Board of any such dividend waiver request, if sought, could determine whether the board of directors of Columbia Financial determines to declare a dividend, or if so declared, could significantly limit the amount of dividends Columbia Financial would pay in the future, if any.

Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry. Our significant accounting policies are described in note 2 to the consolidated financial statements.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies, which are discussed below, to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Allowance for Loan Losses. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. The allowance consists of two components: (1) identification of loans that must be reviewed individually for impairment and (2) establishment of a general valuation allowance on the remainder of the loan portfolio. We maintain a loan review system that provides a periodic review of the loan portfolio and the identification of impaired loans. The allowance for loans individually evaluated for impairment is based on the fair value of collateral or cash flows. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. A general allowance is established for loans collectively evaluated for impairment which is established for estimated losses inherent in the remaining portfolio . The evaluation of the general allowance is performed on a segregated portfolio basis and excludes impaired loans. Loans are assessed based on similar types and risk characteristics. An estimated loss factor for each segregated loan portfolio is determined and applied to the portfolio to derive the general allowance. The loss factor applied to each portfolio is based on a combination of the Company's average historical loss experience typically for loans categorized as "pass" and migration analysis for loans which are not categorized as "pass" loans. The loss factors use an appropriate look-back and loss emergence period and may be adjusted for management's qualitative assessment of relevant changes related to: underwriting standards; delinquency trends; and other relevant factors considered appropriate by management. The loss emergence period is the estimated time from the date of the loss event to the actual recognition of the loss (typically the first charge-off), and is determined based upon a study of the Company's past loss experience by loan segments. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in the economic and real estate market conditions.

The allowance for loan losses is established through a provision for loan losses charged to expense, which is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Our banking regulators may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of its examination.

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for loan losses.

Most of our non-performing assets are collateral dependent loans which are written down to their current appraised value less estimated costs to sell. We continue to assess the collateral of these loans and update our appraisals on these loans on an annual basis. To the extent the property values decline, there could be additional losses on these non-performing assets, which may be material. Since its peak in 2013, we have experienced a continued decline in levels of delinquencies, net charge-offs and non-performing assets. Management considered these market conditions in deriving the estimated allowance for loan losses. Should economic difficulties occur, the ultimate amount of loss could vary from that estimate. For additional discussion related to the determination of the allowance for loan losses, see "Risk Management- Analysis and Determination of the Allowance for Loan Losses” and the notes to the consolidated financial statements.

Income Taxes. We are subject to the income tax laws of the various jurisdictions where we conduct business and estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. The estimated income tax expense (benefit) is reported in the Consolidated Statements of Income. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change.

Accrued or prepaid taxes represent the net estimated amount due to or to be received from tax jurisdictions either currently or in the future and are reported in other assets or other liabilities on our consolidated financial statements. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of December 31, 2018 and 2017. Therefore, the Company has no unrecognized income tax benefits as of those dates.

As of December 31, 2018, we had net deferred tax assets totaling $16.2 million. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the federal deferred tax assets and that it is more likely than not that the benefits from certain state temporary differences will not be realized. In recognition of this risk, we have provided a valuation allowance of $2.4 million as of December 31, 2018 on the deferred tax assets related to the Bank's state net operating losses and temporary differences.

Post-retirement Benefits.   We provide certain health care and life insurance benefits, along with a split-dollar BOLI death benefit, to eligible retired employees. We accrue the cost of retiree health care and other benefits during the employees’ period of active service. We account for benefits in accordance with ASC Topic 715 “Pension and Other Post-retirement Benefits.” The guidance requires an employer to: (a) recognize in its statement of financial position the over funded or underfunded status of a defined benefit post-retirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income(loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. These assets and liabilities and expenses are based upon actuarial assumptions including interest rates, rates of increase in compensation, expected rate of return on plan assets and the length of time we will have to provide those benefits. Actual results may differ from these assumptions. These assumptions are reviewed and updated at least annually and management believes the estimates are reasonable.

Comparison of Financial Condition at December 31, 2018 and 2017 and at September 30, 2017 and 2016

General

Total assets increased $925.1 million, or 16.0%, to $6.7 billion at December 31, 2018 from $5.8 billion at December 31, 2017. The increase in total assets was primarily attributed to increases in loans receivable, net, and securities. Loans receivable, net increased $516.4 million, or 11.7%, during 2018, to $4.9 billion, while securities, both available for sale and held to maturity, increased $346.7 million, or 36.5%. These increases were funded primarily by $492.4 million of net proceeds from the minority stock offering in April 2018, and increase in borrowings and deposits. Total liabilities increased $425.1 million, or 8.0%, to $5.7 billion at December 31, 2018 from $5.3 billion at December 31, 2017. The increase is primarily attributable to an increase in borrowing of $260.1 million, or 28.0%, and deposits of $150.6 million, or 3.5%. Stockholders' equity increased $500.0 million in 2018 to $972.1 million from $472.1 million in 2017, primarily due to the proceeds from the completion of the minority stock offering and earnings for the period.

Securities

2018 vs. 2017. Total securities increased $346.7 million, or 36.5%, to $1.3 billion at December 31, 2018 from $950.2 million at December 31, 2017. The increase in securities during 2018 was primarily the result of the redeployment of proceeds from the minority stock offering into higher yielding assets. We continue to focus on maintaining a high quality securities portfolio that provides consistent cash flows in changing interest rate environments. At December 31, 2018, our total securities portfolio was 19.4% of total assets, as compared to 16.5% at December 31, 2017 .

At December 31, 2018, 88.9% of the available for sale portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2018, corporate debt securities comprised the next largest segment of the available for sale portfolio, totaling 5.2%. At December 31, 2018, the remainder of our available for sale securities portfolio consisted of U.S. Government and agency obligations, trust preferred securities, equities and municipal obligations, which comprised 5.2%, 0.4%, 0.2% and 0.1%, respectively.

At December 31, 2018, 91.1% of the held to maturity securities portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2018, the remainder of our held to maturity securities portfolio consisted of U.S. Government and agency obligations which comprised 8.9% of the portfolio.

During 2017, we transferred certain available for sale securities with an amortized cost of $103.7 million and a fair value of $103.3 million to our held to maturity portfolio, largely because of the nature an longer duration of the securities, which were community investment related mortgage-backed securities issued by government agencies, or due to their longer durations. An additional $30.5 million of held to maturity securities were purchased during 2017.

To mitigate the credit risk related to our securities portfolio, we primarily invest in agency and highly-rated securities. As of December 31, 2018, approximately 95.3% of the total portfolio consisted of direct government obligations or government sponsored enterprise obligations, approximately 4.1% of the portfolio was rated at least investment grade and approximately 0.6% of the portfolio was not rated. Securities not rated consist primarily of short term municipal bond anticipation notes, private placement municipal notes issued and guaranteed by local municipal authorities, one subordinated debt issued by a financial institution holding company and equity securities.

Fiscal 2017 vs. Fiscal 2016. Total securities decreased $81.7 million, or 10.6%, to $690.1 million at September 30, 2017 from $771.8 million at September 30, 2016. The decrease in securities during fiscal 2017 was primarily driven by securities sales, which were used to fund loan growth. We continue to focus on maintaining a high quality securities portfolio that provides consistent cash flows both in the current interest rate environment as well as in a rising interest rate environment. At September 30, 2017, our securities portfolio was 12.7% of total assets.

At September 30, 2017, 85.0% of the available for sale securities portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At September 30, 2017, corporate debt securities comprised the next largest segment of the available for sale portfolio, totaling $49.5 million, or 8.9% of the portfolio. At September 30, 2017, the remainder of our available for sale portfolio consisted of U.S. Government and agency obligations, trust preferred securities, equities and municipal obligations, which comprised 4.5%, 0.8%, 0.6% and 0.2%, respectively.

The following table sets forth the amortized cost and fair value of securities at December 31, 2018 and 2017 and at September 30, 2017 and 2016.

	At December 31,				At September 30,
	2018		2017		2017		2016
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Securities available for sale:
U.S. government and agency obligations	$54,821	$54,157	$39,909	$39,644	$24,954	$24,873	$60,375	$60,879
Mortgage-backed securities and collateralized mortgage obligations	934,631	920,007	615,924	606,612	479,927	473,491	609,970	619,976
Municipal obligations	987	987	1,957	1,957	1,357	1,357	16,500	16,500
Corporate debt securities	54,493	53,467	54,489	54,514	49,489	49,493	63,982	64,651
Trust preferred securities	5,000	4,250	5,000	4,656	5,000	4,708	9,672	6,779
Equity securities	1,196	1,890	2,328	3,187	2,482	3,254	2,482	2,994
Total securities available for sale	$1,051,128	$1,034,758	$719,607	$710,570	$563,209	$557,176	$762,981	$771,779

Securities held to maturity:
U.S. government and agency obligations	$23,404	$23,241	$8,402	$8,344	$3,407	$3,400	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	238,739	231,600	231,216	227,781	129,532	128,422	—	—
Total securities held to maturity	$262,143	$254,841	$239,618	$236,125	$132,939	$131,822	$—	$—

Total securities	$1,313,271	$1,289,599	$959,225	$946,695	$696,148	$688,998	$762,981	$771,779

2018 vs. 2017. At December 31, 2018 and 2017, securities with carrying values of $1.1 billion and $844.3 million, respectively were in a net unrealized loss positions that totaled $27.4 million and $14.3 million, respectively. The increase in unrealized losses on securities in 2018 was primarily due to current interest rate levels relative to our cost, and not due to credit quality. When evaluating for impairment, we consider the duration and extent to which fair value is less than cost, the creditworthiness and near-term prospects of the issuer, the likelihood of recovering our investment, whether we have the intent to sell the security, or whether it is more likely than not that we will be required to sell the security before recovery, and other available information to determine the nature of the decline in the fair value of the securities.

At December 31, 2018, the unrealized losses in the portfolio were mainly attributed to GSE mortgage-backed securities and GSE CMOs. The unrealized losses are due to current interest rate levels relative to our cost, and not due to credit quality. As we do not intend to sell the securities, and it is not likely we will be required to sell the securities before recovery, we do not consider the securities to be other than temporarily impaired at December 31, 2018. During the years ended December 31, 2018 and 2017, we did not record any impairment charges on securities.

At December 31, 2018 and 2017, we had no securities in a single company or entity (other than United States Government and United States GSE securities) that had an aggregate book value in excess of 5% of our equity.

Fiscal 2017 vs. Fiscal 2016. At September 30, 2017 and 2016, securities with carrying values of $548.9 million and $146.8 million, respectively, were in a net unrealized loss positions that totaled $9.2 million and $4.3 million, respectively. The increase in unrealized losses on securities in fiscal 2017 was primarily due to an increase in intermediate and long-term interest rates. When evaluating for impairment, we consider the duration and extent to which fair value is less than cost, the creditworthiness and near-term prospects of the issuer, the likelihood of recovering our investment, whether we have the intent to sell the security, or whether it is more likely than not that we will be required to sell the security before recovery, and other available information to determine the nature of the decline in the fair value of the securities.

At September 30, 2017, the unrealized losses in the portfolio were mainly attributed to GSE mortgage-backed securities and GSE CMOs. The unrealized losses are due to higher current market interest rates compared to September 30, 2016 and not due to credit quality issues. As we do not intend to sell the securities, and it is not likely we will be required to sell the investment securities before recovery, we do not consider the securities to be other than temporarily impaired at September 30, 2017. During the years ended September 30, 2017 and 2016, we did not record any impairment charges on securities.

During the quarter ended September 30, 2017, we sold $129.3 million of securities and reinvested the proceeds in securities with higher expected yields. We recognized a $2.1 million total net loss on the sale. One of the securities sold was a $4.7 million pooled trust preferred security that resulted in a loss of $1.3 million. We did not own any other pooled trust preferred securities at September 30, 2017.

At September 30, 2017 and September 30, 2016, we had no securities in a single company or entity (other than United States Government and United States GSE securities) that had an aggregate book value in excess of 5% of our equity.

The following tables set forth the stated maturities and weighted average yields of securities at December 31, 2018. Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. Trust preferred and equity securities are not included in the table based on lack of a maturity date. The table presents contractual maturities for mortgage-backed securities and does not reflect repricing or the effect of prepayments.

	At December 31, 2018
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield
	(Dollars in thousands)
Securities available for sale:
U.S. government and agency obligations	$—	—%	$34,945	1.88%	$19,876	2.48%	$—	—%	$54,821	2.10%
Mortgage-backed securities and collateralized mortgage obligations	—	—	34,784	2.73	326,109	3.61	573,738	2.84	934,631	3.11
Municipal obligations	797	2.04	190	2.40	—	—	—	—	987	2.11
Corporate debt securities	—	—	14,994	2.91	34,499	4.75	5,000	3.15	54,493	4.10
Total	$797	2.04%	$84,913	2.41%	$380,484	3.04%	$578,738	2.85%	$1,044,932	2.90%

	At December 31, 2018
	More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield

Securities held to maturity:
U.S. government and agency obligations	$5,000	3.00%	$8,404	2.92%	$10,000	4.00%	$23,404	3.40%
Mortgage-backed securities and collateralized mortgage obligations	4,851	2.29	106,765	2.75	127,123	3.12	238,739	2.93
Total	$9,851	2.65%	$115,169	2.76%	$137,123	318%	$262,143	2.98%

Loans

2018 vs. 2017. Total gross loans increased $520.5 million, or 11.7%, to $5.0 billion at December 31, 2018 from $4.5 billion at December 31, 2017. The multifamily and commercial real estate portfolio increased 14.5%, or $271.7 million, during 2018 due to an increased focus on originating these products to improve our profitability, to manage interest rate risk exposure and increase our deposit base by developing relationships with these customers. Commercial business loans also increased 20.1%, or $55.9 million, during 2018, to $333.9 million from $278.0 million at December 31, 2017.

Construction loans increased 11.9%, or $27.8 million, during 2018 to $261.5 million from $233.7 million at December 31, 2017. One-to-four family real estate loans increased 13.3%, or $215.2 million, during 2018, to $1.8 billion from $1.6 billion at December 31, 2017. One-to-four family real estate lending increased as we continued to offer competitive pricing on our products and hired additional mortgage lenders to focus on increasing volume in New Jersey as well as to continue to expand into the New York market.

Our consumer loan originations, which are primarily comprised of home equity loans and advances, continue to be impacted by weak demand. The reduction in volume was influenced by the low interest rate environment, additional tightening of underwriting on these types of loans, and newly enacted restrictions on the tax deductibility of home mortgage interest. As a result of these factors, consumer loans decreased 12.2%, or $54.4 million, during 2018.

Fiscal 2017 vs. Fiscal 2016. Total gross loans increased $375.5 million, or 9.4%, to $4.4 billion at September 30, 2017 from $4.0 billion at September 30, 2016. The multifamily and commercial real estate portfolio increased 16.9%, or $263.0 million, during fiscal 2017 due to increased origination volume by our lenders. Commercial business loans increased 50.6%, to $267.7 million during the year from $177.7 million at September 30, 2016.

Construction loans increased 15.9%, from $188.5 million at September 30, 2016, to $218.4 million at September 30, 2017. One-to-four family real estate loans increased $25.5 million, or 1.6%, between September 30, 2017 and September 30, 2016. One-to-four family real estate loan balances were also impacted by loan sales aggregating $88.8 million to Freddie Mac and to other local community banks, as well as the sale of $11.9 million in one-to-four family residential loans with higher perceived credit risk to an investor during fiscal 2017.

Consumer loans decreased $32.9 million, or 6.6%, during fiscal 2017.

The following tables present the loan portfolio for the periods indicated:

	At December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$1,830,186	36.9%	$1,615,000	36.3%
Multifamily and commercial	2,142,154	43.2	1,870,475	42.1
Construction	261,473	5.3	233,652	5.3
Total real estate loans	4,233,813	85.3	3,719,127	83.7
Commercial business loans	333,876	6.7	277,970	6.3
Consumer loans:
Home equity loans and advances	393,492	7.9	447,920	10.1
Other consumer loans	1,108	—	998	—
Total consumer loans	394,600	8.0	448,918	10.1
Total loans	4,962,289	100.0%	4,446,015	100.0%
Net deferred loan costs, fees and purchased premiums and discounts	16,893		12,633
Allowance for loan losses	(62,342)		(58,178)
Loans receivable, net	$4,916,840		$4,400,470

	At September 30,
	2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$1,578,835	36.3%	$1,553,345	39.1%	$1,492,852	39.1%	$1,515,535	42.8%
Multifamily and commercial	1,821,982	41.9	1,558,939	39.2	1,499,305	39.3	1,253,703	35.4
Construction	218,408	5.0	188,480	4.7	132,933	3.5	133,110	3.8
Total real estate loans	3,619,225	83.1	3,300,764	83.0	3,125,090	81.9	2,902,348	81.9

Commercial business loans	267,664	6.1	177,742	4.5	173,034	4.5	118,255	3.3

Consumer loans:
Home equity loans and advances	464,962	10.7	497,797	12.5	517,352	13.6	522,759	14.7
Other consumer loans	1,270	—	1,331	—	913	—	1,174	—
Total consumer loans	466,232	10.7	499,128	12.5	518,265	13.6	523,933	14.8
Total loans	4,353,121	100.0%	3,977,634	100.0%	3,816,389	100.0%	3,544,536	100.0%

Net deferred loan costs, fees and purchased premiums and discounts	9,135		6,475		4,779		3,263
Allowance for loan losses	(54,633)		(51,867)		(56,948)		(57,904)

Loans receivable, net	$4,307,623		$3,932,242		$3,764,220		$3,489,895

Loan Maturity

The following table sets forth certain information at December 31, 2018 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments or maturity are reported as due in one year or less.

	December 31, 2018
	Real Estate
	One-to-four family	Multifamily and commercial	Construction	Commercial business	Home equity loans and advances	Other consumer loans	Total
	(In thousands)
Amounts due in:
One year or less	$372	$86,291	$157,678	$175,148	$611	$979	$421,079
More than one year to five years	31,301	525,390	85,655	78,555	22,836	129	743,866
More than five years to ten years	232,520	1,292,257	4,874	67,497	79,864	—	1,677,012
More than ten years	1,565,993	238,216	13,266	12,676	290,181	—	2,120,332
Total	$1,830,186	$2,142,154	$261,473	$333,876	$393,492	$1,108	$4,962,289

The following table sets forth all loans at December 31, 2018 that are due after December 31, 2019 and have either fixed interest rates or floating or adjustable interest rates:

	Due After December 31, 2019
	Fixed rates	Floating or adjustable rates	Total
	(In thousands)
Real estate loans:
One-to-four family	$1,558,174	$271,640	$1,829,814
Multifamily and commercial	983,156	1,072,707	2,055,863
Construction	13,483	90,312	103,795
Commercial business loans	82,149	76,579	158,728
Consumer loans:
Home equity loans and advances	239,030	153,851	392,881
Other consumer loans	129	—	129
Total loans	$2,876,121	$1,665,089	$4,541,210

Loan Originations and Sales
The following table shows loans originated, purchased, sold and other reductions in loans during the periods indicated:

	Years Ended December 31,		Years Ended September 30,
	2018	2017	2017	2016
	(In thousands)

Total loans at beginning of period	$4,458,648	$4,091,862	$3,977,634	$3,816,389

Originations:
Real estate loans:
One-to-four family	430,548	321,784	336,492	344,121
Multifamily and commercial	320,845	263,110	469,552	236,908
Construction	186,726	231,017	114,958	165,063
Total real estate loans	938,119	815,911	921,002	746,092

Commercial business loans	130,542	128,931	273,168	196,679

Consumer loans:
Home equity loans and advances	68,721	93,235	110,328	115,457
Other consumer loans	113	—	3,166	3,770
Total consumer loans	68,834	93,235	113,494	119,227

Total loans originated	1,137,495	1,038,077	1,307,664	1,061,998

Purchases	32,251	67,154	20,473	21,149

Less:
Principal payments and repayments	(601,611)	(664,137)	(880,593)	(867,356)
Loan sales	(35,654)	(73,204)	(62,407)	(28,624)
Securitization of loans	—	—	—	(17,169)
Transfer of loans receivable to loans held-for-sale	(11,696)	—	—	—
Transfer to real estate owned	(251)	(1,104)	(515)	(2,278)
Total loans at end of period	$4,979,182	$4,458,648	$4,362,256	$3,984,109

Deposits

Our primary source of funds is our deposits, which are comprised of non-interest bearing and interest-bearing transaction accounts, money market deposit accounts, savings and club accounts and certificates of deposit.

2018 vs. 2017. Deposits increased $150.6 million, or 3.5%, to $4.4 billion at December 31, 2018 from $4.3 billion at December 31, 2017. The increase in deposits was primarily the result of a $296.4 million increase in certificates of deposit, partially offset by a $112.9 million decrease in interest-bearing demand accounts. The increase in certificates of deposit related to offering special promotions on various products throughout the year, as well as the opening of one new branch in June 2018. The decrease in interest-bearing transaction accounts was primarily due to a decrease in municipal deposits of $109.5 million, or 23.0%, primarily attributable to the loss of one large municipal relationship. Municipal deposits totaled $367.9 million at December 31, 2018 compared to $477.5 million at December 31, 2017. We continue our efforts to emphasize deposit taking though various channels.

During 2018, non-interest bearing demand accounts increased $4.5 million, or 0.6%, primarily as a result of continued growth in our commercial deposit customer base, consistent with our strategy of increasing our commercial banking relationships.

Fiscal 2017 vs. Fiscal 2016. Deposits increased $300.6 million, or 7.9%, to $4.1 billion at September 30, 2017 from $3.8 billion at September 30, 2016. The increase in deposits was primarily the result of a $122.3 million increase in certificates of deposit and a $110.1 million increase in interest bearing transaction accounts, and to a lesser extent, was attributable to the opening of two new branches in fiscal 2017. The increase in certificates of deposit related to higher pricing, coupled with an increase in new accounts opened as a result of a disruption in one of our markets stemming from the merger of a local financial institution. The increase in interest-bearing transaction accounts was primarily due to growth in the balances of our municipal deposit accounts and the addition of one new municipal deposit relationships. Municipal deposits increased to $436.4 million at September 30, 2017 from $382.1 million at September 30, 2016.

During fiscal 2017, non-interest bearing transaction accounts increased $43.3 million, or 6.4%, primarily as a result of growth in our commercial deposit customer base, consistent with our strategy of increasing our commercial banking relationships.

The following table sets forth the deposit balances as of the periods indicated:

	At December 31,				At September 30,
	2018		2017		2017		2016
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)

Non-interest-bearing demand	$723,794	16.4%	$719,339	16.9%	$676,067	16.4%	$625,304	16.4%
Interest-bearing demand	1,219,381	27.6	1,332,297	31.3	1,268,833	30.8	1,156,529	30.3
Money market accounts	259,694	5.9	262,396	6.2	273,605	6.6	270,662	7.1
Savings and club deposits	510,688	11.6	545,401	12.8	546,449	13.3	534,148	14.0
Certificates of deposit	1,700,316	38.5	1,403,882	32.9	1,358,474	32.9	1,236,172	32.3
Total deposits	$4,413,873	100.0%	$4,263,315	100.0%	$4,123,428	100.0%	$3,822,815	100.0%
We are required to pledge securities to secure municipal deposits. At December 31, 2018 and 2017, we had pledged securities totaling $438.9 million and $392.8 million, respectively, to secure these deposits.

The following table sets forth the deposit activity for the periods indicated:

	Years Ended December 31,		Years Ended September 30,
	2018	2017	2017	2016
	(In thousands)

Beginning balance	$4,263,315	$3,871,497	$3,822,815	$3,572,624
Increase before interest credited	111,035	364,819	275,032	266,129
Interest credited	39,523	26,999	25,581	24,062
Net increase in deposits	150,558	391,818	300,613	290,191
Ending balance	$4,413,873	$4,263,315	$4,123,428	$3,862,815

The following table sets forth the time remaining until maturity for certificates of deposit of $100,000 or more at December 31, 2018.

Balance
(In thousands)
Maturity Period:
Three months or less	$124,544
Over three through six months	136,359
Over six through twelve months	335,076
Over twelve months	289,365
Total	$885,344

The following table sets forth all of our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,		At September 30,
	2018	2017	2017	2016
	(In thousands)

Less than 0.50%	$35,706	$63,686	$79,849	$138,547
0.50% to 0.99%	21,856	169,935	148,661	176,768
1.00% to 1.49%	260,444	635,367	647,851	540,743
1.50% to 1.99%	709,778	379,516	325,256	219,445
2.00% to 2.99%	672,532	155,378	156,857	160,669
Total	$1,700,316	$1,403,882	$1,358,474	$1,236,172

The following table sets forth the amount and maturities of our certificates of deposit by interest rate at December 31, 2018.

	Period to Maturity
	Less than one year	More than one year to two years	More than two years to three years	More than three years to four years	More than four years	Total	Percentage of certificate accounts
	(In thousands)

Less than 0.50%	$34,373	$1,333	$—	$—	$—	$35,706	2.10%
0.50% to 0.99%	20,043	1,724	32	57	—	21,856	1.29
1.00% to 1.49%	218,049	37,056	5,149	185	5	260,444	15.32
1.50% to 1.99%	534,660	108,439	42,590	19,628	4,461	709,778	41.74
2.00% to 2.99%	300,542	178,248	182,697	5,069	5,976	672,532	39.55
Total	$1,107,667	$326,800	$230,468	$24,939	$10,442	$1,700,316	100.00%

The following table sets forth the average balances and weighted average rates of our deposit products at the dates indicated:

	At December 31,
	2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$704,155	15.75%	—%	$627,999	15.48%	—%
Interest-bearing demand	1,323,766	29.61	0.86	1,305,412	32.17	0.62
Money market accounts	299,389	6.70	0.51	272,230	6.71	0.28
Savings and club deposits	628,746	14.06	0.16	545,640	13.45	0.15
Certificates of deposit	1,514,843	33.88	1.69	1,306,365	32.20	1.33
Total	$4,470,899	100.00%	0.88%	$4,057,646	100.00%	0.67%

	At September 30,
	2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$607,836	15.3%	—%	$543,943	14.7%	—%
Interest-bearing demand	1,284,418	32.3	0.59	1,140,460	30.8	0.59
Money market accounts	270,919	6.8	0.28	272,575	7.4	0.28
Savings and club deposits	543,070	13.7	0.15	523,601	14.1	0.15
Certificates of deposit	1,266,717	31.9	1.29	1,225,833	33.1	1.28
Total	$3,972,960	100.0%	0.64%	$3,706,412	100.0%	0.65%

Borrowings
We have the ability to utilize advances and overnight lines of credit from the FHLB to supplement our liquidity. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We also utilize securities sold under agreements to repurchase to provide funding. We maintain access to the Federal Reserve Bank’s discount window and Federal Funds lines with correspondent banks for additional contingency funding. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, agency, mortgage-backed securities and CMOs. The types of loans pledged for borrowings include, but are not limited to, one-to-four family, multifamily and commercial real estate loans.

The following table sets forth the outstanding borrowings and weighted averages at the dates or for the periods indicated:

	Years Ended December 31,		Years Ended September 30,
	2018	2017	2017	2016
	(Dollars in thousands)
Maximum amount outstanding at any month-end during the year:
Lines of credit	$195,200	$66,700	$66,700	$47,400
FHLB advances	1,029,580	822,400	645,200	569,000
Junior subordinated debt	51,258	50,657	50,643	50,590
Securities sold under repurchase agreements	10,000	10,000	40,000	60,000

Average outstanding balance during the year:
Lines of credit	$95,193	$22,762	$24,324	$7,989
FHLB advances	816,839	631,799	603,641	557,006
Junior subordinated debt	31,422	50,628	50,614	50,561
Securities sold under repurchase agreements	82	35,452	40,685	59,481

Weighted average interest rate during the year:
Lines of credit	2.27%	1.15%	0.96%	0.52%
FHLB advances	2.09	2.08	2.13	2.38
Junior subordinated debt	11.04	8.25	8.00	8.00
Securities sold under repurchase agreements	3.66	3.90	3.95	4.12

Balance outstanding at end of the year:
Lines of credit	$159,600	$46,000	$—	$47,400
FHLB advances	1,029,580	822,400	642,400	534,000
Junior subordinated debt	—	50,657	50,643	50,590
Securities sold under repurchase agreements	—	10,000	40,000	50,000

Weighted average interest rate at end of year:
Lines of credit	2.60%	1.53%	—%	0.53%
FHLB advances	2.40	1.92	2.10	2.27
Junior subordinated debt	—	8.00	8.00	8.00
Securities sold under repurchase agreements	—	3.23	3.88	4.00

Comparison of Financial Condition at December 31, 2017 and September 30, 2017

Total Assets. Total assets increased $337.2 million, or 6.2%, to $5.8 billion at December 31, 2017 from $5.4 billion at September 30, 2017. The increase was primarily the result of growth in securities and loans, which was primarily funded by short-term borrowings and to a lesser extent deposits.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $35.5 million, or 35.1%, to $65.5 million at December 31, 2017 from $101.0 million at September 30, 2017, as excess funds were redeployed principally to fund the purchase of securities.

Securities. Total securities increased $260.1 million, or 37.7%, to $950.2 million at December 31, 2017 from $690.1 million at September 30, 2017. Consistent with our anticipated use of proceeds and to take advantage of then-existing investment opportunities in the securities market, we increased our position in securities utilizing short-term borrowings originated during the quarter ended December 31, 2017, with the intent to repay the borrowings with proceeds from the offering. At December 31, 2017, our total securities portfolio consisted of 74.8% of available for sale securities and 25.2% of securities held to maturity as compared to 80.7% and 19.3%, respectively, at September 30, 2017. At December 31, 2017, our securities portfolio comprised 16.5% of total assets.

Loans Receivable. Loans receivable, net, increased $92.8 million, or 2.2%, to $4.4 billion at December 31, 2017 from $4.3 billion at September 30, 2017. The increase was primarily the result of purchasing $49.8 million of multifamily and commercial real estate loans combined with a net increase in one-to-four family real estate loans of $37.4 million. The purchased loans were re-underwritten by Columbia Bank using its own underwriting standards.

Non-Performing Assets. Non-performing assets increased $696,000 to $7.5 million, or 0.13%, of total assets at December 31, 2017 from $6.8 million, or 0.12%, of total assets at September 30, 2017.

Deposits. Deposits increased $139.9 million, or 3.4%, to $4.3 billion at December 31, 2017 from $4.1 billion at September 30, 2017. The increase was primarily the result of growth in non-interest-bearing and interest-bearing transaction accounts, as well as certificates of deposit.

Borrowings. Borrowings increased $196.0 million, or 26.7%, to $929.1 million at December 31, 2017 from $733.0 million at September 30, 2017, primarily due to increases in short-term FHLB advances used to purchase securities as part of our leverage strategy noted above.

Stockholder’s Equity. Total stockholder’s equity decreased $3.8 million, or 0.8%, to $472.1 million at December 31, 2017 from $475.9 million at September 30, 2017. The decrease was the result of a $7.5 million increase in accumulated other comprehensive loss primarily attributable to a decline in the discount rate used to present value our benefit obligations, which was partially offset by net income of $3.7 million for the three months ended December 31, 2017.

Results of Operations for the Year Ended December 31, 2018

Financial Highlights

Net income was $22.7 million for the year ended December 31, 2018 as compared to $24.8 million for the year ended December 31, 2017, a decrease of $2.0 million, or 8.2%. Increases in net interest income of $20.7 million, or 14.5%, and non-interest income of $4.9 million, or 29.0%, and a decrease in our provision for loan losses of $3.1 million, or 32.0% in 2018 were more than offset by an increase in non-interest expense of $40.0 million, or 37.9%. In 2018, non-interest income included increases in demand deposit account fees, income from bank-owned life insurance, title insurance fees and loan fees and service charges. In addition, the 2018 period included $734,000 in gains on sales of securities and loans, while the 2017 period included $2.9 million in losses from the sale of securities and loans. The increase in non-interest expense was primarily attributable to an increase of $31.3 million in charitable contributions to the Columbia Bank Foundation in connection with our minority stock offering. For additional information related to this charitable contribution see Item I. "Business-General." The overall decrease in our pre-tax income was partially offset by a decrease of $9.2 million, or 45.7%, in income tax expense due to tax law changes.

Summary Income Statements

The following table sets forth the income summary for the periods indicated:

	Years Ended December 31,
			Change 2018/2017
	2018	2017	$	%
	(Dollars in thousands)
Net interest income	$164,034	$143,309	$20,725	14.5%
Provision for loan losses	6,677	9,826	(3,149)	(32.0)%
Non-interest income	21,688	16,818	4,870	29.0%
Non-interest expense	145,386	105,421	39,965	37.9%
Income tax expense	10,923	20,123	(9,200)	(45.7)%
Net income	$22,736	$24,757	$(2,021)	(8.2)%

Return on average assets	0.36%	0.46%
Return on average equity	2.87%	5.37%

Net Interest Income

For the year ended December 31, 2018, net interest income increased $20.7 million, or 14.5%, to $164.0 million from $143.3 million for the year ended December 31, 2017. For the year ended December 31, 2018, total interest income increased $37.0 million, or 19.6%, to $226.3 million from $189.3 million for the year ended December 31, 2017. The increase in net interest income was primarily attributable to increases in average balances and yields on both the loan and securities portfolios. The yield on the loan portfolio for the year ended December 31, 2018 was 12 basis points higher than the yield for the year ended December 31, 2017, while the yield on the securities portfolio was 17 basis points higher for the 2018 period.

The average rate of our interest-bearing liabilities increased to 1.32% for the year ended December 31, 2018, from 1.10% for the year ended December 31, 2017, primarily as a result of increases in rates on both deposits and FHLB advances. For the year ended December 31, 2018, total interest expense increased $16.3 million, or 35.4%, to $62.3 million from $46.0 million for the year ended December 31, 2018 due to an increase in both the volume and rate of interest-bearing liabilities. During 2018, the average balance of our borrowings increased $203.0 million while the total cost of borrowings decreased 15 basis points. The cost of interest-bearing deposits increased 26 basis points in 2018 as a result of an increase in overall interest rates, coupled with an increase in the average balance of $337.1 million, primarily in higher yielding certificates of deposits.

Provision for Loan Losses

A provision for loan losses of $6.7 million was recorded for the year ended December 31, 2018 compared to a provision of $9.8 million for the year ended December 31, 2017. The provision for loan losses decreased in 2018 as compared to 2017 as a result of a continued decline in non-performing loans and improvements in credit metrics. Contributing to the decline in non-performing loans was the sale of $1.7 million of one-to-four family and fixed rate home equity loans. Net charge-offs for the year ended December 31, 2018 were $2.5 million, compared to $3.5 million for the year ended December 31, 2017. We charge-off any collateral or cash flow deficiency on all classified loans once they are 90 days delinquent or earlier if management believes the collectability of the loan is unlikely. The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment. Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions.

At December 31, 2018, the allowance for loan losses totaled $62.3 million, or 1.26% of total loans outstanding, compared to $58.2 million, or 1.31% of total loans outstanding, as of December 31, 2017. An analysis of the changes in the allowance for loan losses is presented under “Risk Management-Analysis and Determination of the Allowance for Loan Losses” below.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Years Ended December 31,
	2018	2017
	(In thousands)

Demand deposit account fees	$3,987	$3,778
Bank-owned life insurance	5,208	4,938
Title insurance fees	4,297	3,844
Loan fees and service charges	2,519	2,143
Gain (loss) on securities transactions, net	116	(2,159)
Gain (loss) on sale of loans	618	(788)
(Loss) gain on sale of real estate owned	(56)	245
Other non-interest income	4,999	4,817
Total	$21,688	$16,818

For the year ended December 31, 2018, non-interest income increased $4.9 million, or 29.0%, to $21.7 million from $16.8 million for the year ended December 31, 2017. We recognized gains on the sale of securities and loans of $116,000 and $618,000, respectively, for the year ended December 31, 2018, as compared to losses of $2.2 million, and $788,000, respectively, for the year ended December 31, 2017. The overall increase in non-interest income also included increases in demand deposit account fees of $209,000, or 5.5%, income from bank-owned life insurance of $270,000, or 5.5%, title insurance fees of $453,000, or 11.8%, and loan fees and service charges of $376,000, or 17.5%. These increases were mainly the result of increased activity of transactions in the corresponding deposit, loan and other assets that give rise to such fees.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Years Ended December 31,
	2018	2017
	(In thousands)

Compensation and employee benefits	$69,907	$63,605
Occupancy	14,547	13,475
Federal deposit insurance premiums	1,893	1,654
Advertising	4,137	4,775
Professional fees	1,432	1,533
Data processing	2,600	2,309
Charitable contribution to foundation	34,767	3,509
Other non-interest expense	16,103	14,561
Total	$145,386	$105,421
For the year ended December 31, 2018, non-interest expense increased $40.0 million, or 37.9%, to $145.4 million from $105.4 million for the year ended December 31, 2017. The increase in non-interest expense included a $6.3 million increase in compensation and benefits expense resulting from costs for additional staff and other performance-based compensation as well as normal annual increases in employee benefit related expenses such as medical insurance and payroll taxes. Charitable contributions increased as a result of a $34.8 million contribution to the Columbia Bank Foundation during 2018 in connection with the Company's minority public offering. Occupancy expense increased $1.1 million due to an increase in depreciation expense associated with continued renovations at the corporate office as well as other operating locations, and typical annual increases in repairs and maintenance and property tax expenses. For the year ended December 31, 2018, our core efficiency ratio was 59.6% compared to 62.8% for the year ended December 31, 2017. Core efficiency ratio is a non-GAAP measure derived from our efficiency ratio, which is calculated by dividing our GAAP non-interest expenses by our GAAP revenue, and is adjusted for unusual or one-time charges or non-core events. Management believes that the presentation of core efficiency ratio assists investors in understanding the impact of these non-recurring items on our efficiency ratio. For a reconciliation of our core efficiency ratio, see page 30 of this report.

Income Tax Expense

We recorded income tax expense of $10.9 million for 2018, reflecting an effective tax rate of 32.5%, compared to income tax expense of $20.1 million for 2017, reflecting an effective tax rate of 44.8%. The decrease in the overall tax expense from 2017 to 2018 was primarily due to the impact of the tax law changes recorded in 2017 which resulted in a re-measurement of our net deferred tax assets, a decrease in the federal tax rate from 35% to 21% in 2018, and lower net income in 2018, which was mainly attributed to the one- time contribution of our common stock to the Columbia Bank Foundation.

As of December 31, 2018, we had net deferred tax assets totaling $16.2 million. These deferred tax assets can only be realized if we generate taxable income in the future. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We have provided a valuation allowance of $2.4 million as of December 31, 2018 on the deferred tax assets related to the Bank's state net operating losses and temporary differences.

Results of Operations for the Fiscal Year Ended September 30, 2017

Net income was $31.1 million for the year ended September 30, 2017 compared to net income of $33.0 million for the year ended September 30, 2016. An increase in net interest income of $14.8 million, or 11.8%, was more than offset by the combination of an increase in our provision for loan losses of $6.0 million and an increase in non-interest expenses of $9.7 million. Non-interest income also declined by $1.8 million, primarily reflecting losses incurred on the sale of certain securities and loans. The overall decline in our pre-tax income was partially offset by a decline in income tax expense, reflecting our lower income for the period.

Summary Income Statements

The following table sets forth the income summary for the periods indicated:

	Years Ended September 30,
			Change Fiscal 2017/2016
	2017	2016	$	%
	(Dollars in thousands)

Net interest income	$139,780	$125,015	$14,765	11.8%
Provision for loan losses	6,426	417	6,009	1,441.0%
Non-interest income	17,172	18,927	(1,755)	(9.3)%
Non-interest expense	103,446	93,769	9,677	10.3%
Income tax expense	16,008	16,803	(795)	(4.7)%
Net income	$31,072	$32,953	(1,881)	(5.7)%

Return on average assets	0.60%	0.67%
Return on average equity	6.86%	7.52%

Net Interest Income

For the year ended September 30, 2017, net interest income increased $14.8 million, or 11.8%, to $139.8 million from $125.0 million for the year ended September 30, 2016. For the year ended September 30, 2017, total interest income increased $15.2 million, or 9.0%, to $184.2 million from $169.0 million for the year ended September 30, 2016. The growth of net interest income was primarily attributable to an increased volume in loans complemented by a 33 basis point increase in yield on the securities portfolio. The rate on the loan portfolio for the year ended September 30, 2017 was two basis points lower than the yield for the year ended September 30, 2016. This change was a result of loans with higher yields repaying and being replaced with loans at lower yields particularly in the multifamily and commercial real estate loan portfolio, which was partially offset by higher rates on construction loans and commercial business loans.

We were able to reduce the cost of our interest-bearing liabilities in fiscal 2017 with average rates decreasing to 1.09% for the year ended September 30, 2017 from 1.15% for the year ended September 30, 2016, primarily due to the maturity of higher cost borrowings which were repriced at lower rates. For the year ended September 30, 2017, total interest expense increased $484,000, or 1.1%, to $44.4 million from $44.0 million for the year ended September 30, 2016 due to an increase in the volume of interest-bearing liabilities. During fiscal 2017, the average balance of our borrowings increased $44.2 million while the cost of borrowings decreased 33 basis points. The decline was attributable to the maturity of high cost borrowings along with increased use of the overnight line of credit from the FHLB which was at a lower cost than term borrowings.

Provision for Loan Losses

A provision for loan losses of $6.4 million was recorded for the year ended September 30, 2017 compared to a provision of $417,000 for the year ended September 30, 2016. The provision for loan losses increased in fiscal 2017 as compared to fiscal 2016 as a result of additions to the provision to reflect the overall growth of the loan portfolio and the growth in loans with higher credit risk, as well as our decision to take a more aggressive approach to sell or work-out classified loans. Net charge-offs for the year ended September 30, 2017 were $3.7 million, compared to $5.5 million for the year ended September 30, 2016. We charge-off any collateral or cash flow deficiency on all classified loans once they are 90 days delinquent or earlier if management believes the collectability of the loan is unlikely. The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment.

Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions.

At September 30, 2017, the allowance for loan losses totaled $54.6 million, or 1.26% of total loans outstanding, compared to $51.9 million, or 1.30% of total loans outstanding, as of September 30, 2016.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Years Ended September 30,
	2017	2016
	(In thousands)

Demand deposit account fees	$3,669	$3,271
Bank-owned life insurance	4,936	4,370
Title insurance fees	4,163	4,198
Loan fees and service charges	1,976	1,971
(Loss) gain on securities transactions, net	(1,689)	355
Gain (loss) on sale of loans	(380)	655
Other non-interest income	4,497	4,107
Total	$17,172	$18,927

For the year ended September 30, 2017, non-interest income decreased $1.8 million, or 9.3%, to $17.2 million from $18.9 million for the year ended September 30, 2016. The decrease was primarily due to a loss on the sale of securities. During the fourth quarter of fiscal 2017, we sold $129.3 million of securities with a resulting net loss of $2.1 million. The largest component of the loss resulted from the sale of our only remaining investment in pooled trust preferred securities. The proceeds of the sale were reinvested at higher yields. We recognized a loss on sale of loans of $380,000 for the year ended September 30, 2017 due primarily to the sale of certain residential and home equity loans that had higher perceived credit risk based on payment history, but were not classified. The loss on sale of these problem loans was $1.2 million, which was partially offset by gains on other loan sales. Demand deposit account fees increased $398,000, or 12.2% from $3.3 million for the year ended September 30, 2016, to $3.7 million for the year ended September 30, 2017 due to an increase in transactional accounts. Income on bank-owned life insurance increased $566,000 in fiscal 2017 from fiscal 2016 due to the recognition of insurance proceeds coupled with the purchase of additional policies during fiscal 2017.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Years Ended September 30,
	2017	2016
	(In thousands)

Compensation and employee benefits	$62,993	$58,115
Occupancy	13,315	12,798
Federal deposit insurance premiums	1,652	2,381
Advertising	4,078	2,938
Professional fees	1,354	1,061
Data processing	2,244	2,143
Charitable contribution to foundation	3,910	594
Other non-interest expense	13,900	13,739
Total	$103,446	$93,769

For the year ended September 30, 2017, non-interest expense increased $9.7 million, or 10.3%, to $103.4 million from $93.8 million for the year ended September 30, 2016. The increase in non-interest expense was primarily due to a $4.9 million increase in compensation and benefits expense resulting from additional staff, a higher incentive compensation accrual and higher costs of employee benefits. Charitable contributions increased to $3.9 million for the year ended September 30, 2017 from $594,000 for the year ended September 30, 2016. Advertising expenses increased to $1.1 million for promotions related to the new corporate logo and additional product advertising. Occupancy expense increased $517,000 due to two additional branch locations as well as branch renovation costs and other customary increases in occupancy expense. Professional fees for the year ended September 30, 2017 increased $293,000 which was entirely attributable to professional expenses incurred to prepare for public financial reporting and corporate governance. For the year ended September 30, 2017, our core efficiency ratio was 62.94% compared to 65.06% for the year ended September 30, 2016.

Core efficiency ratio is a non-GAAP measure derived from our efficiency ratio, which is calculated by dividing our GAAP non-interest expenses by our GAAP revenue, and is adjusted for unusual or one-time charges or non-core events. Management believes that the presentation of core efficiency ratio assists investors and analysts in understanding the impact of these non-recurring items on our efficiency ratio. For a reconciliation of our core efficiency ratio, see page 30 of this report.

Income Tax Expense

We recorded income tax expense of $16.0 million for fiscal 2017, reflecting an effective tax rate of 34.0%, compared to income tax expense of $16.8 million for fiscal 2016, reflecting an effective tax rate of 33.8%. The change from fiscal 2016 to fiscal 2017 was primarily due to the full utilization of net operating losses during the first half of fiscal 2017. The tax rates differ from the statutory rate of 35% principally because of non-taxable income related to bank-owned life insurance and tax-exempt securities.

As of September 30, 2017, we had net deferred tax assets totaling $13.2 million. These deferred tax assets can only be realized if we generate taxable income in the future. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We have provided a valuation allowance of $4.3 million as of September 30, 2017 on the deferred tax assets related to state net operating losses and temporary differences. (See note 12 in the notes to the consolidated financial statements for a discussion of the revaluation of the net deferred tax assets and the impact to income tax expense during the period ended December 31, 2017.)

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income and dividends from average interest-earning assets, and interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average daily balances of assets or liabilities, respectively, for the periods presented. Loan (fees) costs, including prepayment fees, are included in interest income on loans and are not material. Non-accrual loans are included in the average balances. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Years Ended December 31,
	2018			2017
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
	(Dollars in thousands)
Interest earning assets:
Loans (1)	$4,711,915	$189,869	4.03%	$4,312,887	$168,523	3.91%
Securities (2)	1,171,617	32,485	2.77%	707,427	18,381	2.60%
Other interest-earning assets	111,218	3,936	3.54%	67,578	2,370	3.51%
Total interest-earning assets	5,994,750	226,290	3.77%	5,087,892	189,274	3.72%
Non-interest earning assets	324,499			266,061
Total assets	$6,319,249			$5,353,953

Interest-bearing liabilities:
Interest-bearing demand	$1,323,766	$11,395	0.86%	$1,305,412	$8,048	0.62%
Money market accounts	299,389	1,538	0.51%	272,230	770	0.28%
Savings and club deposits	628,746	993	0.16%	545,640	841	0.15%
Certificates of deposit	1,514,843	25,597	1.69%	1,306,365	17,340	1.33%
Total interest-bearing deposits	3,766,744	39,523	1.05%	3,429,647	26,999	0.79%
FHLB advances	912,032	19,263	2.11%	654,561	13,408	2.05%
Junior subordinated debt	31,422	3,467	11.03%	50,628	4,177	8.25%
Other borrowings	222	3	1.35%	35,452	1,381	3.90%
Total borrowings	943,676	22,733	2.41%	740,641	18,966	2.56%
Total interest-bearing liabilities	4,710,420	62,256	1.32%	4,170,288	45,965	1.10%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	704,155			627,999
Other non-interest-bearing liabilities	112,785			94,754
Total liabilities	5,527,360			4,893,041
Total equity	791,889			460,912
Total liabilities and equity	$6,319,249			$5,353,953

Net interest income		164,034			143,309
Interest rate spread (3)			2.45%			2.62%
Net interest-earning assets (4)	$1,284,330			$917,604
Net interest margin (5)			2.74%			2.82%
Ratio of interest-earning assets to interest-bearing liabilities	127.27%			122.00%

(1) Includes loans held for sale and non-accrual loan balances.
(2) Includes securities available for sale, held to maturity and FHLB stock.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	Years Ended September 30,
	2017			2016
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
	(Dollars in thousands)
Interest earning assets:
Loans (1)	$4,236,825	$164,849	3.89%	$3,888,992	$152,110	3.91%
Securities (2)	723,398	19,069	2.64	721,941	16,662	2.31
Other interest-earning assets	29,306	308	1.05	44,544	205	0.46
Total interest-earning assets	4,989,529	184,226	3.69	4,655,477	168,977	3.63
Non-interest earning assets	229,655			253,741
Total assets	5,219,184	184,226		4,909,218	168,977

Interest-bearing liabilities:
Interest-bearing demand	1,284,418	7,590	0.59	1,140,460	6,776	0.59
Money market accounts	270,919	760	0.28	272,575	763	0.28
Savings and club deposits	543,070	837	0.15	523,601	811	0.15
Certificates of deposit	1,266,717	16,394	1.29	1,225,833	15,712	1.28
Total interest-bearing deposits	3,365,124	25,581	0.76	3,162,469	24,062	0.76
FHLB advances	627,965	13,082	2.08	564,995	13,274	2.35
Junior subordinated debt	50,614	4,177	8.25	50,561	4,177	8.26
Other borrowings	40,685	1,606	3.95	59,481	2,449	4.12
Total borrowings	719,264	18,865	2.62	675,037	19,900	2.95
Total interest-bearing liabilities	4,084,388	44,446	1.09	3,837,506	43,962	1.15

Non-interest-bearing liabilities:
Non-interest-bearing deposits	607,836			543,943
Other non-interest bearing liabilities	73,744			89,835
Total liabilities	4,765,968			4,471,284
Total equity	453,216			437,934
Total liabilities and equity	$5,219,184			$4,909,218

Net interest income		$139,780			$125,015
Interest rate spread (3)			2.60%			2.48%
Net interest-earning assets (4)	$905,141			$817,971
Net interest margin (5)			2.80%			2.69%
Ratio of interest-earning assets to interest-bearing liabilities	122.16%			121.32%

(1) Includes loans held for sale and non-accrual loan balances.
(2) Includes securities available for sale, held to maturity and FHLB stock.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis
The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns.

	Year Ended 12/31/2018 Compared to Year Ended 12/31/2017			Year Ended 9/30/2017 Compared to Year Ended 9/30/2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$15,592	$5,754	$21,346	$13,605	$(866)	$12,739
Investment securities	12,061	2,043	14,104	34	2,373	2,407
Other interest-earning assets	1,530	36	1,566	(70)	173	103
Total interest-earning assets	29,183	7,833	$37,016	$13,569	$1,680	$15,249
Interest expense:
Interest bearing transactions	113	3,234	3,347	$855	$(41)	$814
Money market deposit accounts	77	691	768	(5)	2	(3)
Savings deposit accounts	128	24	152	30	(4)	26
Certificates of deposit	2,767	5,490	8,257	524	158	682
Total interest-bearing deposits	3,085	9,439	12,524	1,404	115	1,519
FHLB advances	5,274	581	5,855	1,479	(1,671)	(192)
Junior subordinated debt	(1,585)	875	(710)	5	(5)	—
Other borrowings	(1,372)	(6)	(1,378)	(774)	(69)	(843)
Total interest-bearing liabilities	5,402	10,889	16,291	2,114	(1,630)	484
Net change in net interest income	$23,781	$(3,056)	$20,725	$11,455	$3,310	$14,765

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available for sale securities that are accounted for at fair value. Other risks that we face are operational risk, liquidity risk and reputation risk. Operational risk includes risks related to fraud, regulatory compliance, processing errors, cyber-attacks, and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

We maintain a Risk Management Division comprised of our Risk Management, Compliance, Internal Loan Review, Appraisal and Security Departments. Our Risk Management Division is led by our Executive Vice President and Chief Risk Officer, who reports quarterly to Columbia Bank’s Risk Committee, which is comprised of the full board of directors. The current structure of our Risk Management Division is designed to monitor and address, among other things, financial, credit, collateral, consumer compliance, operational, Bank Secrecy Act, fraud, cyber security, vendor and insurable risks. The Risk Management Division utilizes a number of enterprise risk assessment tools, including stress testing, credit concentration reviews, peer analyses, industry considerations and individual risk assessments, to identify and report potential risks that we face in connection with our business operations.

Credit Risk Management. The objective of our credit risk management strategy is to quantify and manage credit risk and to limit the risk of loss resulting from an individual customer default. Our credit risk management strategy focuses on conservatism, diversification within the loan portfolio and monitoring. Our lending practices include conservative exposure limits and underwriting, documentation and collection standards. Our credit risk management strategy also emphasizes diversification on an industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and loans experiencing deterioration in credit quality. Our credit risk review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk ratings and the charge-off, non-accrual and reserve analysis process. Our credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan portfolio. We use these assessments to identify potential problem loans within the portfolio, maintain an adequate reserve and take any necessary charge-offs.

When a borrower fails to make a required payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. Generally, our collection department follows the guidelines for servicing loans as prescribed by applicable law or the appropriate investor. Collection activities include, but are not limited to, phone calls to borrowers and collection letters, which include a late charge notice based on the contractual requirements of the specific loan. Additional calls and notices are mailed in compliance with state and federal regulations including, but not limited to, the Fair Debt Collection Practices Act. After the 90th day of delinquency for a residential mortgage or consumer loan, or on a different date as allowable by law or contract, the collection department will forward the account to counsel and begin the collection litigation which typically includes foreclosure proceedings. If a foreclosure action is instituted and the loan is not in at least the early stages of a workout by the scheduled sale date, the real property securing the loan generally is sold at a sheriff sale. If we determine that there is a possibility of a settlement, pay-off or reinstatement, the sheriff sale may be postponed.

We charge off the collateral or cash flow deficiency on all consumer loans once they become 180 days delinquent and all commercial loans once they become 90 days delinquent or earlier if management believes the collectability of the loan is unlikely. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of an enhanced risk rating system. Historical portfolio performance metrics, current economic conditions and delinquency monitoring are factors used to assess the credit risk in our homogeneous commercial, residential and consumer loan portfolios.

Analysis of Non-Performing, Troubled Debt Restructurings and Classified Assets. We consider repossessed assets and loans to be non-performing assets if they are 90 days or more past due or earlier if management believes the collectability of the loan is unlikely. Generally, all loans are placed on non-accrual status when they become 90 days delinquent, at which time the accrual of interest ceases. Typically, payments received on a non-accrual loan are applied to the outstanding principal balance of the loan.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired, it is recorded at the lower of its cost or fair market value less estimated costs to sell. Holding costs and declines in fair value after acquisition of the property result in charges against income.

We consider a loan a troubled debt restructuring, or “TDR,” when the borrower is experiencing financial difficulty and we grant a concession that we would not otherwise consider but for the borrower’s financial difficulties. A TDR includes a modification of debt terms or assets received in satisfaction of the debt (which may include foreclosure or deed in lieu of foreclosure) or a combination of the foregoing. We evaluate selective criteria to determine if a borrower is experiencing financial difficulty including the ability of the borrower to obtain funds from third party sources at market rates. We consider all TDRs to be impaired loans even if they are performing. We will not consider the loan a TDR if the loan modification was made for customer retention purposes and the modification is consistent with prevailing market conditions.

Once a loan has been classified as a TDR and has been put on non-accrual status, it will only be put back on accruing status when certain criteria are met. Our policy for returning a loan to accruing status requires the preparation of a well-documented credit evaluation, which includes the following:

•
A review of the borrower’s current financial condition in which the borrower must demonstrate sufficient cash flow to support the repayment of all principal and interest including any amounts previously charged-off;

•An updated appraisal or home valuation, which must demonstrate sufficient collateral value to support the debt;

•Sustained performance based on the restructured terms for at least six consecutive months; and

•	Approval by the Asset Classification Committee, which consists of senior management including the Chief Credit Officer and the Chief Accounting Officer.

We had one TDR totaling $102,000 on non-accrual status at December 31, 2018 as compared to two TDRs totaling $425,000 at December 31, 2017 and six TDRs totaling $1.0 million at September 30, 2017. We had 69 TDRs totaling $15.9 million and 74 TDRs totaling $17.2 million that were on accrual status and in compliance with their modified terms as of December 31, 2018 and 2017, respectively.

The following table sets forth information with respect to our non-performing assets at the dates indicated. We did not have any accruing loans past due 90 days or more at any of the dates indicated.

	At December 31,		At September 30,
	2018	2017	2017	2016	2015	2014
	(In thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$819	$3,360	$3,496	$4,688	$11,770	$24,975
Multifamily and commercial	154	1,329	1,510	4,257	4,538	11,499
Construction	—	—	—	—	639	2,931
Total real estate loans	973	4,689	5,006	8,945	16,947	39,405

Commercial business loans	911	1,263	1,038	1,608	1,996	3,623

Consumer loans:
Home equity loans and advances	905	573	351	1,667	2,251	9,215
Other consumer loans	—	—	—	—	—	—
Total consumer loans	905	573	351	1,667	2,251	9,215
Total non-accrual loans (1)	2,789	6,525	6,395	12,220	21,194	52,243

Total non-performing loans	2,789	6,525	6,395	12,220	21,194	52,243

Real estate owned	92	959	393	1,260	3,042	2,683

Total non-performing assets	$2,881	$7,484	$6,788	$13,480	$24,236	$54,926

Total non-performing loans to total loans	0.06%	0.15%	0.15%	0.31%	0.56%	1.47%

Total non-performing assets total assets	0.04%	0.13%	0.13%	0.27%	0.51%	1.19%

(1) Includes $102,000, $425,000, $1.0 million, $1.0 million, $4.4 million and $10.7 million of TDRs on non-accrual status as of December 31, 2018 and 2017 and as of September 30, 2017, 2016, 2015 and 2014, respectively.

Non-performing assets decreased $4.6 million to $2.9 million, or 0.04% of total assets, at December 31, 2018 from $7.5 million, or 0.13% of total assets, at December 31, 2017. The decrease in non-performing one-to-four family and home equity loans was partially attributable to the sale of $1.7 million in non-performing loans executed in 2018. Net charge-offs for the year ended December 31, 2018 were $2.5 million compared to $3.5 million for the year ended December 31, 2017. We charge-off the collateral or cash flow deficiency on all loans meeting our definition of an impaired loan, which we define as a loan for which it is probable, based on current information, that we will not collect all amounts due under the contractual terms of the loan agreement. We consider the population of loans in our impairment analysis to include all multifamily and commercial real estate, construction, and commercial business loans with outstanding balances greater than $500,000 and not accruing, loans modified in a troubled debt restructuring, and other loans if management has specific information of a collateral shortfall. We continue to rigorously review our loan portfolio to ensure that the collateral values remain sufficient to support the outstanding balances.

Non-performing assets decreased $6.7 million to $6.8 million, or 0.13% of total assets, at September 30, 2017 from $13.5 million, or 0.27% of total assets, at September 30, 2016. The decline in our non-performing multifamily and commercial real estate loans was the result of full repayment, short repayment, charge-offs and non-performing loans returning to accruing status.

The decline in non-performing one-to four-family mortgages and home equity loans was partially attributable to a loan sale executed in fiscal 2017. Net charge-offs for the year ended September 30, 2017 were $3.7 million compared to $5.5 million for the year ended September 30, 2016.

Federal regulations require us to review and classify our assets on a regular basis. In addition, our banking regulators have the authority to identify problem assets and, if appropriate, require them to be classified. Our credit review process includes a risk classification of all commercial and residential loans that includes four levels of pass, special mention, substandard, doubtful and loss. A loan is classified as pass when payments are current and it is performing under the original contractual terms. A loan is classified as special mention when the borrower exhibits potential credit weakness or a downward trend which, if not checked or corrected, will weaken the asset or inadequately protect our position. While potentially weak, the borrower is currently marginally acceptable; no loss of principal or interest is envisioned. A loan is classified as substandard when the borrower has a well-defined weakness or weaknesses that jeopardize the orderly liquidation of the debt. A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor, normal repayment from this borrower is in jeopardy, and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. A loan is classified as doubtful when a borrower has all weaknesses inherent in a substandard loan with the added provision that: (1) the weaknesses make collection of debt in full on the basis of currently existing facts, conditions and values highly questionable and improbable; (2) serious problems exist to the point where a partial loss of principal is likely; and (3) the possibility of loss is extremely high, but because of certain important, reasonably specific pending factors that may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens and additional refinancing plans. A loan is classified as loss when all or a portion of the loan is considered uncollectible and of such little value that its continuance on our books without establishment of a specific valuation allowance or charge off is not warranted. This classification does not necessarily mean that the loan has no recovery or salvage value. Rather, it indicates that there is significant doubt about whether, how much or when recovery will occur. Accordingly, it is not practical or desirable to defer a write-off on the loan. In all cases, loans are placed on non-accrual when 90 days past due or earlier if collection of principal or interest is considered doubtful.

	At December 31,						At September 30,
	2018			2017			2017
	Days Past Due			Days Past Due			Days Past Due
	30-59	60-89	90 or more	30-59	60-89	90 or more	30-59	60-89	90 or more
	(In thousands)
Real estate loans:
One-to-four family	$8,384	$1,518	$819	$7,080	$1,229	$3,360	$3,924	$932	$3,496
Multifamily and commercial	1,870	1,425	154	138	380	1,329	—	123	1,510
Construction	—	—	—	—	—	—	—	—	—

Commercial business loans	208	279	911	89	730	1,263	—	388	1,038

Consumer loans:
Home equity loans and advances	1,550	173	905	1,421	26	573	1,437	187	351
Other consumer loans	—	—	—	—	—	—	1	—	—
Total	$12,012	$3,395	$2,789	$8,728	$2,365	$6,525	$5,362	$1,630	$6,395

	At September 30,
	2016			2015			2014
	Days Past Due			Days Past Due			Days Past Due
	30-59	60-89	90 or more	30-59	60-89	90 or more	30-59	60-89	90 or more
	(In thousands)
Real estate loans:
One-to four-family	$9,401	$1,338	$4,538	$14,015	$3,707	$10,106	$11,085	$4,196	$22,600
Commercial and multifamily	1,030	275	4,257	3,758	1,232	3,306	4,669	1,552	10,236
Construction	—	—	—	—	—	639	—	420	2,931

Commercial business loans	60	—	1,608	350	464	1,729	337	131	3,018

Consumer loans:
Home equity loans and advances	2,855	436	1,667	3,189	648	2,110	2,587	694	8,537
Other consumer loans	1	—	—	8	—	—	6	—	—
Total	$13,347	$2,049	$12,070	$21,320	$6,051	$17,890	$18,684	$6,993	$47,322

The following table summarizes classified and criticized assets of all portfolio types at the dates indicated:

	At December 31,		At September 30,
	2018	2017	2017	2016	2015	2014
	(In thousands)
Classified loans:
Substandard	$23,345	$31,836	$30,935	$44,885	$45,131	$86,646
Doubtful	—	—	—	—	49	1,434
Total classified loans	23,345	31,836	30,935	44,885	45,180	88,080
Special mention	9,074	8,460	14,947	11,509	19,957	29,789
Total criticized loans	$32,419	$40,296	$45,882	$56,394	$65,137	$117,869

All impaired loans classified as substandard and doubtful are written down to the fair value of their collateral if the loan is collateral dependent.

Analysis and Determination of the Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance for loans individually evaluated for impairment and (2) a general valuation allowance for loans collectively evaluated for impairment.

Specific Allowance (Individually Evaluated for Impairment). Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any relationships have deteriorated, considering factors such as historical loss experience, trends in delinquency and non-performing loans, changes in risk composition and underwriting standards, the experience and ability of staff and regional and national economic conditions and trends.

Our loan officers and loan servicing staff identify and manage potential problem loans within our commercial loan portfolio. Non-performing assets within the commercial loan portfolio are transferred to the Special Assets Department for workout or litigation. The Special Assets Department reports directly to the Chief Credit Officer. Changes in management, financial or operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For our commercial loan portfolio, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit management and the Internal Loan Review Department and revised, if needed, to reflect the borrower’s current risk profiles and the related collateral positions.

The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. When a credit’s risk rating is downgraded to a certain level, the relationship must be reviewed and detailed reports completed that document risk management strategies for the credit going forward, and the appropriate accounting actions to take in accordance with generally accepted accounting principles in the United States. When credits are downgraded beyond a certain level, our Special Assets and Loan Servicing Departments become responsible for managing the credit risk.

The Asset Classification Committee reviews risk rating actions (specifically downgrades or upgrades between pass and the criticized and classified categories) recommended by Lending, Loan Servicing, Commercial Credit, Internal Loan Review and/or Special Assets Departments on a quarterly basis. Our Commercial Credit, Internal Loan Review, Lending, and Loan Servicing Departments monitor our commercial, residential and consumer loan portfolios for credit risk and deterioration considering factors such as delinquency, loan to value ratios and credit scores.

When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral supporting the loans. Management documents the collateral type, date of the most recent valuation, and whether any liens exist, to determine the value to compare against the committed loan amount. If a loan is identified as impaired and is collateral dependent, an updated appraisal is obtained to provide a baseline in determining the property’s fair value. A collateral dependent impaired loan is written down to its appraised value and a specific allowance is established to cover potential selling costs. If the collateral value is subject to significant volatility (due to location of asset, obsolescence, etc.) an appraisal is obtained more frequently. In-house revaluations are typically performed on a quarterly basis and updated appraisals are obtained annually, if determined necessary.

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral or the net present value of expected future cash flows. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 180 days, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.

General Allowance (Collectively Evaluated for Impairment). Additionally, we reserve for certain inherent, but undetected, losses that are probable within the loan portfolio. This is due to several factors, such as, but not limited to, inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions and the interpretation of economic trends. While this analysis is conducted at least quarterly, we have the ability to revise the allowance factors whenever necessary to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

A comprehensive analysis of the allowance for loan losses is performed on a quarterly basis. The entire allowance for loan losses is available to absorb losses in the loan portfolio irrespective of the amount of each separate element of the allowance. Our principal focus, therefore, is on the adequacy of the total allowance for loan losses.

The allowance for loan losses is maintained at levels that management considers appropriate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management’s evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be sufficient should the quality of loans deteriorate as a result of the factors described above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. The allowance for loan losses is subject to review by our banking regulators. On an annual basis our primary bank regulator conducts an examination of the allowance for loan losses and makes an assessment regarding its adequacy and the methodology employed in its determination. Our regulators may require the allowance for loan losses to be increased based on their review of information available to them at the time of their examination.

	At December 31,						At September 30,
	2018			2017			2017
	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category
	(Dollars in thousands)
Real estate loans:
One-to-four family	$15,232	24.4%	0.8%	$19,991	34.4%	1.2%	$18,533	33.9%	1.2%
Multifamily and commercial	23,251	37.3	1.1	19,933	34.3	1.1	18,029	33.0%	1.0
Construction	7,217	11.6	2.8	5,217	9.0	2.2	5,299	9.7%	2.4
Commercial business	14,176	22.7	4.2	8,275	14.2	3.0	8,480	15.5%	3.2
Consumer loans:
Home equity loans and advances	2,458	3.9	0.6	4,576	7.9	1.0	4,190	7.7%	0.9
Other consumer loans	8	—	0.7	8	—	0.8	8	—%	0.6
Total allocated allowance	62,342	100.0%	1.3%	58,000	99.7%	1.3%	54,539	99.8%	1.3%
Unallocated	—	—%		178	0.3%		94	0.2%
Total allowance for loan losses	$62,342	100.0%	1.3%	$58,178	100.0%	1.3%	$54,633	100.0%	1.3%

	At September 30,
	2016			2015			2014
	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category
	(Dollars in thousands)
Real estate loans:
One-to-four family	$18,638	35.9%	1.2%	$16,442	28.9%	1.1%	$12,194	21.1%	0.8%
Multifamily and commercial	17,390	33.5%	1.1	20,352	35.7%	1.4%	21,888	37.8%	1.7
Construction	5,960	11.5%	3.2	6,248	11.0%	4.7%	6,108	10.5%	4.6
Commercial business loans	5,721	11.0%	3.2	7,094	12.5%	4.1%	7,297	12.6%	6.2
Consumer loans:
Home equity loans and advances	4,052	7.8%	0.8	6,111	10.7%	1.2%	5,891	10.2%	1.1
Other consumer loans	11	—%	0.8	4	—%	0.4%	81	0.1%	6.9
Total allocated allowance	51,772	99.8	1.3	56,251	98.8	1.5%	53,459	92.3	1.5
Unallocated	95	0.2		697	1.2		4,445	7.7
Total allowance for loan losses	$51,867	100.0%	1.3%	$56,948	100.0%	1.5%	$57,904	100.0%	1.6%

One-to-Four Family Loan Portfolio.   The allowance for the one-to-four family loan portfolio was $15.2 million, or 0.8% of one-to-four family loans, at December 31, 2018, compared to $20.0 million, or 1.2% of one-to-four family loans, at December 31, 2017. Our one-to-four family loan delinquencies decreased $948,000, or 8.1%, to $10.7 million at December 31, 2018 from $11.7 million at December 31, 2017 and net charge-offs were $256,000 for the year ended December 31, 2018 compared to $1.1 million for the year ended December 31, 2017. A portion of the charge-offs recognized during 2018 and 2017 related to sales of classified one-to-four family loans to third parties. Management’s decision to sell certain classified one-to-four family loans rather than foreclose on the properties was due to the extended period of time it takes for foreclosures and evictions to be completed in the State of New Jersey. We believe the balance of one-to-four family reserves is appropriate given the decrease in delinquencies, continued low charge-off levels, and improved credit metrics, even though there was an increase in the portfolio balance year over year.

Multifamily and Commercial Real Estate Loan Portfolio.   The portion of the allowance for loan losses related to the multifamily and commercial real estate loan portfolio totaled $23.3 million or 1.1% of commercial loans at December 31, 2018, as compared to $19.9 million or 1.1% of multifamily and commercial real estate loans at December 31, 2017. We experienced a $6.0 million decrease in criticized and classified loans to $13.5 million at December 31, 2018 compared to $19.4 million at December 31, 2017. Multifamily and commercial real estate loan delinquencies increased to $3.4 million at December 31, 2018 from $1.8 million at December 31, 2017. Net charge-offs were $127,000 for the year ended December 31, 2018 compared to $1.0 million for the year ended December 31, 2017. We continue to charge-off any cash flow or collateral deficiency for non-performing loans once a loan is 90 days past due. We believe the multifamily and commercial reserve ratio is appropriate given the increase in the balance of the portfolio and delinquencies year over year, which was partially mitigated by improved credit metrics.

Construction Loan Portfolio.   The portion of the allowance for loan losses related to the construction portfolio totaled $7.2 million or 2.8% of construction loans at December 31, 2018, as compared to $5.2 million or 2.2% at December 31, 2017. At December 31, 2018 and 2017, we had no classified or criticized construction loans. At December 31, 2018 and 2017, we had no construction loans that were non-performing and recorded a $3,000 recovery on a construction loan during 2018. We believe the increase in the construction reserve was appropriate due to the increase in the balance of these loans along with the increased credit risk associated with this portfolio.

Commercial Business Loan Portfolio. The portion of the allowance for loan losses related to the commercial business loan portfolio totaled $14.2 million or 4.2% of commercial business loans at December 31, 2018, which increased from $8.3 million or 3.0% of commercial business loans at December 31, 2017. We experienced a $3.8 million increase in criticized and classified commercial business loans to $13.4 million at December 31, 2018 as compared to $9.6 million at December 31, 2017. Commercial business loan delinquencies decreased $684,000 to $1.4 million at December 31, 2018 from $2.1 million at December 31, 2017. Net charge-offs were $2.0 million for the year ended December 31, 2018 compared to $250,000 for the year ended December 31, 2017. We continue to charge-off any cash flow or collateral deficiency for non-performing loans once a loan is 90 days past due. We believe the reserve was appropriate given the inherent credit risk of commercial business loans.

Home Equity Loans and Advances. The allowance for the home equity loan portfolio decreased to $2.5 million, or 0.6% of consumer loans, at December 31, 2018 compared to $4.6 million, or 1.0% of consumer loans, at December 31, 2017. Home equity delinquencies increased $608,000 to $2.6 million at December 31, 2018 from $2.0 million at December 31, 2017. Net charge-offs were $169,000 for the year ending December 31, 2018 compared to $1.1 million for the year ending December 31, 2017. As discussed previously, management elected to sell select home equity loans during 2018 and 2017 due to the slow foreclosure and eviction process in the State of New Jersey. We believe the increase in the consumer reserve was appropriate based upon the increase in net charge-offs year over year and a change in management of the consumer loan department.

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

	At or For the Years Ended December 31,		At or For the Years Ended September 30,
	2018	2017	2017	2016	2015	2014
	(Dollars in thousands)
Allowance at beginning of period	$58,178	$51,849	$51,867	$56,948	$57,904	$61,292

Provision for loan losses	6,677	9,826	6,426	417	5,099	8,741
Charge-offs:
Real estate loans:
One-to-four family	(590)	(1,412)	(1,402)	(3,496)	(4,280)	(10,614)
Multifamily and commercial	(129)	(1,082)	(1,080)	(879)	(310)	(174)
Construction	—	—	—	(321)	(334)	(1,295)
Total real estate loans	(719)	(2,494)	(2,482)	(4,696)	(4,924)	(12,083)

Commercial business loans	(2,199)	(586)	(606)	(458)	(1,246)	(366)

Consumer loans:
Home equity loans and advances	(291)	(1,144)	(1,140)	(1,053)	(2,777)	(912)
Other consumer loans	(11)	(19)	(16)	(12)	(1)	(14)
Total consumer loans	(302)	(1,163)	(1,156)	(1,065)	(2,778)	(926)
Total charge-offs	(3,220)	(4,243)	(4,244)	(6,219)	(8,948)	(13,375)

Recoveries:
Real estate loans:
One-to-four family	334	274	268	158	557	780
Multifamily and commercial	2	75	75	23	55	55
Construction	3	—	—	76	1,222	94
Total real estate loans	339	349	343	257	1,834	929

Commercial business loans	240	336	182	408	1,020	199

Consumer loans:
Home equity loans and advances	122	59	59	55	36	118
Other consumer loans	6	2	—	1	3	—
Total consumer loans	128	61	59	56	39	118
Total recoveries	707	746	584	721	2,893	1,246
Net charge-offs	(2,513)	(3,497)	(3,660)	(5,498)	(6,055)	(12,129)
Allowance at end of period:	$62,342	$58,178	$54,633	$51,867	$56,948	$57,904

Total loans outstanding	$4,962,289	$4,446,015	$4,353,121	$3,977,634	$3,816,389	$3,544,536
Average loans outstanding	$4,711,915	$4,312,887	$4,236,825	$3,888,992	$3,715,533	$3,404,031
Allowance to non-performing loans	2,235.28%	891.62%	854.31%	424.44%	268.70%	110.84%
Allowance to total gross loans at end of period	1.26%	1.31%	1.26%	1.30%	1.49%	1.63%
Net charge-offs to average loans outstanding during the period	0.05%	0.08%	0.09%	0.14%	0.16%	0.36%

Interest Rate Risk Management

Interest rate risk is defined as the exposure to current and future earnings and capital that arises from adverse movements in interest rates. Depending on a bank’s asset/liability structure, adverse movements in interest rates could be either rising or falling interest rates. For example, a bank with predominantly long-term fixed-rate assets and short-term liabilities could have an adverse earnings exposure to a rising rate environment. Conversely, a short-term or variable-rate asset base funded by longer-term liabilities could be negatively affected by falling rates. This is referred to as re-pricing or maturity mismatch risk.

Interest rate risk also arises from changes in the slope of the yield curve (yield curve risk), from imperfect correlations in the adjustment of rates earned and paid on different instruments with otherwise similar re-pricing characteristics (basis risk), and from interest rate related options embedded in our assets and liabilities (option risk).

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at December 31, 2018 indicate a level of risk within the parameters of our model. Our management believes that the December 31, 2018 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

Model Simulation Analysis.   We view interest rate risk from two different perspectives. The traditional accounting perspective, which defines and measures interest rate risk as the change in net interest income and earnings caused by a change in interest rates, provides the best view of short-term interest rate risk exposure. We also view interest rate risk from an economic perspective, which defines and measures interest rate risk as the change in the market value of portfolio equity caused by changes in the values of assets and liabilities, which fluctuate due to changes in interest rates. The market value of portfolio equity, also referred to as the economic value of equity, is defined as the present value of future cash flows from existing assets, minus the present value of future cash flows from existing liabilities.

These two perspectives give rise to income simulation and economic value simulation, each of which presents a unique picture of our risk of any movement in interest rates. Income simulation identifies the timing and magnitude of changes in income resulting from changes in prevailing interest rates over a short-term time horizon (usually one or two years). Economic value simulation reflects the interest rate sensitivity of assets and liabilities in a more comprehensive fashion, reflecting all future time periods. It can identify the quantity of interest rate risk as a function of the changes in the economic values of assets and liabilities, and the corresponding change in the economic value of equity of Columbia Bank. Both types of simulation assist in identifying, measuring, monitoring and controlling interest rate risk and are employed by management to ensure that variations in interest rate risk exposure will be maintained within policy guidelines.

We produce these simulation reports and review them with our management Asset / Liability Committee and Board Risk Committee on at least a quarterly basis. The simulation reports compare baseline (no interest rate change) to the results of an interest rate shock, to illustrate the specific impact of the interest rate scenario tested on income and equity. The model, which incorporates all asset and liability rate information, simulates the effect of various interest rate movements on income and equity value. The reports identify and measure our interest rate risk exposure present in our current asset/liability structure. Management considers both a static (current position) and dynamic (forecast changes in volume) analysis as well as non-parallel and gradual changes in interest rates and the yield curve in assessing interest rate exposures.

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk.

The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at December 31, 2018. The income simulation analysis presented represents a one year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, assumed prepayment rates may not approximate actual future prepayment activity on mortgage-backed securities or agency issued collateralized obligations (secured by one- to four-family loans and multifamily loans). Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates and assumes a constant asset base. Management periodically reviews the rate assumptions based on existing and projected economic conditions and consults with industry experts to validate our model and simulation results.

The table below sets forth, as of December 31, 2018, Columbia Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and its subsidiaries only and does not include any assets of Columbia Financial, Inc.

	Twelve Month Net Interest Income			Net Portfolio Value
Change in Interest Rates (Basis Points)	Amount	Dollar change	Percent of change	Estimated NPV	Present value ratio	Percent change
	(Dollars in thousands)

+200	$159,254	$(168)	(0.11)%	$866,359	14.10%	(17.2)%
+100	160,150	728	0.46	964,477	15.16	(7.8)
Base	159,422	—	—	1,046,450	15.91	—
-100	158,835	(587)	(0.37)	1,087,060	16.05	3.9

As of December 31, 2018, based on the scenarios above, net interest income would increase by approximately 0.46% if rates were to rise 100 basis points, but would decrease by 0.11% if rates were to rise 200 basis points over a one-year time horizon. One-year net interest income would decrease by approximately 0.37% in a declining interest rate environment over the same period.

Economic value at risk would be negatively impacted by any rise in interest rates. We have established an interest rate floor of zero percent for measuring interest rate risk. The results reflect the relatively long terms of a portion of our assets which is captured by the economic value at risk but has less impact on the one year net interest income sensitivity.

Overall, our December 31, 2018 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

Liquidity Management

Liquidity risk is the risk of being unable to meet future financial obligations as they come due at a reasonable funding cost. We mitigate this risk by attempting to structure our balance sheet prudently and by maintaining diverse borrowing resources to fund potential cash needs. For example, we structure our balance sheet so that we fund less liquid assets, such as loans, with stable funding sources, such as retail deposits, long-term debt, wholesale deposits, and capital. We assess liquidity needs arising from asset growth, maturing obligations, and deposit withdrawals, taking into account operations in both the normal course of business and times of unusual events. In addition, we consider our off-balance sheet arrangements and commitments that may impact liquidity in certain business environments.

Our Asset and Liability Committee measures liquidity risks, sets policies to manage these risks, and reviews adherence to those policies at its quarterly meetings. For example, we manage the use of short-term unsecured borrowings as well as total wholesale funding through policies established and reviewed by our Asset and Liability Committee. In addition, the risk committee of our board of directors reviews liquidity limits and reviews current and forecasted liquidity positions at each of its regularly scheduled meetings.

We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth or financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds and dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and through the Federal Home Loan Bank system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our securities portfolio. As of December 31, 2018, the potential liquidity from these sources is an amount we believe currently exceeds any contingent liquidity need.

Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of securities, working capital, and debt and capital management. In addition, contingent uses of funds may arise from events such as financial market disruptions.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) repayment of borrowings, and (5) the objectives of our asset/liability management program. Excess liquid assets are generally invested in fed funds.

Sources of Funds. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2018, total cash and cash equivalents totaled $42.2 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $1.0 billion at December 31, 2018. At December 31, 2018, we had $1.2 billion in Federal Home Loan Bank advances outstanding. In addition, if

Columbia Bank requires funds beyond its ability to generate them internally, it can borrow funds under an overnight advance program up to Columbia Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings.

Our primary sources of funds include a large, stable deposit base. Core deposits (consisting of demand, savings and money market accounts), primarily generated from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $2.7 billion at December 31, 2018, representing a decrease of $145.9 million, from $2.9 billion at December 31, 2017. The decrease in core deposits was primarily driven by a $151.0 million decrease in interest-bearing transaction accounts, mostly comprised of a $109.5 million decrease in municipal deposits. We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources include federal funds purchased from other banks, securities sold under agreements to repurchase, and Federal Home Loan Bank advances. Aggregate wholesale funding totaled $1.2 billion at December 31, 2018, compared to $929.1 million as of December 31, 2017. In addition, at December 31, 2018, we had availability to borrow additional funds, subject to our ability to collateralize such borrowings from the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York.

A significant use of our liquidity is the funding of loan originations. At December 31, 2018, Columbia Bank had $195.2 million in loan commitments outstanding, which primarily consisted of commitments to fund loans of $29.6 million, $73.2 million, and $71.1 million, in one-to-four family real estate, multifamily and commercial real estate and construction loans respectively. There was also $714.6 million in unused commercial business and consumer lines of credit, and $7.0 million in commercial letters of credit. Another significant use of Columbia Bank’s liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2018 totaled $1.1 billion, or 65.1% of total certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits and borrowings than we currently pay on the certificates of deposit due on or before December 31, 2019. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations at December 31, 2018:

	Payments due by period
	Total	One year or less	Over one year to three years	Over three years to five years	More than five years
	(In thousands)
Borrowed funds	$1,189,180	$761,900	$384,055	$43,225	$—
Commitments to fund loans	195,229	195,229	—	—	—
Unused lines of credit	714,610	436,868	55,951	46,975	174,816
Standby letters of credit	7,005	5,018	—	—	1,987
Operating lease obligations	21,115	3,596	6,799	5,511	5,209
Total	$2,127,139	$1,402,611	$446,805	$95,711	$182,012

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us, local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Columbia Financial is a separate legal entity from Columbia Bank and must provide for its own liquidity in addition to its operating expenses. Columbia Financial’s primary source of income is dividends received from Columbia Bank. The amount of dividends that Columbia Bank may declare and pay to Columbia Financial is generally restricted under federal regulations to the retained earnings of Columbia Bank. At December 31, 2018, on a stand-alone basis, Columbia Financial had liquid assets of $153.8 million.

Capital Management.   We are subject to various regulatory capital requirements administered by our federal banking regulators, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2018, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See "Item 1: Business - Regulation and Supervision - Federal Banking Regulations - Capital Requirements" and note 10 in the notes to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements.   In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, see note 13 to the consolidated financial statements included in this report.

For the years ended December 31, 2018 and 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Derivative Financial Instruments. Columbia Bank executes interest rate swaps with third parties in order to hedge the interest expense of short-term Federal Home Loan Bank advances. Those interest rate swaps are simultaneous with entering into the short-term borrowing with the Federal Home Loan Bank. These derivatives are designated as cash flow hedges and are not speculative. As these interest rate swaps meet the hedge accounting requirements, the effective portion of changes in the fair value are recognized in accumulated other comprehensive income. As of December 31, 2018, Columbia Bank had twenty-four interest rate swaps with an aggregate notional amount of $320.0 million.

Columbia Bank presently offers interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that Columbia Bank executes with a third party, such that Columbia Bank would minimize its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service Columbia Bank offers to certain customers. As the interest rate swaps would not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third party swap contracts are recognized directly in earnings. At December 31, 2018, we had interest rate swaps in place with three commercial banking customers hedged by offsetting interest rate swaps with third parties at a notional amount of $36.6 million.

Columbia Bank offers currency forward contracts to certain commercial banking customers to facilitate international trade. Those forward contracts are simultaneously hedged by offsetting forward contracts that Columbia Bank would execute with a third party, such that Columbia Bank would minimize its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service Columbia Bank offers to certain commercial customers. As the currency forward contract does not meet the hedge accounting requirements, changes in the fair value of both the customer forward contract and the offsetting forward contract is recognized directly in earnings. At December 31, 2018 Columbia Bank had no currency forward contracts in place.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 2 in the notes to the consolidated financial statements included in this report.

Effect of Inflation and Changing Prices

The consolidated financial statements and related consolidated financial data presented in this report have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services because such prices are affected by inflation to a larger extent than interest rates.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.     Financial Statements and Supplementary Data

The information required by this item is included beginning on page 76 of this report.

The following are included in this item:
(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Financial Statements:
	(1)	Consolidated Statements of Financial Condition as of December 31, 2018 and 2017
	(2)	Consolidated Statement of Income for the years ended December 31, 2018, September 30, 2017 and 2016 and the three months ended December 31, 2017
	(3)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, September 30, 2017 and 2016 and the three months ended December 31, 2017
	(4)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2018, September 30, 2017 and 2016 and the three months ended December 31, 2017
	(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2018, September 30, 2017 and 2016 and the three months ended December 31, 2017
	(6)	Notes to the Consolidated Financial Statements
(C)	Columbia Financial, Inc. Condensed Financial Statements
	(1)	Statements of Financial Condition as of December 31, 2018 and 2017
	(2)	Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2018, September 30, 2017 and 2016 and the three months ended December 31, 2017
	(3)	Statements of Cash Flows for the years ended December 31, 2018, September 30, 2017 and 2016 and the three months ended December 31, 2017

Item 9.     Change in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2018. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include management’s report regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Board of Directors

For information relating to the directors of the Company, the section captioned “Proposal 1-Election of Directors” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information relating to officers of the Company, see Part I, Item 1, “Business-Executive Officers” to this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Stock Ownership-Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning the Company’s Code of Ethics, the information contained under the section captioned “Corporate Governance-Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on the Company’s website at www.columbiabankonline.com.

Corporate Governance

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance-Meetings and Committees of the Board of Directors-Audit Committee” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.     Executive Compensation

Executive Compensation

For information regarding executive compensation, the sections captioned “Executive Compensation” and “Proposal 1-Election of Directors-Director Compensation” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                  Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

(b)                  Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

(c)                   Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the registrant.

(d)                  Equity Compensation Plan Information

The following table sets forth information about the Company's common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2018.

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not yet approved by stockholders	—	—	—
Total	—	$—	—

Item 13.    Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information-Transactions with Related Persons” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance

For information regarding director independence, the section captioned “Proposal 1-Election of Directors” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

For information regarding the principal accountant fees and expenses, the section captioned “Items to Be Voted on By Stockholders-Proposal 3-Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

	No.	Description	Location

	3.1	Second Amended and Restated Certificate of Incorporation of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	3.2	Amended Bylaws of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	4.0	Specimen Stock Certificate of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.1	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Thomas J. Kemly+	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.2	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Dennis E. Gibney+	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.3	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Thomas Allen, Jr.+	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.4	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Geri M. Kelly+	Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.5	Employment Agreement between Columbia Financial, Inc., Columbia Bank and John Klimowich+	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.6	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Mark S. Krukar+	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.7	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Brian W. Murphy+	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.8	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Allyson Schlesinger+	Filed herewith

10.9	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Joseph F. Dempsey+	Filed herewith

10.10	Form of Columbia Bank Supplemental Executive Retirement Plan+	Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.11	Columbia Bank Stock-Based Deferral Plan+	Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.12	Columbia Bank Director Deferred Compensation Plan, as amended+	Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.13	Columbia Bank Retirement Income Maintenance Plan+	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.14	Columbia Bank Non-Qualified Savings Income Maintenance Plan, as amended+	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

21.0	Subsidiaries	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements

Filed herewith

+ Management contract or compensatory plan, contract or arrangement.

Item 16.    Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Columbia Financial, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Columbia Financial, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2018, the three-months ended December 31, 2017, and the years ended September 30, 2017 and 2016, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018, the three months ended December 31, 2017 and the years ended September 30, 2017 and 2016 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1972.

Short Hills, New Jersey
March 29, 2019

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Cash and due from banks	$42,065	$65,334
Short-term investments	136	164
Total cash and cash equivalents	42,201	65,498

Securities available for sale, at fair value	1,034,758	710,570
Securities held to maturity, at amortized cost (fair value of $254,841, and $236,125 at December 31, 2018 and 2017, respectively)	262,143	239,618
Federal Home Loan Bank stock	58,938	44,664
Loans held-for-sale, at fair value	8,081	—

Loans receivable	4,979,182	4,458,648
Less: allowance for loan losses	62,342	58,178
Loans receivable, net	4,916,840	4,400,470

Accrued interest receivable	18,894	15,915
Real estate owned	92	959
Office properties and equipment, net	52,050	42,620
Bank-owned life insurance	184,488	150,521
Goodwill and intangible assets	6,085	5,997
Other assets	107,048	89,668
Total assets	$6,691,618	$5,766,500

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$4,413,873	$4,263,315
Borrowings	1,189,180	929,057
Advance payments by borrowers for taxes and insurance	32,030	25,563
Accrued expenses and other liabilities	84,475	76,495
Total liabilities	5,719,558	5,294,430

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 115,889,175 shares issued and outstanding at December 31, 2018 and none at December 31, 2017	1,159	—
Additional paid-in capital	527,037	—
Retained earnings	560,216	537,480
Accumulated other comprehensive loss	(71,897)	(65,410)
Common stock held by the Employee Stock Ownership Plan	(43,835)	—
Stock held by Rabbi Trust	(1,259)	—
Deferred compensation obligations	639	—
Total stockholders' equity	972,060	472,070
Total liabilities and stockholders' equity	$6,691,618	$5,766,500

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data)

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2018	2017	2017	2016
Interest income:
Loans receivable	$189,869	$43,043	$164,849	$152,110
Securities available for sale	25,338	5,074	17,163	15,145
Securities held to maturity	7,147	382	68	—
Federal funds and interest earning deposits	1,175	103	308	205
Federal Home Loan Bank stock dividends	2,761	567	1,838	1,517
Total interest income	226,290	49,169	184,226	168,977
Interest expense:
Deposits	39,523	7,631	25,581	24,062
Borrowings	22,733	4,609	18,865	19,900
Total interest expense	62,256	12,240	44,446	43,962

Net interest income	164,034	36,929	139,780	125,015

Provision for loan losses	6,677	3,400	6,426	417

Net interest income after provision for loan losses	157,357	33,529	133,354	124,598

Non-interest income:
Demand deposit account fees	3,987	960	3,669	3,271
Bank-owned life insurance	5,208	1,089	4,936	4,370
Title insurance fees	4,297	1,017	4,163	4,198
Loan fees and service charges	2,519	565	1,976	1,971
Gain (loss) on securities transactions, net	116	(60)	(1,689)	355
Gain (loss) on sale of loans	618	—	(380)	655
(Loss) gain on sale of real estate owned	(56)	—	233	(441)
Other non-interest income	4,999	1,162	4,264	4,548
Total non-interest income	21,688	4,733	17,172	18,927

Non-interest expense:
Compensation and employee benefits	69,907	15,624	62,993	58,115
Occupancy	14,547	3,382	13,315	12,798
Federal deposit insurance premiums	1,893	414	1,652	2,381
Advertising	4,137	1,408	4,078	2,938
Professional fees	1,432	398	1,354	1,061
Data processing	2,600	595	2,244	2,143
Charitable contribution to foundation	34,767	—	3,603	347
Other non-interest expense	16,103	3,780	14,207	13,986
Total non-interest expense	145,386	25,601	103,446	93,769

Income before income tax expense	33,659	12,661	47,080	49,756

Income tax expense	10,923	8,983	16,008	16,803

Net income	$22,736	$3,678	$31,072	$32,953

Basic and diluted earnings per share	$0.20	N/A	N/A	N/A
Weighted average shares outstanding	111,395,723	N/A	N/A	N/A

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2018	2017	2017	2016

Net income	$22,736	$3,678	$31,072	$32,953

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available for sale	(5,778)	(3,131)	(11,498)	4,674
Accretion of unrealized gain on securities reclassified as held to maturity	(13)	(58)	8	—
Reclassification adjustment for gain (loss) included in net income	(92)	47	1,689	(355)
	(5,883)	(3,142)	(9,801)	4,319

Derivatives, net of tax:
Unrealized (loss) on swap contracts	(2,230)	162	62	—

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(491)	(43)	(73)	(73)
Reclassification adjustment of actuarial net loss included in net income	1,996	(103)	7,593	5,864
Change in funded status of retirement obligations	121	(5,670)	7,397	(21,397)
Tax effects resulting from the adoption of ASU No. 2018-02	—	(10,434)	—	—
	1,626	(16,250)	14,917	(15,606)

Total other comprehensive (loss) income	(6,487)	(19,230)	5,178	(11,287)

Total comprehensive income (loss), net of tax	$16,249	$(15,552)	$36,250	$21,666

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common stock	Additional paid-in-capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Common stock held by the employee stock ownership plan	Stock held by Rabbi Trust	Deferred compensation obligations	Total stockholders' equity
Balance at September 30, 2015	$—	$—	$458,069	$(40,071)	$—	$—	$—	$417,998
Net income	—	—	32,953	—	—	—	—	32,953
Other comprehensive loss	—	—	—	(11,287)	—	—	—	(11,287)
Balance at September 30, 2016	—	—	491,022	(51,358)	—	—	—	439,664

Net income	—	—	31,072	—	—			31,072
Other comprehensive income	—	—	—	5,178	—	—	—	5,178
Balance at September 30,2017	—	—	522,094	(46,180)	—	—	—	475,914

Net income	—	—	3,678	—	—	—	—	3,678
Other comprehensive loss	—	—	—	(7,522)	—			(7,522)
Reclassification of tax effects resulting from the adoption of ASU No. 2018-02			11,708	(11,708)	—	—	—	—
Balance at December 31, 2017	—	—	537,480	(65,410)	—	—	—	472,070

Net income	—	—	22,736	—	—	—	—	22,736
Other comprehensive loss	—	—	—	(6,487)	—	—	—	(6,487)
Issuance of common stock to Columbia Bank, MHC	626	—	—	—	—	—	—	626
Issuance of common stock in initial public offering	498	491,304	—	—	—	—	—	491,802
Issuance of shares to Columbia Bank Foundation	35	34,732	—	—	—	—	—	34,767
Purchase of Employee Stock Ownership Plan shares	—	—	—	—	(45,428)	—	—	(45,428)
Employee Stock Ownership Plan shares committed to be released	—	1,001	—	—	1,593	—	—	2,594
Funding of deferred compensation obligations						(1,259)	639	(620)
Balance at December 31, 2018	$1,159	$527,037	$560,216	$(71,897)	$(43,835)	$(1,259)	$639	$972,060

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2018	2017	2017	2016
Cash flows from operating activities:
Net income	$22,736	$3,678	$31,072	$32,953
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees and costs, premiums and discounts	1,965	439	1,006	745
Net amortization of premiums and discounts on securities	1,212	328	1,460	2,013
Net amortization of mortgage servicing rights	(88)	22	105	105
Amortization of debt issuance costs	890	14	53	53
Depreciation and amortization of office properties and equipment	3,839	863	3,364	3,178
Provision for loan losses	6,677	3,400	6,426	417
(Gain) loss on securities available for sale	(116)	60	1,689	(355)
Proceeds from sales of loans held-for-sale	—	—	40,564	42,411
Origination of loans held-for-sale	—	—	(40,280)	(23,812)
(Gain) loss on sale of loans receivable, net	(618)	—	380	(655)
Loss (gain) on real estate owned, net	56	—	(233)	441
Loss on write-down of real estate owned	55	—	—	—
(Gain) loss on disposal of office properties and equipment	(5)	—	169	38
Deferred tax (benefit) expense	(5,490)	7,491	(1,426)	2,930
Increase in accrued interest receivable	(2,979)	(1,228)	(1,531)	(1,864)
Increase in other assets	(11,053)	(15,557)	(11,681)	(269)
Increase in accrued expenses and other liabilities	7,980	3,905	9,840	5,033
Income on bank-owned life insurance	(5,208)	(1,089)	(4,936)	(4,370)
Contribution of common stock to Columbia Bank Foundation	34,767	—	—	—
Employee stock ownership plan expense	2,594	—	—	—
Increase in deferred compensation obligations under Rabbi Trust	(620)	—	—	—
Net cash provided by operating activities	56,594	2,326	36,041	58,992

Cash flows from investing activities:
Proceeds from sales of securities available for sale	11,513	92	187,376	164,203
Proceeds from paydowns / maturities / calls of securities available for sale	69,977	7,009	68,409	96,956
Proceeds from paydowns / maturities / calls of securities held to maturity	8,820	1,845	769	—
Purchases of securities available for sale	(413,804)	(163,721)	(162,788)	(357,477)
Purchases of securities held to maturity	(31,639)	(108,640)	(30,484)	—
Proceeds from sales of loans held-for-sale	3,615	—	—	—
Proceeds from sales of loans receivable	32,039	—	62,407	28,624
Purchases of loans receivable	(32,251)	(56,095)	(20,473)	(21,149)
Net increase in loans receivable	(536,129)	(41,157)	(425,926)	(196,106)

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2018	2017	2017	2016

Purchase of bank-owned life insurance	$(30,000)	$—	$(4,500)	$(6,000)
Death benefit proceeds from bank-owned life insurance	1,241	—	1,631	—
Proceeds from redemptions of Federal Home Loan Bank stock	67,035	6,476	33,193	16,560
Purchases of Federal Home Loan Bank stock	(81,309)	(15,296)	(35,035)	(16,138)
Proceeds from sales of office properties and equipment	8	—	17	—
Additions to office properties and equipment	(13,272)	(2,648)	(6,527)	(3,665)
Proceeds from sales of real estate owned	1,007	—	1,614	3,620
Net cash used in investing activities	(943.149)	(372,135)	(330,317)	(290,572)

Cash flows from financing activities:
Net increase in deposits	150,558	139,887	300,613	250,191
Proceeds from long-term borrowings	220,980	—	168,400	10,000
Payments on long-term borrowings	(210,000)	(90,000)	(90,000)	(55,000)
Net increase (decrease) in short-term borrowings	299,800	286,000	(27,400)	24,400
Payment for trust preferred securities	(51,547)	—	—	—
Increase (decrease) in advance payments by borrowers for taxes and insurance	6,467	(1,555)	(2,056)	4,505
Issuance of common stock	492,428	—	—	—
Purchase of employee stock ownership plan shares	(45,428)	—	—	—
Net cash provided by financing activities	863,258	334,332	349,557	234,096

Net (decrease) increase in cash and cash equivalents	(23,297)	(35,477)	55,281	2,516

Cash and cash equivalents at beginning of period	65,498	100,975	45,694	43,178
Cash and cash equivalents at end of period	$42,201	$65,498	$100,975	$45,694

Cash paid during the period for:
Interest on deposits and borrowings	$61,987	$11,484	$44,397	$44,545
Income tax payments, net	21,325	1,393	27,784	8,038

Non-cash investing and financing activities:
Transfer of loans receivable to real estate owned	$251	$566	$515	$2,278
Transfer of loans receivable to loans held-for-sale	11,696	—	—	—
Transfer of securities from available for sale to held to maturity	—	—	103,680	—
Securitization of loans	—	—	—	17,169

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)    Business

On April 19, 2018, Columbia Financial, Inc. completed its minority stock offering, after receiving all regulatory approvals. In connection with the closing, 62,580,155 shares of its common stock was issued to Columbia Bank, MHC (the "MHC"), the mutual holding company of Columbia Financial, Inc., 3,476,675 shares to the Columbia Bank Foundation, Columbia Bank's charitable foundation, and 49,832,345 shares to depositors who subscribed for and were allocated shares in the minority stock offering, as well as the Columbia Bank Employee Stock Ownership Plan (the "ESOP"). The accounts of the MHC are not consolidated in the consolidated financial statements of the Company.

On May 22, 2018, the Board of Directors of the Company adopted a resolution to change the Company’s fiscal year end from September 30 to December 31, effective immediately as of the date of the Board resolution. In addition, on May 22, 2018, the Boards of Directors of the MHC and the Bank also adopted resolutions to change the MHC’s and the Bank’s fiscal year ends from September 30 to December 31, effective immediately as of the date of the Board resolutions.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Columbia Financial, Inc., its wholly-owned subsidiary, Columbia Bank (the "Bank") and the Bank's wholly-owned subsidiaries, Columbia Investment Services, Inc., 2500 Broadway Corp. 1901 Residential Management Co. LLC, Plaza Financial Services, Inc., First Jersey Title Services, Inc., Real Estate Management Corp. LLC, 1901 Commercial Management Co. LLC, and CSB Realty Corp. (collectively, the “Company”). In consolidation, all intercompany accounts and transactions are eliminated. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

The Company also owns 100% of the common stock of Columbia Financial Capital Trust I (the "Trust"). The Trust was used to issue trust preferred securities. In accordance with Accounting Standards Codification ("ASC") Topic 810, Consolidation, the Trust was classified as a variable interest entity and did not satisfy the conditions for consolidation. Accordingly, the Trust was treated as an unconsolidated subsidiary. In August 2018, the Company redeemed, in full $51.5 million of junior subordinated debt securities, which represented 100% of the assets of the Trust.

Basis of Financial Statement Presentation

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities as of the dates of the consolidated statements of financial condition, and revenues and expenses for the periods then ended. Such estimates are used in connection with the determination of the adequacy of the allowance for loan losses, evaluation of goodwill for impairment, evaluation of other-than-temporary impairment on securities, evaluation of the need for valuation allowances on deferred tax assets, and determination of liabilities related to retirement and other post-retirement benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile securities markets, and declines in the housing market and the economy generally have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits at other financial institutions. The Company is required by the Federal Reserve Bank System to maintain cash reserves equal to a percentage of certain deposits. At December 31, 2018 and 2017, the reserve requirement totaled $5.9 million and $4.1 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Securities

Securities include investment securities classified as available for sale and held to maturity. Management determines the appropriate classification of securities at the time of purchase. If the Company does not have the intent to hold securities until maturity, these securities are classified as available for sale. The available for sale securities portfolio is carried at estimated fair value, with any unrealized holding gains or losses, net of taxes, reported as a separate component of accumulated other comprehensive income or loss in Stockholders' Equity. The fair values of these securities are based on market quotations or matrix pricing as discussed in Note 3. Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair value of securities are other-than-temporary. In this evaluation, if such decline were deemed other-than temporary, management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell these securities or if it more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary and would be recognized as an expense in the current period.

Premiums and discounts on securities are amortized and accreted to income over the contractual lives of the securities using the level-yield method. Dividend and interest income are recognized when earned. Realized gains and losses are recognized when securities are sold or called based on the specific identification method.

In the ordinary course of business, securities are pledged as collateral in conjunction with the Company’s borrowings and lines of credit.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank of New York (the "FHLB"), is required to hold shares of capital stock of the FHLB at cost based on its activities, primarily its outstanding borrowings. The Bank carries the investment at cost, which approximates fair value.

Loans Held-for-Sale

Loans held-for-sale consist of conforming loans originated and intended for sale in the secondary market. These loans are carried at the lower of cost or estimated fair value, less costs to sell, as determined on an individual loan basis. Net unrealized losses, if any, are recognized in a valuation allowance through charges to earnings. Origination fees and costs on loans held-for-sale are deferred and recognized as a component of the gain or loss on sale. Loans held-for-sale are generally sold with loan servicing rights retained by the Bank.

Loans Receivable

Loans receivable are carried at unpaid principal balances adjusted by unamortized premiums and unearned discounts, net deferred origination fees and costs less the allowance for loan losses. The Bank defers loan origination fees and certain direct loan origination costs and accretes such amounts as an adjustment to the yield over the expected lives of the related loans using the level-yield method. Interest income on loans is accrued and credited to income as earned. Premiums and discounts on loans purchased are amortized or accreted as an adjustment to yield over the contractual lives of the related loans using methodologies which approximate the level-yield method.

A loan is considered delinquent when payment has not been received within 30 days of its contractual due date. The accrual of income on loans is discontinued when they are past due 90 days or more as to contractual obligations, or other circumstances indicate that collection is questionable. When a loan is placed on non-accrual status, any interest accrued but not received is reversed against interest income. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the ability to collect the loan. A loan is returned to accrual status when all amounts due have been received and the remaining principal is deemed collectible. Loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Loans Receivable (continued)

An impaired loan is defined as a loan for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. The Bank considers the population of loans in its impairment analysis to include all multifamily and commercial real estate, construction, and commercial business loans with an outstanding balance greater than $500,000 and not accruing, and loans modified in a troubled debt restructuring. The Company also considers residential real estate, and home equity loans and advances that are not accruing or modified in a troubled debt restructuring for impairment. Other loans may be included in the population of loans in its impairment analysis if management has specific information of a collateral shortfall. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Payments received on impaired loans are recognized on a cash basis.

Allowance for Loan Losses

Losses on loans are charged to the allowance for loan losses. Additions to this allowance are made by recoveries of loans previously charged off and by a provision charged to expense. The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio, economic conditions, historical loan loss experience and other factors that warrant recognition in providing an adequate allowance. Estimates and judgments required to establish the allowance include: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management regularly reviews the level of loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. While management uses available information, future additions to the allowance may be necessary based on changes in economic conditions in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and they may require the Bank to recognize additions to the allowance or additional write-downs based on judgments about information available to them at the time of their examination.

Troubled Debt Restructuring

Troubled debt restructured loans are those loans where the Company has granted a concession it would not otherwise consider because of economic or legal reasons pertaining to a debtor’s financial difficulties. A concession could include a reduced interest rate below a market rate, an extension of the term of the loan, or a combination of the two methods, but generally does not result in the forgiveness of principal or accrued interest. Not all concessions granted by the Company constitute a troubled debt restructuring. Once an obligation has been restructured and designated as a troubled debt restructuring, it continues to be designed as a restructured loan until paid in full. The Company records an impairment charge equal to the difference between the present value of expected future cash flows under the restructured terms discounted at the loan’s original effective interest rate, and the loan’s carrying value. Changes in the calculated impairment due to the passage of time are recorded as an adjustment to the allowance for loan losses.

Restructured loans that were accruing prior to the restructuring, where income was reasonably assured subsequent to the restructuring, maintain their accrual status. Restructured loans for which collectability was not reasonably assured are placed on non-accrual status, interest accruals cease, and uncollected accrued interest is reversed and charged against current income. A non-accrual restructured loan would be returned to an accrual status when there is a sustained period of repayment performance, generally six consecutive months, and both principal and interest are deemed collectible.

Loans Sold and Serviced

The Company periodically enters into Guarantor Swaps with Freddie Mac. In these types of transactions, the Company sells mortgage loans in exchange for Freddie Mac Mortgage Participation Certificates backed exclusively by the mortgages sold. The Company retains the servicing of the loans in these transactions. The Company also periodically sells loans to investors and continues to service such loans for a fee. Gains or losses on the sale of loans are recorded on the trade date using the specific-identification method.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Real Estate Owned

Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of the recorded investment in the loan at the time of foreclosure or fair value, less estimated costs to sell. Fair value is generally based on recent appraisals. The excess, if any, of the loan amount over the fair value of the asset acquired is charged off against the allowance for loan losses at the date the property is acquired. Subsequent write-downs in the value of real estate owned, as well as holding costs, and any gains or losses realized upon sale of the property are recorded as as incurred.

Office Properties and Equipment

Land is carried at cost. Office properties, land and building improvements, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of office properties and equipment is computed on a straight-line basis over their estimated useful lives (generally 40 years for buildings, 10 to 20 years for land and building improvements, 5 to 10 years for furniture and equipment). Leasehold improvements, carried at cost, net of accumulated depreciation, are amortized over the terms of the related leases or the estimated useful lives of the assets, whichever is shorter. Major improvements are capitalized, while repairs and maintenance costs are charged to expense as incurred. Upon retirement or sale, any gain or loss is recognized as incurred.

Bank-owned Life Insurance

Bank-owned life insurance is accounted for using the cash surrender value method and is recorded at its net realizable value. The change in the net asset value is recorded as a component of non-interest income. A deferred liability has been recorded for the estimated cost of post-retirement life insurance benefits accruing to applicable employees and directors covered by an endorsement split-dollar life insurance arrangement.

Goodwill and Intangible Assets

Intangible assets of the Bank consist of goodwill and mortgage servicing rights. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired, annually. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual goodwill impairment test as of December 31, 2018 based upon its qualitative assessment of goodwill and concluded that goodwill was not impaired and no further quantitative analysis was warranted.

Mortgage servicing rights are recorded when purchased or when originated mortgage loans are sold, with servicing rights retained. Mortgage servicing rights are amortized on an accelerated method based upon the estimated lives of the related loans, adjusted for prepayments. Mortgage servicing rights are carried at the lower of amortized cost or fair value.

Post-retirement Benefits

The Company provides certain health care and life insurance benefits to eligible retired employees, along with a split-dollar BOLI death benefit. The Company accrues the cost of retiree health care and other benefits during the employees’ period of active service.

The Company accounts for benefits in accordance with Accounting Standard Update ("ASU") Topic 715, Pension and Other Post-retirement Benefits. The guidance requires an employer to: (a) recognize in its statement of financial position the overfunded or underfunded status of a defined benefit post-retirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Employee Benefit Plans

The Company maintains a tax-qualified defined benefit pension plan ( the "Pension Plan") which covers full-time employees that satisfy the plan eligibility requirements. During 2018, the pension plan was amended. Effective October 1, 2018, employees hired by the Bank are not eligible to participate in the Company's pension plan as the plan has been closed to new employees as of the effective date.

The Company's policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. GAAP requires an employer to: (a) recognize in its statement of financial position the over-funded or under-funded status of a defined benefit post-retirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The assets of the plan are primarily invested in fixed debt and equity.

The Company has a retirement income maintenance plan (the "RIM Plan"). The RIM Plan is a non-qualified defined benefit plan which provides benefits to all employees of the Company if their benefits under the Pension Plan are limited by the Internal Revenue Code.

The Company has a 401(k) plan covering substantially all employees of the Company. The Company may match a percentage of the first 3.00% to 4.50% contributed by participants. The Company's matching contribution, if any, is determined by the Board of Directors in its sole discretion.

    The Company has an Employee Stock Ownership Plan ("ESOP"). The funds borrowed by the ESOP from the Company to purchase the Company's common stock are being repaid from the Bank's contributions over a period of 20 years. The Company's common stock not allocated to participants is recorded as a reduction of stockholders' equity at cost. Compensation expense for the ESOP is based on the average price of the Company's stock and the amount of shares committed to be allocated during each period.

The Company has a Supplemental Executive Retirement Plan ("SERP"). The SERP is a non-qualified plan which provides supplemental retirement benefits to eligible officers (those designated by the Board of Directors) of the Company who are prevented from receiving the full benefits contemplated by the ESOP's benefit formulas under tax law limits for tax-qualified plans. In addition, the Company maintains a stock based deferral plan (the "Stock Based Deferral Plan") for certain executives and directors. The Company records a deferred compensation equity account and corresponding contra-equity account for the cost of the shares held by the Stock Based Deferral and SERP Plans.

The Company also maintains a non-qualified savings income maintenance deferred compensation plan (the "SIM Plan") that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the 401(k) Plan under tax law limits for tax-qualified plans, and a Deferred Compensation Plan for directors.

Derivatives

The Company records all derivatives on the consolidated statements of financial condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Interest rate swaps are designated as a cash flow hedge and satisfies hedge accounting requirements involving the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. For derivatives which are designed as cash flow hedges and satisfy hedge accounting requirements, the effective portion of changes in the fair value of these derivatives are recorded in accumulated other comprehensive income (loss), and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of a change in the fair value of these derivatives are recognized directly in earnings.

The fair value of the Company’s derivatives are determined using discounted cash flow analysis using observable market- based inputs.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Income Taxes

The Company and its subsidiaries file consolidated federal income tax returns. Federal income taxes are allocated to each entity based on their respective contributions to taxable income of the consolidated income tax returns. Separate state income tax returns are filed for the Company and each of its subsidiaries. For the three months ended December 31, 2017, income tax expense included the impact of the enactment of the Tax Cuts and Jobs Act ("Tax Act"), which was enacted in December 2017, and reduced the maximum statutory federal income tax rate from 35% to 21%. This resulted in a charge to reduce the carrying value of the Company's net deferred income tax assets, which are included in the consolidated statements of financial condition. As a result, for the year ended December 31, 2018, the federal income tax rate applicable to the Company was 21%.

The Company records income taxes in accordance with ASC Topic 740, Income Taxes, using the asset and liability method. The amounts reflected on the Company's federal and state income tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for consolidated financial statement reporting and income tax reporting purposes. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

Income taxes are allocated to the individual entities within the consolidated group based on the effective tax rate of the entity. The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2018 and 2017. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. The Company did not recognize any interest and penalties during the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017.

On July 1, 2018, New Jersey enacted legislation which adds to the state’s 9.0% Corporation Business Tax rate (i) a 2.5% surtax for periods beginning in 2018 and 2019 and (ii) a 1.5% surtax for periods beginning in 2020 and 2021. These surtaxes apply to corporations with more than $41.0 million of net income allocated to New Jersey and expire beginning in 2022. Also, for periods beginning in 2017, New Jersey has reduced the dividends-received deduction from 100% to 95% for certain dividend income received by a corporation from a subsidiary that is at least 80% owned by the corporation. In addition, for periods beginning in 2019, New Jersey has adopted combined income tax reporting for certain members of a commonly-controlled unitary business group.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized holding gains and losses on securities available-for-sale, the noncredit component of other than temporary impairment losses on debt securities, unrealized gains and losses on derivatives, and the unfunded status of employee benefit plans. Comprehensive income is presented in a separate Consolidated Statements of Comprehensive Income (Loss).

Securities Sold Under Agreements to Repurchase and Other Borrowings

The Company enters into sales of securities under agreement to repurchase and collateral pledge agreements with selected dealers and banks. Such agreements are accounted for as secured financing transactions since the Company maintains effective control over the transferred or pledged securities. Obligations under these agreements are recorded as liabilities in the Consolidated Statements of Financial Condition.

Segment Reporting

The Company’s operations are solely in the financial services industry and include providing traditional banking and other financial services to its customers. The Company operates primarily in New Jersey. Management makes operating decisions and assesses performance based on an ongoing review of the Company’s consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Earnings Per Share (EPS)
Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release and deferred compensation obligations required to be settled in shares of Company stock. Diluted EPS reflects the potential dilution which could occur if securities or other contracts to issue common stock (such as stock options) were exercised and or resulted in the issuance of common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. Shares issued and reacquired during any period are weighted for the portion of the period that they were outstanding.
During the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017, the Company did not have any stock options outstanding.

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

Accounting Pronouncements Adopted

In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The updated guidance allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act disclosed in Note 12. The purpose of the guidance is to improve the usefulness of the information reported to the financial statement users. The guidance is effective for all entities for fiscal years beginning after December 31, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU No. 2018-02 for the period ended December 31, 2017 and the impact of the adoption resulted in a reclassification adjustment between accumulated other comprehensive income and retained earnings of $11.7 million.

Accounting Pronouncements Not Yet Adopted

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815)- Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OSI") Rate as a Benchmark Interest Tate for Hedge Accounting Purposes. This ASU permits the use of the OIS rate based upon SOFR as a U.S. benchmark interest rate for purposes of applying hedge accounting under Topic 815. This is the fifth U.S. benchmark interest rate eligible for use in hedge accounting in addition to the direct Treasury obligations of the U.S. Government, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate. The amendments in this ASU are required to be adopted concurrently with the amendments in ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which was issued in August 2017. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The effective date for this ASU for the Company is for fiscal years beginning after December 15, 2019, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of this updated guidance is to improve the effectiveness and disclosures in the notes to the financial statements. The ASU removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; removes the policy for timing of transfers between levels and removes the disclosure related to the valuation process for Level 3 fair value measurements. The ASU also modifies existing disclosure requirements which relate to the disclosure for investments in certain entities which calculate net asset value and clarifies the disclosure about uncertainty in the measurements as of the reporting date. For all entities, the effective date for this guidance is fiscal years beginning after December
15, 2019, including interim periods within the reporting period, with early adoption permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Accounting Pronouncements Not Yet Adopted (continued)

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This guidance shortens the amortization period for premiums on callable debt securities by requiring that premiums be amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. This change more closely aligns the accounting with the economics of a callable debt security and the amortization period with expectations that already are included in market pricing on callable debt securities. This guidance does not change the accounting for discounts on callable debt securities, which will continue to be amortized to the maturity date. This guidance includes only instruments that are held at a premium and have explicit call features.

It does not include instruments that contain prepayment features, such as mortgage backed securities; nor does it include call options that are contingent upon future events or in which the timing or amount to be paid is not fixed. The effective date for this ASU for the Company is fiscal years beginning after December 15, 2019, including interim periods within the reporting period, with early adoption permitted. Transition is on a modified retrospective basis with an adjustment to retained earnings as of the beginning of the period of adoption. If early adopted in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of this ASU to have a significant impact on the its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, which requires that companies disaggregate the service cost component from other components of net benefit cost. This update calls for companies that offer post-retirement benefits to present the service cost, which is the amount an employer has to set aside each quarter or fiscal year to cover the benefits, in the same line item with other current employee compensation costs. Other components of net benefit cost will be presented in the income statement separately from service costs component and outside the subtotal of income from operations, if one is presented. The effective date for this ASU for the Company is fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this standard, effective January 1, 2019, did not have a significant impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The main objective of this guidance is to simplify the accounting for goodwill impairment by requiring that impairment charges be based upon the first step in the current two-step impairment test under ASC 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1. To determine the implied fair value of goodwill, entities estimate the fair value of any unrecognized intangible assets and any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1. Under this guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This guidance eliminates the requirement to calculate a goodwill impairment charge using Step 2. This guidance does not change the guidance on completing Step 1 of the goodwill impairment test. Under this guidance, an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The guidance in the ASU will be applied prospectively and is effective for the Company for annual and interim impairment tests performed in periods beginning after December 15, 2019. The Company does not expect the adoption of this ASU to have a significant impact on the its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a new standard which addresses diversity in practice related to eight specific cash flow issues: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. This guidance in the ASU is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities will apply the standard’s provisions using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Accounting Pronouncements Not Yet Adopted (continued)

date practicable. The adoption of this standard, effective January 1, 2019, did not have a significant impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This guidance provides financial statement users with more decision-useful information about expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments of this guidance require financial assets measured at amortized cost to be presented at the net amount expected to be collected.

The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity would be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The guidance in the ASU is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating its existing systems and data to support the new standard as well as assessing the impact that the guidance will have on the Company's consolidated financial statements. The Company has formed a working group under the direction of the Chief Accounting Officer that is primarily comprised of individuals from various functional areas including finance, credit, risk management, and operations, among others. A detailed implementation plan was developed which includes an assessment of the processes, portfolio segmentation, model development and validation, and system requirements and resources needed. The Company has engaged a third-party vendor to assist with model development, data governance and operational controls to support the adoption of this ASU. Furthermore, this ASU will necessitate establishing an allowance for expected credit losses on debt securities. The Company has begun its evaluation of the guidance including the potential impact on its consolidated financial statements. The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Upon adoption, any impact to the allowance for credit losses will have an impact on retained earnings.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date for leases classified as operating leases as well as finance leases. The update also requires new quantitative disclosures related to leases in the Company's consolidated financial statements. There are also practical expedients in this update related to leases that commenced before the effective date, initial direct costs and the use of hindsight to extend or terminate a lease or purchase a leased asset. Lessor accounting remains largely unchanged under this new guidance. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842)-Land Easement Practical Expedient for Transition to Topic 842, which provides an optional practical expedient to not evaluate land easements which were existing or expired before the adoption of Topic 842 that were not accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842) -Targeted Improvements which provides entities with an optional transition method under which comparative periods presented in the financial statements will continue to be in accordance with current Topic 840, Leases, and a practical expedient to not separate non-lease components from the associated lease component. The guidance is effective for the Company for annual periods beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently in the process of identifying and evaluating the impact of this guidance and, as such, no conclusions have yet been reached regarding the potential impact on adoption on the Company's consolidated financial statements, however, the Company does not expect the adoption to have a material impact on its results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments- Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance requires an entity to: i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses on available-for-sale debt securities in combination with other deferred tax assets. This guidance provides an election to subsequently measure certain non-marketable equity investments at cost less any impairment and adjusted for certain observable price changes. The guidance also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The guidance in the ASU is effective for the Company for annual

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Accounting Pronouncements Not Yet Adopted (continued)

periods beginning after December 15, 2018. Upon adoption of this standard, effective January 1, 2019, the Company recorded a cumulative adjustment of $548,000 from other comprehensive income (loss) to retained earnings.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are in the scope of other standards. The guidance in the ASU is effective for the Company for fiscal years beginning after December 15, 2018, and early adoption is permitted.

Subsequently, the FASB issued the following standards related to ASU No. 2014-09: ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations;” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of ASU No. 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting;” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. These amendments are intended to improve and clarify the implementation guidance of ASU No. 2014-09 and have the same effective date as the original guidance. The Company's revenue is primarily comprised of net interest income on interest earning assets and liabilities and non-interest income. The scope of guidance explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. The Company adopted the guidance effective January 1, 2019, and concluded that there are no material changes related to the timing or amount of revenue recognition. The Company will disaggregate significant categories of revenue within the scope of the guidance and provide the required disclosures starting in the first quarter of 2019.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Securities Available for Sale

Securities available for sale at December 31, 2018 and 2017 are summarized as follows:

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
		(In thousands)

U.S. government and agency obligations	$54,821	$53	$(717)	$54,157
Mortgage-backed securities and collateralized mortgage obligations	934,631	2,812	(17,436)	920,007
Municipal obligations	987	—	—	987
Corporate debt securities	54,493	129	(1,155)	53,467
Trust preferred securities	5,000	—	(750)	4,250
Equity securities	1,196	694	—	1,890
	$1,051,128	$3,688	$(20,058)	$1,034,758

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
		(In thousands)

U.S. government and agency obligations	$39,909	$17	$(282)	$39,644
Mortgage-backed securities and collateralized mortgage obligations	615,924	383	(9,695)	606,612
Municipal obligations	1,957	—	—	1,957
Corporate debt securities	54,489	536	(511)	54,514
Trust preferred securities	5,000	—	(344)	4,656
Equity securities	2,328	859	—	3,187
	$719,607	$1,795	$(10,832)	$710,570

The amortized cost and fair value of debt securities available for sale at December 31, 2018, by contractual final maturity, excluding equity securities is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	December 31, 2018
	Amortized cost	Fair value
	(In thousands)

One year or less	$797	$797
More than one year to five years	50,131	49,613
More than five years to ten years	59,373	57,971
More than ten years	5,000	4,480
	115,301	112,861
Mortgage-backed securities and collateralized mortgage obligations	934,631	920,007
	$1,049,932	$1,032,868

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Securities Available for Sale (continued)

Mortgage-backed securities and collateralized mortgage obligations totaling $934.6 million at amortized cost, and $920.0 million at fair value, are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

During the year ended December 31, 2018, proceeds from calls of securities available for sale totaled $11.5 million, resulting in gross realized gains of $116,000 and no gross unrealized losses. Proceeds from maturities of securities available for sale totaled $2.4 million.

During the three months ended December 31, 2017, proceeds from sales of securities available for sale totaled $92,000, resulting in no gross unrealized gains and gross realized losses of $60,000. There were no calls or maturities of securities available for sale during the period.

During the year ended September 30, 2017, proceeds from sales of securities available for sale totaled $187.4 million, resulting in gross realized gains of $1.5 million and gross realized losses of $3.2 million. Proceeds from calls and maturities of securities available for sale totaled $17.2 million.

During the year ended September 31, 2016, proceeds from sales of securities available for sale totaled $164.2 million, resulting in gross realized gains of $1.1 million and gross realized losses of $743,000. Proceeds from calls and maturities of securities available for sale totaled $5.4 million.

Securities available for sale having a carrying value of $232.7 million and $301.1 million, respectively, at December 31, 2018 and 2017, respectively, are pledged to secure securities sold under repurchase agreements or for public funds on deposit at the Bank as required and permitted by law.

The following table summarizes the fair value and gross unrealized losses of those securities that reported an unrealized loss at December 31, 2018 and 2017 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)
	(In thousands)

U.S. government and agency obligations	$14,668	$(202)	$29,437	$(515)	$44,105	$(717)
Mortgage-backed securities and collateralized mortgage obligations	176,614	(1,034)	509,397	(16,402)	686,011	(17,436)
Corporate debt securities	26,480	(512)	9,358	(643)	35,838	(1,155)
Trust preferred securities	—	—	4,250	(750)	4,250	(750)
	$217,762	$(1,748)	$552,442	$(18,310)	$770,204	$(20,058)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Securities Available for Sale (continued)

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)
	(In thousands)

U.S. government and agency obligations	$29,654	$(282)	$—	$—	$29,654	$(282)
Mortgage-backed securities and collateralized mortgage obligations	514,283	(8,037)	48,788	(1,658)	563,071	(9,695)
Corporate debt securities	4,866	(135)	4,624	(376)	9,490	(511)
Trust preferred securities	—	—	4,656	(344)	4,656	(344)
	$548,803	$(8,454)	$58,068	$(2,378)	$606,871	$(10,832)
The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2018, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position as of December 31, 2018 totaled 151, compared with 111 at December 31, 2017. All temporarily impaired securities were investment grade as of December 31, 2018 and 2017.

The Company did not record an other-than-temporary impairment charge on securities available for sale for the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017.

(4)     Securities Held to Maturity

Securities held to maturity at December 31, 2018 and 2017 are summarized as follows:

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(In thousands)

U.S. government and agency obligations	$23,404	$45	$(208)	$23,241
Mortgage-backed securities and collateralized mortgage obligations	238,739	28	(7,167)	231,600
	$262,143	$73	$(7,375)	$254,841

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(In thousands)

U.S. government and agency obligations	$8,402	$—	$(58)	$8,344
Mortgage-backed securities and collateralized mortgage obligations	231,216	—	(3,435)	227,781
	$239,618	$—	$(3,493)	$236,125

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)     Securities Held to Maturity (continued)

The amortized cost and fair value of debt securities held to maturity at December 31, 2018, by contractual final maturity, are shown below. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	December 31, 2018
	Amortized cost	Fair value
	(In thousands)

More than one year to five years	$5,000	$5,000
More than five years to ten years	8,404	8,196
More than ten years	10,000	10,045
	23,404	23,241
Mortgage-backed securities and collateralized mortgage obligations	238,739	231,600
	$262,143	$254,841

Mortgage-backed securities and collateralized mortgage obligations totaling $238.7 million at amortized cost, and $231.6 million at fair value, are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

There were no sales of securities from the held to maturity portfolio for the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017. Proceeds from calls and maturities of securities held to maturity for the years ended December 31, 2018 and September 30, 2017, totaled $5.4 million and $769,000, respectively. There were no calls or maturities of securities held to maturity for the year ended September 30, 2016 and the three months ended December 31, 2017.

Securities held to maturity having a carrying value of $187.0 million and $141.0 million, at December 31, 2018 and December 31, 2017, respectively, were pledged to secure public funds on deposit at the Bank as required and permitted by law.

The following table summarizes the fair value and gross unrealized losses of those securities that reported an unrealized loss at December 31, 2018 and 2017 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$8,197	$(208)	$8,197	$(208)
Mortgage-backed securities and collateralized mortgage obligations	11,265	(69)	213,246	(7,098)	224,511	(7,167)
	$11,265	$(69)	$221,443	$(7,306)	$232,708	$(7,375)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)     Securities Held to Maturity (continued)

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)	Fair value	Gross unrealized (losses)
	(In thousands)

U.S. government and agency obligations	$8,344	$(58)	$—	$—	$8,344	$(58)
Mortgage-backed securities and collateralized mortgage obligations	196,049	(2,920)	29,531	(515)	225,580	(3,435)
	$204,393	$(2,978)	$29,531	$(515)	$233,924	$(3,493)

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with securities held to maturity was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2018, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position as of December 31, 2018 totaled 88, compared with 84 at December 31, 2017. All temporarily impaired securities were investment grade as of December 31, 2018 and 2017.

The Company did not record an other-than-temporary impairment charge on securities held to maturity for the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017.

During the year ended September 30, 2017, the Company transferred certain available for sale securities with an amortized cost of $103.7 million and a fair value of $103.3 million to the held to maturity portfolio, largely because of the nature of the securities, which were community investment related mortgage-backed securities issued by government agencies, or due to their longer durations.

(5)     Loans Receivable and Allowance for Loan Losses

Loans receivable at December 31, 2018 and 2017 are summarized as follows:

	December 31,
	2018	2017
	(In thousands)
Real estate loans:
One-to-four family	$1,830,186	$1,615,000
Multifamily and commercial	2,142,154	1,870,475
Construction	261,473	233,652
Commercial business loans	333,876	277,970
Consumer loans:
Home equity loans and advances	393,492	447,920
Other consumer loans	1,108	998
Total gross loans	4,962,289	4,446,015
Net deferred loan costs, fees and purchased premiums and discounts	16,893	12,633
Loans receivable	$4,979,182	$4,458,648

The Company had $8.1 million of fixed rate one-to-four family real estate loans held-for-sale at December 31, 2018. There were no loans held-for-sale at December 31, 2017.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Loans Receivable and Allowance for Loan Losses (continued)

The Company sold $32.0 million of one-to-four family and fixed rate home equity loans to third parties during the year ended December 31, 2018. The Company sold $62.4 million and $28.6 million, of one-to-four family, fixed rate home equity and multifamily loans to third parties during the years ended September 30, 2017 and 2016, respectively. These loans were previously included in loans receivable. No loans were sold by the Company during the three months ended December 31, 2017.

The Company purchased $32.3 million, $20.5 million and $21.1 million, respectively, of one-to-four family and multifamily and commercial real estate loans during the years ended December 31, 2018, September 30, 2017 and 2016. The Company purchased $56.1 million of multifamily and commercial real estate loans during the three months ended December 31, 2017.

At December 31, 2018 and 2017, the carrying value of one-to four family real estate loans serviced by the Company for investors totaled $462.7 million and $478.8 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition. Servicing income totaled $1.1 million for the year ended December 31, 2018, and $1.2 million for both the years ended September 30, 2017 and 2016. For the three months ended December 31, 2017 servicing income totaled $298,000.

The Company periodically enters into Guarantor Swaps with Freddie Mac which results in improved liquidity. The Company did not sell any loans to Freddie Mac in exchange for Freddie Mac Mortgage Participation Certificates during the years ended December 31, 2018 and September 30, 2017, or the three months ended December 31, 2017. For the year ended September 30, 2016, the Company sold $17.2 million of loans in exchange for Freddie Mac Mortgage Participation Certificates. The Company retained the servicing of these loans.

The Company has granted loans to certain officers and directors of the Company and its subsidiaries and to their associates. As of December 31, 2018 and 2017 such loans totaled approximately $1.4 million and $1.5 million, respectively. During the year ended December 31, 2018 and the three months ended December 31, 2017, the Bank granted no new loans to related parties. During the years ended September 30, 2017 and 2016, new loans totaling $390,000, and $115,000, respectively, were granted to related parties. These loans are performing in accordance with their original terms.

The following tables summarize the aging of loans receivable by portfolio segment at December 31, 2018 and 2017:

	December 31, 2018
	30-59 days	60-89 days	90 Days or more	Total past due	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$8,384	$1,518	$819	$10,721	$1,819,465	$1,830,186
Multifamily and commercial	1,870	1,425	154	3,449	2,138,705	2,142,154
Construction	—	—	—	—	261,473	261,473
Commercial business loans	208	279	911	1,398	332,478	333,876
Consumer loans:
Home equity loans and advances	1,550	173	905	2,628	390,864	393,492
Other consumer loans	—	—	—	—	1,108	1,108
Total gross loans	$12,012	$3,395	$2,789	$18,196	$4,944,093	$4,962,289

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Loans Receivable and Allowance for Loan Losses (continued)

	December 31, 2017
	30-59 days	60-89 days	90 Days or more	Total past due	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$7,080	$1,229	$3,360	$11,669	$1,603,331	$1,615,000
Multifamily and commercial	138	380	1,329	1,847	1,868,628	1,870,475
Construction	—	—	—	—	233,652	233,652
Commercial business loans	89	730	1,263	2,082	275,888	277,970
Consumer loans:
Home equity loans and advances	1,421	26	573	2,020	445,900	447,920
Other consumer loans	—	—	—	—	998	998
Total gross loans	$8,728	$2,365	$6,525	$17,618	$4,428,397	$4,446,015

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. The accrual of income on a non-accrual loan is reversed and discontinued until the outstanding payments in arrears have been collected and there is a sustained period of performance. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At December 31, 2018 and 2017, non-accrual loans totaled $2.8 million and $6.5 million, respectively.

At December 31, 2018 and 2017, there were no loans past due 90 days or more and still accruing interest.

The following table provides information with respect to our non-accrual loans at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$819	$3,360
Multifamily and commercial	154	1,329
Commercial business loans	911	1,263
Consumer loans:
Home equity loans and advances	905	573
Total non-accrual loans	$2,789	$6,525

If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $126,000, $295,000, $713,000, and $61,000 for the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017, respectively. The amount of cash basis interest income that was recognized on these loans during the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017 was $89,000, $104,000, $472,000, and $121,000, respectively.

We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of December 31, 2018, we held one single-family property in real estate owned with a carrying value of $92,000 that was acquired through foreclosure on a residential mortgage loan. As of December 31, 2018 and 2017, we had 14 and
15 residential mortgage loans with carrying values of $1.6 million and $2.7 million, respectively, collateralized by residential real estate which were in the process of foreclosure.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Loans Receivable and Allowance for Loan Losses (continued)

The Company maintains the allowance for loan losses through provisions for loan losses which are charged to income. Charge-offs against the allowance for loan losses are taken on loans where management determines that the collection of loan principal is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for loan losses.
As part of the evaluation of the adequacy of the allowance for loan losses, management prepares an analysis each quarter that categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial, etc.) and loan risk rating.
When assigning a risk rating to a loan, management utilizes an eight-point risk rating system to summarize its loan portfolio into categories with similar risk characteristics. Loans deemed to be “acceptable quality” are rated 1 through 4 (Pass), with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (Special Mention) or 6 (Substandard). Loans with adverse classifications are rated 7 (Doubtful) or 8 (Loss). The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by both an independent third-party and the Company's internal loan review department. The Company requires an annual review be performed above certain dollar thresholds, depending on loan type, to help determine the appropriate risk rating. The risk ratings are also confirmed through periodic loan review examinations which are currently performed by both an independent third-party and the Company's internal loan review department. Results from examinations are presented to the Audit Committee of the Board of Directors.
Management estimates the amount of loan losses for loans collectively evaluated for impairment by applying quantitative loss factors to the loan segments at the risk rating level and applying qualitative adjustments to each loan segment at the portfolio level. Quantitative loss factors give consideration to historical loss experience and migration experience by loan type based upon an appropriate look-back period, adjusted for a loss emergence period. Qualitative adjustments give consideration to other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries and loan volumes, as well as national and local economic trends and conditions.
Qualitative adjustments reflect risks in the loan portfolio not captured by the quantitative loss factors and, as such, are evaluated from a risk level perspective relative to the risk levels present over the look-back period. The reserves resulting from the application of both the quantitative experience and qualitative factors are combined to arrive at the allowance for loan losses.
Management believes the primary risks inherent in the portfolio are a general decline in the economy, a decline in real estate market values, rising or elevated unemployment, increasing vacancy rates, and increases in interest rates in the absence of economic improvement. Any one or a combination of these events may adversely affect a borrowers’ ability to repay their loan, resulting in increased delinquencies and loan losses. Accordingly, the Company has recorded loan losses at a level which is estimated to represent the current risk in its loan portfolio. Management considers it important to maintain the ratio of the allowance for loan losses to total loans at an acceptable level considering the current composition of the loan portfolio.
Although management believes that the Company has established and maintains the allowance for loan losses at appropriate levels, additional reserves may be necessary if future economic and other conditions differ substantially from the current operating environment. Management evaluates its estimates and assumptions on an ongoing basis and the estimates and assumptions are adjusted when facts and circumstances necessitate a re-valuation of the estimate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. In addition, regulatory agencies periodically review the adequacy of the Company’s allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment.
The Bank defines a loan as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. All multifamily and commercial real estate, construction, and commercial business loans with an outstanding balance of greater than $500,000 and not accruing, loans modified in a troubled debt restructuring (TDR), and other loans if there is specific information of a collateral shortfall are individually evaluated for impairment. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling costs.
The following table summarizes loans receivable and allowance for loan losses by portfolio segment and impairment method at December 31, 2018 and 2017:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Loans Receivable and Allowance for Loan Losses (continued)

	December 31, 2018
	One-to-four family	Multifamily and commercial	Construction	Commercial business	Home equity loans and advances	Other consumer loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$537	$—	$—	$366	$12	$—	$—	$915
Collectively evaluated for impairment	14,695	23,251	7,217	13,810	2,446	8	—	61,427
Total	$15,232	$23,251	$7,217	$14,176	$2,458	$8	$—	$62,342

Total loans:
Individually evaluated for impairment	$9,048	$2,695	$—	$2,944	$3,100	$—	$—	$17,787
Collectively evaluated for impairment	1,821,138	2,139,459	261,473	330,932	390,392	1,108	—	4,944,502
Total gross loans	$1,830,186	$2,142,154	$261,473	$333,876	$393,492	$1,108	$—	$4,962,289

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Loans Receivable and Allowance for Loan Losses (continued)

	December 31, 2017
	One-to-four family	Multifamily and commercial	Construction	Commercial business	Home equity loans and advances	Other consumer loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$423	$28	$—	$80	$15	$—	$—	$546
Collectively evaluated for impairment	19,568	19,905	5,217	8,195	4,561	8	178	57,632
Total	$19,991	$19,933	$5,217	$8,275	$4,576	$8	$178	$58,178

Total loans:
Individually evaluated for impairment	$11,644	$3,693	$—	$4,263	$2,591	$—	$—	$22,191
Collectively evaluated for impairment	1,603,356	1,866,782	233,652	273,707	445,329	998	—	4,423,824
Total gross loans	$1,615,000	$1,870,475	$233,652	$277,970	$447,920	$998	$—	$4,446,015

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Loans Receivable and Allowance for Loan Losses (continued)

The following tables present the number of loans modified as TDRs for the years ended December 31, 2018 , September 30, 2017 and 2016, and the three months ended December 31, 2017, along with their balances immediately prior to the modification date and post-modification. Post-modification recorded investment represents the net book balance immediately following modification.

	For the Year Ended December 31,			For the Three Months Ended December 31,
	2018			2017
	No. of Loans	Pre-modification recorded investment	Post-modification recorded investment	No. of Loans	Pre-modification recorded investment	Post-modification recorded investment
	( Dollars in thousands)
Troubled Debt Restructurings
Real estate loans:
One-to-four family	5	$801	$801	—	$—	$—
Multifamily and commercial	1	65	65	—	—	—
Commercial business loans	—	—	—	—	—	—
Consumer loans:
Home equity loans and advances	1	588	588	—	—	—
Total restructured loans	7	$1,454	$1,454	—	$—	$—

	For the Years Ended September 30,
	2017			2016
	No. of Loans	Pre-modification recorded investment	Post-modification recorded investment	No. of Loans	Pre-modification recorded investment	Post-modification recorded investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real estate loans:
One-to-four family	3	$548	$548	—	$—	$—
Multifamily and commercial	1	3,964	3,964	—	—	—
Commercial business loans	1	18	18	3	255	255
Consumer loans:
Home equity loans and advances	2	248	248	1	103	103
Total restructured loans	7	$4,778	$4,778	4	$358	$358

The activity in the allowance for loan losses for the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017 are as follows:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Loans Receivable and Allowance for Loan Losses (continued)

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2018	2017	2017	2016
	(In thousands)

Balance at beginning of period	$58,178	$54,633	$51,867	$56,948
Provision charged	6,677	3,400	6,426	417
Recoveries	707	188	584	721
Charge-offs	(3,220)	(43)	(4,244)	(6,219)
Balance at end of period	$62,342	$58,178	$54,633	$51,867

The activity in the allowance for the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017 are as follows:

	For the Year Ended December 31, 2018
	One-to-four family	Multifamily and commercial	Construction	Commercial business	Home equity loans and advances	Other consumer loans	Unallocated	Total
	(In thousands)

Balance at beginning of period	$19,991	$19,933	$5,217	$8,275	$4,576	$8	$178	$58,178
Provision charged (credited)	(4,503)	3,445	1,997	7,860	(1,949)	5	(178)	6,677
Recoveries	334	2	3	240	122	6	—	707
Charge-offs	(590)	(129)	—	(2,199)	(291)	(11)	—	(3,220)
Balance at end of period	$15,232	$23,251	$7,217	$14,176	$2,458	$8	$—	$62,342

	For the Three Months Ended December 31, 2017
	One-to-four family	Multifamily and commercial	Construction	Commercial business	Home equity loans and advances	Other consumer loans	Unallocated	Total
	(In thousands)

Balance at beginning of period	$18,533	$18,029	$5,299	$8,480	$4,190	$8	$94	$54,633
Provision charged (credited)	1,473	1,906	(82)	(373)	389	3	84	3,400
Recoveries	9	—	—	171	6	2	—	188
Charge-offs	(24)	(2)	—	(3)	(9)	(5)	—	(43)
Balance at end of period	$19,991	$19,933	$5,217	$8,275	$4,576	$8	$178	$58,178

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Loans Receivable and Allowance for Loan Losses (continued)

	For the Year Ended September 30, 2017
	One-to-four family	Multifamily and commercial	Construction	Commercial business	Home equity loans and advances	Other consumer loans	Unallocated	Total
	(In thousands)

Balance at beginning of period	$18,638	$17,390	$5,960	$5,721	$4,052	$11	$95	$51,867
Provision charged (credited)	1,029	1,644	(661)	3,183	1,219	13	(1)	6,426
Recoveries	268	75	—	182	59	—	—	584
Charge-offs	(1,402)	(1,080)	—	(606)	(1,140)	(16)	—	(4,244)
Balance at end of period	$18,533	$18,029	$5,299	$8,480	$4,190	$8	$94	$54,633

	For the Year Ended September 30, 2016
	One-to-four family	Multifamily and commercial	Construction	Commercial business	Home equity loans and advances	Other consumer loans	Unallocated	Total
	(In thousands)

Balance at beginning of period	$16,442	$20,352	$6,248	$7,094	$6,111	$4	$697	$56,948
Provision charged (credited)	5,534	(2,106)	(43)	(1,323)	(1,061)	18	(602)	417
Recoveries	158	23	76	408	55	1	—	721
Charge-offs	(3,496)	(879)	(321)	(458)	(1,053)	(12)	—	(6,219)
Balance at end of period	$18,638	$17,390	$5,960	$5,721	$4,052	$11	$95	$51,867

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Loans Receivable and Allowance for Loan Losses (continued)

The following table presents loans individually evaluated for impairment by loan segment:

	At December 31, 2018
	Recorded investment	Unpaid principal balance	Specific allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$4,156	$5,307	$—
Multifamily and commercial	2,695	3,482	—
Commercial business loans	2,285	2,374	—
Consumer loans:
Home equity loans and advances	2,511	2,866	—
	11,647	14,029	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	4,892	4,939	537
Commercial business loans	659	768	366
Consumer loans:
Home equity loans and advances	589	589	12
	6,140	6,296	915
Total:
Real estate loans:
One-to-four family	9,048	10,246	537
Multifamily and commercial	2,695	3,482	—
Commercial business loans	2,944	3,142	366
Consumer loans:
Home equity loans and advances	3,100	3,455	12
Total loans	$17,787	$20,325	$915

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Loans Receivable and Allowance for Loan Losses (continued)

	December 31, 2017
	Recorded investment	Unpaid principal balance	Specific allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$8,870	$9,704	$—
Multifamily and commercial	2,058	2,933	—
Commercial business loans	1,522	2,015	—
Consumer loans:
Home equity loans and advances	2,161	2,601	—
	14,611	17,253	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	2,774	2,788	423
Multifamily and commercial	1,635	2,208	28
Commercial business loans	2,741	2,741	80
Consumer loans:
Home equity loans and advances	430	430	15
	7,580	8,167	546
Total:
Real estate loans:
One-to-four family	$11,644	$12,492	$423
Multifamily and commercial	3,693	5,141	28
Commercial business loans	4,263	4,756	80
Consumer loans:
Home equity loans and advances	2,591	3,031	15
Total loans	$22,191	$25,420	$546

Specific allocations of the allowance for loan losses attributable to impaired loans totaled $915,000 and $546,000 at December 31, 2018 and December 31, 2017, respectively. At December 31, 2018 and December 31, 2017, impaired loans for which there was no related allowance for loan losses totaled $11.6 million and $14.6 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Loans Receivable and Allowance for Loan Losses (continued)

The following table presents interest income recognized for loans individually evaluated for impairment at December 31, 2018 and 2017, by loan segment, for the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017:

	For the Year Ended December 31,		For the Three Months Ended December 31,
	2018		2017
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(In thousands)
Real estate loans:
One-to-four family	$10,224	$445	$14,015	$110
Multifamily and commercial	2,712	155	4,087	39
Commercial business loans	3,060	118	3,870	46
Consumer loans:
Home equity loans and advances	3,361	173	3,618	35
Totals	$19,357	$891	$25,590	$230

	For the Years Ended September 30,
	2017		2016
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(In thousands)
Real estate loans:
One-to-four family	$15,027	$469	$18,119	$565
Multifamily and commercial	4,328	279	9,344	57
Construction	—	—	505	—
Commercial business loans	3,796	195	4,514	110
Consumer loans:
Home equity loans and advances	3,903	136	3,446	157
Totals	$27,054	$1,079	$35,928	$889

The recorded investment in TDRs totaled $16.0 million at December 31, 2018, of which one loan totaling $101,000 was over 90 days past due, and seven loans totaling $1.0 million were 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2018. The recorded investment in TDRs totaled $17.6 million at December 31, 2017, of which two loans totaling $425,000 were over 90 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2017. The recorded investment in TDRs totaled $21.1 million at September 30, 2017, of which seven loans totaling $1.0 million were over 90 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at September 30, 2017.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Loans Receivable and Allowance for Loan Losses (continued)

The following table presents loans receivable by credit quality risk indicator and by loan segment at December 31, 2018 and 2017:

	December 31, 2018
	One-to-four family	Multifamily and commercial	Construction	Commercial business	Home equity loans and advances	Other consumer loans	Total
	(In thousands)

Pass	$1,826,066	$2,128,680	$261,473	$320,451	$392,092	$1,108	$4,929,870
Special mention	—	—	—	9,074	—	—	9,074
Substandard	4,120	13,474	—	4,351	1,400	—	23,345
Doubtful	—	—	—	—	—	—	—
Total	$1,830,186	$2,142,154	$261,473	$333,876	$393,492	$1,108	$4,962,289

	December 31, 2017
	One-to-four family	Multifamily and commercial	Construction	Commercial business	Home equity loans and advances	Other consumer loans	Total
	(In thousands)

Pass	$1,605,413	$1,851,037	$233,652	$268,355	$446,264	$998	$4,405,719
Special mention	—	4,782	—	3,678	—	—	8,460
Substandard	9,587	14,656	—	5,937	1,656	—	31,836
Doubtful	—	—	—	—	—	—	—
Total	$1,615,000	$1,870,475	$233,652	$277,970	$447,920	$998	$4,446,015

(6)    Office Properties and Equipment, net

Office properties and equipment less accumulated depreciation at December 31, 2018 and December 31, 2017 are summarized as follows:

	December 31,
	2018	2017
	(In thousands)

Land	$7,829	$7,829
Buildings	24,018	24,018
Land and building improvements	24,864	15,583
Leasehold improvements	21,279	19,821
Furniture and equipment	28,538	26,036
	106,528	93,287
Less accumulated depreciation and amortization	54,478	50,667
Total office properties and equipment, net	$52,050	$42,620

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(6)    Office Properties and Equipment, net (continued)

Land and building improvements at December 31, 2018 and 2017 included $8.9 million and $5.5 million, respectively, in construction in progress for the renovation of the Bank's corporate headquarters and various other facilities. Depreciation and amortization expense for the years ended December 31, 2018, September 30, 2017 and 2016, the three months ended December 31, 2017, amounted to $3.8 million, $3.4 million, $3.2 million, and $863,000 respectively.

(7)    Goodwill and Intangible Assets

Intangible assets at December 31, 2018 and 2017 are summarized as follows:

	December 31,
	2018	2017
	(In thousands)

Goodwill	$5,716	$5,716
Mortgage servicing rights	369	281
	$6,085	$5,997

Mortgage servicing rights' amortization expense for the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017 amounted to $73,000, $105,000, $105,000, and $22,000 respectively. During the year ended December 31, 2018, $161,000 in additional mortgage servicing rights were recorded. There were no additional mortgage servicing rights recorded during the years ended September 30, 2017 and 2016, and the three months ended December 31, 2017.

(8)    Deposits

Deposits at December 31, 2018 and 2017 are summarized as follows:

	December 31,
	2018		2017
	Balance	Weighted average rate	Balance	Weighted average rate
	(Dollars in thousands)

Non-interest-bearing demand	$723,794	—%	$719,339	—%
Interest-bearing demand	1,219,381	0.95	1,332,297	0.66
Money market accounts	259,694	0.67	262,396	0.29
Savings and club deposits	510,688	0.16	545,401	0.16
Certificates of deposit	1,700,316	2.01	1,403,882	1.43
Total deposits	$4,413,873	1.09%	$4,263,315	0.72%

The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $885.3 million and $640.1 million as of December 31, 2018 and 2017, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(8)    Deposits (continued)

Scheduled maturities of certificates of deposit accounts at December 31, 2018 and 2017 are summarized as follows:

	December 31,
	2018	2017
	(In thousands)

One year or less	$1,107,667	$669,610
After one year to two years	326,800	474,475
After two years to three years	230,468	169,069
After three years to four years	24,939	68,184
After four years	10,442	22,544
	$1,700,316	$1,403,882

Interest expense on deposits for the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017 are summarized as follows:

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2018	2017	2017	2016
	(In thousands)

Demand (including money market accounts)	$12,933	$2,509	$8,556	$7,735
Savings and club deposits	993	210	630	613
Certificates of deposit	25,597	4,912	16,395	15,714
	$39,523	$7,631	$25,581	$24,062

(9)    Borrowings

Borrowed funds at December 31, 2018 and 2017 are summarized as follows:

	December 31,
	2018	2017	2018	2017
	Balance		Weighted average interest rate
	(In thousands)

Overnight lines of credit	$159,600	$46,000	2.60%	1.53%
Federal Home Loan Bank advances	1,029,580	822,400	2.40	1.92
Junior subordinated debt	—	50,657	—	8.00
Securities sold under agreements to repurchase	—	10,000	—	3.23
	$1,189,180	$929,057	2.43%	2.25%

At December 31, 2018 and 2017, the Company had outstanding overnight lines of credit with the Federal Home Loan Bank of $159.6 million and $46.0 million, respectively. Interest expense on the overnight advances for the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017, were $2.2 million, $233,000, $42,000, and $70,000 respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(9)    Borrowings (continued)

At December 31, 2018, the Bank could borrow funds from the FHLB under an overnight advance program up to the Bank's maximum borrowing capacity based on its ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital. Additionally, at both December 31, 2018 and 2017, the Bank had unused correspondent bank lines of credit with an aggregate overnight borrowing capacity of $225.0 million.

At December 31, 2018 FHLB advances were at fixed rates with maturities between January 2019 and December 2022, and at December 31, 2017, FHLB advances were at fixed rates with maturities between January 2018 and September 2021. At December 31, 2018 and 2017, FHLB advances were collateralized by FHLB capital stock owned by the Bank and loans with carrying values totaling $1.7 billion and $1.6 billion, respectively. Loans securing advances consists of one-to-four family, multifamily, commercial and home equity real estate loans. Interest expense on FHLB advances for the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017 were $17.1 million, $12.8 million, $13.2 million, and $3.3 million respectively.

At December 31, 2018 and 2017, FHLB advances totaling $320.0 million and $20.0 million, respectively, were outstanding in association with an interest rate swap program. See note 19 for information regarding these transactions.

Scheduled maturities of FHLB advances including lines of credit at December 31, 2018 are summarized as follows:

Year Ended December 31,
2018
(In thousands)

One year or less	$761,900
After one year to two years	229,045
After two years to three years	155,010
After three years to four years	43,225
After four years	—
Total FHLB advances	$1,189,180

At December 31, 2018 and 2017, the junior subordinated debt balances were $0 and $50.7 million, respectively. In August 2018, the Company redeemed all junior subordinated debt securities. The carrying value as of December 31, 2017 included deferred issuance costs of $890,000. Interest expense for the year ended December 31, 2018 was $3.5 million. Interest expense for both the years ended September 30, 2017 and 2016 was $4.2 million, while interest expense for the three months ended December 31, 2017 was $1.0 million.

At December 31, 2018 and 2017, the balance of securities sold under agreements to repurchase were $0 and $10.0 million, respectively. Interest expense on securities sold under agreements to repurchase for the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017 were $3,000, $1.6 million, $2.4 million, and $203,000 respectively. As of December 31, 2018 and 2017, securities available for sale with a carrying value of $0 and $12.9 million, respectively, were pledged to secure these borrowings.

(10)    Regulatory Capital

The Company and its subsidiary Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the OCC has similar requirements for the Company's subsidiary bank. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated statements of financial condition.

Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements,

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(10)    Regulatory Capital

the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each year until it was fully implemented at 2.5% on January 1, 2019. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of December 31, 2018 and 2017, the Company and the Bank exceeded all capital adequacy requirements to which it is subject.

Based upon most recent notification from federal banking regulators, the Bank was categorized as well capitalized as of September 30, 2018, under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank's category.

The following table presents the Company's and the Bank's actual capital amounts and ratios as of December 31, 2018 and 2017 as compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(10)    Regulatory Capital (continued)

	Actual		Minimum capital adequacy requirements		Minimum capital adequacy requirements with capital conservation buffer		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At December 31, 2018:
Total capital (to risk-weighted assets)	$1,094,062	23.45%	$373,276	8.00%	$460,763	9.88%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,035,477	22.19	279,957	6.00	367,444	7.88	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,035,477	22.19	209,968	4.50	297,455	6.38	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,035,477	15.75	263,037	4.00	263,037	4.00	N/A	N/A

At December 31, 2017:
Total capital (to risk-weighted assets)	$631,952	15.01%	$336,730	8.00%	$389,244	9.25%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	579,080	13.76	252,547	6.00	305,161	7.25	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	528,080	12.55	189,410	4.50	242,025	5.75	N/A	N/A
Tier 1 capital (to adjusted total assets)	579,080	10.54	219,833	4.00	219,833	4.00	N/A	N/A

Bank
At December 31, 2018:
Total capital (to risk-weighted assets)	$886,728	19.04%	$372,550	8.00%	$459,866	9.88%	$465,687	10.00%
Tier 1 capital (to risk-weighted assets)	828,257	17.79	279,412	6.00	366,729	7.88	372,550	8.00
Common equity tier 1 capital (to risk-weighted assets)	828,257	17.79	209,559	4.50	296,875	6.38	302,697	6.50
Tier 1 capital (to adjusted total assets)	828,257	12.60	263,025	4.00	263,025	4.00	328,781	5.00

At December 31, 2017:
Total capital (to risk-weighted assets)	$625,336	14.90%	$335,736	8.00%	$388,196	9.25%	$419,671	10.00%
Tier 1 capital (to risk-weighted assets)	572,617	13.64	251,802	6.00	304,262	7.25	335,736	8.00
Common equity tier 1 capital (to risk-weighted assets)	572,617	13.64	188,852	4.50	241,311	5.75	272,786	6.50
Tier 1 capital (to adjusted total assets)	572,617	10.44	221,257	4.00	221,257	4.00	276,571	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(11)    Employee Benefit Plans

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") and Post-retirement Plan

The Company maintains a single employer, tax-qualified defined benefit pension plan ( the "Pension Plan") which covers full-time employees that satisfy the plan eligibility requirements. The benefits are based on years of service and the employee's compensation during the last five years of employment. During the year ended December 31, 2018, the pension plan was amended. Effective October 1, 2018, employees hired by the Bank are not eligible to participate in the Bank's pension plan as the plan has been closed to new employees as of that date, and effective January 1, 2019, the Post-retirement Plan has also been closed to new hires.

    The Company's policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. GAAP requires an employer to: (a) recognize in its statement of financial position the over-funded or under-funded status of a defined benefit post-retirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The assets of the plan are primarily invested in fixed income and equity funds.

The Company also has a RIM Plan, which is a non-qualified defined benefit plan which provides benefits to all employees of the Company if their benefits under the Pension Plan are limited by Internal Revenue Code 415 and 401(a)(17).

In addition, the Company provides certain health care and life insurance benefits to eligible retired employees under a Post-retirement Plan. The Company accrues the cost of retiree health care and other benefits during the employees’ period of active service.

The following table sets forth information regarding the Pension, RIM and Post-retirement Plans at December 31, 2018 and 2017:

	December 31,
	2018	2017	2018	2017	2018	2017
	Pension		RIM		Post-retirement
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$229,156	$216,992	$12,243	$11,032	$22,078	$22,133
Service cost	7,805	7,496	282	238	417	445
Interest cost	8,489	8,461	443	433	796	762
Actuarial (gain) loss	(30,703)	4,543	(1,355)	874	(1,845)	(726)
Benefits paid	(5,542)	(8,336)	(328)	(334)	(482)	(536)
Benefit obligation at end of year	209,205	229,156	11,285	12,243	20,964	22,078

Change in plan assets:
Fair value of plan assets at beginning of year	289,390	257,513	—	—	—	—
Actuarial return on plan assets	(10,874)	27,213	—	—	—	—
Employer contributions	—	13,000	328	334	482	536
Benefits paid	(5,542)	(8,336)	(328)	(334)	(482)	(536)
Fair value of plan assets at end of year	272,974	289,390	—	—	—	—
Funded status at end of year	$63,769	$60,234	$(11,285)	$(12,243)	$(20,964)	$(22,078)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(11)    Employee Benefit Plans (continued)

At December 31, 2018 and 2017, the unfunded liability for the RIM and Post-retirement Plans of $11.3 million and $21.0 million, and $12.2 million and $22.1 million, respectively, were included in other liabilities in the Consolidated Statements of Financial Condition, and the over-funded pension benefits associated with the Pension Plan totaling $63.8 million and $60.2 million, respectively, were included in other assets.

The components of accumulated other comprehensive income (loss) related to the Pension, RIM , and Post-retirement Plans on a pre-tax basis, at December 31, 2018 and 2017, and September 30, 2017 and 2016 are summarized in the following table:

	At December 31,			At December 31,
	2018			2017
	Pension	RIM	Post-retirement	Pension	RIM	Post-retirement
	(In thousands)

Unrecognized prior service costs	$—	$—	$—	$—	$—	$(106)
Unrecognized net actuarial income	59,579	3,748	4,226	61,731	5,515	6,395
Total accumulated other comprehensive income	$59,579	$3,748	$4,226	$61,731	$5,515	$6,289

	At September 30,
	2017	2016	2017	2016	2017	2016
	Pension		RIM		Post-retirement
	(In thousands)

Unrecognized prior service costs	$—	$—	$—	$—	$(140)	$(276)
Unrecognized net actuarial income	55,438	74,768	4,725	5,154	4,611	8,374
Total accumulated other comprehensive income	$55,438	$74,768	$4,725	$5,154	$4,471	$8,098

Net periodic benefit (income) cost for Pension, RIM and Post-retirement plans for the years ended December 31, 2018, September 30, 2017 and 2016 and the three months ended December 31, 2017, includes the following components:

	For the Year Ended December 31,			For the Three Months Ended December 31,
	2018			2017
	Pension	RIM	Post-retirement	Pension	RIM	Post-retirement
	(In thousands)

Service cost	$7,805	$282	$417	$1,780	$60	$92
Interest cost	8,489	443	796	2,128	111	205
Expected return on plan assets	(20,794)	—	—	(4,814)	—	—
Amortization:
Prior service credit	—	—	(106)	—	—	(34)
Net loss	3,117	413	323	707	103	70
Net periodic (income) cost	$(1,383)	$1,138	$1,430	$(199)	$274	$333

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(11)    Employee Benefit Plans (continued)

	For the Years Ended September 30,
	2017	2016	2017	2016	2017	2016
	Pension		RIM		Post-retirement
	(In thousands)
Service cost	$7,621	$6,188	$237	$140	$471	$447
Interest cost	8,444	8,096	429	385	742	854
Expected return on plan assets	(24,809)	(22,706)	—	—	—	—
Amortization:
Prior service credit	—	—	—	—	(136)	(136)
Net loss	10,998	8,490	453	283	325	339
Net periodic cost	$2,254	$68	$1,119	$808	$1,402	$1,504

The weighted average actuarial assumptions used in the plan determinations at and for the years ended December 31, 2018, September 30, 2017 and 2016 and the three months ended December 31, 2017 were as follows:

	At and For the Year Ended December 31,			At and For the Three Months Ended December 31,
	2018			2017
	Pension	RIM	Post-retirement	Pension	RIM	Post-retirement
Weighted average assumptions used to determine benefit obligation:
Discount rate	4.570%	4.470%	4.410%	3.750%	3.625%	3.625%
Rate of compensation increase	3.500%	3.500%	N/A	3.500%	3.500%	N/A
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.750%	4.470%	3.625%	4.000%	3.875%	3.875%
Expected rate of return on plan assets	7.250%	N/A	N/A	7.250%	N/A	N/A
Rate of compensation increase	3.500%	3.500%	N/A	3.500%	3.500%	N/A

	At and For the Years Ended September 30,
	2018	2017	2018	2017	2018	2017
	Pension		RIM		Post-retirement
Weighted average assumptions used to determine benefit obligation:
Discount rate	4.000%	3.875%	3.875%	3.625%	3.875%	3.625%
Rate of compensation increase	3.500	3.500	3.500	3.500	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.875%	4.500%	3.625%	4.375%	3.625%	4.375%
Expected rate of return on plan assets	7.500	7.500	N/A	N/A	N/A	N/A
Rate of compensation increase	3.500	3.500	3.500	3.500	N/A	N/A

The Company provides its actuaries with certain rate assumptions used in measuring the respective benefit obligations. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year's financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company's pension and post-retirement plans.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(11)    Employee Benefit Plans (continued)

The Company compares this rate to certain market indices, such as long-term treasury bonds, or pension liability indices, for reasonableness. The Company's expected return on plan assets assumption is based on historical investment return rate experience and evaluation of input from the trustee managing the pension plan's assets and the Bank's Pension Committee which has responsibility for managing these assets. The expected return on pension plan assets is also impacted by the target allocation of assets, which is based on the Company's goal of earning the highest rate of return while maintaining risk at acceptable levels.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on post-retirement benefits at December 31, 2018:

	1% increase	1% decrease
	(In thousands)

Effect on total service cost and interest cost	$14	$(12)
Effect on post-retirement benefit obligations	130	(120)

Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years are as follows:

	Pension	RIM	Post-retirement
	(In thousands)

2019	$5,791	$329	$1,079
2020	6,301	341	1,114
2021	6,892	377	1,171
2022	7,471	416	1,212
2023	8,167	458	1,249
Years 2024 - 2028	52,675	3,318	6,840

The Company does not anticipate making a discretionary cash contribution to the pension plan for the year ended December 31, 2019.

The weighted average asset allocation of pension assets at December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
	(In thousands)

Domestic equities	35.20%	38.10%
Foreign equities	10.80	13.90
Fixed income	42.30	36.90
Real estate	10.50	9.30
Cash	1.20	1.80
Total	100.00%	100.00%

Management, under the direction of the Pension Committee, strives to have pension assets sufficiently diversified so that adverse or unexpected results from one security class will not have a significant detrimental impact on the entire portfolio. The target allocation of assets and acceptable ranges around the targets are as follows:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(11)    Employee Benefit Plans (continued)

Allowable Range

Equities	40-60%
Fixed income	40-60%
Real estate	0-10%
Cash	0-15%

The Pension Committee engages an investment management advisory firm to regularly monitor the performance of the asset managers and ensure they are within compliance with policy. The maximum and minimum of the range for each class is based on the fair value of the assets in the fund. If changes in fair value should lead to allocations outside these boundaries, management shall adjust exposure back to the established guidelines within 90 days or reevaluate the guidelines.

The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the Statements of Net Assets Available for Plan benefits at December 31, 2018 and 2017, respectively. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2018
		Fair value measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)

Money market mutual funds	$3,459	$3,459	$—	$—
Mutual funds - value stock fund	22,533	22,533	—	—
Mutual funds - fixed income	115,500	115,500	—	—
Mutual funds - international stock	29,441	29,441	—	—
Mutual funds - institutional stock index	73,450	73,450	—	—
Commingled real estate funds	28,591	—	28,591	—
	$272,974	$244,383	$28,591	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(11)    Employee Benefit Plans (continued)

	December 31, 2017
		Fair value measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)

Money market mutual funds	$5,236	$5,236	$—	$—
Mutual funds - value stock fund	27,364	27,364	—	—
Mutual funds - fixed income	106,726	106,726	—	—
Mutual funds - international stock	40,388	40,388	—	—
Mutual funds - institutional stock index	82,831	82,831	—	—
Commingled real estate funds	26,845	—	26,845	—
	$289,390	$262,545	$26,845	$—

Money market and other mutual funds are reported at fair value in the table above utilizing exchange quoted prices in active markets for identical instruments (Level 1 inputs). The commingled trust funds are reported at their respective net asset values (Level 2).

BOLI and Split-Dollar Life Insurance

The Company has Bank-owned life insurance ("BOLI") which is a tax-advantaged transaction that is used to partially fund obligations associated with employee compensation and benefit programs. Policies are purchased insuring officers of the Company using a single premium method of payment. BOLI is accounted for using the cash surrender value and the increase in cash surrender value is included in non-interest income in the Company's Statements of Income. At December 31, 2018 and 2017, the Company had $184.5 million and $150.5 million, respectively, in BOLI. BOLI income for the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017, was $5.2 million, $4.9 million, $4.4 million, and $1.1 million, respectively.

The Company also provides life insurance benefits to eligible employees under an endorsement split-dollar life insurance program. The Company recognizes a liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits post-retirement. At December 31, 2018 and 2017, $10.5 million and $5.9 million, respectively, related to the liability under this program was recognized in other liabilities in the Company's Consolidated Statements of Financial Condition. The BOLI expense related to the split-dollar benefit for the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017, was $1.3 million, $395,000, $356,000 and $159,000, respectively.

Savings Income Maintenance Deferred Compensation Plan (the "SIM Plan")

The Company also maintains a non-qualified defined contribution plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the 401(k) Plan under tax law limits for tax-qualified plans. The expense for the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017, was approximately $86,000, $14,000, $47,000 and $1,000, respectively.

401(k) Plan

The Company has a 401(k) plan covering substantially all employees of the Bank. The Bank may match a percentage of the first 3.00% to 4.50% contributed by participants. The Bank’s matching contribution, if any, is determined by the Board of Directors in its sole discretion. The expense for the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017, was approximately $1.3 million, $1.2 million, $1.1 million and $289,000, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(11)    Employee Benefit Plans (continued)

Employee Stock Ownership Plan ("ESOP")

    Effective upon the consummation of the Company's reorganization in April 2018, an ESOP was established for all eligible employees. The ESOP used $45.4 million in proceeds from a twenty year term loan obtained from the Company to purchase 4,542,855 shares of Company common stock. The term loan principal is payable in installments through April 2038. Interest on the term loan is fixed at a rate of 4.75%.

Each year, the Bank makes discretionary contributions to the ESOP, which are equal to principal and interest payments required on the term loan. Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and is held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released form the suspense account are allocated among the participants on the basis of compensation, as described by the ESOP, in the year of allocation.

The ESOP shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the average market price of the shares during the year, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was $2.6 million for the year ended December 31, 2018. There was no ESOP expense recorded for the years ended September 30, 2017 and 2016, or the three months ended December 31, 2017.

The ESOP shares were as follows:

December 31,
2018
(In thousands)

Allocated shares	159
Unearned shares	4,384
Total ESOP shares	4,543
Fair value of unearned shares	$67,025

Supplemental Executive Retirement Plan ("SERP")

The Company has a SERP, which is a non-qualified plan which provides supplemental retirement benefits to eligible officers (those designated by the Board of Directors) of the Company who are prevented from receiving the full benefits contemplated by the ESOP's benefit formulas under tax law limits for tax-qualified plans. SERP compensation expense was $165,000 for the year ended December 31, 2018. There was no SERP expense recorded for the years ended September 30, 2017 and 2016, and the three months ended December 31, 2017.

Stock Based Deferral Plan and Directors Deferred Compensation Plan

In addition, the Bank maintains a stock based deferral plan for certain executives and directors, and a cash based deferred compensation plan for directors. The Company records a deferred compensation equity instrument and corresponding contra-equity account for the cost of the shares held by the Stock Based Deferral Plan. Periodic adjustments to market are not required as participants do not have the option to take the distribution in cash. The Company records a liability for the amount deferred under the Directors Deferred Compensation Plan. There were no expenses recorded under these plans.

(12)    Income Taxes

On December 22, 2017, the President signed into law the Tax Act. The new law reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Under ASC 740, "Income Taxes", companies are required to recognize the effect of tax law changes in the period of enactment; therefore, the Company re-measured its deferred tax assets and liabilities at the enacted tax rate expected to apply when its temporary differences are expected to be realized or settled. As a result of the enactment of the Act, the
Company recognized an additional tax expense of $11.7 million in December 2017. In 2017, the Company estimated the accounting for the effects of the 2017 Act. In 2018, under Staff Accounting Bulletin No. 118 ("SAB 118”), we finalized the accounting for the Act and our financial statements for the year ended December 31, 2018 and the three months ended December 31, 2017 reflect these changes.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)    Income Taxes (continued)

The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017 are as follows:

	Year ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2018	2017	2017	2016
	(In thousands)
Current:
Federal	$11,284	$630	$16,198	$13,209
State	5,129	862	1,236	664
Total current	16,413	1,492	17,434	13,873

Deferred:
Federal	(4,901)	7,530	(1,454)	2,743
State	(589)	(39)	28	187
Total deferred	(5,490)	7,491	(1,426)	2,930
	$10,923	$8,983	$16,008	$16,803

The Company reported deferred tax expense (benefit) of $1.4 million, $6.4 million, $(2.6) million and $(119,000) for the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017, respectively, related to the unrealized gains (losses) on securities available for sale, which is reported in accumulated other comprehensive income (loss), net of tax. Additionally, the Company recorded a deferred tax (benefit) expense of $(530,000), $(4.2) million, $(3.3) million and $(94,000), respectively, related to the amortization of post-retirement benefit obligations, which is reported in accumulated other comprehensive income, net of tax.

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate (35% for the 2017 and 2016 periods presented below, and 21% for the 2018 period) is as follows:

	Year ended December 31,	Three Months Ended December 31,	September 30,
	2018	2017	2017	2016
	(In thousands)

Tax expense at applicable statutory rate	$7,067	$4,431	$16,478	$17,415
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	3,587	535	822	553
ESOP fair market value adjustment	202	—	—	—
Tax exempt interest income	(4)	(2)	(50)	(28)
Income from Bank-owned life insurance	(812)	(381)	(1,589)	(1,405)
Dividend received deduction	(16)	(10)	(40)	(39)
Impact of tax reform	—	4,700	—	—
Other, net	899	(290)	387	307
	$10,923	$8,983	$16,008	$16,803

The net deferred tax asset is included in other assets in the Consolidated Statements of Financial Condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are as follows:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)    Income Taxes (continued)

	At December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$13,251	$12,584
Post retirement benefit	3,720	3,414
Deferred compensation	2,228	1,939
Depreciation	1,042	949
Retirement income maintenance plan	1,602	1,455
ESOP	128	—
Stock-based compensation	35	—
Reserve for uncollected interest	24	62
Net unrealized losses on securities and defined benefit plans	19,060	18,221
State NOL	2,063	2,476
Alternative minimum assessment carryforwards	2,156	2,156
Charitable contribution carryforward	6,085	—
Other items	670	1,595
Gross deferred tax assets	52,064	44,851
Valuation allowance	(2,388)	(2,786)
	49,676	42,065
Deferred tax liabilities:
Pension expense	26,071	26,234
Deferred loan costs	5,736	4,257
Intangible assets	1,621	1,642
Other items	34	48
Total gross deferred tax liabilities	33,462	32,181
Net deferred tax asset	$16,214	$9,884

Retained earnings at December 31, 2018 and 2017 includes approximately $21.5 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders.

Management believes that not all existing net deductible temporary differences that comprise the net deferred tax asset will reverse during periods in which the Company generates sufficient net taxable income. Accordingly, management has established a valuation allowance. Significant changes in the Company's operations and or economic conditions could affect the benefits of the recognized net deferred tax asset. Based on all available evidence, a valuation allowance was established for the portion of the state tax benefit that is not more likely than not to be realized. At December 31, 2018 and 2017, the Company's valuation allowance totaled $2.4 million and $2.8 million, respectively. Based upon projections of future taxable income and the ability to carryforward net operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax asset.

The Company had New Jersey net operating loss carryforwards of $2.1 million and $2.5 million, respectively, available to offset future taxable income as of December 31, 2018 and 2017, respectively. If not utilized, these carryforwards will expire periodically through 2038.

The Company files income tax returns in the United States federal jurisdiction and in the states of New Jersey, New York and Pennsylvania. As of December 31, 2018, the Company is no longer subject to federal income tax examination for the years prior to 2014. Columbia Bank MHC and its subsidiaries' federal return is currently under audit for the tax year 2014. The Company is open for examination by the State of New Jersey for 2014, 2015, 2016 and 2017 and the States of New York and Pennsylvania for 2016 and 2017.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Financial Transactions with Off-Balance-Sheet Risk and Concentrations of Credit Risk

The Company is a party to transactions with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers. These transactions consist of commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated statements of financial condition.

At December 31, 2018 and 2017, the following commitments existed which are not reflected in the consolidated statements of financial condition:

	December 31,
	2018	2017
	(In thousands)
Loan commitments:
Residential real estate	$29,622	$58,860
Commercial real estate	73,201	17,994
Commercial business	13,000	14,796
Construction loans	71,062	20,715
Consumer home equity loans and lines of credit	8,344	5,858
Total loan commitments	$195,229	$118,223

Unused lines of credit consisting of home equity lines, and undisbursed business and construction lines totaled approximately $714.6 million and $679.4 million as of December 31, 2018 and 2017, respectively. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates that fluctuate with the base rate.

The Company uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans. Commitments to extend credit are agreements to lend customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.

The Company principally grants residential, multifamily and commercial real estate loans, construction loans, commercial and industrial loans, home equity loans and advances and other consumer loans to borrowers primarily throughout New Jersey, in New York and Pennsylvania, and to a much lesser extent in a few other east coast states. Its borrowers' abilities to repay their obligations are dependent upon various factors, including the borrowers' income and net worth, cash flows generated by the underlying collateral, if any, or from business operations, value of the underlying collateral and priority of the Company's lien on the property. These factors are dependent on various economic conditions and circumstances beyond the Company's control , and as a result, the Company is subject to the risk of loss. The Company believes that its lending policies and procedures adequately minimize the potential exposure to such risks and adequate provisions for loan losses are provided for all probable and estimable losses.

In the normal course of business, the Company sells residential real estate loans to third parties. These loan sales are subject to customary representations and warranties. In the event that the Company is found to be in breach of these representations and warranties, it may be obligated to repurchase certain of these loans.

The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its know or expected cash payments principally related to the Company's borrowings. These derivatives were used to hedge the variability in cash flows associated with certain short-term funding transactions. The fair value of the derivatives as of December 31, 2018 was a net liability of $2.6 million, inclusive of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Financial Transactions with Off-Balance-Sheet Risk and Concentrations of Credit Risk (continued)

In connection with its mortgage banking activities, the Company at December 31, 2018, had commitments of approximately
$8.1 million to sell loans, with serving retained by the Bank.

In addition to the commitments noted above, the Company is party to standby letters of credit which are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and may be secured or unsecured. Outstanding letters of credit totaled $7.0 million and $11.6 million at December 31, 2018 and 2017, respectively.

Certain bank facilities are occupied under non-cancelable operating leases on buildings and land used for office space and banking purposes, which expire at various dates through February 2030. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessor's cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

December 31,
2018
(In thousands)

2019	$3,596
2020	3,511
2021	3,288
2022	2,921
2023	2,590
Thereafter	5,209
Total lease commitments	$21,115

Net occupancy expense, which represents rental expenses for Bank facilities, for the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017, totaled $4.6 million, $4.3 million, $4.0 million, and $1.1 million, respectively.

In the normal course of business, there are outstanding various legal proceedings, claims, and contingent liabilities which are not included in the consolidated financial statements. In the opinion of management, the financial position of the Company will not be materially affected by the outcome of such legal proceedings and claims.

(14)    Fair Value Measurements

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

Level 2: Quoted prices for identical or similar instruments in markets that are active or not active, or inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Fair Value Measurements (continued)

Level 3: Prices or valuation techniques that require unobservable inputs that are both significant to the fair value measurement and unobservable (i.e., supported by minimal or no market activity). Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The valuation techniques described below were used to measure fair value of financial instruments as reflected in the accompanying tables below on a recurring basis as of December 31, 2018 and 2017.

Securities Available for Sale

For securities available for sale, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third-party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or to comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs quarterly analysis on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to assess the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in an adjustment in the prices obtained from the pricing service. The Company may hold equity securities and debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs.

Derivatives

The Company records all derivatives on the Consolidated Statements of Financial Condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company has interest rate derivatives resulting from a service provided to certain qualified borrowers in a loan related transaction and, therefore, are not used to manage interest rate risk in the Company's assets or liabilities. As such, all changes in fair value of the Company's derivatives are recognized directly in earnings.

The fair value of the Company's derivatives are determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Fair Value Measurements (continued)

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values as of December 31, 2018 and 2017, by level within the fair value hierarchy:

	December 31, 2018
		Fair Value Measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Securities available for sale:
U.S. government and agency obligations	$54,157	$54,157	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	920,007	—	920,007	—
Municipal obligations	987	—	987	—
Corporate debt securities	53,467	—	53,467	—
Trust preferred securities	4,250	—	4,250	—
Equity securities	1,890	1,890	—	—
Total securities available for sale	1,034,758	56,047	978,711	—
Derivative assets	865	—	865	—
	$1,035,623	$56,047	$979,576	$—

Derivative liabilities	$3,467	$—	$3,467	$—

	December 31, 2017
		Fair Value Measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Securities available for sale:
U.S. government and agency obligations	$39,644	$39,644	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	606,612	—	606,612	—
Municipal obligations	1,957	—	1,957	—
Corporate debt securities	54,514	—	54,514	—
Trust preferred securities	4,656	—	4,656	—
Equity securities	3,187	3,187	—	—
Total securities available for sale	710,570	42,831	667,739	—
Derivative assets	490	—	490	—
	$711,060	$42,831	$668,229	$—

Derivative liabilities	$203	$—	$203	$—

There were no transfers between Level 1, Level 2, and Level 3 during the years ended December 31, 2018, September 30, 2016 and the three months ended December 31, 2017. During the year ended September 30, 2017, U.S. Government and agency obligations with a carrying value of $20.4 million were transferred from Level 2 to Level 1.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Fair Value Measurements (continued)

There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2018 and 2017.

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2018 and 2017.

Collateral Dependent Impaired Loans

Loans which meet certain criteria are evaluated individually for impairment. For loans measured for impairment based on the fair value of the underlying collateral, fair value was estimated using a market approach. The Company measures the fair value of collateral underlying impaired loans primarily through obtaining independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case-by-case basis, to comparable assets based on the appraisers’ market knowledge and experience, as well as adjustments for estimated costs to sell between 6% and 8%. The Company classifies these loans as Level 3 within the fair value hierarchy.

Real Estate Owned

Assets acquired through foreclosure or deed in lieu of foreclosure are carried at fair value, less estimated costs to sell between 6% and 8%. Fair value is generally based on independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case basis, to comparable assets based on the appraiser's market knowledge and experience, and are classified as Level 3. When an asset is acquired, the excess of the loan balance over fair value less estimated selling costs is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned, are recorded as incurred.

Mortgage Servicing Rights, Net

Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSRs is obtained through an analysis of future cash flows, incorporating assumptions that market participants would use in determining fair value including market discount rates, prepayments speeds, servicing income, servicing costs, default rates and other market driven data, including the market's perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant effect on this fair value estimate.

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values as of December 31, 2018 and 2017, by level within the fair value hierarchy:

	December 31, 2018
		Fair Value Measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)

Impaired loans	$1,525	$—	$—	$1,525
Real estate owned	92	—	—	92
Mortgage servicing rights	442	—	—	442
	$2,059	$—	$—	$2,059

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Fair Value Measurements (continued)

	December 31, 2017
		Fair Value Measurements
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
	(In thousands)

Impaired loans	$10,251	$—	$—		$10,251
Real estate owned	959	—	—		959
Mortgage servicing rights	316	—	—		316
	$11,526	$—	$—	23	$11,526

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2018 and 2017:

	December 31, 2018
	Fair value	Valuation methodology	Unobservable inputs	Range	Weighted average
	(In thousands)
Impaired loans	$1,525	Appraised value (2)	Discount for cost to sell (3)	6.0% - 8.0%	7.5%
Real estate owned	92	Contract sales price (1)	Discount for cost to sell (3)	6.0%	6.0%
Mortgage servicing rights	442	Estimated cash flow	Prepayment speeds	3.3% - 26.8%	12%

	December 31, 2017
	Fair value	Valuation methodology	Unobservable inputs	Range of inputs	Weighted average
	(In thousands)
Impaired loans	$10,251	Appraised value (2)	Discount for cost to sell (3)	6.0% - 8.0%	7.2%
Real estate owned	959	Appraised value (2)	Discount for cost to sell (3)	6.0%	6.0%
Mortgage servicing rights	316	Estimated cash flow	Prepayment speeds	3.6% -11.0%	3.9%

(1) Value is based on signed contract for sale.
(2) Value is based on an independent appraisal of the market or fair value of the loan's underlying collateral.
(3) Includes commissions, fees and other costs.

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

(14)    Fair Value Measurements (continued)

Cash and Cash Equivalents

For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value due to their nature and short-term maturities.

Securities Held to Maturity

For securities held to maturity, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or to compare securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs quarterly analysis on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to assess the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in an adjustment in the prices obtained from the pricing service. The Company also holds debt instruments issued by the U.S. government and U.S. government sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 within the fair value hierarchy.

Federal Home Loan Bank Stock ("FHLB")

The carrying value of FHLB stock is its cost. The fair value of FHLB stock is based on redemption at par value. There is no active market for this stock. The Company classifies the estimated fair value as Level 2 within the fair value hierarchy.

Loans Receivable

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial mortgage, residential mortgage, commercial, construction, and consumer and other. Each loan category is further segmented into fixed and adjustable rate interest terms and into performing and non-performing categories. The fair value of performing loans was estimated using a combination of techniques, including a discounted cash flow model that utilizes a discount rate that reflects the Company’s current pricing for loans with similar characteristics and remaining maturity, adjusted by an amount for estimated credit losses inherent in the portfolio at the balance sheet date. The rates take into account the expected yield curve, as well as an adjustment for prepayment risk, when applicable. The fair value estimated does not incorporate an exit value. The Company classifies the estimated fair value of its loan portfolio as Level 3.

The fair value for significant non-performing loans was based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows. The Company classifies the estimated fair value of its non-performing loan portfolio as Level 3.

Deposits

The fair value of deposits with no stated maturity, such as demand, money market, savings and club deposits, was equal to the amount payable on demand and classified as Level 2. The estimated fair value of certificates of deposit was based on the discounted value of contractual cash flows. The discount rate was estimated using the Company’s current rates offered for deposits with similar remaining maturities. The Company classifies the estimated fair value of its certificates of deposit portfolio as Level 2.

Borrowings

The fair value of borrowings was estimated by discounting future cash flows using rates available for debt with similar terms and maturities and is classified by the Company as Level 2 within the fair value hierarchy.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Fair Value Measurements (continued)

Commitments to Extend Credit and Letters of Credit

The fair value of commitments to extend credit and letters of credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.
The fair value estimates of commitments to extend credit and letters of credit are deemed immaterial in comparison to their carrying value.

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values as of December 31, 2018 and 2017:

	December 31, 2018
		Fair Value Measurements
	Carrying value	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$42,201	$42,201	$42,201	$—	$—
Securities available for sale	1,034,758	1,034,758	56,047	978,711	—
Securities held to maturity	262,143	254,841	23,241	254,841	—
Federal Home Loan Bank stock	58,938	58,938	—	58,938	—
Loans held-for-sale	8,081	8,081		8,081	—
Loans receivable, net	4,979,182	4,841,830	—	—	4,841,830
Derivative assets	865	865	—	865	—

Financial liabilities:		—
Deposits	$4,413,873	$4,402,336	$—	$4,402,336	$—
Borrowings	1,189,180	1,185,007	—	1,185,007	—
Derivative liabilities	3,467	3,467	—	3,467	—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Fair Value Measurements (continued)

	December 31, 2017
		Fair Value Measurements
	Carrying value	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
	(In thousands)
Financial assets:
Cash and cash equivalents	$65,498	$65,498	$65,498	$—	$—
Securities available for sale	710,570	710,570	42,831	667,739	—
Securities held to maturity	239,618	236,125	8,344	227,781	—
Federal Home Loan Bank Stock	44,664	44,664	—	44,664	—
Loans receivable, net	4,400,470	4,367,945	—	—	4,367,945
Derivative assets	490	490	—	490	—

Financial liabilities:		—
Deposits	$4,263,315	$3,959,460	$—	$3,959,460	$—
Borrowings	929,057	925,032	—	925,032	—
Derivative liabilities	203	203	—	203	—

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because limited markets exist for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include goodwill and other intangibles, deferred tax assets, office properties and equipment, and bank-owned life insurance. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active markets for many of these financial instruments. The lack of uniform methodologies introduces a greater degree of subjectivity to these estimates.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)    Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2018, September 30, 2017 and 2016 and the three months ended December 31, 2017:

	Quarters Ended December 31, 2018
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)

Total interest income	$51,791	$55,019	$57,695	$61,785
Total interest expense	12,730	14,004	17,112	18,410
Net interest income	39,061	41,015	40,583	43,375
Provision for loan losses	2,000	2,400	1,500	777
Net interest income after provision for loan losses	37,061	38,615	39,083	42,598
Total non-interest income	4,543	5,450	5,290	6,405
Total non-interest expense	26,015	61,768	26,590	31,013
Income (loss) before income tax expense	15,589	(17,703)	17,783	17,990
Income tax expense	3,805	(2,961)	6,956	3,123
Net income (loss)	$11,784	$(14,742)	$10,827	$14,867
Basic and diluted earnings per share	N/A	$(0.13)	$0.10	$0.13

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)    Selected Quarterly Financial Data (Unaudited) (continued)

Quarter Ended December 31,
2017
(In thousands)

Total interest income	$49,169
Total interest expense	12,240
Net interest income	36,929
Provision for loan losses	3,400
Net interest income after provision for loan losses	33,529
Total non-interest income	4,733
Total non-interest expense	25,601
Income before income tax expense	12,661
Income tax expense	8,983
Net income	$3,678
Basic and diluted earnings per share	N/A

	Quarters Ended September 30, 2017
	December 31	March 31	June 30	September 30
	(Dollars in thousands, except per share data)

Total interest income	$44,129	$45,428	$46,850	$47,820
Total interest expense	10,724	10,651	11,211	11,860
Net interest income	33,405	34,777	35,639	35,960
Provision for loan losses	—	375	375	5,676
Net interest income after provision for loan losses	33,405	34,402	35,264	30,284
Total non-interest income	5,534	5,806	4,645	1,630
Total non-interest expense	24,078	24,903	24,703	30,206
Income before income tax expense	14,861	15,305	15,206	1,708
Income tax expense	4,868	5,012	5,934	194
Net income	$9,993	$10,293	$9,272	$1,514
Basic and diluted earnings per share	N/A	N/A	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)    Selected Quarterly Financial Data (Unaudited) (continued)

	Quarters Ended September 30, 2016
	December 31	March 31	June 30	September 30
	(Dollars in thousands, except per share data)

Total interest income	$41,616	$41,929	$42,421	$43,011
Total interest expense	10,996	10,840	11,003	11,123
Net interest income	30,620	31,089	31,418	31,888
Provision for loan losses	—	417	—	—
Net interest income after provision for loan losses	30,620	30,672	31,418	31,888
Total non-interest income	4,537	4,738	4,525	4,702
Total non-interest expense	23,388	22,816	23,658	23,482
Income before income tax expense	11,769	12,594	12,285	13,108
Income tax expense	3,859	4,281	4,052	4,611
Net income	$7,910	$8,313	$8,233	$8,497
Basic and diluted earnings per share	N/A	N/A	N/A	N/A

(16)    Earnings per Share

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release and deferred compensation obligations required to be settled in shares of Company stock.

Diluted EPS is computed using the same method as basic EPS and reflects the potential dilution which could occur if stock options and unvested shares were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017, the Company did not have any stock options outstanding.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017:

	December 31,	Three Months Ended December 31,	September 30,
	2018	2017	2017	2016
	(Dollars in thousands, except per share data)
Net income	$22,736	$3,678	$31,072	$32,953

Basic earnings per share:
Weighted average shares outstanding - basic	111,395,723	N/A	N/A	N/A
Basic earnings per share	$0.20	N/A	N/A	N/A

Diluted earnings per share:
Weighted average shares outstanding - diluted	111,395,723	N/A	N/A	N/A
Diluted earnings per share	$0.20	N/A	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Parent-only Financial Information

The condensed financial statements of Columbia Financial, Inc. (parent company) are presented below:

Statements of Financial Condition

	December 31,
	2018	2017
	(In thousands)
Assets
Cash and due from Bank	$153,697	$1,537
Short-term investments	136	164
Total cash and cash equivalents	153,833	1,701

Securities available for sale, at fair value	1,420	2,783
Investment in subsidiaries	764,663	516,607
Loan receivable from Bank	44,439	—
Other assets	7,852	3,281
Total assets	$972,207	$524,372

Liabilities and Stockholders' Equity
Liabilities:
Borrowings	$—	$50,657
Accrued expenses and other liabilities	147	1,645
Total liabilities	147	52,302

Total stockholders' equity	972,060	472,070
Total liabilities and stockholders' equity	$972,207	$524,372

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Parent-only Financial Information (continued)

Statements of Comprehensive Income (Loss)

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2018	2017	2017	2016
	(In thousands)
Income:
Dividend from subsidiary	$—	$—	$2,000	$3,000
Securities available for sale	123	41	162	157
Interest earnings	2,384	—	1	—
Total income	2,507	41	2,163	3,157

Interest expense on borrowings	3,468	1,044	4,177	4,177

Net interest expense	(961)	(1,003)	(2,014)	(1,020)

Equity earnings in subsidiary	51,401	4,288	32,230	32,743

Expense:
Loss on securities available for sale	—	60	—	—
Charitable contribution to foundation	34,767	—	—	—
Other non-interest expense	425	2	460	355
Total expense	35,192	62	460	355

Income before income tax benefit	15,248	3,223	29,756	31,368

Income tax benefit	7,488	455	1,316	1,585

Net income	22,736	3,678	31,072	32,953
Other comprehensive (loss) income	(6,487)	(19,230)	5,178	(11,287)
Comprehensive income (loss)	$16,249	$(15,552)	$36,250	$21,666

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Parent-only Financial Information (continued)

Statements of Cash Flows
	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2018	2017	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$22,736	$3,678	$31,072	$32,953
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	890	14	53	53
Loss on securities available for sale	—	60	—	—
Deferred tax (benefit) expense	(6,086)	42	1	(2)
Increase (decrease) in other assets	1,515	(494)	1,404	(1,600)
(Decrease) increase in accrued expenses and other liabilities	(1,498)	989	62	10
Contribution of common stock to Columbia Bank Foundation	34,767	—	—	—
Equity in undistributed earnings of subsidiary	(51,401)	(4,288)	(32,295)	(32,744)
Net cash provided by (used in) operating activities	923	1	297	(1,330)

Cash flows from financing activities:
Capital contribution to subsidiary	(246,420)	—	—	—
Proceeds from sales of securities available for sale	—	92	—	—
Proceeds from call / paydowns of securities available for sale	1,601	10	—	—
Purchases of securities available for sale	(414)	—	—	—
Loan to ESOP	(45,428)	—	—	—
Repayment of loans receivable from Bank	989	—	—	—
Net cash (used in) provided by investing activities	(289,672)	102	—	—

Cash flows from financing activities:
Payment for trust preferred securities	(51,547)	—
Issuance of common stock	492,428	—
Net cash provided by financing activities	440,881	—	—	—

Net increase (decrease) in cash and cash equivalents	152,132	103	297	(1,330)

Cash and cash equivalents at beginning of period	1,701	1,598	1,301	2,631
Cash and cash equivalents at end of period	$153,833	$1,701	$1,598	$1,301

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(18)    Other Comprehensive Income (Loss)

The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017:

	For the Year Ended December 31,			For the Three Months Ended December 31,
	2018			2017
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of Other Comprehensive (Loss) Income:
Unrealized gains and losses on securities available for sale:
Net (loss) gain arising during the period	$(7,224)	$1,446	$(5,778)	$(3,012)	$(119)	$(3,131)
Accretion of unrealized loss on securities reclassified as held to maturity	(13)	—	(13)	(2)	(56)	(58)
Reclassification adjustment for (gain) loss included in net income	(116)	24	(92)	60	(13)	47
	(7,353)	1,470	(5,883)	(2,954)	(188)	(3,142)

Unrealized (loss) gain on swap contract	(2,825)	595	(2,230)	192	(30)	162

Employee benefit plans:
Amortization of prior service cost included in net income	(623)	132	(491)	(24)	(19)	(43)
Reclassification adjustment of actuarial net (loss) gain included in net income	2,526	(530)	1,996	(9)	(94)	(103)
Change in funded status of retirement obligations	897	(776)	121	(9,024)	3,354	(5,670)
Tax effects resulting from the adoption of ASU No. 2018-02	—	—	—	—	(10,434)	(10,434)
	2,800	(1,174)	1,626	(9,057)	(7,193)	(16,250)
Total other comprehensive (loss)	$(7,378)	$891	$(6,487)	$(11,819)	$(7,411)	$(19,230)
The Company, in accordance with ASU No. 2018-02, elected to reclassify the income tax effects of the Tax Act from accumulated other comprehensive (loss) income to retained earnings for the year ended December 31, 2017.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(18)    Other Comprehensive Income (Loss) (continued)

	For the Years Ended September 30,
	2017			2016
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of Other Comprehensive (Loss) Income:
Unrealized gains and losses on securities available for sale:
Net (loss) gain arising during the period	$(17,877)	$6,379	$(11,498)	$7,271	$(2,597)	$4,674
Accretion of unrealized gain on securities reclassified as held to maturity	12	(4)	8	—	—	—
Reclassification adjustment for loss (gain) included in net income	2,626	(937)	1,689	(552)	197	(355)
	(15,239)	5,438	(9,801)	6,719	(2,400)	4,319

Unrealized gain on swap contract	95	(33)	62	—	—	—
	95	(33)	62	—	—	—

Employee benefit plans:
Amortization of prior service cost included in net income	(114)	41	(73)	(114)	41	(73)
Reclassification adjustment of actuarial net gains (losses) included in net income	11,806	(4,213)	7,593	9,123	(3,259)	5,864
Change in funded status of retirement obligations	11,503	(4,106)	7,397	(33,287)	11,890	(21,397)
	23,195	(8,278)	14,917	(24,278)	8,672	(15,606)
Total other comprehensive income (loss)	$8,051	$(2,873)	$5,178	$(17,559)	$6,272	$(11,287)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(18)    Other Comprehensive Income (Loss) (continued)

The following tables present the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the years ended ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017:

	For the Year Ended December 31,				For the Three Months Ended December 31,
	2018				2017
	Unrealized (losses) gains on securities available for sale	Unrealized gains (losses) on swaps	Employee benefit plans	Accumulated other comprehensive loss	Unrealized (losses) gains on securities available for sale	Unrealized gains (losses) on swaps	Employee benefit plans	Accumulated other comprehensive loss
	(In thousands)

Balance at beginning of period	$(7,279)	$224	$(58,355)	$(65,410)	$(4,137)	$62	$(42,105)	$(46,180)
Current period changes in other comprehensive (loss) income	(5,883)	(2,230)	1,626	(6,487)	(1,828)	122	(5,816)	(7,522)
Reclassification of tax effects resulting from the adoption of ASU No. 2018-02	—	—	—	—	(1,314)	40	(10,434)	(11,708)
Total other comprehensive (loss) income	$(13,162)	$(2,006)	$(56,729)	$(71,897)	$(7,279)	$224	$(58,355)	$(65,410)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(18)    Other Comprehensive Income (Loss) (continued)

	For the Years Ended September 30,
	2017				2016
	Unrealized (losses) gains on securities available for sale	Unrealized gains (losses) on swaps	Employee benefit plans	Accumulated other comprehensive loss	Unrealized (losses) gains on securities available for sale	Unrealized gains (losses) on swaps	Employee benefit plans	Accumulated other comprehensive loss
	(In thousands)

Balance at beginning of period	$5,664	$—	$(57,022)	$(51,358)	$1,345	$—	$(41,416)	$(40,071)
Current period changes in other comprehensive (loss) income	(9,801)	62	14,917	5,178	4,319	—	(15,606)	(11,287)
Total other comprehensive (loss) income	$(4,137)	$62	$(42,105)	$(46,180)	$5,664	$—	$(57,022)	$(51,358)

The following table reflects amounts reclassified out of accumulated other comprehensive (loss) income to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the years ended ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017:

	Accumulated other comprehensive (loss) income components
	For the Year Ended December 31,	For the Three Months Ended December 31,	Affected line items in the Consolidated Statements of Income
	2018	2017
	(In thousands)

Reclassification adjustment for gains included in net income	$(116)	$60	Gains on securities transactions, net
Reclassification adjustment of actuarial net gain included in net income	2,526	(9)	Compensation and employee benefits expense
Total before tax	2,410	51
Income tax benefit	(506)	(107)
Net of tax	$1,904	$(56)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(18)    Other Comprehensive Income (Loss) (continued)

	Accumulated other comprehensive (loss) income components
	For the Years Ended September 30,		Affected line items in the Consolidated Statements of Income
	2017	2016
	(In thousands)

Reclassification adjustment for gains included in net income	$2,626	$(552)	Gains on securities transactions, net
Reclassification adjustment of actuarial net gain included in net income	11,806	9,123	Compensation and employee benefits expense
Total before tax	14,432	8,571
Income tax (benefit) expense	(5,150)	(3,062)
Net of tax	$9,282	$5,509

(19)    Derivatives and Hedging Activities

The Company is a party to interest rate derivatives that may be designated as hedging instruments. The Company offers currency forward contracts and interest rate swap contracts to certain commercial banking customers to manage their risk of exposure and risk management strategies. These contracts are simultaneously hedged by offsetting contracts with a third party, such that the Company would minimize its net risk exposure resulting from these transactions. In addition, the Company executes interest rate swaps with third parties to in order to hedge the interest expense of short-term FHLB advances. These contracts are simultaneously hedged with short-term FHLB advances.

Currency Forward Contracts. At December 31, 2018, the Company had no currency forward contracts in place with commercial banking customers. At December 31, 2017, the Company had a currency forward contract in place with a commercial banking customer with a notional amount of $1.6 million. An offsetting currency forward contract with a third party was also in place at December 31, 2017. This currency forward contract did not meet hedge accounting requirements. Changes in the fair value of both the customer currency forward contract and the offsetting third party contract are recognized directly in earnings. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial banking customers and are not used to manage interest rate risk in the Company's assets or liabilities.

Interest Rate Swaps. At December 31, 2018 the Company had interest rate swaps in place with three commercial banking customers hedged by offsetting interest rate swaps with third parties. The aggregated notional amount of the interest rate swaps at December 31, 2018 was $36.6 million. At December 31, 2017, the Company did not have any interest rate swaps with commercial banking customers. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements. Changes in the fair value of both the customer swap and offsetting third party swaps are recognized directly in earnings.

The Company had 24 interest rate swaps at December 31, 2018 with a notional amount of $320.0 million hedging certain FHLB advances. At December 31, 2017, the Company had two interest rate swaps with a notional amount of $20.0 million hedging certain FHLB advances. These interest rate swaps meet the hedge accounting requirements. The effective portion of changes in the fair value of the derivatives designated that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss). The ineffective portion of changes in the fair value of the derivatives designated that qualify as cash flow hedges are recorded in earnings. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payment payments over the life of the agreements without the exchange of the underlying notional amount.

For the years ended December 31, 2018, September 30, 2017 and 2016, and the three months ended December 31, 2017, the Company did not record any hedge ineffectiveness associated with these contracts.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Derivatives and Hedging Activities (continued)

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at December 31, 2018 and 2017:

	December 31, 2018
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair value	Consolidated Statements of Financial Condition	Fair value
		(In thousands)		(In thousands)
Derivatives:
Interest rate products-designated	Other Assets	$865	Other Liabilities	$3,467
Total derivative instruments		$865		$3,467

	December 31, 2017
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair value	Consolidated Statements of Financial Condition	Fair value
		(In thousands)		(In thousands)
Derivatives:
Interest rate products-designated	Other Assets	$287	Other Liabilities	$—
Currency forward contract - non-designated hedge	Other Assets	$203	Other Liabilities	$203
Total derivative instruments		$490		$203

For the year ended December 31, 2018, a loss of approximately $52,000 was recorded for changes in fair value of interest rate swaps with third parties. For the years ended September 30, 2017 and 2016, and the three months ended December 31, 2017, no gains or losses were recorded for these transactions.

At December 31, 2018 and 2017, accrued interest was $65,000 and $7,000, respectively.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

At December 31, 2018, the termination value of derivatives in a net liability position, which includes accrued interest, was $2.6 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $2.6 million against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2018, it could have been required to settle its obligations under the agreements at the termination value.

(20)    Subsequent Events

The Company has evaluated events subsequent to December 31, 2018 and through the financial statement issuance date of March 29, 2019. The Company has not identified any material subsequent events the would require adjustment or disclosure in the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COLUMBIA FINANCIAL, INC.

Dated:	March 29, 2019	By:	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Thomas J. Kemly
Thomas J. Kemly	President and Chief Executive Officer and Director	March 29, 2019
(Principal Executive Officer)

/s/Dennis E. Gibney
Dennis E. Gibney	Executive Vice President and Chief Financial Officer	March 29, 2019
(Principal Financial and Accounting Officer)

/s/Noel R. Holland
Noel R. Holland	Chairman of the Board	March 29, 2019

/s/Frank Czerwinski
Frank Czerwinski	Director	March 29, 2019

/s/Raymond G. Hallock
Raymond G. Hallock	Director	March 29, 2019

/s/Henry Kuiken
Henry Kuiken	Director	March 29, 2019

/s/Michael Massood, Jr.
Michael Massood, Jr.	Director	March 29, 2019

/s/Elizabeth E. Randall
Elizabeth E. Randall	Director	March 29, 2019

/s/Robert Van Dyk
Robert Van Dyk	Director	March 29, 2019