Form 10-Q
period 2019-03-31
Columbia Financial, Inc.
filed 2019-05-13
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CLBK	The Nasdaq Stock Market LLC

As of May 9, 2019, there were 115,889,175 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets	(Unaudited)

Cash and due from banks	$65,030	$42,065
Short-term investments	111	136
Total cash and cash equivalents	65,141	42,201

Debt securities available for sale, at fair value	1,090,177	1,032,868
Debt securities held to maturity, at amortized cost (fair value of $284,450 and $254,841 at March 31, 2019 and December 31, 2018, respectively)	287,529	262,143
Equity securities, at fair value	1,428	1,890
Federal Home Loan Bank stock	54,863	58,938
Loans held-for-sale, at fair value	—	8,081

Loans receivable	5,011,349	4,979,182
Less: allowance for loan losses	62,771	62,342
Loans receivable, net	4,948,578	4,916,840

Accrued interest receivable	20,092	18,894
Real estate owned	—	92
Office properties and equipment, net	58,291	52,050
Bank-owned life insurance	185,808	184,488
Goodwill and intangible assets	6,106	6,085
Other assets	98,951	107,048
Total assets	$6,816,964	$6,691,618

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$4,606,628	$4,413,873
Borrowings	1,098,635	1,189,180
Advance payments by borrowers for taxes and insurance	32,757	32,030
Accrued expenses and other liabilities	84,442	84,475
Total liabilities	5,822,462	5,719,558

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 115,889,175 shares issued and outstanding at March 31, 2019 and December 31, 2018	1,159	1,159
Additional paid-in capital	527,346	527,037
Retained earnings	575,683	560,216
Accumulated other comprehensive loss	(65,820)	(71,897)
Common stock held by the Employee Stock Ownership Plan	(43,276)	(43,835)
Stock held by Rabbi Trust	(1,359)	(1,259)
Deferred compensation obligations	769	639
Total stockholders' equity	994,502	972,060
Total liabilities and stockholders' equity	$6,816,964	$6,691,618

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Interest income:
Loans receivable	$52,260	$43,841
Debt securities available for sale and equity securities	7,659	6,415
Debt securities held to maturity	1,907	464
Federal funds and interest earning deposits	89	485
Federal Home Loan Bank stock dividends	972	586
Total interest income	62,887	51,791
Interest expense:
Deposits	13,679	8,099
Borrowings	6,824	4,631
Total interest expense	20,503	12,730

Net interest income	42,384	39,061

Provision for loan losses	436	2,000

Net interest income after provision for loan losses	41,948	37,061

Non-interest income:
Demand deposit account fees	959	944
Bank-owned life insurance	1,320	1,064
Title insurance fees	1,041	774
Loan fees and service charges	820	473
Gain on securities transactions	126	116
Change in fair value of equity securities	176	—
Gain on sale of loans	132	—
Other non-interest income	1,463	1,172
Total non-interest income	6,037	4,543

Non-interest expense:
Compensation and employee benefits	19,580	18,050
Occupancy	3,831	3,716
Federal deposit insurance premiums	425	428
Advertising	1,388	847
Professional fees	1,247	782
Data processing	638	642
Other non-interest expense	2,450	1,550
Total non-interest expense	29,559	26,015

Income before income tax expense	18,426	15,589

Income tax expense	3,507	3,805

Net income	$14,919	$11,784

Basic and diluted earnings per share	$0.13	N/A
Weighted average shares outstanding- basic and diluted	111,536,577	N/A

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)

Net income	$14,919	$11,784

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on debt securities available for sale	9,295	(9,985)
Accretion of unrealized gain on debt securities reclassified as held to maturity	10	19
Reclassification adjustment for gains included in net income	100	88
	9,405	(9,878)

Derivatives, net of tax:
Unrealized (loss) gain on swap contracts	(2,780)	342
	(2,780)	342

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(25)	(43)
Reclassification adjustment of actuarial net gain (loss) included in net income	130	(102)
Change in funded status of retirement obligations	(105)	(268)
	—	(413)

Total other comprehensive income (loss)	6,625	(9,949)

Total comprehensive income, net of tax	$21,544	$1,835

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended March 31, 2018 and 2019
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss), Net of Tax	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligation	Total Stockholders' Equity

Balance at December 31, 2017	$—	$—	$537,480	$(65,410)	$—	$—	$—	$472,070
Net income	—	—	11,784	—	—	—	—	11,784
Other comprehensive loss	—	—	—	(9,949)	—	—	—	(9,949)
Balance at March 31, 2018	$—	$—	$549,264	$(75,359)	$—	$—	$—	$473,905

Balance at December 31, 2018	$1,159	$527,037	$560,216	$(71,897)	$(43,835)	$(1,259)	$639	$972,060
Effect of the adoption of Accounting Standards Update ("ASU") 2016-01	—	—	548	(548)	—	—	—	—
Balance at January 1, 2019	1,159	527,037	560,764	(72,445)	(43,835)	(1,259)	639	972,060
Net income	—	—	14,919	—	—		—	14,919
Other comprehensive income	—	—	—	6,625	—	—	—	6,625
Employee Stock Ownership Plan shares committed to be released	—	309	—	—	559	—	—	868
Funding of deferred compensation obligations	—	—	—	—	—	(100)	130	30
Balance at March 31, 2019	$1,159	$527,346	$575,683	$(65,820)	$(43,276)	$(1,359)	$769	$994,502

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net income	$14,919	$11,784
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees and costs, premiums and discounts	314	392
Net amortization of premiums and discounts on securities	309	373
Net amortization on mortgage servicing rights	(21)	21
Amortization of debt issuance costs	—	13
Depreciation and amortization of office properties and equipment	1,057	897
Provision for loan losses	436	2,000
Gain on securities transactions	(126)	(116)
Change in fair value of equity securities	(176)	—
(Gain) on sales of loans receivable	(132)	—
Loss on real estate owned	1	—
Deferred tax expense	148	192
Increase in accrued interest receivable	(1,198)	(699)
Increase (decrease) in other assets	6,197	(4,594)
(Increase) decrease in accrued expenses and other liabilities	(3,553)	898
Income on bank-owned life insurance	(1,320)	(1,064)
Employee stock ownership plan expense	868	—
Increase in deferred compensation obligations under Rabbi Trust	30	—
Net cash provided by operating activities	17,753	10,097

Cash flows from investing activities:
Proceeds from sales of equity securities	764	—
Proceeds from paydowns/maturities/calls of debt securities available for sale	25,942	21,295
Proceeds from paydowns/maturities/calls on debt securities held to maturity	2,925	1,951
Purchases of debt securities available for sale	(65,487)	(174,669)
Purchases of debt securities held to maturity	(28,426)	(16,506)
Proceeds from sales of loans held-for sale	8,081	—
Proceeds from sales of loans receivable	9,311	—
Purchases of loan receivable	(2,313)	(4,715)
Net increase in loans receivable	(45,415)	(77,126)
Proceeds from redemptions of Federal Home Loan Bank stock	19,017	27,766
Purchases of Federal Home Loan Bank stock	(14,942)	(12,483)
Additions to office properties and equipment	(7,298)	(1,984)
Proceeds from sales of real estate owned	91	—
Net cash used in investing activities	(97,750)	(236,471)

Cash flows from financing activities:
Net increase in deposits	192,755	1,131,938
Proceeds from long-term borrowings	53,455	26,360
Payments on long-term borrowings	(60,000)	(90,000)
Net decrease in short-term borrowings	(84,000)	(276,000)
Increase in advance payments by borrowers for taxes and insurance	727	2,959
Net cash provided by financing activities	102,937	795,257

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)

Net increase in cash and cash equivalents	$22,940	$568,883

Cash and cash equivalents at beginning of year	42,201	65,498
Cash and cash equivalents at end of period	$65,141	$634,381

Cash paid during the period for:
Interest on deposits and borrowings	$20,272	$14,555
Income tax payments	$100	$5,910

Non-cash investing and financing activities:
Securitization of loans	$6,061	$—

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of Columbia Financial, Inc., its wholly-owned subsidiary Columbia Bank (the "Bank") and the Bank's wholly-owned subsidiaries (collectively, the “Company”). In consolidation, all intercompany accounts and transactions are eliminated.

Columbia Financial, Inc. is a majority-owned subsidiary of Columbia Bank, MHC (the "MHC"). The accounts of the MHC are not consolidated in the accompanying consolidated financial statements of the Company.

In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and consolidated statements of income for the periods presented. Actual results could differ from these estimates. Material estimates that are particularly susceptible to change are the determination of the adequacy of the allowance for loan losses, evaluation of the need for valuation allowances on deferred tax assets, and determination of liabilities related to retirement and other post-retirement benefits. These estimates and assumptions are evaluated on an ongoing basis and are adjusted when facts and circumstances dictate.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operation for the three months ended March 31, 2019 are not necessarily indicative of the results of operation that may be expected for all of 2019. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

The interim unaudited consolidated financial statements of the Company presented herein have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and U.S. generally accepted accounting principles (“GAAP”). Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC.

These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and the audited consolidated financial statements included therein.

2.Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release and deferred compensation obligations required to be settled in shares of Company stock.

Diluted EPS is computed using the same method as basic EPS and reflects the potential dilution which could occur if stock options and unvested shares were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the three months ended March 31, 2019 and 2018, the Company did not have any stock options outstanding.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2.Earnings per Share (continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share data)

Net income	$14,919	$11,784

Basic earnings per share:
Weighted average shares outstanding - basic	111,536,577	N/A
Basic earnings per share	$0.13	N/A

Diluted earnings per share:
Weighted average shares outstanding - diluted	111,536,577	N/A
Diluted earnings per share	$0.13	N/A

3.     Summary of Significant Accounting Policies

Accounting Pronouncements Adopted in 2019

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, which requires that companies disaggregate the service cost component from other components of net benefit cost. This update calls for companies that offer post-retirement benefits to present the service cost, which is the amount an employer has to set aside each quarter or fiscal year to cover the benefits, in the same line item with other current employee compensation costs. Other components of net benefit cost will be presented in the income statement separately from the service costs component and outside the subtotal of income from operations, if one is presented. The effective date for this ASU for the Company is fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2019. See note 9 for additional disclosure regarding the impact of adoption of this ASU on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a new standard which addresses diversity in practice related to eight specific cash flow issues: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. This guidance in the ASU is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities will apply the standard’s provisions using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company adopted this guidance effective January 1, 2019. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.    Summary of Significant Accounting Policies (continued)

Accounting Pronouncements Adopted in 2019 (continued)

The guidance also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The guidance in the ASU is effective for the Company for annual periods beginning after December 15, 2018.

The Company adopted this guidance effective January 1, 2019. As a result, $1.9 million of equity securities, as of December 31, 2018, were reclassified from securities available for sale, and presented as a separate line item on the consolidated statements of financial condition. The $548,000 after tax unrealized gain on these securities, at time of adoption, was reclassified from other comprehensive income (loss) to retained earnings, and is reflected in the consolidated statements of changes in stockholders' equity. For financial instruments that are measured at amortized cost, the Company measures fair value utilizing an exit price methodology. See note 10 for additional disclosure regarding the impact of adoption of this ASU on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are in the scope of other standards. The guidance in the ASU was effective for the Company for fiscal years beginning after December 15, 2018. Subsequently, the FASB issued various amendments that were intended to improve and clarify the implementation guidance of ASU No. 2014-09 and had the same effective date as the original guidance. The Company's revenue is primarily comprised of net interest income on interest earning assets and liabilities and non-interest income. The scope of guidance explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. The Company adopted the guidance effective January 1, 2019, after completing an evaluation of the Company's revenue streams and applicable revenue recognition, and concluded that there are no material changes related to the timing or amount of revenue recognition. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, but resulted in additional footnote disclosures, including the disaggregation of certain categories of revenues. See note 13 for additional disclosure regarding the impact of adoption of this ASU on the Company's consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815)- Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Tate for Hedge Accounting Purposes. This ASU permits the use of the OIS rate based upon SOFR as a U.S. benchmark interest rate for purposes of applying hedge accounting under Topic 815. This is the fifth U.S. benchmark interest rate eligible for use in hedge accounting in addition to the direct Treasury obligations of the U.S. Government, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate. The amendments in this ASU are required to be adopted concurrently with the amendments in ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which was issued in August 2017. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The effective date for this ASU for the Company is for fiscal years beginning after December 15, 2019, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of this updated guidance is to improve the effectiveness and disclosures in the notes to the financial statements. The ASU removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; removes the policy for timing of transfers between levels; and removes the disclosure related to the valuation process for Level 3 fair value measurements. The ASU also modifies existing disclosure requirements which relate to the disclosure for investments in certain entities which calculate net asset value and clarifies the disclosure about uncertainty in the measurements as of the reporting date.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.    Summary of Significant Accounting Policies (continued)

Accounting Pronouncements Not Yet Adopted (continued)

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

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures, and adding disclosure requirements identified as relevant. Among other changes, the ASU adds disclosure requirements to Topic 715-20 for the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in benefit obligation for the period. The amendments remove disclosure requirements for the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer, and the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for post-retirement health care benefits. ASU 2018-14 is effective for fiscal years beginning after December 15, 2020, including interim reporting periods within that reporting period, with early adoption permitted. The update is to be applied on a retrospective basis. The Company will evaluate the effect of ASU 2018-14 on its disclosures in the Company's consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This guidance shortens the amortization period for premiums on callable debt securities by requiring that premiums be amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. This change more closely aligns the accounting with the economics of a callable debt security and the amortization period with expectations that already are included in market pricing on callable debt securities. This guidance does not change the accounting for discounts on callable debt securities, which will continue to be amortized to the maturity date. This guidance includes only instruments that are held at a premium and have explicit call features. It does not include instruments that contain prepayment features, such as mortgage backed securities; nor does it include call options that are contingent upon future events or in which the timing or amount to be paid is not fixed. The effective date for this ASU for the Company is fiscal years beginning after December 15, 2019, including interim periods within the reporting period, with early adoption permitted. Transition is on a modified retrospective basis with an adjustment to retained earnings as of the beginning of the period of adoption. If early adopted in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The main objective of this guidance is to simplify the accounting for goodwill impairment by requiring that impairment charges be based upon the first step in the current two-step impairment test under ASC 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1. To determine the implied fair value of goodwill, entities estimate the fair value of any unrecognized intangible assets and any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1. Under this guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This guidance eliminates the requirement to calculate a goodwill impairment charge using Step 2. This guidance does not change the guidance on completing Step 1 of the goodwill impairment test. Under this guidance, an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The guidance in the ASU will be applied prospectively and is effective for the Company for annual and interim impairment tests performed in periods beginning after December 15, 2019. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.    Summary of Significant Accounting Policies (continued)

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

The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity would be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The guidance in the ASU is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating its existing systems and data to support the new standard as well as assessing the impact that the guidance will have on the Company's consolidated financial statements. The Company has formed a working group under the direction of the Chief Financial Officer that is primarily comprised of individuals from various functional areas including finance, credit, risk management, and operations, among others. A detailed implementation plan was developed which includes an assessment of the processes, portfolio segmentation, model development and validation, and system requirements and resources needed. The Company has engaged a third-party vendor to assist with model development, data governance and operational controls to support the adoption of this ASU. Furthermore, this ASU will necessitate establishing an allowance for expected credit losses on debt securities. The Company has begun its evaluation of the guidance including the potential impact on its consolidated financial statements. The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Upon adoption, any impact to the allowance for credit losses will have an impact on retained earnings.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date for leases classified as operating leases as well as finance leases. The update also requires new quantitative disclosures related to leases in the Company's consolidated financial statements. There are also practical expedients in this update related to leases that commenced before the effective date, initial direct costs and the use of hindsight to extend or terminate a lease or purchase a leased asset. Lessor accounting remains largely unchanged under this new guidance. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842)-Land Easement Practical Expedient for Transition to Topic 842, which provides an optional practical expedient to not evaluate land easements which were existing or expired before the adoption of Topic 842 that were not accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842) -Targeted Improvements which provides entities with an optional transition method under which comparative periods presented in the financial statements will continue to be in accordance with current Topic 840, Leases, and a practical expedient to not separate non-lease components from the associated lease component. The guidance is effective for the Company for annual periods beginning after December 15, 2019, including interim periods within that reporting period. During the quarter ended March 31, 2019 , the Company identified the inventory of leases and actively accumulated the requisite lease data necessary to apply the guidance. In addition, a software platform was selected which will support the recording, accounting and disclosure requirements of the new lease guidance. The Company is continuing its efforts to evaluate the impact of this guidance and, as such, no conclusions have yet been reached regarding the potential impact on adoption on the Company's consolidated financial statements; however, the Company does not expect the adoption to have a material impact on its results of operations.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4.Debt Securities Available for Sale

Debt securities available for sale at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$54,621	$240	$(344)	$54,517
Mortgage-backed securities and collateralized mortgage obligations	970,978	6,240	(10,089)	967,129
Municipal obligations	190	—	—	190
Corporate debt securities	64,493	103	(792)	63,804
Trust preferred securities	5,000	—	(463)	4,537
	$1,095,282	$6,583	$(11,688)	$1,090,177

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$54,821	$53	$(717)	$54,157
Mortgage-backed securities and collateralized mortgage obligations	934,631	2,812	(17,436)	920,007
Municipal obligations	987	—	—	987
Corporate debt securities	54,493	129	(1,155)	53,467
Trust preferred securities	5,000	—	(750)	4,250
	$1,049,932	$2,994	$(20,058)	$1,032,868

The amortized cost and fair value of debt securities available for sale at March 31, 2019, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	March 31, 2019
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$95	$95
More than one year to five years	60,043	59,857
More than five years to ten years	59,166	58,616
More than ten years	5,000	4,480
	$124,304	$123,048
Mortgage-backed securities and collateralized mortgage obligations	970,978	967,129
	$1,095,282	$1,090,177

Mortgage-backed securities and collateralized mortgage obligations totaling $971.0 million at amortized cost, and $967.1 million at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4.     Debt Securities Available for Sale (continued)

During the three months ended March 31, 2019, there were no sales or calls of debt securities available for sale. Proceeds from one matured debt security available for sale totaled $797,000.

During the three months ended March 31, 2018, there were no sales of debt securities available for sale. Proceeds from one called debt security available for sale totaled $9.7 million, resulting in $116,000 of gross gains and no gross losses. No debt securities available for sale matured during the period.

Debt securities available for sale having a carrying value of $246.1 million and $232.7 million, respectively, at March 31, 2019 and December 31, 2018, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at March 31, 2019 and December 31, 2018 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	March 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$34,351	$(344)	$34,351	$(344)
Mortgage-backed securities and collateralized mortgage obligations	23,038	(187)	559,793	(9,902)	582,831	(10,089)
Corporate debt securities	21,807	(192)	14,395	(600)	36,202	(792)
Trust preferred securities	—	—	4,537	(463)	4,537	(463)
	$44,845	$(379)	$613,076	$(11,309)	$657,921	$(11,688)

	December 31, 2018
	Less Than 12 Months				12 Months or Longer				Total
	Fair Value	—	Gross Unrealized (Losses)	—	Fair Value	—	Gross Unrealized (Losses)	—	Fair Value	—	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$14,668		$(202)		$29,437		$(515)		$44,105		$(717)
Mortgage-backed securities and collateralized mortgage obligations	176,614		(1,034)		509,397		(16,402)		686,011		(17,436)
Corporate debt securities	26,480		(512)		9,358		(643)		35,838		(1,155)
Trust preferred securities	—		—		4,250		(750)		4,250		(750)
	$217,762		$(1,748)		$552,442		$(18,310)		$770,204		$(20,058)

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at March 31, 2019, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position as of March 31, 2019 totaled 133, compared with 151 at December 31, 2018. All temporarily impaired securities were investment grade as of March 31, 2019 and December 31, 2018.

The Company did not record an other-than-temporary impairment charge on debt securities available for sale for the three months ended March 31, 2019 and 2018.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5.    Debt Securities Held to Maturity

Debt securities held to maturity at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$33,406	$73	$(52)	$33,427
Mortgage-backed securities and collateralized mortgage obligations	254,123	513	(3,613)	251,023
	$287,529	$586	$(3,665)	$284,450

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$23,404	$45	$(208)	$23,241
Mortgage-backed securities and collateralized mortgage obligations	238,739	28	(7,167)	231,600
	$262,143	$73	$(7,375)	$254,841

The amortized cost and fair value of debt securities held to maturity at March 31, 2019, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	March 31, 2019
	Amortized Cost	Fair Value
	(In thousands)

More than one year to five years	$5,000	$5,003
More than five years to ten years	18,406	18,361
More than ten years	10,000	10,063
	$33,406	$33,427
Mortgage-backed securities and collateralized mortgage obligations	254,123	251,023
	$287,529	$284,450

Mortgage-backed securities and collateralized mortgage obligations totaling $254.1 million at amortized cost, and $251.0 million at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

During the three months ended March 31, 2019 and 2018, there were no sales or calls of debt securities held to maturity.

Debt securities held to maturity having a carrying value of $222.7 million and $187.0 million, at March 31, 2019 and December 31, 2018, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5.    Debt Securities Held to Maturity (continued)

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at March 31, 2019 and December 31, 2018 and if the unrealized loss position was continuous for the twelve months prior to March 31, 2019 and December 31, 2018:

	March 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$8,353	$(52)	$8,353	$(52)
Mortgage-backed securities and collateralized mortgage obligations	10,029	(208)	202,541	(3,405)	212,570	(3,613)
	$10,029	$(208)	$210,894	$(3,457)	$220,923	$(3,665)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$8,197	$(208)	$8,197	$(208)
Mortgage-backed securities and collateralized mortgage obligations	11,265	(69)	213,246	(7,098)	224,511	(7,167)
	$11,265	$(69)	$221,443	$(7,306)	$232,708	$(7,375)

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities held to maturity was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at March 31, 2019, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position as of March 31, 2019 totaled 76, compared with 88 at December 31, 2018. All temporarily impaired securities were investment grade as of March 31, 2019 and December 31, 2018.

The Company did not record an other-than-temporary impairment charge on debt securities held to maturity for the three months ended March 31, 2019 and 2018.

6.    Equity Securities at Fair Value

The Company has an equity securities portfolio which consists of investments in other financial institutions and a payment technology company, which is reported at fair value on the Company's consolidated statements of financial condition. The fair value of the equities portfolio at March 31, 2019 and December 31, 2018 was $1.4 million and $1.9 million, respectively.

The Company adopted ASU 2016-01 on January 1, 2019, resulting in a $548,000 after tax cumulative-effect adjustment from other comprehensive income (loss) to retained earnings, as reflected in the consolidated statements of changes in stockholder's equity. The Company recorded the net increase in the fair value of equity securities of $176,000, during the three months ended March 31, 2019, as a component of non-interest income.

During the three months ended March 31, 2019, proceeds from sales of equity securities totaled $764,000, resulting in $126,000 of gross gains and no gross losses. There were no sales of equity securities during the three months ended March 31, 2018.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7.     Loans Receivable and Allowance for Loan Losses

Loans receivable at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)
Real estate loans:
One-to-four family	$1,830,583	$1,830,186
Multifamily and commercial	2,132,503	2,142,154
Construction	307,429	261,473
Commercial business loans	339,483	333,876
Consumer loans:
Home equity loans and advances	383,143	393,492
Other consumer loans	988	1,108
Total gross loans	4,994,129	4,962,289
Net deferred loan costs, fees and purchased premiums and discounts	17,220	16,893
Loans receivable	$5,011,349	$4,979,182

The Company had no loans held-for-sale at March 31, 2019. The Company had $8.1 million of fixed rate one-to-four family real estate loans held-for-sale at December 31, 2018.

The Company sold $17.4 million one-to-four family real estate loans to a third party during the three months ended March 31, 2019, resulting in $132,000 of gross gains and no gross losses. There were no loans sold by the Company during the three months ended March 31, 2018.

The Company purchased $2.3 million of one-to-four family real estate loans from third parties during the three months ended March 31, 2019. The Company purchased $2.7 million of one-to-four family real estate loans and $2.1 million of commercial real estate loans from third parties during the three months ended March 31, 2018.

At March 31, 2019 and December 31, 2018, the carrying value of one-to-four family real estate loans serviced by the Company for investors was $474.7 million and $462.7 million, respectively.

The Company periodically enters into Guarantor Swaps with Freddie Mac which results in improved liquidity. During the three months ended March 31, 2019, the Company exchanged $6.1 million of loans for a Freddie Mac Mortgage Participation Certificate. The Company retained the servicing of these loans. No loans were exchanged with Freddie Mac for Mortgage Participation Certificates during the three months ended March 31, 2018.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7.     Loans Receivable and Allowance for Loan Losses (continued)

The following table summarize the aging of loans receivable by portfolio segment at March 31, 2019 and December 31, 2018:

	March 31, 2019
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$5,181	$1,533	$3,126	$9,840	$1,820,743	$1,830,583
Multifamily and commercial	—	813	154	967	2,131,536	2,132,503
Construction	—	—	—	—	307,429	307,429
Commercial business loans	77	—	689	766	338,717	339,483
Consumer loans:
Home equity loans and advances	967	886	440	2,293	380,850	383,143
Other consumer loans	—	—	—	—	988	988
Total loans	$6,225	$3,232	$4,409	$13,866	$4,980,263	$4,994,129

	December 31, 2018
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$8,384	$1,518	$819	$10,721	$1,819,465	$1,830,186
Multifamily and commercial	1,870	1,425	154	3,449	2,138,705	2,142,154
Construction	—	—	—	—	261,473	261,473
Commercial business loans	208	279	911	1,398	332,478	333,876
Consumer loans:
Home equity loans and advances	1,550	173	905	2,628	390,864	393,492
Other consumer loans	—	—	—	—	1,108	1,108
Total loans	$12,012	$3,395	$2,789	$18,196	$4,944,093	$4,962,289

The Company considers a loan to be delinquent when we have not received a payment within 30 of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 or more in arrears of its contractual due date. The accrual of income on a non-accrual loan is reversed and discontinued until the outstanding payments in arrears have been collected and there is a sustained period of performance. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At March 31, 2019 and December 31, 2018, non-accrual loans totaled $6.8 million and $2.8 million, respectively. Included in non-accrual loans at March 31, 2019, are three loans to one borrower totaling $2.4 million that are not delinquent but have been identified as having circumstances that indicate a concern regarding continued collectability.

At March 31, 2019 and December 31, 2018, there were no loans past due 90 days or more and still accruing interest.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7.     Loans Receivable and Allowance for Loan Losses (continued)

The following table provides information with respect to our non-accrual loans at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(In thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$3,126	$819
Multifamily and commercial	154	154
Construction	1,700	—
Commercial business loans	1,349	911
Consumer loans:
Home equity loans and advances	440	905
Total non-accrual loans	6,769	2,789

We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At March 31, 2019, the Company had no real estate owned. At December 31, 2018, we held one single-family property in real estate owned with a carrying value of $92,000 that was acquired through foreclosure on a residential mortgage loan. At March 31, 2019 and December 31, 2018, we had 6 and 14 residential mortgage loans with carrying values of $963,000 and $1.6 million, respectively, collateralized by residential real estate which are in the process of foreclosure.

The following table summarizes loans receivable and allowance for loan losses by portfolio segment and impairment method:

	March 31, 2019
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$534	$1	$381	$410	$16	$—	$—	$1,342
Collectively evaluated for impairment	16,841	20,985	8,652	11,815	3,130	6	—	61,429
Total gross loans	$17,375	$20,986	$9,033	$12,225	$3,146	$6	$—	$62,771

Total loans:
Individually evaluated for impairment	$8,566	$2,671	$1,700	$7,874	$2,593	$—	$—	$23,404
Collectively evaluated for impairment	1,822,017	2,129,832	305,729	331,609	380,550	988	—	4,970,725
Total gross loans	$1,830,583	$2,132,503	$307,429	$339,483	$383,143	$988	$—	$4,994,129

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7.     Loans Receivable and Allowance for Loan Losses (continued)

	December 31, 2018
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$537	$—	$—	$366	$12	$—	$—	$915
Collectively evaluated for impairment	14,695	23,251	7,217	13,810	2,446	8	—	61,427
Total gross loans	$15,232	$23,251	$7,217	$14,176	$2,458	$8	$—	$62,342

Total loans:
Individually evaluated for impairment	$9,048	$2,695	$—	$2,944	$3,100	$—	$—	$17,787
Collectively evaluated for impairment	1,821,138	2,139,459	261,473	330,932	390,392	1,108	—	4,944,502
Total gross loans	$1,830,186	$2,142,154	$261,473	$333,876	$393,492	$1,108	$—	$4,962,289

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7.     Loans Receivable and Allowance for Loan Losses (continued)

The following tables present the number of loans modified as TDRs during the three months ended March 31, 2019 and 2018, along with their balances immediately prior to the modification date and post-modification. Post-modification recorded investment represents the net book balance immediately following modification.

	For the Three Months Ended March 31,
	2019			2018
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Pre-modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real estate loans:
One-to-four family	—	$—	$—	1	$588	$588
Commercial business loans	1	4,095	4,095	—	—	—
Consumer loans:
Home equity loans and advances	—	—	—	1	84	84
Total restructured loans	1	$4,095	$4,095	2	$672	$672

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 and 2018 are as follows:

	For the Three Months Ended March 31, 2019
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Unallocated	Total
	(In thousands)

Balance at beginning of period	$15,232	$23,251	$7,217	$14,176	$2,458	$8	$—	$62,342
Provision charged (credited)	2,122	(2,265)	1,816	(1,996)	761	(2)	—	436
Recoveries	21	—	—	313	7	—	—	341
Charge-offs	—	—	—	(268)	(80)	—	—	(348)
Balance at end of period	$17,375	$20,986	$9,033	$12,225	$3,146	$6	$—	$62,771

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7.     Loans Receivable and Allowance for Loan Losses (continued)

	For the Three Months Ended March 31, 2018
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Unallocated	Total
	(In thousands)

Balance at beginning of period	$19,991	$19,933	$5,217	$8,275	$4,576	$8	$178	$58,178
Provision charged (credited)	(1,229)	(707)	1,354	2,697	(657)	(2)	544	2,000
Recoveries	120	—	3	52	5	1	—	181
Charge-offs	(54)	(129)	—	(224)	—	—	—	(407)
Balance at end of period	$18,828	$19,097	$6,574	$10,800	$3,924	$7	$722	$59,952

The following tables present loans individually evaluated for impairment by loan segment:

	At March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$3,765	$4,911	$—
Multifamily and commercial	1,544	2,331	—
Commercial business loans	2,648	2,860	—
Consumer loans:
Home equity loans and advances	1,222	1,577	—
	9,179	11,679	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	4,801	4,851	534
Multifamily and commercial	1,127	1,127	1
Construction	1,700	1,700	381
Commercial business loans	5,226	5,226	410
Consumer loans:
Home equity loans and advances	1,371	1,371	16
	14,225	14,275	1,342
Total:
Real estate loans:
One-to-four family	8,566	9,762	534
Multifamily and commercial	2,671	3,458	1
Construction	1,700	1,700	381
Commercial business loans	7,874	8,086	410
Consumer loans:
Home equity loans and advances	2,593	2,948	16
Total loans	$23,404	$25,954	$1,342

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7.     Loans Receivable and Allowance for Loan Losses (continued)

	At December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$4,156	$5,307	$—
Multifamily and commercial	2,695	3,482	—
Commercial business loans	2,285	2,374	—
Consumer loans:
Home equity loans and advances	2,511	2,866	—
	11,647	14,029	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	4,892	4,939	537
Commercial business loans	659	768	366
Consumer loans:
Home equity loans and advances	589	589	12
	6,140	6,296	915
Total:
Real estate loans:
One-to-four family	9,048	10,246	537
Multifamily and commercial	2,695	3,482	—
Commercial business loans	2,944	3,142	366
Consumer loans:
Home equity loans and advances	3,100	3,455	12
	$17,787	$20,325	$915

Specific allocations of the allowance for loan losses attributable to impaired loans totaled $1.3 million and $915,000 at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, impaired loans for which there was no related allowance for loan losses totaled $9.2 million and $11.6 million, respectively.

The recorded investment in TDRs totaled $19.7 million at March 31, 2019, of which four loans totaling $894,000 were 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at March 31, 2019. The recorded investment in TDRs totaled $16.0 million at December 31, 2018, of which one loan totaling $101,000 was over 90 days past due, and seven loans totaling $1.0 million were 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2018.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7.     Loans Receivable and Allowance for Loan Losses (continued)

The following tables presents interest income recognized for loans individually evaluated for impairment, by loan segment, for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$8,807	$106	$11,235	$102
Multifamily and commercial	2,683	37	3,136	26
Construction	1,700	25	—	—
Commercial business loans	5,409	80	3,836	26
Consumer loans:
Home equity loans and advances	2,847	52	2,837	36
Total loans	$21,446	$300	$21,044	$190

The Company utilizes an eight-point risk rating system to summarize its loan portfolio into categories with similar risk characteristics. Loans deemed to be “acceptable quality” are rated 1 through 4 (Pass), with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (Special Mention) or 6 (Substandard). Loans with adverse classifications are rated 7 (Doubtful) or 8 (Loss). The risk ratings are also confirmed through periodic loan review examinations which are currently performed by both an independent third-party and the Company's credit risk review department. The Company requires an annual review be performed above certain dollar thresholds, depending on loan type, to help determine the appropriate risk ratings. Results from examinations are presented to the Audit Committee of the Board of Directors.

The following tables present loans receivable by credit risk indicator and by loan segment:

	At March 31, 2019
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$1,824,967	$2,119,049	$305,729	$323,622	$382,186	$988	$4,956,541
Special mention	—	90	—	11,244	—	—	11,334
Substandard	5,616	13,364	1,700	4,617	957	—	26,254
Doubtful	—	—	—	—	—	—	—
Total	$1,830,583	$2,132,503	$307,429	$339,483	$383,143	$988	$4,994,129

	December 31, 2018
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$1,826,066	$2,128,680	$261,473	$320,451	$392,092	$1,108	$4,929,870
Special mention	—	—	—	9,074	—	—	9,074
Substandard	4,120	13,474	—	4,351	1,400	—	23,345
Doubtful	—	—	—	—	—	—	—
Total	$1,830,186	$2,142,154	$261,473	$333,876	$393,492	$1,108	$4,962,289

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.     Deposits

Deposits at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)

Non-interest-bearing demand	$742,721	$723,794
Interest-bearing demand	1,329,911	1,219,381
Money market accounts	259,392	259,694
Savings and club deposits	497,893	510,688
Certificates of deposit	1,776,711	1,700,316
Total deposits	$4,606,628	$4,413,873

The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $936.3 million and $885.3 million as of March 31, 2019 and December 31, 2018, respectively.

Interest expense on deposits for the three months ended March 31, 2019 and March 31, 2018 were $13.7 million and $8.1 million , respectively.

Scheduled maturities of certificates of deposit accounts at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)

One year or less	$1,114,276	$1,107,667
After one year to two years	387,259	326,800
After two years to three years	246,992	230,468
After three years to four years	18,272	24,939
After four years	9,912	10,442
	$1,776,711	$1,700,316

9.    Components of Net Periodic Benefit Cost

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") and Post-retirement Plan

The Company maintains a single employer, tax-qualified defined benefit pension plan (the "Pension Plan") which covers full-time employees that satisfy the plan eligibility requirements. The benefits are based on years of service and the employee's compensation during the last five years of employment. Effective October 1, 2018, employees hired by the Bank are not eligible to participate in the Bank's pension plan as the plan has been closed to new employees as of that date.

The Company also has a Retirement Income Maintenance Plan (the "RIM "Plan) which is a non-qualified defined benefit plan which provides benefits to all employees of the Company if their benefits under the Pension Plan are limited by Internal Revenue Code 415 and 401(a)(17).

In addition, the Company provides certain health care and life insurance benefits to eligible retired employees under a Post-retirement Plan. The Company accrues the cost of retiree health care and other benefits during the employees’ period of active service. Effective January 1, 2019, the Post-retirement Plan has been closed to new hires. The Company also provides life insurance benefits to eligible employees under an endorsement split-dollar life insurance program.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9.    Components of Net Periodic Benefit Cost (continued)

Net periodic benefit (income) cost for Pension Plan, RIM Plan, Post-retirement Plan and split-dollar life insurance arrangement plan benefits for the three months ended March 31, 2019 and 2018, includes the following components:

	For the Three Months Ended March 31,
	Pension Plan		RIM Plan		Post-retirement Plans
	2019	2018	2019	2018	2019	2018	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$1,501	$1,780	$53	$61	$172	$187	Compensation and employee benefits
Interest cost	2,194	2,129	116	111	321	312	Other non-interest expense
Expected return on plan assets	(4,727)	(4,815)	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	14	(26)	Other non-interest expense
Net loss	765	707	61	103	99	195	Other non-interest expense
Net periodic (income) cost	$(267)	$(199)	$230	$275	$606	$668

Effective January 1, 2019, the Company implemented ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. Under this ASU, the FASB requires employers to report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the consolidated statements of income separately from the service cost component. The table above details the affected line items within the consolidated statements of income related to the net periodic benefits costs for the periods noted. This ASU is also required to be applied retrospectively to all periods presented.

The following table summarizes the impact of retrospective application to the consolidated statement of income for the three months ended March 31, 2018:

Three Months Ended
March 31, 2018
(In thousands)
Compensation and employee benefits:
As previously reported	$16,525
As reported under new guidance	18,050

Other non-interest expense:
As previously reported	$3,075
As reported under new guidance	1,550

In its consolidated financial statements for the year ended December 31, 2018, the Company previously disclosed that it does not expect to contribute to the Pension Plan in 2019. As of March 31, 2019, no contributions have been made to the Pension Plan. The net periodic cost (income) for pension benefits and other post-retirement benefits for the three months ended March 31, 2019 were calculated using the actual December 31, 2018 benefit valuations.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.    Fair Value Measurements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. Where quoted market values in an active market are not readily available, the Company utilizes various valuation techniques to estimate fair value.

In January 2016, the FASB issued ASU 2016-01- "Financial Instruments". This guidance amended existing guidance to improve accounting standards for financial instruments including clarification and simplification of the accounting and disclosure requirements and the requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The Company adopted the guidance effective January 1, 2019, and the fair value of the Company's loan portfolio is now presented using an exit price method.

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1:     Unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access on the measurement date.

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar instruments in markets that are active or not active, or inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis as of March 31, 2019 and December 31, 2018.

Debt Securities Available for Sale, at Fair Value

For debt securities available for sale, fair value was estimated using a market approach. The majority of these securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third-party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to a benchmark or to comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs quarterly analysis on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to assess the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in an adjustment in the prices obtained from the pricing service. The Company may hold debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.    Fair Value Measurements (continued)

Equity Securities, at Fair Value

The Company holds equity securities that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs.

Derivatives

The Company records all derivatives included in other assets and liabilities on the consolidated statements of financial condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. At March 31, 2019 and December 31, 2018, interest rate derivatives resulting from a service provided to certain qualified borrowers in loan related transactions which are not used to manage interest rate risk are included in the Company's other assets and other liabilities. As such, the changes in fair value of these types of derivatives are recognized directly in earnings.

The fair value of the Company's derivatives is determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of March 31, 2019 and December 31, 2018, by level within the fair value hierarchy:

	March 31, 2019
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$54,517	$54,517	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	967,129	—	967,129	—
Municipal obligations	190	—	190	—
Corporate debt securities	63,804	—	63,804	—
Trust preferred securities	4,537	—	4,537	—
Total debt securities available for sale	1,090,177	54,517	1,035,660	—
Equity securities	1,428	1,428	—	—
Derivative assets	2,213	—	2,213	—
	$1,093,818	$55,945	$1,037,873	$—

Derivative liabilities	$8,271	$—	$8,271	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.    Fair Value Measurements (continued)

	December 31, 2018
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$54,157	$54,157	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	920,007	—	920,007	—
Municipal obligations	987	—	987	—
Corporate debt securities	53,467	—	53,467	—
Trust preferred securities	4,250	—	4,250	—
Total debt securities available for sale	1,032,868	54,157	978,711	—
Equity securities	1,890	1,890	—
Derivative assets	865	—	865	—
	$1,035,623	$56,047	$979,576	$—

Derivative liabilities	$3,467	$—	$3,467	$—

There were no transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2019 and March 31, 2018.

There were no Level 3 assets measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018.

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of March 31, 2019 and December 31, 2018.

Collateral Dependent Impaired Loans

Loans which meet certain criteria are evaluated individually for impairment. For loans measured for impairment based on the fair value of the underlying collateral, fair value was estimated using a market approach. The Company measures the fair value of collateral underlying impaired loans primarily through obtaining independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case-by-case basis, to comparable assets based on the appraisers’ market knowledge and experience, as well as adjustments for estimated costs to sell between 6.0% and 8.0%. The Company classifies these loans as Level 3 within the fair value hierarchy.

Real Estate Owned

Assets acquired through foreclosure or deed in lieu of foreclosure are carried at fair value, less estimated costs to sell between 6.0% and 8.0%. Fair value is generally based on independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case-by-case basis, to comparable assets based on the appraiser's market knowledge and experience, and are classified as Level 3. When an asset is acquired, the excess of the loan balance over fair value less estimated selling costs is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.    Fair Value Measurements (continued)

Mortgage Servicing Rights, Net ("MSR's")

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

The following tables present the asset and liabilities reported on the consolidated statements of financial condition at their fair values as of March 31, 2019 and December 31, 2018, by level within the fair value hierarchy:

	March 31, 2019
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$3,546	$—	$—	$3,546
Mortgage servicing rights	527	—	—	527
	$4,073	$—	$—	$4,073

	December 31, 2018
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$1,525	$—	$—	$1,525
Real estate owned	92	—	—	92
Mortgage servicing rights	442	—	—	442
	$2,059	$—	$—	$2,059

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(In thousands)

Impaired loans	$3,546	Appraised value(2)	Discount for cost to sell(3)	6.0% - 8.0%	6.3%
Mortgage servicing rights	527	Estimated cash flow	Prepayment speeds	3.7% - 27.2%	13.4%

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.    Fair Value Measurements (continued)

	December 31, 2018
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(In thousands)

Impaired loans	$1,525	Appraised value(2)	Discount for cost to sell(3)	6.0% - 8.0%	7.5%
Real estate owned	92	Contract sales price(1)	Discount for cost to sell(3)	6.0%	6.0%
Mortgage servicing rights	442	Estimated cash flow	Prepayment speeds	3.3% - 26.8%	12.0%

(1) Value is based on signed contract for sale.
(2) Value is based on independent appraisal of the market or fair value of the loan's underlying collateral.
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

Debt Securities Held to Maturity

For debt securities held to maturity, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third-party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to a benchmark or to comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs quarterly analysis on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to assess the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in an adjustment in the prices obtained from the pricing service. The Company also holds debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs within the fair value hierarchy.

Federal Home Loan Bank Stock ("FHLB")

The fair value of FHLB stock is based on redemption at par value and can only be sold to the issuing FHLB, to other FHLBs, or to other member banks. As such, the Company's FHLB stock is recorded at cost, or par value, and is evaluated for impairment each reporting period by considering the ultimate recoverability of the investment rather than temporary declines in value. The Company classifies the estimated fair value as Level 2 within the fair value hierarchy.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.    Fair Value Measurements (continued)

Loans Receivable

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial mortgage, residential mortgage, commercial, construction, and consumer and other. Each loan category is further segmented into fixed and adjustable rate interest terms and into performing and non-performing categories.

The fair value of performing loans was estimated using a combination of techniques, including a discounted cash flow model that utilizes a discount rate that reflects the Company's curring pricing for loans with similar characteristics and remaining maturity, adjusted by an amount for estimated credit losses inherent in the portfolio at the balance sheet date. The rates take into account the expected yield curve, as well as an adjustment for prepayment risk, when applicable. The Company classifies the estimated fair value of its loan portfolio as Level 3.

The fair value for significant non-performing loans was based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows. The Company classifies the estimated fair value of its non-performing loan portfolio as Level 3.

In accordance with the prospective adoption of ASU 2016-01, the fair value of loans was measured using the exit price method as of March 31, 2019. The fair value of loans was measured using the entry price notion as of December 31, 2018.

Deposits

The fair value of deposits with no stated maturity, such as demand, money market, and savings and club deposits are payable on demand at each reporting date and classified as Level 2. The estimated fair value of certificates of deposit was based on the discounted value of contractual cash flows. The discount rate was estimated using the Company’s current rates offered for deposits with similar remaining maturities. The Company classifies the estimated fair value of its certificates of deposit portfolio as Level 2.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.    Fair Value Measurements (continued)

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of March 31, 2019 and December 31, 2018:

	March 31, 2019
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$65,141	$65,141	$65,141	$—	$—
Debt securities available for sale	1,090,177	1,090,177	54,517	1,035,660	—
Debt securities held to maturity	287,529	284,450	33,426	251,024	—
Equity securities	1,428	1,428	1,428	—	—
Federal Home Loan Bank stock	54,863	54,863	—	54,863	—
Loans receivable, net	4,948,578	4,917,066	—	—	4,917,066
Derivative assets	2,213	2,213	—	2,213	—

Financial liabilities:		—
Deposits	$4,606,628	$4,601,963	$—	$4,601,963	$—
Borrowings	1,098,635	1,097,897	—	1,097,897	—
Derivative liabilities	8,271	8,271	—	8,271	—

	December 31, 2018
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$42,201	$42,201	$42,201	$—	$—
Debt securities available for sale	1,032,868	1,032,868	54,157	978,711	—
Debt securities held to maturity	262,143	254,841	23,241	231,600	—
Equity securities	1,890	1,890	1,890	—	—
Federal Home Loan Bank stock	58,938	58,938	—	58,938	—
Loans held-for-sale	8,081	8,081	—	8,081	—
Loans receivable, net	4,916,840	4,841,830	—	—	4,841,830
Derivative assets	1,342	1,342	—	1,342	—

Financial liabilities:
Deposits	$4,413,873	$4,402,336	$—	$4,402,336	$—
Borrowings	1,189,180	1,185,007	—	1,185,007	—
Derivative liabilities	3,944	3,944	—	3,944	—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.    Fair Value Measurements (continued)

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11.    Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss), both gross and net of tax, for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019			2018
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gains and losses on debt securities available for sale:	$11,766	$(2,471)	$9,295	$(11,594)	$1,609	$(9,985)
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	13	(3)	10	(17)	36	19
Reclassification adjustment for gains included in net income	126	(26)	100	116	(28)	88
	11,905	(2,500)	9,405	(11,495)	1,617	(9,878)
Derivatives:
Unrealized (loss) gain on swap contracts	(3,520)	740	(2,780)	382	(40)	342
	(3,520)	740	(2,780)	382	(40)	342

Employee benefit plans:
Amortization of prior service cost included in net income	(32)	7	(25)	(24)	(19)	(43)
Reclassification adjustment of actuarial net gain (loss) included in net income	164	(34)	130	(8)	(94)	(102)
Change in funded status of retirement obligations	(132)	27	(105)	33	(301)	(268)
	—	—	—	1	(414)	(413)
Total other comprehensive income (loss)	$8,385	$(1,760)	$6,625	$(11,112)	$1,163	$(9,949)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11.    Other Comprehensive Income (Loss) (continued)

The following tables present the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019				2018
	Unrealized (Losses) Gains on Securities Available for Sale	Unrealized (Losses) Gains on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income	Unrealized (Losses) Gains on Securities Available for Sale	Unrealized Gains on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(13,226)	$(2,006)	$(56,665)	$(71,897)	$(7,344)	$224	$(58,290)	$(65,410)
Current period changes in other comprehensive income (loss)	9,405	(2,780)	—	6,625	(9,878)	342	(413)	(9,949)
Effect of adoption of ASU 2016-01	(548)	—	—	(548)	—	—	—	—
Total other comprehensive (loss) income	$(4,369)	$(4,786)	$(56,665)	$(65,820)	$(17,222)	$566	$(58,703)	$(75,359)

The following table reflects amounts reclassified from accumulated other comprehensive (loss) income to the consolidated statements of income and the affected line item in the statement where net income is presented for the three months ended March 31, 2019 and 2018:

	Accumulated Other Comprehensive (Loss) Income Components
	For the Three Months Ended March 31,		Affected Line Items in the Consolidated Statements of Income
	2019	2018
	(In thousands)

Reclassification adjustment for gains included in net income	$126	$116	Gains on securities transactions
Reclassification adjustment of actuarial net gain (loss) included in net income	164	(8)	Other non-interest expense
Total before tax	290	108
Income tax benefit	(60)	(122)
Net of tax	$230	$(14)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12.     Derivatives and Hedging Activities

The Company is party to interest rate derivatives that may be designated as hedging instruments. The Company offers currency forward contracts and interest rate swap contracts to certain commercial banking customers to manage their risk of exposure and risk management strategies. These contracts are simultaneously hedged by offsetting contracts with a third party, such that the Company would minimize its net risk exposure resulting from these transactions. In addition, the Company executes interest rate swaps with third parties to in order to hedge the interest expense of short-term FHLB advances. These contracts are simultaneously hedged with short-term FHLB advances.

Currency Forward Contracts. At March 31, 2019 and December 31, 2018, the Company had no currency forward contracts in place with commercial banking customers. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial banking customers and are not used to manage interest rate risk in the Company's assets or liabilities.

Interest Rate Swaps. At March 31, 2019 the Company had interest rate swaps in place with four commercial banking customers hedged by offsetting interest rate swaps with third parties, with an aggregated notional amount of $68.7 million. At December 31, 2018, the Company had interest rate swaps in place with three commercial banking customers hedged by offsetting interest rate swaps with third parties, with an aggregated notional amount of $36.6 million. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements. Changes in the fair value of both the customer swap and offsetting third party swap are recognized directly in earnings.

At March 31, 2019 and December 31, 2018, the Company had 27 and 24 interest rate swaps with notional amounts of $385.0 million and $320.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the hedge accounting requirements. The effective portion of changes in the fair value of the derivatives designated that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss).

The ineffective portion of changes in the fair value of the derivatives designated that qualify as cash flow hedges are recorded in earnings. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For the three months ended March 31, 2019 and 2018, the Company did not record any hedge ineffectiveness associated with these contracts.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)		(In thousands)
Derivatives:
Interest rate products-designated as cash flow hedges	Other Assets	$2,213	Other Liabilities	$8,271
Total derivative instruments		$2,213		$8,271

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12.     Derivatives and Hedging Activities (continued)

	December 31, 2018
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)		(In thousands)
Derivatives:
Interest rate products-designated as cash flow hedges	Other Assets	$1,342	Other Liabilities	$3,944
Total derivative instruments		$1,342		$3,944

For the three months ended March 31, 2019 and 2018, losses of $67,000 and zero, respectively, were recorded for changes in fair value of interest rate swaps with third parties.

At March 31, 2019 and December 31, 2018, accrued interest was $14,000 and $65,000, respectively.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

At March 31, 2019, the termination value of derivatives in a net liability position, which includes accrued interest, was $6.1 million. The Company has collateral posting thresholds with certain derivative counterparties, and has posted collateral of $9.1 million against its obligations under these agreements.

13.     Revenue Recognition

On January 1, 2019, the Company adopted ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The Company performed a review and assessment of all revenue streams, the related contracts with customers, and the underlying performance obligations in those contracts. This guidance does not apply to revenue associated with financial instruments, including interest income on loans and securities, which comprise the majority of the Company's revenue. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams can generally be classified as demand deposit account fees, title insurance fees and other fees.

The Company, using a modified retrospective transition approach, determined that there was no cumulative effect adjustment to retained earnings as a result of adopting the new standard, nor did the standard have a material impact on our consolidated financial statements including the timing or amounts of revenue recognized.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13.     Revenue Recognition (continued)

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$959	$944
Title insurance fees	1,041	774
Other non-interest income	1,063	1,090
Total in-scope non-interest income	3,063	2,808
Total out-of-scope non-interest income	2,974	1,735
Total non-interest income	$6,037	$4,543

Demand deposit account fees include monthly maintenance fees and service charges. These fees are generally derived as a result of either transaction-based or serviced-based services. The Company's performance obligation for these services is generally satisfied, and revenue recognized, at the time the transaction is completed or the service rendered. Fees for these services are generally received from the customer either at the time of the transaction or monthly.

Title insurance fees are generally recognized at the time the transaction closes or when the service is rendered.

Other non-interest income includes check printing fees, traveler's check fees, gift card fees, branch service fees, overdraft fees, account analysis fees, other deposit related fees, wealth management related fee income which includes annuity fees, brokerage commissions, and asset management fees. Wealth management related fee income represent fees earned from customers as consideration for asset management and investment advisory services provided by a third party. The Company's performance obligation is generally satisfied monthly and the resulting fees are recognized monthly based upon the month-end market value of the assets under management and the applicable fee rate. The Company does not earn performance-based incentives. The Company's performance obligation for these transaction-based services are generally satisfied, and related revenue recognized, at the time the transaction closes or when the service is rendered or a point in time when the service is completed.

Also included in other fees are debit card and ATM fees which are transaction-based. Debit card revenue is primarily comprised of interchange fees earned when a customer's Company card is processed through a card payment network. ATM fees are largely generated when a Company cardholder uses a non-Company ATM, or a non-Company cardholder uses a Company ATM. The Company's performance obligation for these services is satisfied when the service is rendered. Payment is generally received at the time of transaction or monthly.

Out-of-scope non-interest income primarily consists of income from bank-owned life insurance, loan prepayment and servicing fees, net fees on loan level swaps, gains and losses on the sale of loans and securities, and changes in the fair value of equity securities. None of these revenue streams are subject to the requirements of Topic 606.

12.    Subsequent Events

The Company has evaluated events subsequent to March 31, 2019 and through the financial statement issuance date of May 13, 2019. The Company has not identified any material subsequent events that would require adjustment or disclosure in the consolidated financial statements.

Columbia Financial, Inc.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risk factors and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

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

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total assets increased $125.3 million, or 1.9%, to $6.8 billion at March 31, 2019 from $6.7 billion at December 31, 2018. The increase in total assets was primarily attributable to increases in debt securities available for sale of $57.3 million, debt securities held to maturity of $25.4 million, and loans receivable, net of $31.7 million.

Cash and due from banks increased $23.0 million, or 54.6%, to $65.0 million at March 31, 2019 from $42.1 million at December 31, 2018, as a portion of cash flows from deposits were not yet deployed into higher yielding assets.

Debt securities available for sale increased $57.3 million, or 5.5%, to $1.1 billion at March 31, 2019 from $1.0 billion at December 31, 2018. The increase was mainly attributable to purchases of $65.4 million in mortgage-backed securities and corporate bonds, partially offset by maturities of $797,000 in municipal securities, and repayments on mortgage-backed securities. Debt securities held to maturity increased $25.4 million, or 9.7%, to $287.5 million at March 31, 2019 from $262.1 million at December 31, 2018. The increase was mainly attributable to purchases of $28.4 million in mortgage-backed securities and corporate bonds, partially offset by repayments on mortgage-backed securities.

Loans receivable, net, increased $31.7 million, or 0.6%, to $4.9 billion at March 31, 2019 from $4.9 billion at December 31, 2018. The increase was mainly attributable to increases in construction and commercial business loans of $46.0 million and $5.6 million, respectively, partially offset by decreases in multifamily and commercial real estate and home equity loans and advances of $9.7 million and $10.3 million, respectively. Residential one-to-four family mortgage loans remained flat due to lower originations and loan sales. Overall loans increased nominally during the quarter, as the level of repayments on loans increased from previous quarters and competition for new loan originations remained strong.

Office properties and equipment increased $6.2 million, or 12.0%, to $58.3 million at March 31, 2019 from $52.1 million at December 31, 2018. The increase is primarily attributable to the purchase of a branch facility previously leased by the Bank, and increases in building improvements related to various banking office and corporate headquarter renovations.

Total liabilities increased $102.9 million, or 1.8%, to $5.8 billion at March 31, 2019 from $5.7 billion at December 31, 2018. The increase is primarily attributable to an increase in total deposits of $192.8 million, or 4.4%, partially offset by a decrease in borrowings of $90.5 million, or 7.6%. The increase in total deposits is primarily attributable to higher certificates of deposit and interest-bearing transaction account balances. The decrease in borrowings is the result of repayments of $60.0 million in maturing long-term borrowings, partially offset by $53.5 million in new long-term borrowings, coupled with a net decrease of $84.0 million in short-term borrowings.

Total stockholders’ equity increased $22.4 million, or 2.3%, to $994.5 million at March 31, 2019 from $972.1 million at December 31, 2018. The net increase was primarily attributable to net income of $14.9 million, coupled with improved fair market values on debt securities within our available for sale portfolio.

Comparison of Results of Operations for the Quarter Ended March 31, 2019 and March 31, 2018

Net income of $14.9 million was recorded for the quarter ended March 31, 2019, an increase of $3.1 million, or 26.6%, compared to $11.8 million for the quarter ended March 31, 2018. The increase in net income was primarily attributable to a $3.3 million increase in net interest income, a $1.6 million decrease in provision for loan losses and a $1.5 million increase in total non-interest income, partially offset by a $3.5 million increase in total non-interest expense.

Net interest income was $42.4 million for the quarter ended March 31, 2019, an increase of $3.3 million, or 8.5%, from $39.1 million for the quarter ended March 31, 2018. The increase in net interest income was attributable to an $11.1 million increase in interest income, which was partially offset by a $7.8 million increase in interest expense. The increase in interest income for the quarter ended March 31, 2019 was largely due to increases in both the average balances and yields on loans and securities.

The Company's net interest margin for the quarter ended March 31, 2019 decreased 10 basis points to 2.70%, when compared to 2.80% for the quarter ended March 31, 2018. The weighted average yield on interest-earning assets increased 29 basis points to 4.00% for the quarter ended March 31, 2019 as compared to 3.71% for the quarter ended March 31, 2018. The average cost of interest-bearing liabilities increased 60 basis points to 1.69% for the quarter ended March 31, 2019 as compared to 1.09% for the quarter ended March 31, 2018. Increases in yields and costs for the quarter ended March 31, 2019 reflect the increase in market interest rates that occurred throughout 2018.

The average yield on loans for the quarter ended March 31, 2019 increased 29 basis points to 4.25%, as compared to 3.96% for the quarter ended March 31, 2018, and the yield on securities for the quarter ended March 31, 2019 increased 19 basis points to 2.93%, as compared to 2.74% for the quarter ended March 31, 2018. Increases in yields for the quarter ended March 31, 2019 reflect the increase in market interest rates that occurred throughout 2018. The average yield on other interest-earning assets for the quarter ended March 31, 2019 increased 386 basis points to 6.62%, as compared to 2.76% for the quarter ended March 31, 2018. This was mainly a result of the 2019 average balance including mostly higher yielding Federal Home Loan Bank stock, while the 2018 average balance included higher cash deposits related to the subscriptions for the minority stock offering earning a lower rate of interest.

Total interest expense was $20.5 million for the quarter ended March 31, 2019, an increase of $7.8 million, or 61.1%, from $12.7 million. The increase in interest expense was primarily attributable to a $311.8 million increase in the average balance of certificates of deposit combined with a 61 basis point increase in the cost of deposits. The increase in interest on deposits was driven by higher market rates and a shift in the mix from core deposits to higher costing certificates of deposit. The increase in interest on borrowings was attributable to an increase in the average balance of Federal Home Loan Bank advances combined with a 64 basis point increase in the cost of these borrowings.

The provision for loan losses was $436,000 for the quarter ended March 31, 2019, a decrease of $1.6 million, or 78.2%, from $2.0 million for the quarter ended March 31, 2018. The decrease was primarily driven by improved credit metrics resulting from the quarterly assessment of qualitative factors, coupled with nominal growth in our loan portfolio. Net charge offs decreased to $7,000 for the quarter ended March 31, 2019, as compared to $226,000 for the quarter ended March 31, 2018.

Non-interest income was $6.0 million for the quarter ended March 31, 2019, an increase of $1.5 million, or 32.9%, from $4.5 million for the quarter ended March 31, 2018. The increase was attributable to: income from loan fees increasing $347,000, or 73.4%, related to swap income; title insurance fee income increasing $267,000, or 34.5%, given higher overall volume of loan closings; income from bank-owned life insurance increasing $256,000, or 24.1%, given the purchase of an additional $30 million of insurance in the third quarter of 2018; and other non-interest income increasing $291,000, or 24.8%, due to an increase in miscellaneous income.

Non-interest expense was $29.6 million for the quarter ended March 31, 2019, an increase of $3.5 million, or 13.6%, from $26.0 million for the quarter ended March 31, 2018. The increase was driven primarily by increases of $1.5 million, or 8.5%, in compensation and employee benefits, $541,000, or 63.9%, in advertising expense, $465,000, or 59.5%, in professional fees and $900,000, or 58.1%, in other non-interest expense. The higher compensation and employee benefits expense was the result of the costs associated with a newly created employee stock ownership plan, new hires, and other performance-based compensation. The increase in advertising expense was related to costs associated with the opening of our new branch in Newark, New Jersey and marketing of our competitive loan and deposit products. The increase in professional fees was the result of higher legal and accounting fees commensurate with being a public company. A new pension accounting standard, effective January 1, 2019, requires that other components of net periodic benefit costs be reported separately from the service cost component in the statements of income as a component of non-interest expense and is reflected in other non-interest expense. The increase in other non-interest expense was mainly due to a decrease of $368,000 in the credit associated with these pension benefit costs, coupled with an increase of $395,000 in costs for amortization of software related to investments in new technology.

Income tax expense was $3.5 million for the quarter ended March 31, 2019, a decrease of $298,000, or 7.8%, from $3.8 million for the quarter ended March 31, 2018. The Company's effective tax rate was 19.03% and 24.41% for the quarters ended March 31, 2019 and 2018, respectively. The decrease in the effective tax rate for the three months ended March 31, 2019 was primarily driven by maximizing the tax benefits related to a subsidiary of the Bank, along with other previously implemented tax strategies.

Asset Quality
The Company's total non-performing loans at March 31, 2019 totaled $6.8 million, or 0.14% of total gross loans, as compared to $2.8 million, or 0.06% of total gross loans, at December 31, 2018. The increase of $4.0 million in non-performing loans was mainly attributable to increases of $1.9 million in one-to-four family real estate loans, $1.7 million in construction loans and $438,000 in commercial business loans. The current period increase in one-to-four family loans was mainly attributable to the addition of a $1.4 million real estate loan. The $1.7 million construction loan and two non-performing commercial business loans totaling $660,000 are related to one borrower. These three loans were placed into a non-accrual status as of March 31, 2019 as there were concerns regarding their collectability, despite the fact that these loans were not delinquent. The Company had no real estate owned at March 31, 2019 compared to one property owned with a carrying value of $92,000 at December 31, 2018. Non-performing assets as a percentage of total assets totaled 0.10% at March 31, 2019 as compared to 0.04% at December 31, 2018.

The Company's allowance for loan losses was $62.8 million, or 1.26% of total loans, at March 31, 2019, compared to $62.3 million, or 1.26% of total loans, at December 31, 2018.

Critical Accounting Policies
The Company considers certain accounting policies to be critically important to the fair presentation of its consolidated statements of financial condition and consolidated statements of income. These policies require management to make judgments on matters which by their nature have elements of uncertainty. The sensitivity of the Company’s consolidated financial statements to these critical accounting policies, and the assumptions and estimates applied, could have a significant impact on its financial condition and results of operations. These assumptions, estimates and judgments made by management can be influenced by a number of factors, including the general economic environment. The Company has identified the following as critical accounting policies:

▪Adequacy of the allowance for loan losses
▪Valuation of retirement and post-retirement benefits
▪Valuation of deferred tax assets

The calculation of the allowance for loan losses is a critical accounting policy of the Company. The allowance for loan losses is a valuation account that reflects management’s evaluation of the probable losses in the loan portfolio. Determining the amount of the allowance for loan losses involves a high degree of judgment. Estimates required to establish the allowance include: the overall economic environment, value of collateral, strength of guarantors, loss exposure in the event of default, the amount and timing of future cash flows on impaired loans, and determination of loss factors applied to the portfolio segments. These estimates are susceptible to significant change. Management regularly reviews loss experience within the portfolio and monitors current economic conditions and other factors related to the collectability of the loan portfolio.

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

When assigning a risk rating to a loan, management utilizes an eight-point internal risk rating system. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans deemed to be of “questionable quality” are rated 5 (Special Mention) or 6 (Substandard). Loans with adverse classifications are rated 7 (Doubtful) or 8 (Loss). The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by both an independent third-party and the Company's internal loan review department. The Company requires an annual review be performed above certain dollar thresholds, depending on loan type, to help determine the appropriate risk rating. Results are presented to the Audit Committee of the Board of Directors.

Management estimates the amount of loan losses for groups of loans collectively evaluated for impairment by applying quantitative loss factors to the loan segments at the risk rating level and applying qualitative adjustments to each loan segment at the risk rating level. Quantitative loss factors give consideration to historical loss experience and migration experience by loan type based upon an appropriate look-back period, adjusted for a loss emergence period.

Qualitative adjustments give consideration to other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries and loan volumes, as well as national and local economic trends and conditions.

Qualitative adjustments reflect risks in the loan portfolio not captured by the quantitative loss factors and, as such, are evaluated from a risk level perspective relative to the risk levels present over the look-back period. The reserves resulting from the application of both the quantitative experience and qualitative factors are combined to arrive at the allowance for loan losses for loans collectively evaluated for impairment.

Management believes the primary risks inherent in the portfolio are a general decline in the economy, a decline in real estate market values, rising unemployment, elevated unemployment, increasing vacancy rates, and increases in interest rates in the absence of economic improvement. Any one or a combination of these events may adversely affect a borrower's ability to repay its loan, resulting in increased delinquencies and loan losses. Accordingly, the Company has recorded loan losses at a level which is estimated to represent the current risk in its loan portfolio. Management considers it important to maintain the ratio of the allowance for loan losses to total loans at an acceptable level considering the current composition of the loan portfolio.

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

The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Based on all available evidence, a valuation allowance was established for the portion of the state tax benefit that is not more likely than not to be realized. At March 31, 2019 and December 31, 2018, the Company's gross deferred tax assets totaled $51.8 million and $52.1 million, respectively, while the valuation allowance totaled $3.8 million and $2.4 million, respectively.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Analysis. Interest rate risk is defined as the exposure of a Company's current and future earnings and capital arising from adverse movements in interest rates. The guidelines of the Company’s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets, liabilities, earnings and capital.

The Asset/Liability Committee meets regularly to review the impact of interest rate changes on net interest income, net interest margin, net income, and the economic value of equity. The Asset/Liability Committee reviews a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income and net income.

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

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analysis captures changes in net interest income using flat rates as a base and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable changes. The Company periodically reviews historical deposit re-pricing activity and makes modifications to certain assumptions used in its balance sheet and income simulation models regarding the interest rate sensitivity of deposits. These modifications are made to more closely reflect the most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes.

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

The table below sets forth, as of March 31, 2019, Columbia Bank's net portfolio value, the estimated changes in our net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and its subsidiaries only and does not include any assets of Columbia Financial, Inc.

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
Change in Interest Rates (Basis Points)
+200	$161,206	$2,449	1.54%	$888,781	14.02%	(14.03)%
+100	160,482	1,725	1.09	974,297	14.85	(5.76)
Base	158,757	—	—	1,033,886	15.27	—
-100	155,771	(2,986)	(1.88)	1,053,635	15.14	1.91
-200	150,356	(8,401)	(5.29)	1,031,952	14.43	(0.19)

As of March 31, 2019, based on the scenarios above, net interest income would increase by approximately 1.54% if rates were to rise 200 basis points, but would decrease by 5.29% if rates were to decrease 200 basis points over a one-year time horizon.

Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of March 31, 2019, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 14.03%. If rates were to decrease 200 basis points, the model forecasts a 0.19% decrease in the NPV.

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

Moreover, net interest income assumes that the composition of interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual.

Liquidity Management and Capital Resources:

Liquidity Management. Liquidity refers to the Company's ability to generate adequate amounts of cash to meet financial obligations of a short-term and long-term nature. Sources of funds consist of deposit inflows, loan repayments and maturities, maturities and sales of securities, and the ability to execute new borrowings. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of debt securities, and prepayments on loans and mortgage-based securities are influenced by economic conditions, competition, and interest rate movements.

The Company's cash flows are identified as cash flows from operating activities, investing activities and financing activities. Refer to the consolidated statements of cash flows for further details of the cash inflows and outflows of the Company.

Capital Resources. The Company and its subsidiary Bank are subject to various regulatory capital requirements administered by the federal banking regulators, including a risk-based capital measure. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the OCC has similar requirements for the Company's subsidiary bank. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated statements of financial condition. Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer capital requirement was fully phased in on January 1, 2019. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of March 31, 2019 and December 31, 2018, each of the Company and the Bank exceeded all capital adequacy requirements to which it is subject.

The following table presents the Company's and the Bank's actual capital amounts and ratios as of March 31, 2019 and December 31, 2018 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

	Actual		Minimum Capital Adequacy Requirements		Minimum capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At March 31, 2019:
Total capital (to risk-weighted assets)	$1,110,777	23.58%	$376,864	8.00%	$494,635	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,051,844	22.33%	282,648	6.00%	400,419	8.50%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,051,844	22.33%	211,986	4.50%	329,756	7.00%	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,051,844	15.62%	269,344	4.00%	269,344	4.00%	N/A	N/A

At December 31, 2018:
Total capital (to risk-weighted assets)	$1,094,062	23.45%	$373,276	8.00%	$460,763	9.88%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,035,477	22.19	279,957	6.00	367,444	7.88	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,035,477	22.19	209,968	4.50	297,455	6.38	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,035,477	15.75	263,037	4.00	263,037	4.00	N/A	N/A

	Actual		Minimum Capital Adequacy Requirements		Minimum capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank	(In thousands, except ratio data)
At March 31, 2019:
Total capital (to risk-weighted assets)	$877,774	18.66%	$376,299	8.00%	$493,893	10.50%	$470,374	10.00%
Tier 1 capital (to risk-weighted assets)	818,929	17.41	282,224	6.00	399,818	8.50	376,299	8.00
Common equity tier 1 capital (to risk-weighted assets)	818,929	17.41	211,668	4.50	329,262	7.00	305,743	6.50
Tier 1 capital (to adjusted total assets)	818,929	12.19	268,773	4.00	268,773	4.00	335,967	5.00

At December 31, 2018:
Total capital (to risk-weighted assets)	$886,728	19.04%	$372,550	8.00%	$459,866	9.88%	$465,687	10.00%
Tier 1 capital (to risk-weighted assets)	828,257	17.79	279,412	6.00	366,729	7.88	372,550	8.00
Common equity tier 1 capital (to risk-weighted assets)	828,257	17.79	209,559	4.50	296,875	6.38	302,697	6.50
Tier 1 capital (to adjusted total assets)	828,257	12.60	263,025	4.00	263,025	4.00	328,781	5.00

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a "Community Bank Leverage Ratio" (the ratio of a bank's tangible equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized' under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. A financial institution can elect to be subject to this new definition.

Item 4.     CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission. As of March 31, 2019 the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

Not Applicable.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into this Quarterly Report on Form 10-Q.

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended. March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.	INS XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema Document

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Labels Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Columbia Financial, Inc.

Date:	May 13, 2019	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2019	/s/Dennis E. Gibney
Dennis E. Gibney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)