Form 10-Q
period 2019-06-30
Columbia Financial, Inc.
filed 2019-08-13
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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
☐ Yes ☒ No

As of August 9, 2019, there were 116,270,586 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets	(Unaudited)

Cash and due from banks	$54,255	$42,065
Short-term investments	122	136
Total cash and cash equivalents	54,377	42,201

Debt securities available for sale, at fair value	1,099,801	1,032,868
Debt securities held to maturity, at amortized cost (fair value of $303,179 and $254,841 at June 30, 2019 and December 31, 2018, respectively)	299,605	262,143
Equity securities, at fair value	1,915	1,890
Federal Home Loan Bank stock	58,613	58,938
Loans held-for-sale, at fair value	2,044	8,081

Loans receivable	5,113,174	4,979,182
Less: allowance for loan losses	62,403	62,342
Loans receivable, net	5,050,771	4,916,840

Accrued interest receivable	20,310	18,894
Real estate owned	—	92
Office properties and equipment, net	61,267	52,050
Bank-owned life insurance	187,153	184,488
Goodwill and intangible assets	6,191	6,085
Other assets	138,696	107,048
Total assets	$6,980,743	$6,691,618

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$4,668,645	$4,413,873
Borrowings	1,163,271	1,189,180
Advance payments by borrowers for taxes and insurance	34,419	32,030
Accrued expenses and other liabilities	106,499	84,475
Total liabilities	5,972,834	5,719,558

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 115,889,175 shares issued; 115,625,275 shares outstanding at June 30, 2019 and 115,889,175 shares outstanding at December 31, 2018	1,159	1,159
Additional paid-in capital	527,650	527,037
Retained earnings	587,714	560,216
Accumulated other comprehensive loss	(61,319)	(71,897)
Treasury stock, at cost; 263,900 shares at June 30, 2019 and -0- at December 31, 2018	(3,867)	—
Common stock held by the Employee Stock Ownership Plan	(42,710)	(43,835)
Stock held by Rabbi Trust	(1,407)	(1,259)
Deferred compensation obligations	689	639
Total stockholders' equity	1,007,909	972,060
Total liabilities and stockholders' equity	$6,980,743	$6,691,618

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:	(Unaudited)
Loans receivable	$51,709	$45,865	103,969	89,706
Debt securities available for sale and equity securities	7,900	4,922	15,559	11,336
Debt securities held to maturity	2,115	2,991	4,022	3,455
Federal funds and interest earning deposits	134	584	223	1,072
Federal Home Loan Bank stock dividends	874	657	1,846	1,244
Total interest income	62,732	55,019	125,619	106,813
Interest expense:
Deposits	15,250	9,194	28,929	17,293
Borrowings	6,639	4,810	13,463	9,442
Total interest expense	21,889	14,004	42,392	26,735

Net interest income	40,843	41,015	83,227	80,078

Provision for loan losses	112	2,400	548	4,400

Net interest income after provision for loan losses	40,731	38,615	82,679	75,678

Non-interest income:
Demand deposit account fees	1,051	976	2,010	1,920
Bank-owned life insurance	1,345	1,493	2,665	2,557
Title insurance fees	1,099	1,255	2,140	2,029
Loan fees and service charges	1,500	451	2,320	922
Gain on securities transactions	339	—	465	116
Change in fair value of equity securities	71	—	247	—
Gain on sale of loans	196	15	328	15
Other non-interest income	1,174	1,260	2,637	2,433
Total non-interest income	6,775	5,450	12,812	9,992

Non-interest expense:
Compensation and employee benefits	20,343	18,275	39,923	36,325
Occupancy	3,824	3,518	7,655	7,234
Federal deposit insurance premiums	462	473	887	901
Advertising	1,390	1,292	2,778	2,139
Professional fees	1,431	1,076	2,678	1,857
Data processing	669	672	1,307	1,314
Charitable contribution to foundation	—	34,767	—	34,767
Merger-related expenses	462	—	462	—
Other non-interest expense	3,260	1,695	5,710	3,246
Total non-interest expense	31,841	61,768	61,400	87,783

Income (loss) before income tax expense (benefit)	15,665	(17,703)	34,091	(2,113)

Income tax expense (benefit)	3,634	(2,961)	7,141	845

Net income (loss)	$12,031	$(14,742)	26,950	(2,958)

Basic and diluted earnings (loss) per share	0.11	(0.13)	0.24	(0.03)
Weighted average shares outstanding- basic and diluted	111,553,203	111,360,278	111,544,339	111,360,278

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Net income (loss)	$12,031	$(14,742)	$26,950	$(2,958)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on debt securities available for sale	14,092	(2,860)	23,387	(12,829)
Accretion of unrealized (loss) gain on debt securities reclassified as held to maturity	(2)	(3)	8	(2)
Reclassification adjustment for gains included in net income	260	—	360	88
	14,350	(2,863)	23,755	(12,743)

Derivatives, net of tax:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(4,676)	164	(7,456)	506
	(4,676)	164	(7,456)	506

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(11)	—	(22)	118
Reclassification adjustment of actuarial net (loss) gain included in net income	(731)	—	(1,461)	527
Change in funded status of retirement obligations	(4,431)	2,323	(3,690)	1,266
	(5,173)	2,323	(5,173)	1,911

Total other comprehensive income (loss)	4,501	(376)	11,126	(10,326)

Total comprehensive income (loss), net of tax	$16,532	$(15,118)	$38,076	$(13,284)

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended June 30, 2018 and 2019
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at March 31, 2018	$—	$—	$549,264	$(75,360)	$—	$—	$—	$—	$473,904
Net (loss)	—	—	(14,742)	—	—	—	—	—	(14,742)
Other comprehensive (loss)	—	—	—	(376)	—	—	—	—	(376)
Issuance of common stock to Columbia Bank, MHC	626	—	—	—	—	—	—	—	626
Issuance of common stock in initial public offering	498	491,304	—	—	—	—	—	—	491,802
Issuance of common stock to Columbia Bank Foundation	35	34,732	—	—	—	—	—	—	34,767
Purchase of Employee Stock Ownership Plan shares	—	—	—	—	—	(45,428)	—	—	(45,428)
Employee Stock Ownership Plan shares committed to be released	—	296	—	—	—	448	—	—	744
Balance at June 30, 2018	$1,159	$526,332	$534,522	$(75,736)	$—	$(44,980)	$—	$—	$941,297

Balance at March 31, 2019	$1,159	$527,346	$575,683	$(65,820)	$—	$(43,276)	$(1,359)	$769	$994,502
Net income	—	—	12,031	—	—	—	—	—	12,031
Other comprehensive income	—	—	—	4,501	—	—	—	—	4,501
Purchase of treasury stock	—	—	—	—	(3,867)	—	—	—	(3,867)
Employee Stock Ownership Plan shares committed to be released	—	304	—	—	—	566	—	—	870
Funding of deferred compensation obligations	—	—	—	—	—	—	(48)	(80)	(128)
Balance at June 30, 2019	$1,159	$527,650	$587,714	$(61,319)	$(3,867)	$(42,710)	$(1,407)	$689	$1,007,909

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Six Months Ended June 30, 2018 and 2019
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2017	$—	$—	$537,480	$(65,410)	$—	$—	$—	$—	$472,070
Net (loss)	—	—	(2,958)	—	—	—	—	—	(2,958)
Other comprehensive (loss)	—	—	—	(10,326)	—	—	—	—	(10,326)
Issuance of common stock to Columbia Bank, MHC	626	—	—	—	—	—	—	—	626
Issuance of common stock in initial public offering	498	491,304	—	—	—	—	—	—	491,802
Issuance of common stock to Columbia Bank Foundation	35	34,732	—	—	—	—	—	—	34,767
Purchase of Employee Stock Ownership Plan shares	—	—	—	—	—	(45,428)	—	—	(45,428)
Employee Stock Ownership Plan shares committed to be released	—	296	—	—	—	448	—	—	744
Balance at June 30, 2018	$1,159	$526,332	$534,522	$(75,736)	$—	$(44,980)	$—	$—	$941,297

Balance at December 31, 2018	$1,159	$527,037	$560,216	$(71,897)	$—	$(43,835)	$(1,259)	$639	$972,060
Effect of the adoption of Accounting Standards Update ("ASU") 2016-01	—	—	548	(548)	—	—	—	—	—
Balance at January 1, 2019	1,159	527,037	560,764	(72,445)	—	(43,835)	(1,259)	639	972,060
Net income	—	—	26,950	—	—	—	—	—	26,950
Other comprehensive income	—	—	—	11,126	—	—	—	—	11,126
Purchase of treasury stock	—	—	—	—	(3,867)	—	—	—	(3,867)
Employee Stock Ownership Plan shares committed to be released	—	613	—	—	—	1,125	—	—	1,738
Funding of deferred compensation obligations	—	—	—	—	—	—	(148)	50	(98)
Balance at June 30, 2019	$1,159	$527,650	$587,714	$(61,319)	$(3,867)	$(42,710)	$(1,407)	$689	$1,007,909

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:	(Unaudited)
Net income (loss)	$26,950	$(2,958)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of deferred loan fees and costs, premiums and discounts	1,102	837
Net amortization of premiums and discounts on securities	589	707
Net amortization on mortgage servicing rights	(52)	40
Amortization of debt issuance costs	—	312
Depreciation and amortization of office properties and equipment	2,170	1,834
Provision for loan losses	548	4,400
Gain on securities transactions	(465)	(116)
Change in fair value of equity securities	(247)	—
Gain on sales of loans	(328)	(15)
Loss on real estate owned	1	13
Deferred tax (benefit) expense	(7,160)	6,811
Increase in accrued interest receivable	(1,416)	(1,152)
Increase in other assets	(34,322)	(17,474)
Increase in accrued expenses and other liabilities	12,880	3,166
Income on bank-owned life insurance	(2,665)	(2,127)
Contribution of common stock to Columbia Bank Foundation	—	34,767
Employee stock ownership plan expense	1,738	744
Increase in deferred compensation obligations under Rabbi Trust	(98)	—
Net cash (used in) provided by operating activities	(775)	29,789
Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	15,711	—
Proceeds from sales of equity securities	765	—
Proceeds from paydowns/maturities/calls of debt securities available for sale	49,569	39,507
Proceeds from paydowns/maturities/calls on debt securities held to maturity	9,964	4,453
Purchases of debt securities available for sale	(80,499)	(278,610)
Purchases of debt securities held to maturity	(47,671)	(19,761)
Purchase of equity securities	(417)	—
Proceeds from sales of loans held-for-sale	45,003	—
Proceeds from sales of loans receivable	2,483	3,695
Purchases of loans receivable	(29,885)	(4,715)
Net increase in loans receivable	(168,486)	(252,786)
Death benefit proceeds from bank-owned life insurance	—	811
Proceeds from redemptions of Federal Home Loan Bank stock	32,851	40,226
Purchases of Federal Home Loan Bank stock	(32,526)	(40,571)
Additions to office properties and equipment	(11,387)	(5,837)
Proceeds from sales of real estate owned	91	286
Net cash (used in) investing activities	(214,434)	(513,302)

Cash flows from financing activities:
Net increase in deposits	254,772	31,517
Proceeds from long-term borrowings	78,991	154,050
Payments on long-term borrowings	(160,000)	(120,000)
Net increase (decrease) in short-term borrowings	55,100	(32,801)
Increase in advance payments by borrowers for taxes and insurance	2,389	5,432
Issuance of common stock	—	492,428
Purchase of treasury stock	(3,867)	—
Purchase of employee stock ownership plan shares	—	(45,428)
Net cash provided by financing activities	227,385	485,198

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)

Net increase in cash and cash equivalents	$12,176	$1,685

Cash and cash equivalents at beginning of year	42,201	65,498
Cash and cash equivalents at end of period	$54,377	$67,183

Cash paid during the period for:
Interest on deposits and borrowings	$21,491	$26,947
Income tax payments, net of (refunds)	$(5,174)	$9,435

Non-cash investing and financing activities:
Transfer of loans receivable to loans held-for-sale	$38,966	$—
Securitization of loans	$21,615	$—

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operation for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results of operation that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

2.Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes treasury stock, unallocated employee stock ownership plan shares that have not been committed for release and deferred compensation obligations required to be settled in shares of Company stock.

Diluted EPS is computed using the same method as basic EPS and reflects the potential dilution which could occur if stock options and unvested shares were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the three and six months ended June 30, 2019 and 2018, the Company did not have any stock options outstanding.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2.    Earnings per Share (continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)

Net income (loss)	$12,031	$(14,742)	$26,950	$(2,958)

Basic earnings per share:
Weighted average shares outstanding - basic	111,553,203	111,360,278	111,544,339	111,360,278
Basic earnings (loss) per share	$0.11	$(0.13)	$0.24	$(0.03)

Diluted earnings per share:
Weighted average shares outstanding - diluted	111,553,203	111,360,278	111,544,339	111,360,278
Diluted earnings (loss) per share	$0.11	$(0.13)	$0.24	$(0.03)

3.    Stock Repurchase Program

On June 11, 2019, the Company announced that its Board of Directors authorized the Company's first stock repurchase program since the completion of its minority public offering in April 2018. This program, which commenced on June 13, 2019, authorizes the purchase of up to 4,000,000 shares, or approximately 3.5%, of the Company's currently issued and outstanding common stock. During both the three and six months ended June 30, 2019, the Company purchased 263,900 shares at a cost of approximately $3.9 million or $14.65 per share. Repurchased shares are held as treasury stock and will be available for general corporate purposes.

4.     Summary of Significant Accounting Policies

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4.    Summary of Significant Accounting Policies (continued)

Accounting Pronouncements Adopted in 2019 (continued)

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

The Company adopted this guidance effective January 1, 2019. As a result, $1.9 million of equity securities, as of December 31, 2018, were reclassified from securities available for sale, and presented as a separate line item on the consolidated statements of financial condition. The $548,000 after tax unrealized gain on these securities, at time of adoption, was reclassified from other comprehensive income (loss) to retained earnings, and is reflected in the consolidated statements of changes in stockholders' equity. For financial instruments that are measured at amortized cost, the Company measures fair value utilizing an exit price methodology. See note 11 for additional disclosure regarding the impact of adoption of this ASU on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are in the scope of other standards. The guidance in the ASU was effective for the Company for fiscal years beginning after December 15, 2018. Subsequently, the FASB issued various amendments that were intended to improve and clarify the implementation guidance of ASU No. 2014-09 and had the same effective date as the original guidance. The Company's revenue is primarily comprised of net interest income on interest earning assets and liabilities and non-interest income. The scope of guidance explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. The Company adopted this guidance effective January 1, 2019, after completing an evaluation of the Company's revenue streams and applicable revenue recognition, and concluded that there are no material changes related to the timing or amount of revenue recognition. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, but resulted in additional footnote disclosures, including the disaggregation of certain categories of revenues. See note 14 for additional disclosure regarding the impact of adoption of this ASU on the Company's consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815)- Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the use of the OIS rate based upon SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the direct Treasury obligations of the U.S. Government, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate. The amendments in this ASU are required to be adopted concurrently with the amendments in ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which was issued in August 2017. The effective date for this ASU for the Company is for fiscal years beginning after December 15, 2019, with early adoption, including adoption in an interim period permitted. The amendments should be adopted on a prospective basis for qualifying new of redesignated hedging relationships entered into on or after date of adoption. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4.    Summary of Significant Accounting Policies (continued)

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The main objective of this guidance is to simplify the accounting for goodwill impairment by requiring that impairment charges be based upon the first step in the current two-step impairment test under ASC 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1. To determine the implied fair value of goodwill, entities estimate the fair value of any unrecognized intangible assets and any corporate-level assets or liabilities that were

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4.    Summary of Significant Accounting Policies (continued)

Accounting Pronouncements Not Yet Adopted (continued)

included in the determination of the carrying amount and fair value of the reporting unit in Step 1. Under this guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This guidance eliminates the requirement to calculate a goodwill impairment charge using Step 2. This guidance does not change the guidance on completing Step 1 of the goodwill impairment test. Under this guidance, an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The guidance in the ASU will be applied prospectively and is effective for the Company for annual and interim impairment tests performed in periods beginning after December 15, 2019. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this ASU is to provide financial statement users with more decision-useful information about expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments of this guidance require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses that have taken place during the period.

The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity would be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The guidance in the ASU is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating its existing systems and data to support the new standard as well as assessing the impact that the guidance will have on the Company's consolidated financial statements. The Company has formed a working group under the direction of the Chief Financial Officer that is primarily comprised of individuals from various functional areas including finance, credit, risk management, and operations, among others. A detailed implementation plan was developed which includes an assessment of the processes, portfolio segmentation, model development and validation, and system requirements and resources needed. The Company has engaged a third-party vendor to assist with model development, data governance and operational controls to support the adoption of this ASU. Furthermore, this ASU will necessitate establishing an allowance for expected credit losses on debt securities. The Company is continuing its evaluation of the guidance including the potential impact on its consolidated financial statements. The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Upon adoption, any impact to the allowance for credit losses- currently the allowance for loan losses- will have an offsetting impact on retained earnings.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date for leases classified as operating leases as well as finance leases. The update also requires new quantitative disclosures related to leases in the Company's consolidated financial statements. There are also practical expedients in this update related to leases that commenced before the effective date, initial direct costs and the use of hindsight to extend or terminate a lease or purchase a leased asset. Lessor accounting remains largely unchanged under this new guidance. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842)-Land Easement Practical Expedient for Transition to Topic 842, which provides an optional practical expedient to not evaluate land easements which were existing or expired before the adoption of Topic 842 that were not accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842) -Targeted Improvements which provides entities with an optional transition method under which comparative periods presented in the financial statements will continue to be in accordance with current Topic 840, Leases, and a practical expedient to not separate non-lease components from the associated lease component. The guidance is effective for the Company for annual periods beginning after December 15, 2019, including interim periods within that reporting period. In the evaluation of this guidance, the Company identified the inventory of leases and actively accumulated the requisite lease data necessary to apply the guidance. The Company expects to record a right of use asset and lease liability as of January 1, 2020. The Company has selected a software platform which will support the recording, accounting and disclosure requirements of the new lease guidance. The Company is continuing its efforts to evaluate the impact of this guidance and, as such, no conclusions have yet been reached regarding the potential impact on adoption on the Company's consolidated financial statements; however, the Company does not expect the adoption to have a material impact on its results of operations.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5.    Debt Securities Available for Sale

Debt securities available for sale at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$49,623	$684	$(46)	$50,261
Mortgage-backed securities and collateralized mortgage obligations	965,224	14,808	(1,613)	978,419
Municipal obligations	2,420	—	—	2,420
Corporate debt securities	64,494	486	(786)	64,194
Trust preferred securities	5,000	—	(493)	4,507
	$1,086,761	$15,978	$(2,938)	$1,099,801

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$54,821	$53	$(717)	$54,157
Mortgage-backed securities and collateralized mortgage obligations	934,631	2,812	(17,436)	920,007
Municipal obligations	987	—	—	987
Corporate debt securities	54,493	129	(1,155)	53,467
Trust preferred securities	5,000	—	(750)	4,250
	$1,049,932	$2,994	$(20,058)	$1,032,868

The amortized cost and fair value of debt securities available for sale at June 30, 2019, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	June 30, 2019
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$12,319	$12,322
More than one year to five years	45,050	45,319
More than five years to ten years	59,168	59,261
More than ten years	5,000	4,480
	$121,537	$121,382
Mortgage-backed securities and collateralized mortgage obligations	965,224	978,419
	$1,086,761	$1,099,801

Mortgage-backed securities and collateralized mortgage obligations totaling $965.2 million at amortized cost, and $978.4 million at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5.     Debt Securities Available for Sale (continued)

During the three and six months ended June 30, 2019, proceeds from the sales of debt securities available for sale totaled $15.7 million, resulting in $339,000 of gross gains and no gross losses. During the three and six months ended June 30, 2019, there were no calls of debt securities available for sale. During the six months ended June 30, 2019 proceeds from one matured debt security available for sale totaled $797,000. During the three months ended June 30, 2019, there were no maturities of debt securities available for sale.

During the three and six months ended June 30, 2018, there were no sales of debt securities available for sale. During the six months ended June 30, 2018, proceeds from one called debt security available for sale totaled $10.0 million, resulting in a $116,000 gross gain and no gross loss. During the three months ended June 30, 2018, there were no calls of debt securities available for sale.

Debt securities available for sale having a carrying value of $210.5 million and $232.7 million, respectively, at June 30, 2019 and December 31, 2018, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at June 30, 2019 and December 31, 2018 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	June 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$19,928	$(46)	$19,928	$(46)
Mortgage-backed securities and collateralized mortgage obligations	29,160	(158)	193,169	(1,455)	222,329	(1,613)
Corporate debt securities	9,794	(208)	14,422	(578)	24,216	(786)
Trust preferred securities	—	—	4,507	(493)	4,507	(493)
	$38,954	$(366)	$232,026	$(2,572)	$270,980	$(2,938)

	December 31, 2018
	Less Than 12 Months				12 Months or Longer				Total
	Fair Value	—	Gross Unrealized (Losses)	—	Fair Value	—	Gross Unrealized (Losses)	—	Fair Value	—	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$14,668		$(202)		$29,437		$(515)		$44,105		$(717)
Mortgage-backed securities and collateralized mortgage obligations	176,614		(1,034)		509,397		(16,402)		686,011		(17,436)
Corporate debt securities	26,480		(512)		9,358		(643)		35,838		(1,155)
Trust preferred securities	—		—		4,250		(750)		4,250		(750)
	$217,762		$(1,748)		$552,442		$(18,310)		$770,204		$(20,058)

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at June 30, 2019, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position as of June 30, 2019 totaled 64, compared with 151 at December 31, 2018. All temporarily impaired securities were investment grade as of June 30, 2019 and December 31, 2018.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5.     Debt Securities Available for Sale (continued)

The Company did not record an other-than-temporary impairment charge on debt securities available for sale during the three and six months ended June 30, 2019 and 2018.

6.    Debt Securities Held to Maturity

Debt securities held to maturity at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$38,406	$115	$—	$38,521
Mortgage-backed securities and collateralized mortgage obligations	261,199	3,926	(467)	264,658
	$299,605	$4,041	$(467)	$303,179

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$23,404	$45	$(208)	$23,241
Mortgage-backed securities and collateralized mortgage obligations	238,739	28	(7,167)	231,600
	$262,143	$73	$(7,375)	$254,841

The amortized cost and fair value of debt securities held to maturity at June 30, 2019, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	June 30, 2019
	Amortized Cost	Fair Value
	(In thousands)

More than five years to ten years	$28,406	$28,443
More than ten years	10,000	10,078
	38,406	38,521
Mortgage-backed securities and collateralized mortgage obligations	261,199	264,658
	$299,605	$303,179

Mortgage-backed securities and collateralized mortgage obligations totaling $261.2 million at amortized cost, and $264.7 million at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

During the three and six months ended June 30, 2019, there were no sales or maturities of debt securities held to maturity. During the three and six months ended June 30, 2019, proceeds from one called debt security held to maturity totaled $5.0 million, resulting in no gross gain or loss.

During the three and six months ended June 30, 2018, there were no sales, calls or maturities of debt securities held for maturity.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6.    Debt Securities Held to Maturity (continued)

Debt securities held to maturity having a carrying value of $198.6 million and $187.0 million, at June 30, 2019 and December 31, 2018, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at June 30, 2019 and December 31, 2018 and if the unrealized loss position was continuous for the twelve months prior to June 30, 2019 and December 31, 2018:

	June 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

Mortgage-backed securities and collateralized mortgage obligations	$7,711	$(103)	$44,849	$(364)	$52,560	$(467)
	$7,711	$(103)	$44,849	$(364)	$52,560	$(467)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$8,197	$(208)	$8,197	$(208)
Mortgage-backed securities and collateralized mortgage obligations	11,265	(69)	213,246	(7,098)	224,511	(7,167)
	$11,265	$(69)	$221,443	$(7,306)	$232,708	$(7,375)

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities held to maturity was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at June 30, 2019, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position as of June 30, 2019 totaled 46, compared with 88 at December 31, 2018. All temporarily impaired securities were investment grade as of June 30, 2019 and December 31, 2018.

The Company did not record an other-than-temporary impairment charge on debt securities held to maturity during the three and six months ended June 30, 2019 and 2018.

7.    Equity Securities at Fair Value

The Company has an equity securities portfolio which consists of investments in other financial institutions and a payment technology company, which is reported at fair value on the Company's consolidated statements of financial condition. The fair value of the equities portfolio at both June 30, 2019 and December 31, 2018 was $1.9 million.

The Company adopted ASU 2016-01 on January 1, 2019, resulting in a $548,000 after tax cumulative-effect adjustment from other comprehensive income (loss) to retained earnings, as reflected in the consolidated statements of changes in stockholders' equity. The Company recorded the net increase in the fair value of equity securities of $71,000 and $247,000, during the three and six months ended June 30, 2019, as a component of non-interest income.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7.    Equity Securities at Fair Value (continued)

During the three months ended June 30, 2019, there were no sales of equity securities. During the six months ended June 30, 2019, proceeds from sales of equity securities totaled $765,000, resulting in $126,000 of gross gains and no gross losses. There were no sales of equity securities during the three and six months ended June 30, 2018.

8.     Loans Receivable and Allowance for Loan Losses

Loans receivable at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30,	December 31,
	2019	2018
	(In thousands)
Real estate loans:
One-to-four family	$1,819,539	$1,830,186
Multifamily and commercial	2,248,300	2,142,154
Construction	293,550	261,473
Commercial business loans	358,620	333,876
Consumer loans:
Home equity loans and advances	375,124	393,492
Other consumer loans	1,124	1,108
Total gross loans	5,096,257	4,962,289
Net deferred loan costs, fees and purchased premiums and discounts	16,917	16,893
Loans receivable	$5,113,174	$4,979,182

The Company had $2.0 million and $8.1 million of one-to-four family real estate loans held-for-sale at June 30, 2019 and December 31, 2018, respectively. During the three and six months ended June 30, 2019, the Company sold one-to-four family real estate loans held-for-sale totaling $27.6 million and $45.0 million, respectively. These sales resulted in gross gains of $196,000 and $328,000, respectively, and no gross losses. No gross gains or losses were recognized on loans held-for-sale during the three and six months ended June 30, 2018.

During the three and six months ended June 30, 2019 the Company sold $2.5 million of one-to-four family and home equity loans included in loans receivable. No gross gains or losses were recognized on the sale of these loans. During both the three and six months ended June 30, 2018, the Company sold $3.7 million of loans receivable. These sales of one-to-four family real estate loans to a third party resulted in gross gains of $15,000 and no gross losses.

During the three and six months ended June 30, 2019, the Company purchased $2.6 million and $5.0 million, respectively, of one-to-four family real estate loans from third parties. During the three and six months ended June 30, 2019, the Company purchased $24.9 million of commercial real estate loans from third parties. The Company purchased $2.6 million of one-to-four family real estate loans and $2.1 million of commercial real estate loans from third parties during the three and six months ended June 30, 2018.

At June 30, 2019 and December 31, 2018, the carrying value of loans serviced by the Company for investors was $503.9 million and $462.7 million, respectively.

The Company periodically enters into Guarantor Swaps with Freddie Mac which results in improved liquidity. During the three and six months ended June 30, 2019, the Company securitized $15.6 million and $21.6 million, respectively of loans for a Freddie Mac Mortgage Participation Certificate. The Company retained the servicing of these loans. No loans were sold to Freddie Mac in exchange for Freddie Mac Mortgage Participation Certificates during the three and six months ended June 30, 2018.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.     Loans Receivable and Allowance for Loan Losses (continued)

The following tables summarize the aging of loans receivable by portfolio segment at June 30, 2019 and December 31, 2018:

	June 30, 2019
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$8,246	$799	$2,420	$11,465	$1,808,074	$1,819,539
Multifamily and commercial	—	1,396	451	1,847	2,246,453	2,248,300
Construction	—	1,700	—	1,700	291,850	293,550
Commercial business loans	126	534	689	1,349	357,271	358,620
Consumer loans:
Home equity loans and advances	898	1,097	389	2,384	372,740	375,124
Other consumer loans	—	—	—	—	1,124	1,124
Total loans	$9,270	$5,526	$3,949	$18,745	$5,077,512	$5,096,257

	December 31, 2018
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$8,384	$1,518	$819	$10,721	$1,819,465	$1,830,186
Multifamily and commercial	1,870	1,425	154	3,449	2,138,705	2,142,154
Construction	—	—	—	—	261,473	261,473
Commercial business loans	208	279	911	1,398	332,478	333,876
Consumer loans:
Home equity loans and advances	1,550	173	905	2,628	390,864	393,492
Other consumer loans	—	—	—	—	1,108	1,108
Total loans	$12,012	$3,395	$2,789	$18,196	$4,944,093	$4,962,289

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. Non-accruing loans are returned to accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At June 30, 2019 and December 31, 2018, non-accrual loans totaled $6.7 million and $2.8 million, respectively. Included in non-accrual loans at June 30, 2019, are nine loans totaling $2.7 million which are less than 90 days in arrears. This includes three loans to one borrower totaling $2.4 million that were identified as having circumstances that indicate a concern regarding continued collectability. At December 31, 2018, no loans less than 90 days in arrears were included in non-accrual loans.

At June 30, 2019 and December 31, 2018, there were no loans past due 90 days or more and still accruing interest.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.     Loans Receivable and Allowance for Loan Losses (continued)

The following table provides information with respect to our non-accrual loans at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(In thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$2,567	$819
Multifamily and commercial	451	154
Construction	1,700	—
Commercial business loans	1,384	911
Consumer loans:
Home equity loans and advances	592	905
Total non-accrual loans	$6,694	$2,789

We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At June 30, 2019, the Company had no real estate owned. At December 31, 2018, we held one single-family property in real estate owned with a carrying value of $92,000 that was acquired through foreclosure on a residential mortgage loan. At June 30, 2019 and December 31, 2018, we had 5 and 14 residential mortgage loans with carrying values of $1.0 million and $1.6 million, respectively, collateralized by residential real estate which are in the process of foreclosure.

The following tables summarize loans receivable and allowance for loan losses by portfolio segment and impairment method at June 30, 2019 and December 31, 2018:

	June 30, 2019
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$520	$2	$372	$404	$11	$—	$—	$1,309
Collectively evaluated for impairment	15,090	22,677	8,434	12,314	2,572	7	—	61,094
Total	$15,610	$22,679	$8,806	$12,718	$2,583	$7	$—	$62,403

Total loans:
Individually evaluated for impairment	$8,414	$2,648	$1,700	$7,822	$2,550	$—	$—	$23,134
Collectively evaluated for impairment	1,811,125	2,245,652	291,850	350,798	372,574	1,124	—	5,073,123
Total loans	$1,819,539	$2,248,300	$293,550	$358,620	$375,124	$1,124	$—	$5,096,257

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.     Loans Receivable and Allowance for Loan Losses (continued)

	December 31, 2018
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$537	$—	$—	$366	$12	$—	$—	$915
Collectively evaluated for impairment	14,695	23,251	7,217	13,810	2,446	8	—	61,427
Total	$15,232	$23,251	$7,217	$14,176	$2,458	$8	$—	$62,342

Total loans:
Individually evaluated for impairment	$9,048	$2,695	$—	$2,944	$3,100	$—	$—	$17,787
Collectively evaluated for impairment	1,821,138	2,139,459	261,473	330,932	390,392	1,108	—	4,944,502
Total loans	$1,830,186	$2,142,154	$261,473	$333,876	$393,492	$1,108	$—	$4,962,289

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.     Loans Receivable and Allowance for Loan Losses (continued)

The following tables present the number of loans modified as TDRs during the three and six months ended June 30, 2019 and 2018, along with their balances immediately prior to the modification date and post-modification. Post-modification recorded investment represents the net book balance immediately following modification.

	For the Three Months Ended June 30,
	2019			2018
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Pre-modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real estate loans:
One-to-four family	—	$—	$—	3	$378	$378
Total restructured loans	—	$—	$—	3	$378	$378

	For the Six Months Ended June 30,
	2019			2018
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Pre-modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real estate loans:
One-to-four family	—	$—	$—	4	$462	$462
Commercial business loans	1	4,095	4,095	—	—	—
Consumer loans:
Home equity loans and advances	—	—	—	1	588	588
Total restructured loans	1	$4,095	$4,095	5	$1,050	$1,050

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.     Loans Receivable and Allowance for Loan Losses (continued)

The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2019 and 2018 are as follows:

	For the Three Months Ended June 30,
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Unallocated	Total
	(In thousands)
2019
Balance at beginning of period	$17,375	$20,986	$9,033	$12,225	$3,146	$6	$—	$62,771
Provision charged (credited)	(1,254)	1,693	(228)	441	(542)	2	—	112
Recoveries	4	—	1	53	—	—	—	58
Charge-offs	(515)	—	—	(1)	(21)	(1)	—	(538)
Balance at end of period	$15,610	$22,679	$8,806	$12,718	$2,583	$7	$—	$62,403

2018
Balance at beginning of period	$18,828	$19,097	$6,574	$10,800	$3,924	$7	$722	$59,952
Provision charged (credited)	(324)	3,705	154	87	(1,153)	5	(74)	2,400
Recoveries	51	—	—	36	99	3	—	189
Charge-offs	(6)	—	—	(3)	—	(8)	—	(17)
Balance at end of period	$18,549	$22,802	$6,728	$10,920	$2,870	$7	$648	$62,524

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.     Loans Receivable and Allowance for Loan Losses (continued)

	For the Six Months Ended June 30,
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Unallocated	Total
	(In thousands)
2019
Balance at beginning of period	$15,232	$23,251	$7,217	$14,176	$2,458	$8	$—	$62,342
Provision charged (credited)	868	(572)	1,588	(1,555)	219	—	—	548
Recoveries	25	—	1	366	7	—	—	399
Charge-offs	(515)	—	—	(269)	(101)	(1)	—	(886)
Balance at end of period	$15,610	$22,679	$8,806	$12,718	$2,583	$7	$—	$62,403

2018
Balance at beginning of period	$19,991	$19,933	$5,217	$8,275	$4,577	$8	$177	$58,178
Provision charged (credited)	(1,552)	2,998	1,508	2,783	(1,810)	2	471	4,400
Recoveries	171	—	3	87	103	5	—	369
Charge-offs	(61)	(129)	—	(225)	—	(8)	—	(423)
Balance at end of period	$18,549	$22,802	$6,728	$10,920	$2,870	$7	$648	$62,524

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.     Loans Receivable and Allowance for Loan Losses (continued)

The following tables present loans individually evaluated for impairment by loan segment at June 30, 2019 and December 31, 2018:

	At June 30, 2019
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$3,657	$4,802	$—
Multifamily and commercial	1,528	2,315	—
Commercial business loans	2,616	2,803	—
Consumer loans:
Home equity loans and advances	1,427	1,781	—
	9,228	11,701	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	4,757	4,807	520
Multifamily and commercial	1,120	1,120	2
Construction	1,700	1,700	372
Commercial business loans	5,206	5,206	404
Consumer loans:
Home equity loans and advances	1,123	1,124	11
	13,906	13,957	1,309
Total:
Real estate loans:
One-to-four family	8,414	9,609	520
Multifamily and commercial	2,648	3,435	2
Construction	1,700	1,700	372
Commercial business loans	7,822	8,009	404
Consumer loans:
Home equity loans and advances	2,550	2,905	11
Total loans	$23,134	$25,658	$1,309

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.     Loans Receivable and Allowance for Loan Losses (continued)

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

Specific allocations of the allowance for loan losses attributable to impaired loans totaled $1.3 million and $915,000 at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, impaired loans for which there was no related allowance for loan losses totaled $9.2 million and $11.6 million, respectively.

The recorded investment in TDRs totaled $19.5 million at June 30, 2019, of which one loan totaling $436,000 was 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at June 30, 2019. The recorded investment in TDRs totaled $16.0 million at December 31, 2018, of which one loan totaling $101,000 was over 90 days past due, and seven loans totaling $1.0 million were 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2018.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.     Loans Receivable and Allowance for Loan Losses (continued)

The following tables present interest income recognized for loans individually evaluated for impairment, by loan segment, for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$8,611	$108	$10,715	$103
Multifamily and commercial	2,666	37	2,718	30
Construction	1,700	—	—	—
Commercial business loans	6,616	98	3,180	25
Consumer loans:
Home equity loans and advances	2,699	47	3,260	39
Total loans	$22,292	$290	$19,873	$197

	For the Six Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$9,149	$214	$11,025	$103
Multifamily and commercial	2,681	74	3,043	28
Construction	1,133	25	—	—
Commercial business loans	5,430	178	3,541	25
Consumer loans:
Home equity loans and advances	2,920	99	3,037	38
Total loans	$21,313	$590	$20,646	$194

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.     Loans Receivable and Allowance for Loan Losses (continued)

The following tables present loans receivable by credit risk indicator and by loan segment:

	At June 30, 2019
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$1,815,526	$2,234,349	$291,850	$342,966	$374,025	$1,124	$5,059,840
Special mention	—	89	—	11,109	—	—	11,198
Substandard	4,013	13,862	1,700	4,545	1,099	—	25,219
Doubtful	—	—	—	—	—	—	—
Total	$1,819,539	$2,248,300	$293,550	$358,620	$375,124	$1,124	$5,096,257

	December 31, 2018
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$1,826,066	$2,128,680	$261,473	$320,451	$392,092	$1,108	$4,929,870
Special mention	—	—	—	9,074	—	—	9,074
Substandard	4,120	13,474	—	4,351	1,400	—	23,345
Doubtful	—	—	—	—	—	—	—
Total	$1,830,186	$2,142,154	$261,473	$333,876	$393,492	$1,108	$4,962,289

9.     Deposits

Deposits at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30,	December 31,
	2019	2018
	(In thousands)

Non-interest-bearing demand	$754,101	$723,794
Interest-bearing demand	1,313,914	1,219,381
Money market accounts	261,369	259,694
Savings and club deposits	486,214	510,688
Certificates of deposit	1,853,047	1,700,316
Total deposits	$4,668,645	$4,413,873

The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $1.0 billion and $885.3 million as of June 30, 2019 and December 31, 2018, respectively.

Interest expense on deposits for the three and six months ended June 30, 2019 and June 30, 2018 totaled $15.3 million and $9.2 million, and $28.9 million and $17.3 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9.     Deposits (continued)

Scheduled maturities of certificates of deposit accounts at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30,	December 31,
	2019	2018
	(In thousands)

One year or less	$1,126,921	$1,107,667
After one year to two years	479,796	326,800
After two years to three years	223,123	230,468
After three years to four years	12,051	24,939
After four years	11,156	10,442
	$1,853,047	$1,700,316

10.    Components of Net Periodic Benefit Cost

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") and Post-retirement Plan

The Company maintains a single employer, tax-qualified defined benefit pension plan (the "Pension Plan") which covers full-time employees that satisfy the Pension Plan's eligibility requirements. The benefits are based on years of service and the employee's compensation during the last five years of employment. Effective October 1, 2018, employees hired by the Bank are not eligible to participate in the Pension Plan as the Pension Plan has been closed to new employees as of that date.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.    Components of Net Periodic Benefit Cost (continued)

Net periodic benefit (income) cost for Pension Plan, RIM Plan, Post-retirement Plan and split-dollar life insurance arrangement plan benefits for the three and six months ended June 30, 2019 and 2018, includes the following components:

	For the Three Months Ended June 30,
	Pension Plan		RIM Plan		Post-retirement Plans
	2019	2018	2019	2018	2019	2018	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$1,501	$1,780	$53	$61	$172	$93	Compensation and employee benefits
Interest cost	2,194	2,129	116	111	321	205	Other non-interest expense
Expected return on plan assets	(4,727)	(4,815)	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	14	(34)	Other non-interest expense
Net loss	765	707	61	103	99	69	Other non-interest expense
Net periodic (income) benefit cost	$(267)	$(199)	$230	$275	$606	$333

	For the Six Months Ended June 30,
	Pension Plan		RIM Plan		Post-retirement Plans
	2019	2018	2019	2018	2019	2018
	(In thousands)

Service cost	$3,002	$3,560	$106	$122	$344	$186	Compensation and employee benefits
Interest cost	4,388	4,258	232	222	642	410	Other non-interest expense
Expected return on plan assets	(9,454)	(9,630)	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	28	(68)	Other non-interest expense
Net loss	1,530	1,414	122	206	198	138	Other non-interest expense
Net periodic (income) benefit cost	$(534)	$(398)	$460	$550	$1,212	$666

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.    Components of Net Periodic Benefit Cost (continued)

The following table summarizes the impact of retrospective application to the consolidated statements of income for the three and six months ended June 30, 2018:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2018
	(In thousands)
Compensation and employee benefits:
As previously reported	$16,750	$33,275
As reported under new guidance	18,275	36,325

Other non-interest expense:
As previously reported	$3,220	$6,296
As reported under new guidance	1,695	3,246

During the three months ended June 30, 2019, the Bank contributed $35.0 million which increased the funded status of the Plan to meet the approximate maximum tax deductible contribution limit. The net periodic cost (income) for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2019 were calculated using the actual December 31, 2018 benefit valuations.

11.    Fair Value Measurements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. Where quoted market values in an active market are not readily available, the Company utilizes various valuation techniques to estimate fair value.

In January 2016, the FASB issued ASU 2016-01- "Financial Instruments". This guidance amended existing guidance to improve accounting standards for financial instruments including clarification and simplification of the accounting and disclosure requirements and the requirement to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The Company adopted the guidance effective January 1, 2019, and the fair value of the Company's loan portfolio is now presented using an exit price method.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11.    Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis as of June 30, 2019 and December 31, 2018.

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

Derivatives

The Company records all derivatives included in other assets and liabilities on the consolidated statements of financial condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. See note 13 for disclosures related to the accounting treatment for derivatives.

The fair value of the Company's derivatives is determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of June 30, 2019 and December 31, 2018, by level within the fair value hierarchy:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11.    Fair Value Measurements (continued)

	June 30, 2019
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$50,261	$50,261	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	978,419	—	978,419	—
Municipal obligations	2,420	—	2,420	—
Corporate debt securities	64,194	—	64,194	—
Trust preferred securities	4,507	—	4,507	—
Total debt securities available for sale	1,099,801	50,261	1,049,540	—
Equity securities	1,915	1,915	—	—
Derivative assets	4,227	—	4,227	—
	$1,105,943	$52,176	$1,053,767	$—

Derivative liabilities	$16,532	$—	$16,532	$—

	December 31, 2018
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$54,157	$54,157	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	920,007	—	920,007	—
Municipal obligations	987	—	987	—
Corporate debt securities	53,467	—	53,467	—
Trust preferred securities	4,250	—	4,250	—
Total debt securities available for sale	1,032,868	54,157	978,711	—
Equity securities	1,890	1,890	—
Derivative assets	1,342	—	1,342	—
	$1,036,100	$56,047	$980,053	$—

Derivative liabilities	$3,944	$—	$3,944	$—

There were no transfers between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2019 and June 30, 2018.

There were no Level 3 assets measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11.    Fair Value Measurements (continued)

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of June 30, 2019 and December 31, 2018.

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

The following tables present the asset and liabilities reported on the consolidated statements of financial condition at their fair values as of June 30, 2019 and December 31, 2018, by level within the fair value hierarchy:

	June 30, 2019
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Mortgage servicing rights	$664	$—	$—	$664
	$664	$—	$—	$664

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11.    Fair Value Measurements (continued)

	December 31, 2018
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$125	$—	$—	$125
Real estate owned	92	—	—	92
Mortgage servicing rights	442	—	—	442
	$659	$—	$—	$659

At June 30, 2019, there were no impaired loans or real estate owned assets measured at fair value on a non-recurring basis.

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(In thousands)

Mortgage servicing rights	$664	Estimated cash flow	Prepayment speeds	5.0% - 24.4%	12.1%

	December 31, 2018
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(In thousands)

Impaired loans	$125	Appraised value(2)	Discount for cost to sell(3)	6.0%	6.0%
Real estate owned	92	Contract sales price(1)	Discount for cost to sell(3)	6.0%	6.0%
Mortgage servicing rights	442	Estimated cash flow	Prepayment speeds	3.3% - 26.8%	12.0%

(1) Value is based on signed contract for sale.
(2) Value is based on independent appraisal of the fair value of the loan's underlying collateral.
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11.    Fair Value Measurements (continued)

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

Federal Home Loan Bank Stock ("FHLB")

The fair value of FHLB stock is based on redemption at par value and can only be sold to the issuing FHLB, to other FHLBs, or to to other member banks. As such, the Company's FHLB stock is recorded at cost, or par value, and is evaluated for impairment each reporting period by considering the ultimate recoverability of the investment rather than temporary declines in value. The Company classifies the estimated fair value as Level 2 within the fair value hierarchy.

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

In accordance with the prospective adoption of ASU 2016-01, the fair value of loans was measured using the exit price method as of June 30, 2019. The fair value of loans was measured using the entry price notion as of December 31, 2018.

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

11.    Fair Value Measurements (continued)

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of June 30, 2019 and December 31, 2018:

	June 30, 2019
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$54,377	$54,377	$54,377	$—	$—
Debt securities available for sale	1,099,801	1,099,801	50,261	1,049,540	—
Debt securities held to maturity	299,605	303,179	38,521	264,658	—
Equity securities	1,915	1,915	1,915	—	—
Federal Home Loan Bank stock	58,613	58,613	—	58,613	—
Loans held-for-sale	2,044	2,044	—	2,044	—
Loans receivable, net	5,050,771	5,089,413	—	—	5,089,413
Derivative assets	4,227	4,227	—	4,227	—

Financial liabilities:		—
Deposits	$4,668,645	$4,672,763	$—	$4,672,763	$—
Borrowings	1,163,271	1,166,752	—	1,166,752	—
Derivative liabilities	16,532	16,532	—	16,532	—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11.    Fair Value Measurements (continued)

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12.    Other Comprehensive Income (Loss)

The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019			2018
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gains (losses) on debt securities available for sale:	$17,829	$(3,737)	$14,092	$(5,623)	$2,763	$(2,860)
Accretion of unrealized (loss) gain on debt securities reclassified as held to maturity	(2)	—	(2)	80	(83)	(3)
Reclassification adjustment for gains included in net income	339	(79)	260	—	—	—
	18,166	(3,816)	14,350	(5,543)	2,680	(2,863)
Derivatives:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(5,920)	1,244	(4,676)	297	(133)	164
	(5,920)	1,244	(4,676)	297	(133)	164

Employee benefit plans:
Amortization of prior service cost included in net income	(14)	3	(11)	—	—	—
Reclassification adjustment of actuarial net (loss) included in net income	(925)	194	(731)	—	—	—
Change in funded status of retirement obligations	(5,610)	1,179	(4,431)	—	2,323	2,323
	(6,549)	1,376	(5,173)	—	2,323	2,323
Total other comprehensive income (loss)	$5,697	$(1,196)	$4,501	$(5,246)	$4,870	$(376)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12.    Other Comprehensive Income (Loss) (continued)

	For the Six Months Ended June 30,
	2019			2018
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gains (losses) on debt securities available for sale:	$29,595	$(6,208)	$23,387	$(17,261)	$4,432	$(12,829)
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	11	(3)	8	(16)	14	(2)
Reclassification adjustment for gains included in net income	465	(105)	360	116	(28)	88
	30,071	(6,316)	23,755	(17,161)	4,418	(12,743)
Derivatives:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(9,440)	1,984	(7,456)	678	(172)	506
	(9,440)	1,984	(7,456)	678	(172)	506

Employee benefit plans:
Amortization of prior service cost included in net income	(28)	6	(22)	148	(30)	118
Reclassification adjustment of actuarial net (loss) gain included in net income	(1,849)	388	(1,461)	673	(146)	527
Change in funded status of retirement obligations	(4,672)	982	(3,690)	(819)	2,085	1,266
	(6,549)	1,376	(5,173)	2	1,909	1,911
Total other comprehensive income (loss)	$14,082	$(2,956)	$11,126	$(16,481)	$6,155	$(10,326)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12.    Other Comprehensive Income (Loss) (continued)

The following tables present the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019				2018
	Unrealized (Losses) Gains on Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income	Unrealized (Losses) on Securities Available for Sale	Unrealized Gains on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(4,369)	$(4,786)	$(56,665)	$(65,820)	$(17,223)	$566	$(58,703)	$(75,360)
Current period changes in other comprehensive income (loss)	14,350	(4,676)	(5,173)	4,501	(2,863)	164	2,323	(376)
Total other comprehensive income (loss)	$9,981	$(9,462)	$(61,838)	$(61,319)	$(20,086)	$730	$(56,380)	$(75,736)

	For the Six Months Ended June 30,
	2019				2018
	Unrealized (Losses) Gains on Securities Available for Sale	Unrealized (Losses) Gains on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income	Unrealized (Losses) on Securities Available for Sale	Unrealized Gains on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(13,226)	$(2,006)	$(56,665)	$(71,897)	$(7,343)	$224	$(58,291)	$(65,410)
Effect of the adoption of ASU 2016-01	(548)	—	—	(548)	—	—	—	—
Balance at January 1, 2019	(13,774)	(2,006)	(56,665)	(72,445)	(7,343)	224	(58,291)	(65,410)
Current period changes in other comprehensive income (loss)	23,755	(7,456)	(5,173)	11,126	(12,743)	506	1,911	(10,326)
Total other comprehensive income (loss)	$9,981	$(9,462)	$(61,838)	$(61,319)	$(20,086)	$730	$(56,380)	$(75,736)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12.    Other Comprehensive Income (Loss) (continued)

The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of income and the affected line item in the statement where net income is presented for the three and six months ended June 30, 2019 and 2018:

	Accumulated Other Comprehensive (Loss) Income Components
	For the Three Months Ended June 30,			Affected Line Items in the Consolidated Statements of Income
	2019	2.018	2018
	(In thousands)

Reclassification adjustment for gains included in net income	$339		$—	Gains on securities transactions
Reclassification adjustment of actuarial net (loss) included in net income	(925)		—	Other non-interest expense
Total before tax	(586)		—
Income tax benefit	115		—
Net of tax	$(471)		$—

	Accumulated Other Comprehensive (Loss) Income Components
	For the Six Months Ended June 30,		Affected Line Items in the Consolidated Statements of Income
	2019	2018
	(In thousands)

Reclassification adjustment for gains included in net income	$465	$116	Gains on securities transactions
Reclassification adjustment of actuarial net gain included in net income	(1,849)	673	Other non-interest expense
Total before tax	(1,384)	789
Income tax	283	(174)
Net of tax	$(1,101)	$615

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13.     Derivatives and Hedging Activities

The Company uses derivative financial instruments as components of its market risk management, principally to manage interest rate risk. Certain derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.  All derivatives are recognized as either assets or liabilities in the consolidated statements of financial condition, reported at fair value and presented on a gross basis. Until a derivative is settled, a favorable change in fair value results in an unrealized gain that is recognized as an asset, while an unfavorable change in fair value results in an unrealized loss that is recognized as a liability.

The Company generally applies hedge accounting to its derivatives used for market risk management purposes. Hedge accounting is permitted only if specific criteria are met, including a requirement that a highly effective relationship exists between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. Changes in the fair value of effective fair value hedges are recognized in current earnings (with the change in fair value of the hedged asset or liability also recognized in earnings). Changes in the fair value of effective cash flow hedges are recognized in other comprehensive income (loss) until earnings are affected by the variability in cash flows of the designated hedged item. Ineffective portions of hedge results are recognized in current earnings. Changes in the fair value of derivatives for which hedge accounting is not applied are recognized in current earnings.

The Company formally documents at inception all relationships between the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets and liabilities, or to specific firm commitments. The Company also formally assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair values or cash flows of the hedged items. If it is determined that a derivative is not highly effective or has ceased to be a highly effective hedge, the Company would discontinue hedge accounting prospectively. Gains or losses resulting from the termination of a derivative accounted for as a cash flow hedge remain in other comprehensive income (loss) and is (accreted) amortized to earnings over the remaining period of the former hedging relationship.

Certain derivative financial instruments are offered to certain commercial banking customers to manage their risk of exposure and risk management strategies. These derivative instruments consist primarily of currency forward contracts and interest rate swap contracts.  The risk associated with these transactions is mitigated by simultaneously entering into similar transactions having essentially offsetting terms with a third party. In addition, the Company executes interest rate swaps with third parties in order to hedge the interest rate risk of short-term FHLB advances.

Currency Forward Contracts. At June 30, 2019 and December 31, 2018, the Company had no currency forward contracts in place with commercial banking customers. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial banking customers and are not used to manage interest rate risk in the Company's assets or liabilities.

Interest Rate Swaps. At June 30, 2019, the Company had interest rate swaps in place with nine commercial banking customers executed by offsetting interest rate swaps with third parties, with an aggregated notional amount of $76.3 million. At December 31, 2018, the Company had interest rate swaps in place with three commercial banking customers executed by offsetting interest rate swaps with third parties, with an aggregated notional amount of $36.6 million. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

At June 30, 2019 and December 31, 2018, the Company had 28 and 24 interest rate swaps with notional amounts of $400.0 million and $320.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the hedge accounting requirements.

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For the three and six months ended June 30, 2019 and 2018, the Company did not record any hedge ineffectiveness associated with these contracts.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13.     Derivatives and Hedging Activities (continued)

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$4,227	Other Liabilities	$16,532
Total derivative instruments		$4,227		$16,532

	December 31, 2018
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$1,342	Other Liabilities	$3,944
Total derivative instruments		$1,342		$3,944

For the three and six months ended June 30, 2019, losses of $146,000 and $213,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties. For the three and six months ended June 30, 2018, no losses were recorded for changes in fair value of interest rate swaps with third parties.

At June 30, 2019 and December 31, 2018, accrued interest was $63,000 and $65,000, respectively.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

At June 30, 2019, the termination value of derivatives in a net liability position, which includes accrued interest, was $12.3 million. The Company has collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $16.3 million against its obligations under these agreements.

14.     Revenue Recognition

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14.     Revenue Recognition (continued)

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$1,051	$976	$2,010	$1,920
Title insurance fees	1,099	1,255	2,140	2,029
Other non-interest income	1,214	1,184	2,274	2,276
Total in-scope non-interest income	3,364	3,415	6,424	6,225
Total out-of-scope non-interest income	3,411	2,035	6,388	3,767
Total non-interest income	$6,775	$5,450	$12,812	$9,992

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

Also included in other fees are debit card and ATM fees which are transaction-based. Debit card revenue is primarily comprised of interchange fees earned when a customer's Company card is processed through a card payment network. ATM fees are largely generated when a Company cardholder uses a non-Company ATM, or a non-Company cardholder uses a Company ATM. The Company's performance obligation for these services is satisfied when the service is rendered. Payment is generally received at time of transaction or monthly.

Out-of-scope non-interest income primarily consists of income from bank-owned life insurance, loan prepayment and servicing fees, net fees loan level swaps, gains and losses on the sale of loans and securities, and changes in the fair value of equity securities. None of these revenue streams are subject to the requirements of Topic 606.

15.    Proposed Acquisition of Stewardship Financial Corporation

On June 7, 2019, the Company and Stewardship Financial Corporation ("Stewardship"), the holding company for Atlantic Stewardship Bank, announced that the companies have entered into a definitive merger agreement (the "Merger Agreement") pursuant to which the Company will acquire Stewardship in an all-cash transaction. Under the terms of the agreement, Stewardship will merge with and into a wholly owned subsidiary of the Company formed to facilitate the merger ("Merger Sub"), with Stewardship continuing as the surviving company (the "First-Step Merger") and each outstanding share of Stewardship common stock will be exchanged for $15.75 in cash. Immediately following the effective time of the First-Step Merger, Stewardship will merge with and into the Company, with the Company continuing as the surviving company.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

15.    Proposed Acquisition of Stewardship Financial Corporation (continued)

As of June 30, 2019, Stewardship had approximately $964.3 million of assets, $748.1 million of loans, and $781.9 million of deposits held across a network of 12 branches located throughout Bergen, Passaic and Morris counties.

Merger-related expenses which are recorded in the consolidated statements of income and include costs relating to the Company's proposed acquisition of Stewardship, represent one-time costs associated with acquisition activities and do not represent ongoing costs of the fully integrated combined organization. Accounting guidance requires that acquisition-relate transactional and restructuring costs incurred by the Company be charged to expense as incurred.

The consummation of the transactions contemplated by the Merger Agreement is subject to customary closing conditions, including, but not limited to, (i) receipt of the requisite approval of Stewardship's shareholders, (ii) receipt of all required regulatory approvals, (iii) the absence of any law or order prohibiting the closing, (iv) the accuracy of the representations and warranties of the other party in the Merger Agreement (subject to certain materiality standards) and (v) compliance in all material respects by the other party with its covenants in the Merger Agreement.

16.    Subsequent Events

The Company has evaluated events subsequent to June 30, 2019 and through the financial statement issuance date of August 13, 2019. The Company has not identified any material subsequent events that would require adjustment or disclosure in the consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total assets increased $289.1 million, or 4.3%, to $7.0 billion at June 30, 2019 from $6.7 billion at December 31, 2018. The increase in total assets was primarily attributable to increases in debt securities available for sale of $66.9 million, debt securities held to maturity of $37.5 million, loans receivable, net of $133.9 million, and other assets of $31.6 million.

Debt securities available for sale increased $66.9 million, or 6.5%, to $1.1 billion at June 30, 2019 from $1.0 billion at December 31, 2018. The increase was mainly attributable to purchases of $80.5 million in U.S. agency obligations, mortgage-backed securities and corporate and municipal bonds, partially offset by maturities of $797,000 in municipal securities, repayments of $48.8 million in mortgage-backed securities, and sales of $15.7 million in U.S. government obligations and mortgage-backed securities. The gross unrealized gain on debt securities available for sale increased $30.1 million during the period.

Debt securities held to maturity increased $37.5 million, or 14.3%, to $299.6 million at June 30, 2019 from $262.1 million at December 31, 2018. The increase was mainly attributable to purchases of $47.7 million in U.S. agency obligations, mortgage-backed securities and corporate bonds, partially offset by a call of a $5.0 million U.S. agency obligation, and repayments of $5.5 million in mortgage-backed securities.

Loans receivable, net, increased $133.9 million, or 2.7%, to $5.1 billion at June 30, 2019 from $4.9 billion at December 31, 2018. The increase was mainly attributable to increases in multi-family and commercial real estate, construction and commercial business loans of $106.1 million, $32.1 million, and $24.7 million, respectively, partially offset by decreases in one-to-four family real estate and home equity loans and advances of $10.6 million and $18.4 million, respectively. One-to-four family real estate loans decreased slightly due to lower originations and loan sales totaling $62.7 million.

Other assets increased $31.6 million, or 29.6%, to $138.7 million at June 30, 2019 from $107.0 million at December 31, 2018. The increase was primarily attributable to a $35.0 million contribution which increased the funded status of the Company's pension plan in June 2019.

Total liabilities increased $253.3 million, or 4.4%, to $6.0 billion at June 30, 2019 from $5.7 billion at December 31, 2018. The increase was primarily attributable to an increase in total deposits of $254.8 million, or 5.8%. The increase in total deposits consisted of increases in the balances of interest-bearing and non-interest-bearing demand accounts, as well as certificates of deposit. The Bank's high yield checking account program, which began in January 2019, experienced significant growth during the period, along with non-interest-bearing commercial demand accounts which were primarily obtained from existing commercial loan customers. Certificates of deposit balances also increased as the Bank continues to offer competitive rates on these products.

Total stockholders’ equity increased $35.8 million, or 3.7%, to $1.0 billion at June 30, 2019 from $972.1 million at December 31, 2018. The net increase was primarily attributable to net income of $27.0 million, coupled with improved fair values on debt securities within our available for sale portfolio, partially offset by the repurchase of 263,900 shares of common stock for approximately $3.9 million under our recently announced stock repurchase program.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Results of Operations for the Quarter Ended June 30, 2019 and June 30, 2018

Net income of $12.0 million was recorded for the quarter ended June 30, 2019, an increase of $26.8 million, compared to a net loss of $14.7 million for the quarter ended June 30, 2018. The increase in net income was primarily attributable to a $2.3 million decrease in the provision for loan losses, a $1.3 million increase in non-interest income, and a $29.9 million decrease in non-interest expense, partially offset by a $6.6 million increase in income tax expense. The decrease in non-interest expense for the quarter ended June 30, 2019 was primarily attributable to a one-time $34.8 million contribution of the Company's stock to the Columbia Bank Foundation in connection with its minority stock offering in April 2018.

Net interest income was $40.8 million for the quarter ended June 30, 2019, a decrease of $172,000, or 0.4%, from $41.0 million for the quarter ended June 30, 2018. The decrease in net interest income was attributable to a $7.9 million increase in interest expense which was partially offset by a $7.7 million increase in interest income. The increase in interest income for the quarter ended June 30, 2019 was largely due to increases in both the average balances and yields on loans and securities, coupled with an increase in yield on other interest-earning assets. The increase in interest expense for the quarter ended June 30, 2019 was largely due to increases in the average yields on deposits and borrowings.

The average yield on loans for the quarter ended June 30, 2019 increased 16 basis points to 4.14%, as compared to 3.98% for the quarter ended June 30, 2018, while the yield on securities for the quarter ended June 30, 2019 increased 19 basis points to 2.89%, as compared to 2.70% for the quarter ended June 30, 2018. Increases in yields for the quarter ended June 30, 2019 reflects the increase in market interest rates that occurred during fiscal 2018. The average yield on other interest-earning assets for the quarter ended June 30, 2019 increased 320 basis points to 6.19%, as compared to 2.99% for the quarter ended June 30, 2018. This was mainly a result of the 2019 average balance of other interest-earning assets including higher yielding Federal Home Loan Bank stock, while the 2018 average balance of other interest-earning assets included higher cash deposits related to the subscriptions for the minority stock offering yielding a lower rate of interest.

Total interest expense was $21.9 million for the quarter ended June 30, 2019, an increase of $7.9 million, or 56.3%, from $14.0 million as compared to the quarter ended June 30, 2018. The increase in interest expense was primarily attributable to a $388.5 million increase in the average balance of certificates of deposits, partially offset by a decrease of $111.6 million in the average balance of money market accounts, and $253.9 million in the average balance of savings and club accounts, combined with a 62 basis point increase in the cost of interest-bearing deposits. The increase in the cost of deposits was primarily driven by higher market rates and a shift in the mix from non-maturity deposits to higher costing certificates of deposit. The increase in interest on borrowings was attributable to a $372.1 million increase in the average balance of Federal Home Loan Bank advances coupled with a 49 basis point increase in the cost of these borrowings.

The Company's net interest margin for the quarter ended June 30, 2019 decreased 23 basis points to 2.53%, when compared to 2.76% for the quarter ended June 30, 2018. The weighted average yield on interest-earning assets increased 19 basis points to 3.89% for the quarter ended June 30, 2019 as compared to 3.70% for the quarter ended June 30, 2018. The average cost of interest-bearing liabilities increased 56 basis points to 1.76% for the quarter ended June 30, 2019 as compared to 1.20% for the quarter ended June 30, 2018. Increases in yields and costs for the quarter ended June 30, 2019 were largely driven by competitive pressures in pricing deposit products in a higher market interest rate environment.

The provision for loan losses was $112,000 for the quarter ended June 30, 2019, a decrease of $2.3 million, or 95.3%, from $2.4 million for the quarter ended June 30, 2018. The decrease was primarily driven by a decrease in historical loss factors, coupled with nominal growth in the loan portfolio. Net charge offs increased to $480,000 for the quarter ended June 30, 2019, as compared to net recoveries of $172,000 for the quarter ended June 30, 2018.

Non-interest income was $6.8 million for the quarter ended June 30, 2019, an increase of $1.3 million, or 24.3%, from $5.5 million for the quarter ended June 30, 2018. The increase was primarily attributable to an increase in income from loan fees and service charges of $1.0 million, which included an increase in income from swap transactions, and $339,000 in gains on the sale of securities. There were no realized gains on security transactions for the quarter ended June 30, 2018.

Non-interest expense was $31.8 million for the quarter ended June 30, 2019, a decrease of $29.9 million, or 48.5%, from $61.8 million for the quarter ended June 30, 2018. The decrease was primarily attributable to a decrease of $34.8 million in charitable contributions which were made during the quarter ended June 30, 2018 as previously noted. Excluding the impact of this one-time contribution, non-interest expense increased $4.8 million, or 17.9%, for the quarter ended June 30, 2019. This increase was attributable to an increase in compensation and employee benefits of $2.1 million, an increase in professional fees of $355,000, an increase in other

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

non-interest expense of $1.6 million, and merger-related expenses of $462,000 recorded in the quarter ended June 30, 2019. The higher compensation and employee benefits expense was mostly driven by costs associated with new hires. The increase in professional fees was the result of higher legal, accounting and consulting fees commensurate with being a public company. The increase in other non-interest expense was mainly due to a decrease of $368,000 in the credit associated with pension benefit costs, resulting from a new pension accounting standard, effective January 1, 2019, which requires that other components of net periodic benefit costs be reported separately from the service cost as a component of non-interest expense in the statements of income. Merger-related expenses included expenses related to the June 2019 announcement that the Company has entered into a definitive merger agreement with Stewardship.

Income tax expense was $3.6 million for the quarter ended June 30, 2019, an increase of $6.6 million, as compared to a tax benefit of $3.0 million for the quarter ended June 30, 2018. The Company's effective tax rate was 23.2% and (16.7%) for the quarters ended June 30, 2019 and 2018, respectively. The 2019 income tax expense and resulting effective tax rate was primarily driven by maximizing the tax benefits related to a subsidiary of the Bank, coupled with other previously implemented tax strategies. The 2018 income tax benefit and resulting effective tax rate was impacted by the net loss resulting from the one-time charitable contribution.

Results of Operations for the Six Months Ended June 30, 2019 and June 30, 2018

Net income of $27.0 million was recorded for the six months ended June 30, 2019, an increase of $29.9 million, compared to a net loss of $3.0 million for the six months ended June 30, 2018. The increase in net income was primarily attributable to a $3.1 million increase in net interest income, a $3.9 million decrease in the provision for loan losses, a $2.8 million increase in non-interest income, and a $26.4 million decrease in non-interest expense, partially offset by a $6.3 million increase in income tax expense. The decrease in non-interest expense for the six months ended June 30, 2019 was attributable to the 2018 period including a $34.8 million one-time contribution as previously noted.

Net interest income was $83.2 million for the six months ended June 30, 2019, an increase of $3.1 million, or 3.9%, from $80.1 million for the six months ended June 30, 2018. The increase in net interest income was attributable to an $18.8 million increase in interest income, which was partially offset by a $15.7 million increase in interest expense. The increase in interest income for the period was largely due to increases in both the average balances and yields on loans and securities, coupled with an increase in the yield on other interest-earning assets.

The average yield on loans for the six months ended June 30, 2019 increased 23 basis points to 4.20%, as compared to 3.97% for the six months ended June 30, 2018, and the yield on securities for the six months ended June 30, 2019 increased 19 basis points to 2.91%, as compared to 2.72% for the six months ended June 30, 2018. Increases in yields for the six months ended June 30, 2019 reflect the increase in market interest rates that occurred during fiscal 2018. The average yield on other interest-earning assets for the six months ended June 30, 2019 increased 352 basis points to 6.40%, as compared to 2.88% for the six months ended June 30, 2018. This was driven by the 2019 average balance of other interest-earning assets including higher yielding Federal Home Loan Bank stock, while the 2018 average balance of other interest-earning assets included higher cash deposits related to the subscriptions for the minority stock offering yielding a lower rate of interest.

Total interest expense was $42.4 million for the six months ended June 30, 2019, an increase of $15.7 million, or 58.6%, from $26.7 million as compare to the six months ended June 30, 2018. The increase in interest expense was primarily attributable to a $350.3 million increase in the average balance of certificates of deposit, partially offset by decreases of $67.8 million in the average balance of interest-bearing demand accounts, $75.4 million in the average balance of money market accounts and $243.3 million in the average balance of savings and club accounts, coupled with a 62 basis point increase in the cost of interest-bearing deposits. The increase in the cost of deposits was driven by higher market rates and a shift in the mix from core deposits to higher costing certificates of deposit. The increase in interest on borrowings was attributable to a $347.1 million increase in the average balance of Federal Home Loan Bank advances coupled with a 57 basis point increase in the cost of these borrowings.

The Company's net interest margin for the six months ended June 30, 2019 decreased 17 basis points to 2.61%, when compared to 2.78% for the six months ended June 30, 2018. The weighted average yield on interest-earning assets increased 24 basis points to 3.95% for the six months ended June 30, 2019 as compared to 3.71% for the six months ended June 30, 2018. The average cost of interest-bearing liabilities increased 57 basis points to 1.72% for the six months ended June 30, 2019 as compared to 1.15% for the six months ended June 30, 2018. Increases in yields and costs for the quarter ended June 30, 2019 reflect the increase in market interest rates that occurred during fiscal 2018.

The provision for loan losses was $548,000 for the six months ended June 30, 2019, a decrease of $3.9 million, or 87.5%, from $4.4 million for the six months ended June 30, 2018. The decrease was primarily driven by a decrease in historical loss factors, coupled

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

with nominal growth in the loan portfolio. Net charge offs increased to $487,000 for the six months ended June 30, 2019, as compared to $54,000 for the six months ended June 30, 2018.

Non-interest income was $12.8 million for the six months ended June 30, 2019, an increase of $2.8 million, or 28.2%, from $10.0 million for the six months ended June 30, 2018. The increase was primarily attributable to an increase in income from loan fees and service charges of $1.4 million, which included an increase in income from swap transactions of $1.0 million, and increases in gains on the sale of securities and loans of $349,000 and $313,000, respectively.

Non-interest expense was $61.4 million for the six months ended June 30, 2019, a decrease of $26.4 million, or 30.1%, from $87.8 million for the six months ended June 30, 2018. The decrease was primarily attributable to a decrease of $34.8 million in charitable contributions during the 2018 period as previously noted. Excluding the impact of this one-time contribution, non-interest expense increased $8.4 million, or 15.8%, for the six months ended June 30, 2019. This increase was attributable to an increase in compensation and employee benefits of $3.6 million, an increase in professional fees of $821,000, an increase in other non-interest expense of $2.5 million, and merger-related expenses of $462,000 recorded in the 2019 period. The higher compensation and employee benefits expense was driven by costs associated with new hires. The increase in professional fees was the result of higher legal, accounting and consulting fees commensurate with being a public company. The increase in other non-interest expense was mainly due to a decrease of $735,000 in the credit associated with pension benefit other than service costs included in non-interest expense as previously described. Merger-related expenses included expenses related to the June 2019 announcement that the Company has entered into a definitive merger agreement with Stewardship.

Income tax expense was $7.1 million for the six months ended June 30, 2019, an increase of $6.3 million, from $845,000 for the six months ended June 30, 2018. The 2018 income tax expense and resulting effective tax rate was impacted by the net loss resulting from the one-time charitable contribution. The 2019 income tax expense and resulting effective tax rate was primarily driven by maximizing the tax benefits related to a subsidiary of the Bank, coupled with other previously implemented tax strategies.

Asset Quality

The Company's total non-performing loans at June 30, 2019 totaled $6.7 million, or 0.13% of total gross loans, as compared to $2.8 million, or 0.06% of total gross loans, at December 31, 2018. The $3.9 million increase in non-performing loans was mainly attributable to increases of $1.7 million in one-to-four family real estate loans, $1.7 million in construction loans and $472,000 in commercial business loans. The increase in one-to-four family real estate loans was the result of an increase in the number of loans from 6 non-performing loans at December 31, 2018 to 13 non-performing loans at June 30, 2019, while the entire construction loan non-performing balance consisted of one non-performing loan. The Company had no real estate owned at June 30, 2019 compared to one property owned with a carrying value of $92,000, at December 31, 2018. Non-performing assets as a percentage of total assets totaled 0.10% at June 30, 2019 as compared to 0.04% at December 31, 2018.

The Company's allowance for loan losses was $62.4 million, or 1.22% of total loans at June 30, 2019, compared to $62.3 million, or 1.26% of total loans, at December 31, 2018.

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

The calculation of the allowance for loan losses is a critical accounting policy of the Company. The allowance for loan losses is a valuation account that reflects management’s evaluation of the probable losses in the loan portfolio. Determining the amount of the allowance for loan losses involves a high degree of judgment. Estimates required to establish the allowance include: the overall economic environment, value of collateral, strength of guarantors, loss exposure in the event of default, the amount and timing of future cash flows on impaired loans, and determination of loss factors applied to the portfolio segments. These estimates are susceptible to significant

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Based on all available evidence, a valuation allowance was established for the portion of the state tax benefit that is not more likely than not to be realized. At June 30, 2019 and December 31, 2018, the Company's gross deferred

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

tax assets totaled $49.0 million and $52.1 million, respectively, while the valuation allowance totaled $1.8 million and $2.4 million, respectively.

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

The table below sets forth, as of June 30, 2019, Columbia Bank's net portfolio value, the estimated changes in our net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for the Bank and its subsidiaries only and does not include any assets of the Company.

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
Change in Interest Rates (Basis Points)
+200	$157,203	$2,260	1.46%	$906,031	13.76%	(12.48)%
+100	156,611	1,668	1.08	984,589	14.47	(4.90)
Base	154,943	—	—	1,035,286	14.77	—
-100	152,251	(2,692)	(1.74)	1,048,969	14.56	1.32
-200	148,316	(6,627)	(4.28)	986,797	13.42	(4.68)

As of June 30, 2019, based on the scenarios above, net interest income would increase by approximately 1.46% if rates were to rise 200 basis points, but would decrease by 4.28% if rates were to decrease 200 basis points over a one-year time horizon.

Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of June 30, 2019, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 12.48%. If rates were to decrease 200 basis points, the model forecasts a 4.68% decrease in the NPV.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Capital Resources. The Company and its subsidiary Bank are subject to various regulatory capital requirements administered by the federal banking regulators, including a risk-based capital measure. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the OCC has similar requirements for the Company's subsidiary bank. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated statements of financial condition. Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer capital requirement was fully phased in on January 1, 2019. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of June 30, 2019 and December 31, 2018, each of the Company and the Bank exceeded all capital adequacy requirements to which it is subject.

The following table presents the Company's and the Bank's actual capital amounts and ratios as of June 30, 2019 and December 31, 2018 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At June 30, 2019:
Total capital (to risk-weighted assets)	$1,122,937	22.97%	$391,077	8.00%	$513,289	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,061,814	21.72%	293,308	6.00%	415,519	8.50%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,061,814	21.72%	219,981	4.50%	342,192	7.00%	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,061,814	15.75%	269,595	4.00%	269,595	4.00%	N/A	N/A

At December 31, 2018:
Total capital (to risk-weighted assets)	$1,094,062	23.45%	$373,276	8.00%	$460,763	9.88%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,035,477	22.19	279,957	6.00	367,444	7.88	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,035,477	22.19	209,968	4.50	297,455	6.38	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,035,477	15.75	263,037	4.00	263,037	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank	(In thousands, except ratio data)
At June 30, 2019:
Total capital (to risk-weighted assets)	$895,697	18.36%	$390,307	8.00%	$512,278	10.50%	$487,884	10.00%
Tier 1 capital (to risk-weighted assets)	834,693	17.11	292,730	6.00	414,701	8.50	390,307	8.00
Common equity tier 1 capital (to risk-weighted assets)	834,693	17.11	219,548	4.50	341,519	7.00	317,124	6.50
Tier 1 capital (to adjusted total assets)	834,693	12.38	269,683	4.00	269,683	4.00	337,103	5.00

At December 31, 2018:
Total capital (to risk-weighted assets)	$886,728	19.04%	$372,550	8.00%	$459,866	9.88%	$465,687	10.00%
Tier 1 capital (to risk-weighted assets)	828,257	17.79	279,412	6.00	366,729	7.88	372,550	8.00
Common equity tier 1 capital (to risk-weighted assets)	828,257	17.79	209,559	4.50	296,875	6.38	302,697	6.50
Tier 1 capital (to adjusted total assets)	828,257	12.60	263,025	4.00	263,025	4.00	328,781	5.00

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission. As of June 30, 2019 the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of the Company's common stock during the quarter ended June 30, 2019:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2019	—	$—	—	—
May 1 - 31, 2019	—	—	—	—
June 1 - 30, 2019	263,900	14.65	263,900	3,736,100
Total	263,900	$14.65	263,900	3,472,200

(1) On June 11, 2019, the Company announced that the Company's Board of Directors authorized a stock repurchase program for up to 4,000,000 shares of the Company's issued and outstanding common stock, commencing on June 13, 2019.

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

101.
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

Columbia Financial, Inc.

Date:	August 13, 2019	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2019	/s/Dennis E. Gibney
Dennis E. Gibney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)