Form 10-Q
period 2019-09-30
Columbia Financial, Inc.
filed 2019-11-12
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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
☐ Yes ☒ No

As of November 7, 2019, there were 114,164,514 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets	(Unaudited)

Cash and due from banks	$57,644	$42,065
Short-term investments	308	136
Total cash and cash equivalents	57,952	42,201

Debt securities available for sale, at fair value	1,115,905	1,032,868
Debt securities held to maturity, at amortized cost (fair value of $296,325 and $254,841 at September 30, 2019 and December 31, 2018, respectively)	289,089	262,143
Equity securities, at fair value	1,765	1,890
Federal Home Loan Bank stock	57,077	58,938
Loans held-for-sale, at fair value	—	8,081

Loans receivable	5,186,097	4,979,182
Less: allowance for loan losses	62,629	62,342
Loans receivable, net	5,123,468	4,916,840

Accrued interest receivable	19,423	18,894
Real estate owned	—	92
Office properties and equipment, net	63,723	52,050
Bank-owned life insurance	187,922	184,488
Goodwill and intangible assets	6,163	6,085
Other assets	147,763	107,048
Total assets	$7,070,250	$6,691,618

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$4,783,322	$4,413,873
Borrowings	1,129,117	1,189,180
Advance payments by borrowers for taxes and insurance	34,543	32,030
Accrued expenses and other liabilities	131,433	84,475
Total liabilities	6,078,415	5,719,558

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 117,278,745 shares issued and 114,536,445 shares outstanding at September 30, 2019, and 115,889,175 shares issued and outstanding at December 31, 2018	1,173	1,159
Additional paid-in capital	529,588	527,037
Retained earnings	601,932	560,216
Accumulated other comprehensive loss	(55,972)	(71,897)
Treasury stock, at cost; 2,742,300 shares at September 30, 2019 and -0- at December 31, 2018	(42,084)	—
Common stock held by the Employee Stock Ownership Plan	(42,137)	(43,835)
Stock held by Rabbi Trust	(1,467)	(1,259)
Deferred compensation obligations	802	639
Total stockholders' equity	991,835	972,060
Total liabilities and stockholders' equity	$7,070,250	$6,691,618

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:	(Unaudited)
Loans receivable	$53,594	$48,585	157,563	138,291
Debt securities available for sale and equity securities	7,736	6,651	23,295	17,987
Debt securities held to maturity	2,068	1,798	6,090	5,253
Federal funds and interest earning deposits	182	44	405	1,116
Federal Home Loan Bank stock dividends	858	617	2,704	1,861
Total interest income	64,438	57,695	190,057	164,508
Interest expense:
Deposits	16,055	10,420	44,984	27,713
Borrowings	6,667	6,692	20,130	16,134
Total interest expense	22,722	17,112	65,114	43,847

Net interest income	41,716	40,583	124,943	120,661

Provision for loan losses	1,157	1,500	1,705	5,900

Net interest income after provision for loan losses	40,559	39,083	123,238	114,761

Non-interest income:
Demand deposit account fees	1,106	1,000	3,116	2,920
Bank-owned life insurance	1,784	1,309	4,449	3,865
Title insurance fees	1,350	1,189	3,490	3,218
Loan fees and service charges	3,038	616	5,358	1,537
Gain on securities transactions	1,256	—	1,721	116
(Decrease)/increase in fair value of equity securities	(59)	—	189	—
Gain on sale of loans	382	—	710	15
Other non-interest income	1,258	1,176	3,895	3,609
Total non-interest income	10,115	5,290	22,928	15,280

Non-interest expense:
Compensation and employee benefits	21,362	18,179	61,285	54,503
Occupancy	3,973	3,529	11,628	10,764
Federal deposit insurance premiums	40	503	927	1,404
Advertising	533	1,003	3,311	3,142
Professional fees	1,541	967	4,219	2,824
Data processing	658	630	1,965	1,944
Charitable contribution to foundation	—	—	—	34,767
Merger-related expenses	740	—	1,202	—
Other non-interest expense	2,217	1,779	7,927	5,024
Total non-interest expense	31,064	26,590	92,464	114,372

Income before income tax expense	19,610	17,783	53,702	15,669

Income tax expense	5,392	6,956	12,534	7,800

Net income	$14,218	$10,827	41,168	7,869

Earnings per share - basic and diluted	$0.13	$0.10	$0.37	$0.07
Weighted average shares outstanding -basic and diluted	111,371,754	111,389,951	111,486,179	111,380,218

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)
Net income	$14,218	$10,827	$41,168	$7,869

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on debt securities available for sale	4,915	(5,358)	28,302	(18,186)
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	2	(11)	10	(13)
Reclassification adjustment for gains included in net income	965	3	1,325	90
	5,882	(5,366)	29,637	(18,109)

Derivatives, net of tax:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(1,279)	1,240	(8,735)	1,746
	(1,279)	1,240	(8,735)	1,746

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(11)	—	(33)	98
Reclassification adjustment of actuarial net (loss) gain included in net income	(735)	—	(2,196)	520
Change in funded status of retirement obligations	1,490	(1,908)	(2,200)	(615)
	744	(1,908)	(4,429)	3

Total other comprehensive income (loss)	5,347	(6,034)	16,473	(16,360)

Total comprehensive income (loss), net of tax	$19,565	$4,793	$57,641	$(8,491)

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended September 30, 2018 and 2019
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at June 30, 2018	$1,159	$526,332	$534,522	$(75,736)	$—	$(44,980)	$—	$—	$941,297
Net income	—	—	10,827	—	—	—	—	—	10,827
Other comprehensive (loss)	—	—	—	(6,034)	—	—	—	—	(6,034)
Employee Stock Ownership Plan shares committed to be released	—	384	—	—	—	572	—	—	956
Balance at September 30, 2018	$1,159	$526,716	$545,349	$(81,770)	$—	$(44,408)	$—	$—	$947,046

Balance at June 30, 2019	$1,159	$527,650	$587,714	$(61,319)	$(3,867)	$(42,710)	$(1,407)	$689	$1,007,909
Net income	—	—	14,218	—	—	—	—	—	14,218
Other comprehensive income	—	—	—	5,347	—	—	—	—	5,347
Issuance of common stock allocated to restricted stock award grants	14	—	—	—	—	—	—	—	14
Stock based compensation	—	1,630	—	—	—	—	—	—	1,630
Purchase of treasury stock	—	—	—	—	(38,217)	—	—	—	(38,217)
Employee Stock Ownership Plan shares committed to be released	—	308	—	—	—	573	—	—	881
Funding of deferred compensation obligations	—	—	—	—	—	—	(60)	113	53
Balance at September 30, 2019	$1,173	$529,588	$601,932	$(55,972)	$(42,084)	$(42,137)	$(1,467)	$802	$991,835

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Nine Months Ended September 30, 2018 and 2019
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2017	$—	$—	$537,480	$(65,410)	$—	$—	$—	$—	$472,070
Net income	—	—	7,869	—	—	—	—	—	7,869
Other comprehensive (loss)	—	—	—	(16,360)	—	—	—	—	(16,360)
Issuance of common stock to Columbia Bank, MHC	626	—	—	—	—	—	—	—	626
Issuance of common stock in initial public offering	498	491,304	—	—	—	—	—	—	491,802
Issuance of common stock to Columbia Bank Foundation	35	34,732	—	—	—	—	—	—	34,767
Purchase of Employee Stock Ownership Plan shares	—	—	—	—	—	(45,428)	—	—	(45,428)
Employee Stock Ownership Plan shares committed to be released	—	680	—	—	—	1,020	—	—	1,700
Balance at September 30, 2018	$1,159	$526,716	$545,349	$(81,770)	$—	$(44,408)	$—	$—	$947,046

Balance at December 31, 2018	$1,159	$527,037	$560,216	$(71,897)	$—	$(43,835)	$(1,259)	$639	$972,060
Effect of the adoption of Accounting Standards Update ("ASU") 2016-01	—	—	548	(548)	—	—	—	—	—
Balance at January 1, 2019	1,159	527,037	560,764	(72,445)	—	(43,835)	(1,259)	639	972,060
Net income	—	—	41,168	—	—	—	—	—	41,168
Other comprehensive income	—	—	—	16,473	—	—	—	—	16,473
Issuance of common stock allocated to restricted stock award grants	14	—	—	—	—	—	—	—	14
Stock based compensation	—	1,630	—	—	—	—	—	—	1,630
Purchase of treasury stock	—	—	—	—	(42,084)	—	—	—	(42,084)
Employee Stock Ownership Plan shares committed to be released	—	921	—	—	—	1,698	—	—	2,619
Funding of deferred compensation obligations	—	—	—	—	—	—	(208)	163	(45)
Balance at September 30, 2019	$1,173	$529,588	$601,932	$(55,972)	$(42,084)	$(42,137)	$(1,467)	$802	$991,835

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:	(In thousands, unaudited)
Net income	$41,168	$7,869
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees and costs, premiums and discounts	1,055	1,420
Net amortization of premiums and discounts on securities	787	1,017
Net amortization on mortgage servicing rights	(78)	57
Amortization of debt issuance costs	—	890
Depreciation and amortization of office properties and equipment	3,366	2,748
Provision for loan losses	1,705	5,900
Gain on securities transactions	(1,721)	(116)
Change in fair value of equity securities	(189)	—
Gain on sales of loans	(710)	(15)
Loss on real estate owned	1	45
Deferred tax (benefit) expense	(7,160)	6,764
Increase in accrued interest receivable	(529)	(2,679)
Increase in other assets	(44,037)	(13,801)
Increase in accrued expenses and other liabilities	36,367	3,505
Income on bank-owned life insurance	(4,449)	(3,435)
Contribution of common stock to Columbia Bank Foundation	—	34,767
Employee stock ownership plan expense	2,619	1,700
Stock based compensation	1,630	—
Increase in deferred compensation obligations under Rabbi Trust	(45)	—
Net cash provided by operating activities	29,780	46,636
Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	31,811	—
Proceeds from sales of equity securities	926	—
Proceeds from paydowns/maturities/calls of debt securities available for sale	88,504	60,959
Proceeds from paydowns/maturities/calls on debt securities held to maturity	37,968	6,846
Purchases of debt securities available for sale	(143,196)	(361,263)
Purchases of debt securities held to maturity	(65,171)	(31,639)
Purchase of equity securities	(416)	—
Proceeds from sales of loans held-for-sale	94,834	—
Proceeds from sales of loans receivable	10,273	3,695
Purchases of loans receivable	(29,885)	(4,715)
Net increase in loans receivable	(297,434)	(451,223)
Purchase of bank-owned life insurance	—	(30,000)
Proceeds from bank-owned life insurance death benefit	1,015	811
Proceeds from redemptions of Federal Home Loan Bank stock	47,860	51,676
Purchases of Federal Home Loan Bank stock	(45,999)	(63,544)
Additions to office properties and equipment	(15,039)	(8,799)
Proceeds from sales of real estate owned	91	914
Net cash (used in) investing activities	(283,858)	(826,282)
Cash flows from financing activities:
Net increase in deposits	369,449	109,030
Proceeds from long-term borrowings	127,337	168,930
Payments on long-term borrowings	(220,000)	(170,000)
Net increase in short-term borrowings	32,600	258,400
Payments on trust preferred securities	—	(51,547)
Increase in advance payments by borrowers for taxes and insurance	2,513	7,169
Issuance of common stock	14	492,428
Purchase of treasury stock	(42,084)	—
Purchase of employee stock ownership plan shares	—	(45,428)
Net cash provided by financing activities	269,829	768,982

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
	2019	2018
	( In thousands, unaudited)

Net increase (decrease) in cash and cash equivalents	$15,751	$(10,664)

Cash and cash equivalents at beginning of year	42,201	65,498
Cash and cash equivalents at end of period	$57,952	$54,834

Cash paid during the period for:
Interest on deposits and borrowings	$64,892	$45,306
Income tax payments, net of (refunds)	$(4,293)	$13,435

Non-cash investing and financing activities:
Transfer of loans receivable to real estate owned	$—	$251
Transfer of loans receivable to loans held-for-sale	$86,043	$1,860
Securitization of loans	$21,615	$—

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operation for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results of operation that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

2.    Earnings per Share (continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)

Net income	$14,218	$10,827	$41,168	$7,869

Shares:
Weighted average shares outstanding - basic	111,371,754	111,389,951	111,486,179	111,380,218
Effect of dilutive common stock equivalents (1)	—	—	—	—
Weighted average shares outstanding - diluted	111,371,754	111,389,951	111,486,179	111,380,218

Earnings per share:
Basic	$0.13	$0.10	$0.37	$0.07
Diluted	$0.13	$0.10	$0.37	$0.07

(1) During the three and nine months ended September 30, 2019 the average number of stock options which were antidilutive and were not included in the computation of diluted earnings per share totaled approximately 790,000 and 310,000, respectively. There were no stock options outstanding for the three and nine months ended September 30, 2018.

3.    Stock Repurchase Program

On June 11, 2019, the Company announced that its Board of Directors authorized the Company's first stock repurchase program since the completion of its minority public offering in April 2018. This program, which commenced on June 13, 2019, authorizes the purchase of up to 4,000,000 shares, or approximately 3.5%, of the Company's then issued and outstanding common stock. During the three and nine months ended September 30, 2019, the Company purchased 2,478,400 and 2,742,300 shares, respectively, at a cost of approximately $38.2 million, or $15.42 per share, and approximately $42.1 million, or $15.35 per share, respectively. Repurchased shares are held as treasury stock and will be available for general corporate purposes.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

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

The Company adopted this guidance effective January 1, 2019. As a result, $1.9 million of equity securities, as of December 31, 2018, were reclassified from securities available for sale, and presented as a separate line item on the consolidated statements of financial condition. The $548,000 after tax unrealized gain on these securities, at time of adoption, was reclassified from other comprehensive income (loss) to retained earnings, and is reflected in the consolidated statements of changes in stockholders' equity. For financial instruments that are measured at amortized cost, the Company measures fair value utilizing an exit price methodology. See note 12 for additional disclosure regarding the impact of adoption of this ASU on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are in the scope of other standards. The guidance in the ASU was effective for the Company for fiscal years beginning after December 15, 2018. Subsequently, the FASB issued various amendments that were intended to improve and clarify the implementation guidance of ASU No. 2014-09 and had the same effective date as the original guidance. The Company's revenue is primarily comprised of net interest income on interest earning assets and liabilities and non-interest income. The scope of guidance explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. The Company adopted this guidance effective January 1, 2019, after completing an evaluation of the Company's revenue streams and applicable revenue recognition, and concluded that there are no material changes related to the timing or amount of revenue recognition. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, but resulted in additional footnote disclosures, including the disaggregation of certain categories of revenues. See note 15 for additional disclosure regarding the impact of adoption of this ASU on the Company's consolidated financial statements.

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
Notes to Unaudited Consolidated Financial Statements

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

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures, and adding disclosure requirements identified as relevant. Among other changes, the ASU adds disclosure requirements to Topic 715-20 for the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in benefit obligation for the period. The amendments remove disclosure requirements for the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer, and the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for post-retirement health care benefits. ASU 2018-14 is effective for fiscal years beginning after December 15, 2020, including interim reporting periods within that reporting period, with early adoption permitted. The update is to be applied on a retrospective basis. The Company is currently evaluating the effect of ASU 2018-14 on its disclosures in the Company's consolidated financial statements.

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
Notes to Unaudited Consolidated Financial Statements

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

The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity would be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The guidance in the ASU is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted. The Company is currently assessing the impact that the guidance will have on the Company's consolidated financial statements. The Company has formed a working group under the direction of the Chief Financial Officer that is primarily comprised of individuals from various functional areas including finance, credit, risk management, and operations, among others. A detailed implementation plan was developed which includes an assessment of the processes, portfolio segmentation, model development and validation, and system requirements and resources needed. The Company has engaged third-party vendors to assist with model development, data governance and operational controls to support the adoption of this ASU. Furthermore, this ASU will necessitate establishing an allowance for expected credit losses on debt securities. The Company is continuing its evaluation of the guidance including the potential impact on its consolidated financial statements. The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Upon adoption, any impact to the allowance for credit losses- currently the allowance for loan losses- will have an offsetting impact on retained earnings.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

5.    Debt Securities Available for Sale

Debt securities available for sale at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$44,532	$621	$(22)	$45,131
Mortgage-backed securities and collateralized mortgage obligations	981,205	20,742	(504)	1,001,443
Municipal obligations	190	—	—	190
Corporate debt securities	64,495	774	(669)	64,600
Trust preferred securities	5,000	—	(459)	4,541
	$1,095,422	$22,137	$(1,654)	$1,115,905

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$54,821	$53	$(717)	$54,157
Mortgage-backed securities and collateralized mortgage obligations	934,631	2,812	(17,436)	920,007
Municipal obligations	987	—	—	987
Corporate debt securities	54,493	129	(1,155)	53,467
Trust preferred securities	5,000	—	(750)	4,250
	$1,049,932	$2,994	$(20,058)	$1,032,868

The amortized cost and fair value of debt securities available for sale at September 30, 2019, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	September 30, 2019
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$15,098	$15,110
More than one year to five years	40,046	40,467
More than five years to ten years	54,073	54,483
More than ten years	5,000	4,402
	$114,217	$114,462
Mortgage-backed securities and collateralized mortgage obligations	981,205	1,001,443
	$1,095,422	$1,115,905

Mortgage-backed securities and collateralized mortgage obligations totaling $981.2 million at amortized cost, and $1.0 billion at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

5.     Debt Securities Available for Sale (continued)

During the three months ended September 30, 2019, proceeds from the sale of debt securities available for sale totaled $16.1 million, resulting in $1.2 million of gross gains and no gross losses. During the three months ended September 30, 2019, there were no maturities or calls of debt securities available for sale.

During the nine months ended September 30, 2019, proceeds from the sale of debt securities available for sale totaled $31.8 million, resulting in $1.5 million of gross gains and no gross losses. During the nine months ended September 30, 2019, proceeds from one matured debt security available for sale totaled $767,000. There were no calls of debt securities available for sale.

During the three months ended September 30, 2018, proceeds from one called debt security available for sale totaled $1.5 million. No gross gains or losses were recognized on the security called during the quarter. There were no maturities of debt securities available for sale during the quarter.

During the nine months ended September 30, 2018, there were no sales or maturities of debt securities available for sale. During the nine months ended September 30, 2018, proceeds from called debt securities available for sale totaled $11.5 million, resulting in $116,000 in gross gains and no gross losses.

Debt securities available for sale having a carrying value of $203.4 million and $232.7 million, respectively, at September 30, 2019 and December 31, 2018, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at September 30, 2019 and December 31, 2018 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	September 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$14,970	$(22)	$14,970	$(22)
Mortgage-backed securities and collateralized mortgage obligations	70,393	(161)	59,713	(343)	130,106	(504)
Corporate debt securities	4,961	(39)	9,371	(630)	14,332	(669)
Trust preferred securities	—	—	4,541	(459)	4,541	(459)
	$75,354	$(200)	$88,595	$(1,454)	$163,949	$(1,654)

	December 31, 2018
	Less Than 12 Months				12 Months or Longer				Total
	Fair Value	—	Gross Unrealized (Losses)	—	Fair Value	—	Gross Unrealized (Losses)	—	Fair Value	—	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$14,668		$(202)		$29,437		$(515)		$44,105		$(717)
Mortgage-backed securities and collateralized mortgage obligations	176,614		(1,034)		509,397		(16,402)		686,011		(17,436)
Corporate debt securities	26,480		(512)		9,358		(643)		35,838		(1,155)
Trust preferred securities	—		—		4,250		(750)		4,250		(750)
	$217,762		$(1,748)		$552,442		$(18,310)		$770,204		$(20,058)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

5.     Debt Securities Available for Sale (continued)

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at September 30, 2019, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position as of September 30, 2019 totaled 41, compared with 151 at December 31, 2018. All temporarily impaired securities were investment grade as of September 30, 2019 and December 31, 2018.

The Company did not record an other-than-temporary impairment charge on debt securities available for sale during the three and nine months ended September 30, 2019 and 2018.

6.    Debt Securities Held to Maturity

Debt securities held to maturity at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$25,000	$70	$(142)	$24,928
Mortgage-backed securities and collateralized mortgage obligations	264,089	7,342	(34)	271,397
	$289,089	$7,412	$(176)	$296,325

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$23,404	$45	$(208)	$23,241
Mortgage-backed securities and collateralized mortgage obligations	238,739	28	(7,167)	231,600
	$262,143	$73	$(7,375)	$254,841

The amortized cost and fair value of debt securities held to maturity at September 30, 2019, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	September 30, 2019
	Amortized Cost	Fair Value
	(In thousands)

More than five years to ten years	$5,000	$5,002
More than ten years	20,000	19,926
	25,000	24,928
Mortgage-backed securities and collateralized mortgage obligations	264,089	271,397
	$289,089	$296,325

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

6.    Debt Securities Held to Maturity (continued)

Mortgage-backed securities and collateralized mortgage obligations totaling $264.1 million at amortized cost, and $271.4 million at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

During the three months ended September 30, 2019, there were no sales or maturities of debt securities held to maturity. During the three months ended September 30, 2019, proceeds from calls of debt securities held to maturity totaled $23.4 million, resulting in $24,000 of gross gains and no gross losses.

During the nine months ended September 30, 2019, there were no sales or maturities of debt securities held to maturity. During the nine months ended September 30, 2019, proceeds from calls of debt securities held to maturity totaled $28.4 million, resulting in $24,000 of gross gains and no gross losses.

During the three and nine months ended September 30, 2018, there were no sales, calls or maturities of debt securities held for maturity.

Debt securities held to maturity having a carrying value of $180.4 million and $187.0 million, at September 30, 2019 and December 31, 2018, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at September 30, 2019 and December 31, 2018 and if the unrealized loss position was continuous for the twelve months prior to September 30, 2019 and December 31, 2018:

	September 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$9,858	$(142)	$—	$—	$9,858	$(142)
Mortgage-backed securities and collateralized mortgage obligations	5,989	(30)	941	(4)	6,930	(34)
	$15,847	$(172)	$941	$(4)	$16,788	$(176)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$8,197	$(208)	$8,197	$(208)
Mortgage-backed securities and collateralized mortgage obligations	11,265	(69)	213,246	(7,098)	224,511	(7,167)
	$11,265	$(69)	$221,443	$(7,306)	$232,708	$(7,375)

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities held to maturity was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at September 30, 2019, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

6.    Debt Securities Held to Maturity (continued)

The number of securities in an unrealized loss position as of September 30, 2019 totaled 20, compared with 88 at December 31, 2018. All temporarily impaired securities were investment grade as of September 30, 2019 and December 31, 2018.

The Company did not record an other-than-temporary impairment charge on debt securities held to maturity during the three and nine months ended September 30, 2019 and 2018.

7.    Equity Securities at Fair Value

The Company has an equity securities portfolio which consists of investments in other financial institutions and a payment technology company, which is reported at fair value on the Company's consolidated statements of financial condition. The fair value of the equities portfolio at September 30, 2019 and December 31, 2018 was $1.8 million and $1.9 million, respectively.

The Company adopted ASU 2016-01 on January 1, 2019, resulting in a $548,000 after tax cumulative-effect adjustment from other comprehensive income (loss) to retained earnings, as reflected in the consolidated statements of changes in stockholders' equity. The Company recorded the net (decrease)/increase in the fair value of equity securities of $(59,000) and $189,000, during the three and nine months ended September 30, 2019, as a component of non-interest income.

During the three months ended September 30, 2019, proceeds from the sale of one equity security totaled $161,000, resulting in a gross gain of $70,000. During the nine months ended September 30, 2019, proceeds from sales of equity securities totaled $926,000, resulting in $196,000 of gross gains and no gross losses. During the three and nine months ended September 30, 2018, there were no sales of equity securities.
8.     Loans Receivable and Allowance for Loan Losses

Loans receivable at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Real estate loans:
One-to-four family	$1,844,507	$1,830,186
Multifamily and commercial	2,316,922	2,142,154
Construction	268,522	261,473
Commercial business loans	375,412	333,876
Consumer loans:
Home equity loans and advances	362,432	393,492
Other consumer loans	1,681	1,108
Total gross loans	5,169,476	4,962,289
Net deferred loan costs, fees and purchased premiums and discounts	16,621	16,893
Loans receivable	$5,186,097	$4,979,182

The Company had no loans held-for-sale at September 30, 2019, and $8.1 million of one-to-four family real estate loans held-for-sale at December 31, 2018. During the three and nine months ended September 30, 2019, the Company sold one-to-four family real estate loans held-for-sale totaling $49.1 million and $94.1 million, respectively. These sales resulted in gross gains of $382,000 and $710,000, respectively, and no gross losses. No gross gains or losses were recognized on loans held-for-sale during the three and nine months ended September 30, 2018.

During the three and nine months ended September 30, 2019 the Company sold $2.3 million and $4.8 million, respectively of one-to-four family and home equity loans included in loans receivable. No gross gains or losses were recognized on the sale of these loans. For the three and nine months ended September 30, 2019, the Company sold $5.5 million of commercial real estate loans included in loans receivable. No gross gains or losses were recognized on the commercial real estate loans sold during the three and nine months ended September 30, 2019. During both the three and nine months ended September 30, 2018, the Company sold $3.7 million of loans receivable. These sales of one-to-four family real estate loans to a third party resulted in gross gains of $15,000 and no gross losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.     Loans Receivable and Allowance for Loan Losses (continued)

During the three months ended September 30, 2019, there were no loans purchased by the Company. During the nine months ended September 30, 2019, the Company purchased $5.0 million, of one-to-four family real estate loans and $24.9 million of commercial real estate loans from third parties. There were no loans purchased by the Company during the three months ended September 30, 2018. The Company purchased $2.6 million of one-to-four family real estate loans and $2.1 million of commercial real estate loans from third parties during the nine months ended September 30, 2018.

At September 30, 2019 and December 31, 2018, the carrying value of loans serviced by the Company for investors was $538.2 million and $462.7 million, respectively.

The Company periodically enters into Guarantor Swaps with Freddie Mac which results in improved liquidity. During the three months ended September 30, 2019, no loans were securitized. During the nine months ended September 30, 2019, the Company securitized $21.6 million of loans for a Freddie Mac Mortgage Participation Certificate. The Company retained the servicing of these loans. No loans were sold to Freddie Mac in exchange for Freddie Mac Mortgage Participation Certificates during the three and nine months ended September 30, 2018.

The following tables summarize the aging of loans receivable by portfolio segment at September 30, 2019 and December 31, 2018:

	September 30, 2019
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$5,326	$1,958	$1,647	$8,931	$1,835,576	$1,844,507
Multifamily and commercial	439	114	603	1,156	2,315,766	2,316,922
Construction	—	—	—	—	268,522	268,522
Commercial business loans	—	—	1,129	1,129	374,283	375,412
Consumer loans:
Home equity loans and advances	740	537	485	1,762	360,670	362,432
Other consumer loans	—	—	—	—	1,681	1,681
Total loans	$6,505	$2,609	$3,864	$12,978	$5,156,498	$5,169,476

	December 31, 2018
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$8,384	$1,518	$819	$10,721	$1,819,465	$1,830,186
Multifamily and commercial	1,870	1,425	154	3,449	2,138,705	2,142,154
Construction	—	—	—	—	261,473	261,473
Commercial business loans	208	279	911	1,398	332,478	333,876
Consumer loans:
Home equity loans and advances	1,550	173	905	2,628	390,864	393,492
Other consumer loans	—	—	—	—	1,108	1,108
Total loans	$12,012	$3,395	$2,789	$18,196	$4,944,093	$4,962,289

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.     Loans Receivable and Allowance for Loan Losses (continued)

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. Non-accruing loans are returned to accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At September 30, 2019 and December 31, 2018, non-accrual loans totaled $4.3 million and $2.8 million, respectively. Included in non-accrual loans at September 30, 2019, are seven loans totaling $433,000 which are less than 90 days in arrears. At December 31, 2018, no loans less than 90 days in arrears were included in non-accrual loans.

At September 30, 2019 and December 31, 2018, there were no loans past due 90 days or more and still accruing interest.

The following table provides information with respect to our non-accrual loans at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(In thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$1,799	$819
Multifamily and commercial	603	154
Commercial business loans	1,195	911
Consumer loans:
Home equity loans and advances	700	905
Total non-accrual loans	$4,297	$2,789

We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At September 30, 2019, the Company had no real estate owned. At December 31, 2018, we held one single-family property in real estate owned with a carrying value of $92,000 that was acquired through foreclosure on a residential mortgage loan. At September 30, 2019 and December 31, 2018, we had 5 and 14 residential mortgage loans with carrying values of $866,000 and $1.6 million, respectively, collateralized by residential real estate which are in the process of foreclosure.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.     Loans Receivable and Allowance for Loan Losses (continued)

The following tables summarize loans receivable and allowance for loan losses by portfolio segment and impairment method at September 30, 2019 and December 31, 2018:

	September 30, 2019
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$507	$2	$—	$607	$14	$—	$—	$1,130
Collectively evaluated for impairment	15,226	22,967	7,760	13,421	2,117	8	—	61,499
Total	$15,733	$22,969	$7,760	$14,028	$2,131	$8	$—	$62,629

Total loans:
Individually evaluated for impairment	$9,131	$2,624	$—	$7,099	$2,706	$—	$—	$21,560
Collectively evaluated for impairment	1,835,376	2,314,298	268,522	368,313	359,726	1,681	—	5,147,916
Total loans	$1,844,507	$2,316,922	$268,522	$375,412	$362,432	$1,681	$—	$5,169,476

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.     Loans Receivable and Allowance for Loan Losses (continued)

There were no loans modified during the three months ended September 30, 2019 and 2018. The following table presents the number of loans modified as TDRs during the nine months ended September 30, 2019 and 2018, along with their balances immediately prior to the modification date and post-modification. Post-modification recorded investment represents the net book balance immediately following modification.

	For the Nine Months Ended September 30,
	2019			2018
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Pre-modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real estate loans:
One-to-four family	—	$—	$—	4	$462	$462
Commercial business loans	1	4,095	4,095	—	—	—
Consumer loans:
Home equity loans and advances	—	—	—	1	588	588
Total restructured loans	1	$4,095	$4,095	5	$1,050	$1,050

The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2019 and 2018 are as follows:

	For the Three Months Ended September 30,
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Unallocated	Total
	(In thousands)
2019
Balance at beginning of period	$15,610	$22,679	$8,806	$12,718	$2,583	$7	$—	$62,403
Provision charged (credited)	347	290	(1,047)	2,040	(474)	1	—	1,157
Recoveries	4	—	1	8	22	—	—	35
Charge-offs	(228)	—	—	(738)	—	—	—	(966)
Balance at end of period	$15,733	$22,969	$7,760	$14,028	$2,131	$8	$—	$62,629

2018
Balance at beginning of period	$18,549	$22,802	$6,728	$10,920	$2,870	$7	$648	$62,524
Provision charged (credited)	(809)	965	420	1,118	202	1	(397)	1,500
Recoveries	108	—	—	24	17	—	—	149
Charge-offs	(323)	—	—	(197)	(246)	(1)	—	(767)
Balance at end of period	$17,525	$23,767	$7,148	$11,865	$2,843	$7	$251	$63,406

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.     Loans Receivable and Allowance for Loan Losses (continued)

	For the Nine Months Ended September 30,
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Unallocated	Total
	(In thousands)
2019
Balance at beginning of period	$15,232	$23,251	$7,217	$14,176	$2,458	$8	$—	$62,342
Provision charged (credited)	1,215	(282)	541	485	(255)	1	—	1,705
Recoveries	29	—	2	374	29	—	—	434
Charge-offs	(743)	—	—	(1,007)	(101)	(1)	—	(1,852)
Balance at end of period	$15,733	$22,969	$7,760	$14,028	$2,131	$8	$—	$62,629

2018
Balance at beginning of period	$19,991	$19,933	$5,217	$8,275	$4,577	$8	$177	$58,178
Provision charged (credited)	(2,362)	3,962	1,928	3,902	(1,607)	3	74	5,900
Recoveries	280	—	3	111	119	5	—	518
Charge-offs	(384)	(128)	—	(423)	(246)	(9)	—	(1,190)
Balance at end of period	$17,525	$23,767	$7,148	$11,865	$2,843	$7	$251	$63,406

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.     Loans Receivable and Allowance for Loan Losses (continued)

The following tables present loans individually evaluated for impairment by loan segment at September 30, 2019 and December 31, 2018:

	At September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$4,420	$5,565	$—
Multifamily and commercial	1,511	2,212	—
Commercial business loans	2,223	2,411	—
Consumer loans:
Home equity loans and advances	1,632	1,769	—
	9,786	11,957	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	4,711	4,761	507
Multifamily and commercial	1,113	1,113	2
Commercial business loans	4,876	4,876	607
Consumer loans:
Home equity loans and advances	1,074	1,074	14
	11,774	11,824	1,130
Total:
Real estate loans:
One-to-four family	9,131	10,326	507
Multifamily and commercial	2,624	3,325	2
Commercial business loans	7,099	7,287	607
Consumer loans:
Home equity loans and advances	2,706	2,843	14
Total loans	$21,560	$23,781	$1,130

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

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

Specific allocations of the allowance for loan losses attributable to impaired loans totaled $1.1 million and $915,000 at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, impaired loans for which there was no related allowance for loan losses totaled $9.8 million and $11.6 million, respectively.

The recorded investment in TDRs totaled $18.7 million at September 30, 2019, of which there were no loans which had a payment default within the twelve month period ending September 30, 2019. The recorded investment in TDRs totaled $16.0 million at December 31, 2018, of which there no loans which had a payment default within the twelve month period ending December 31, 2018.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.     Loans Receivable and Allowance for Loan Losses (continued)

The following tables present interest income recognized for loans individually evaluated for impairment, by loan segment, for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$8,773	$101	$10,606	$107
Multifamily and commercial	2,637	37	2,717	30
Construction	850	—	—	—
Commercial business loans	7,461	88	3,098	24
Consumer loans:
Home equity loans and advances	2,629	35	3,447	39
Total loans	$22,350	$261	$19,868	$200

	For the Nine Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$9,144	$340	$10,873	$105
Multifamily and commercial	2,667	111	2,961	29
Construction	850	—	—	—
Commercial business loans	5,848	268	3,390	25
Consumer loans:
Home equity loans and advances	2,866	122	3,233	39
Total loans	$21,375	$841	$20,457	$198

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.     Loans Receivable and Allowance for Loan Losses (continued)

The following tables present loans receivable by credit risk indicator and by loan segment:

	At September 30, 2019
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$1,841,273	$2,303,084	$268,522	$351,083	$361,384	$1,681	$5,127,027
Special mention	—	140	—	14,086	—	—	14,226
Substandard	3,234	13,698	—	10,243	1,048	—	28,223
Doubtful	—	—	—	—	—	—	—
Total	$1,844,507	$2,316,922	$268,522	$375,412	$362,432	$1,681	$5,169,476

	December 31, 2018
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$1,826,066	$2,128,680	$261,473	$320,451	$392,092	$1,108	$4,929,870
Special mention	—	—	—	9,074	—	—	9,074
Substandard	4,120	13,474	—	4,351	1,400	—	23,345
Doubtful	—	—	—	—	—	—	—
Total	$1,830,186	$2,142,154	$261,473	$333,876	$393,492	$1,108	$4,962,289

9.     Deposits

Deposits at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)

Non-interest-bearing demand	$771,138	$723,794
Interest-bearing demand	1,421,064	1,219,381
Money market accounts	262,194	259,694
Savings and club deposits	464,089	510,688
Certificates of deposit	1,864,837	1,700,316
Total deposits	$4,783,322	$4,413,873

The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $1.0 billion and $885.3 million as of September 30, 2019 and December 31, 2018, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.     Deposits (continued)

Interest expense on deposits for the three and nine months ended September 30, 2019 and September 30, 2018 totaled $16.1 million and $10.4 million, and $45.0 million and $27.7 million, respectively.

Scheduled maturities of certificates of deposit accounts at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)

One year or less	$1,216,491	$1,107,667
After one year to two years	464,718	326,800
After two years to three years	160,181	230,468
After three years to four years	9,502	24,939
After four years	13,945	10,442
	$1,864,837	$1,700,316

10.    Stock Based Compensation

At the annual meeting held on June 6, 2019, stockholders of the Company approved the Columbia Financial, Inc. 2019 Equity Incentive Plan ("2019 Plan") which provides for the issuance of up to 7,949,996 shares (2,271,427 restricted stock awards and 5,678,569 stock options) of Columbia Financial Inc. common stock.

On July 23, 2019, 1,389,570 shares of restricted stock were awarded, with a grant date fair value of $15.60 per share. To fund the grant of restricted common stock, the Company issued shares from authorized unissued shares. Restricted shares granted under the 2019 Plan vest in equal installments, over the performance or service periods ranging from three to five years, beginning one year from the date of grant. A portion of restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight line basis over the requisite performance or service period. During the three and nine months ended September 30, 2019, approximately $1.0 million in expense was recognized in regard to these awards. There was no restricted stock expense recorded for the three and nine months ended September 30, 2018. The expected future compensation expense related to the 1,389,570 non-vested restricted shares outstanding at September 30, 2019 is approximately $20.6 million over a weighted average period of 4.0 years.

The following is a summary of the Company's restricted stock activity during the nine months ended September 30, 2019:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Outstanding, January 1, 2019	—	$—
Granted	1,389,570	15.60
Outstanding, September 30, 2019	1,389,570	$15.60

On July 23, 2019, options to purchase 3,707,901 shares of Company common stock were awarded, with a grant date fair value of $4.25 per option. Stock options granted under the 2019 Plan vest in equal installments over the service period of five years beginning one year from the date of grant. Stock options were granted at an exercise price of $15.60, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years.

The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 6.5 years, risk-free rate of return of 1.90%, volatility of 22.12%, and a dividend yield of 0.00%.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

10.    Stock Based Compensation (continued)

The expected life of the options represents the period of time that stock options are expected to be outstanding and is estimated using the simplified approach, which assumes that all outstanding options will be exercised at the midpoint of the vesting date and full contractual term. The risk-free rate of return is based on the rates on the grant date of a U.S. Treasury Note with a term equal to the expected option life. Since the Company recently converted to a public Company and does not have sufficient historical price data, the expected volatility is based on the historical daily stock prices of a peer group of similar entities based on factors such as industry, stage of life cycle, size and financial leverage. The Company has not paid any cash dividends on its common stock.

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the three and nine months ended September 30, 2019, approximately $601,000 in expense was recognized in regard to these awards. There was no stock option expense recorded for the three and nine months ended September 30, 2018. The expected future compensation expense related to the 3,707,901 non-vested options outstanding at September 30, 2019 is $15.2 million over a weighted average period of 4.8 years.

The following is a summary of the Company's option activity during the nine months ended September 30, 2019:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2019	—	$—	—	$—
Granted	3,707,901	$15.6	9.8	$704,501
Outstanding, September 30, 2019	3,707,901	$15.6	9.8	$704,501
Options exercisable at September 30, 2019	—	$—	—	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

11.    Components of Net Periodic Benefit Cost

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

11.    Components of Net Periodic Benefit Cost (continued)

Net periodic benefit (income) cost for Pension Plan, RIM Plan, Post-retirement Plan and split-dollar life insurance arrangement plan benefits for the three and nine months ended September 30, 2019 and 2018, includes the following components:

	For the Three Months Ended September 30,
	Pension Plan		RIM Plan		Post-retirement Plans
	2019	2018	2019	2018	2019	2018	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$1,746	$1,780	$53	$61	$172	$93	Compensation and employee benefits
Interest cost	2,090	2,129	116	111	321	205	Other non-interest expense
Expected return on plan assets	(5,802)	(4,815)	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	14	(34)	Other non-interest expense
Net loss	770	707	61	103	99	69	Other non-interest expense
Net periodic (income) benefit cost	$(1,196)	$(199)	$230	$275	$606	$333

	For the Nine Months Ended September 30,
	Pension Plan		RIM Plan		Post-retirement Plans
	2019	2018	2019	2018	2019	2018
	(In thousands)

Service cost	$4,748	$5,340	$159	$183	$516	$279	Compensation and employee benefits
Interest cost	6,478	6,387	348	333	963	615	Other non-interest expense
Expected return on plan assets	(15,256)	(14,445)	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	42	(102)	Other non-interest expense
Net loss	2,300	2,121	183	309	297	207	Other non-interest expense
Net periodic (income) benefit cost	$(1,730)	$(597)	$690	$825	$1,818	$999

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

11.    Components of Net Periodic Benefit Cost (continued)

The following table summarizes the impact of retrospective application to the consolidated statements of income for the three and nine months ended September 30, 2018:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2018
	(In thousands)
Compensation and employee benefits:
As previously reported	$16,654	$49,929
As reported under new guidance	18,179	54,503

Other non-interest expense:
As previously reported	$3,304	$9,599
As reported under new guidance	1,779	5,024

During the nine months ended September 30, 2019, the Bank contributed $35.0 million which increased the funded status of the Plan to meet the approximate maximum tax deductible contribution limit. The net periodic cost (income) for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2019 were calculated using the the most recent available benefit valuations.

12.    Fair Value Measurements

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

12.    Fair Value Measurements (continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis as of September 30, 2019 and December 31, 2018.

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

Derivatives

The Company records all derivatives included in other assets and liabilities on the consolidated statements of financial condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. See note 14 for disclosures related to the accounting treatment for derivatives.

The fair value of the Company's derivatives is determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of September 30, 2019 and December 31, 2018, by level within the fair value hierarchy:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

12.    Fair Value Measurements (continued)

	September 30, 2019
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$45,131	$45,131	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	1,001,443	—	1,001,443	—
Municipal obligations	190	—	190	—
Corporate debt securities	64,600	—	64,600	—
Trust preferred securities	4,541	—	4,541	—
Total debt securities available for sale	1,115,905	45,131	1,070,774	—
Equity securities	1,765	1,765	—	—
Derivative assets	8,740	—	8,740	—
	$1,126,410	$46,896	$1,079,514	$—

Derivative liabilities	$22,676	$—	$22,676	$—

	December 31, 2018
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$54,157	$54,157	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	920,007	—	920,007	—
Municipal obligations	987	—	987	—
Corporate debt securities	53,467	—	53,467	—
Trust preferred securities	4,250	—	4,250	—
Total debt securities available for sale	1,032,868	54,157	978,711	—
Equity securities	1,890	1,890	—
Derivative assets	1,342	—	1,342	—
	$1,036,100	$56,047	$980,053	$—

Derivative liabilities	$3,944	$—	$3,944	$—

There were no transfers between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2019 and September 30, 2018.

There were no Level 3 assets measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

12.    Fair Value Measurements (continued)

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of September 30, 2019 and December 31, 2018.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair values as of September 30, 2019 and December 31, 2018, by level within the fair value hierarchy:

	September 30, 2019
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Mortgage servicing rights	$582	$—	$—	$582
	$582	$—	$—	$582

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

12.    Fair Value Measurements (continued)

	December 31, 2018
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$125	$—	$—	$125
Real estate owned	92	—	—	92
Mortgage servicing rights	442	—	—	442
	$659	$—	$—	$659

At September 30, 2019, there were no impaired loans or real estate owned assets measured at fair value on a non-recurring basis.

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(In thousands)

Mortgage servicing rights	$582	Estimated cash flow	Prepayment speeds	5.8% - 21.4%	13.0%

	December 31, 2018
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(In thousands)

Impaired loans	$125	Appraised value(2)	Discount for cost to sell(3)	6.0%	6.0%
Real estate owned	92	Contract sales price(1)	Discount for cost to sell(3)	6.0%	6.0%
Mortgage servicing rights	442	Estimated cash flow	Prepayment speeds	3.3% - 26.8%	12.0%

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
Notes to Unaudited Consolidated Financial Statements

12.    Fair Value Measurements (continued)

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

The fair value of performing loans was estimated using a combination of techniques, including a discounted cash flow model that utilizes a discount rate that reflects the Company's current pricing for loans with similar characteristics and remaining maturity, adjusted by an amount for estimated credit losses inherent in the portfolio at the balance sheet date. The rates take into account the expected yield curve, as well as an adjustment for prepayment risk, when applicable. The Company classifies the estimated fair value of its loan portfolio as Level 3.

The fair value for significant non-performing loans was based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows. The Company classifies the estimated fair value of its non-performing loan portfolio as Level 3.

In accordance with the prospective adoption of ASU 2016-01, the fair value of loans was measured using the exit price method as of September 30, 2019. The fair value of loans was measured using the entry price notion as of December 31, 2018.

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
Notes to Unaudited Consolidated Financial Statements

12.    Fair Value Measurements (continued)

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of September 30, 2019 and December 31, 2018:

	September 30, 2019
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$57,952	$57,952	$57,952	$—	$—
Debt securities available for sale	1,115,905	1,115,905	45,131	1,070,774	—
Debt securities held to maturity	289,089	296,325	24,928	271,397	—
Equity securities	1,765	1,765	1,765	—	—
Federal Home Loan Bank stock	57,077	57,077	—	57,077	—
Loans held-for-sale	—	—	—	—	—
Loans receivable, net	5,123,468	5,219,669	—	—	5,219,669
Derivative assets	8,740	8,740	—	8,740	—

Financial liabilities:		—
Deposits	$4,783,322	$4,789,970	$—	$4,789,970	$—
Borrowings	1,129,117	1,133,344	—	1,133,344	—
Derivative liabilities	22,676	22,676	—	22,676	—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

12.    Fair Value Measurements (continued)

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

13.    Other Comprehensive Income (Loss)

The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	2019			2018
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gains (losses) on debt securities available for sale:	$6,186	$(1,271)	$4,915	$(5,992)	$634	$(5,358)
Accretion of unrealized gain on debt securities reclassified as held to maturity	2	—	2	1	(12)	(11)
Reclassification adjustment for gains included in net income	1,256	(291)	965	—	3	3
	7,444	(1,562)	5,882	(5,991)	625	(5,366)
Derivatives:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(1,619)	340	(1,279)	1,554	(314)	1,240
	(1,619)	340	(1,279)	1,554	(314)	1,240

Employee benefit plans:
Amortization of prior service cost included in net income	(14)	3	(11)	—	—	—
Reclassification adjustment of actuarial net (loss) included in net income	(930)	195	(735)	—	—	—
Change in funded status of retirement obligations	1,887	(397)	1,490	—	(1,908)	(1,908)
	943	(199)	744	—	(1,908)	(1,908)
Total other comprehensive income (loss)	$6,768	$(1,421)	$5,347	$(4,437)	$(1,597)	$(6,034)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

13.    Other Comprehensive Income (Loss) (continued)

	For the Nine Months Ended September 30,
	2019			2018
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gains (losses) on debt securities available for sale:	$35,781	$(7,479)	$28,302	$(23,253)	$5,067	$(18,186)
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	13	(3)	10	(18)	5	(13)
Reclassification adjustment for gains included in net income	1,721	(396)	1,325	116	(26)	90
	37,515	(7,878)	29,637	(23,155)	5,046	(18,109)
Derivatives:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(11,059)	2,324	(8,735)	2,232	(486)	1,746
	(11,059)	2,324	(8,735)	2,232	(486)	1,746

Employee benefit plans:
Amortization of prior service cost included in net income	(42)	9	(33)	125	(27)	98
Reclassification adjustment of actuarial net (loss) gain included in net income	(2,779)	583	(2,196)	664	(144)	520
Change in funded status of retirement obligations	(2,785)	585	(2,200)	(789)	174	(615)
	(5,606)	1,177	(4,429)	—	3	3
Total other comprehensive income (loss)	$20,850	$(4,377)	$16,473	$(20,923)	$4,563	$(16,360)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

13.    Other Comprehensive Income (Loss) (continued)

The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	2019				2018
	Unrealized Gains on Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) on Securities Available for Sale	Unrealized Gains on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$9,981	$(9,462)	$(61,838)	$(61,319)	$(20,086)	$730	$(56,380)	$(75,736)
Current period changes in other comprehensive income (loss)	5,882	(1,279)	744	5,347	(5,366)	1,240	(1,908)	(6,034)
Total other comprehensive income (loss)	$15,863	$(10,741)	$(61,094)	$(55,972)	$(25,452)	$1,970	$(58,288)	$(81,770)

	For the Nine Months Ended September 30,
	2019				2018
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized (Losses) Gains on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) on Securities Available for Sale	Unrealized Gains on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(13,226)	$(2,006)	$(56,665)	$(71,897)	$(7,343)	$224	$(58,291)	$(65,410)
Effect of the adoption of ASU 2016-01	(548)	—	—	(548)	—	—	—	—
Balance at January 1, 2019	(13,774)	(2,006)	(56,665)	(72,445)	(7,343)	224	(58,291)	(65,410)
Current period changes in other comprehensive income (loss)	29,637	(8,735)	(4,429)	16,473	(18,109)	1,746	3	(16,360)
Total other comprehensive income (loss)	$15,863	$(10,741)	$(61,094)	$(55,972)	$(25,452)	$1,970	$(58,288)	$(81,770)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

13.    Other Comprehensive Income (Loss) (continued)

The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of income and the affected line item in the statement where net income is presented for the three and nine months ended September 30, 2019 and 2018:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Three Months Ended September 30,		Affected Line Items in the Consolidated Statements of Income
	2019	2018
	(In thousands)

Reclassification adjustment for gains included in net income	$1,256	$—	Gains on securities transactions
Reclassification adjustment of actuarial net (loss) included in net income	(930)	—	Other non-interest expense
Total before tax	326	—
Income (tax) benefit	(96)	3
Net of tax	$230	$3

	Accumulated Other Comprehensive Income (Loss) Components
	For the Nine Months Ended September 30,		Affected Line Items in the Consolidated Statements of Income
	2019	2018
	(In thousands)

Reclassification adjustment for gains included in net income	$1,721	$116	Gains on securities transactions
Reclassification adjustment of actuarial net gain included in net income	(2,779)	664	Other non-interest expense
Total before tax	(1,058)	780
Income (tax) benefit	187	(170)
Net of tax	$(871)	$610

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.     Derivatives and Hedging Activities

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

Currency Forward Contracts. At September 30, 2019 and December 31, 2018, the Company had no currency forward contracts in place with commercial banking customers.

Interest Rate Swaps. At September 30, 2019, the Company had interest rate swaps in place with 15 commercial banking customers executed by offsetting interest rate swaps with third parties, with an aggregated notional amount of $135.8 million. At December 31, 2018, the Company had interest rate swaps in place with three commercial banking customers executed by offsetting interest rate swaps with third parties, with an aggregated notional amount of $36.6 million. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

At September 30, 2019 and December 31, 2018, the Company had 29 and 24 interest rate swaps with notional amounts of $410.0 million and $320.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the hedge accounting requirements.

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For the three and nine months ended September 30, 2019 and 2018, the Company did not record any hedge ineffectiveness associated with these contracts.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.     Derivatives and Hedging Activities (continued)

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$8,740	Other Liabilities	$22,676
Total derivative instruments		$8,740		$22,676

	December 31, 2018
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$1,342	Other Liabilities	$3,944
Total derivative instruments		$1,342		$3,944

For the three and nine months ended September 30, 2019, losses of $75,000 and $288,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties. For the three and nine months ended September 30, 2018, $14,000 of losses were recorded for changes in fair value of interest rate swaps with third parties.

At September 30, 2019 and December 31, 2018, accrued interest was $210,000 and $65,000, respectively.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

At September 30, 2019, the termination value of derivatives in a net liability position, which includes accrued interest, was $13.9 million. The Company has collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $22.4 million against its obligations under these agreements.

15.     Revenue Recognition

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

15.     Revenue Recognition (continued)

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$1,106	$1,000	$3,116	$2,920
Title insurance fees	1,350	1,189	3,490	3,218
Other non-interest income	1,189	1,144	3,467	3,418
Total in-scope non-interest income	3,645	3,333	10,073	9,556
Total out-of-scope non-interest income	6,470	1,957	12,855	5,724
Total non-interest income	$10,115	$5,290	$22,928	$15,280

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

16.    Acquisition of Stewardship Financial Corporation

On November 1, 2019, the Company completed its previously announced acquisition of Stewardship Financial Corporation (“Stewardship”), pursuant to the Agreement and Plan of Merger, dated as of June 6, 2019 (the “Merger Agreement”), by and between the Company, Broadway Acquisition Corp., a wholly owned subsidiary of the Company (“Merger Sub”), and Stewardship.

     Under the terms of the Merger Agreement, Merger Sub merged (the “First-Step Merger”) with and into Stewardship, with Stewardship as the surviving entity, and immediately following the effective time of the First-Step Merger, Stewardship merged with and into the Company, with the Company as the surviving entity (together with the First-Step Merger, the “Merger”). Immediately following

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

16.    Acquisition of Stewardship Financial Corporation (continued)

the consummation of the Merger, Atlantic Stewardship Bank, a wholly owned subsidiary of Stewardship, merged with and into Columbia Bank, a wholly owned subsidiary of Columbia, with Columbia Bank as the surviving bank.

Under the terms of the Merger Agreement, at the effective time of the merger, each outstanding share of Stewardship common stock was converted into the right to receive $15.75 in cash.

Merger-related expenses which are recorded in the consolidated statements of income and include costs relating to the Company's acquisition of Stewardship, represent one-time costs associated with acquisition activities and do not represent ongoing costs of the fully integrated combined organization. Accounting guidance requires that acquisition-related transactional and restructuring costs incurred by the Company be charged to expense as incurred.

Based on the closing date of November 1, 2019, the Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q do not reflect the changes attributable to the Company's acquisition of Stewardship.

17.    Subsequent Events

The Company has evaluated events subsequent to September 30, 2019 and through the financial statement issuance date of November 12, 2019. See Note 16 regarding the Company's acquisition of Stewardship on November 1, 2019. Other than as disclosed, the Company has not identified any material subsequent events that would require adjustment or disclosure in the consolidated financial statements.

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total assets increased $378.6 million, or 5.7%, to $7.1 billion at September 30, 2019 from $6.7 billion at December 31, 2018. The increase in total assets was primarily attributable to increases in debt securities available for sale of $83.0 million, debt securities held to maturity of $26.9 million, loans receivable, net of $206.6 million, and other assets of $40.7 million.

Debt securities available for sale increased $83.0 million, or 8.0%, to $1.1 billion at September 30, 2019 from $1.0 billion at December 31, 2018. The increase was mainly attributable to purchases of $143.2 million in U.S. agency obligations, mortgage-backed securities and corporate and municipal bonds, partially offset by maturities of $797,000 in municipal securities, repayments of $87.7 million in mortgage-backed securities, and sales of $31.8 million in U.S. government obligations and mortgage-backed securities. The gross unrealized gain on debt securities available for sale increased by $37.5 million during the period, due to current market conditions.

Debt securities held to maturity increased $26.9 million, or 10.3%, to $289.1 million at September 30, 2019 from $262.1 million at December 31, 2018. The increase was mainly attributable to purchases of $65.2 million in U.S. agency obligations, mortgage-backed securities and corporate bonds, partially offset by calls of $28.4 million in U.S. agency obligations, and repayments of $9.5 million in mortgage-backed securities.

Loans receivable, net, increased $206.6 million, or 4.2%, to $5.1 billion at September 30, 2019 from $4.9 billion at December 31, 2018. The increase was mainly attributable to increases in one-to-four family real estate, multifamily and commercial real estate and commercial business loans of $14.3 million, $174.8 million, and $41.5 million, respectively, partially offset by a decrease in home equity loans and advances of $31.1 million. There has been steady growth in most segments of the loan portfolio due to favorable pricing, even though competition for loans has remained intense.

Office properties and equipment, net, increased $11.7 million, or 22.4%, to $63.7 million at September 30, 2019 from $52.1 million at December 31, 2018. The increase is related to the renovation costs of premises and the upgrade of equipment at the executive and loan offices, and the costs related to newly opened branches.

Other assets increased $40.7 million, or 38.0%, to $147.8 million at September 30, 2019 from $107.0 million at December 31, 2018. The increase was primarily attributable to a $35.0 million contribution which increased the funded status of the Company's pension plan in June 2019.

Total liabilities increased $358.9 million, or 6.3%, to $6.1 billion at September 30, 2019 from $5.7 billion at December 31, 2018. The increase was primarily attributable to an increase in total deposits of $369.4 million, or 8.4%, coupled with an increase in accrued expense and other liabilities of $47.0 million, or 55.6%, partially offset by a decrease of $60.1 million, or 5.1%, in borrowings. The increase in total deposits consisted of increases in the balances of interest-bearing and non-interest-bearing demand accounts, as well as, certificates of deposit. The Bank's high yield checking account program experienced significant growth during the period, along with non-interest-bearing commercial demand accounts which were primarily obtained from existing commercial loan customers. Certificates of deposit balances also increased as the Bank continued to offer competitive rates on these products. The increase in accrued expenses

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and other liabilities consisted of increases in investment purchases pending settlement and swap liabilities. The decrease in borrowings was attributable to maturing long-term borrowings of $220.0 million, partially offset by proceeds from new long-term borrowings of $127.3 million, and an increase of $32.6 million in short-term borrowings.

Total stockholders’ equity increased $19.8 million, or 2.0%, to $991.8 million at September 30, 2019 from $972.1 million at December 31, 2018. The net increase was primarily attributable to net income of $41.2 million, coupled with improved fair market values on debt securities within our available for sale portfolio, partially offset by the repurchase of approximately 2,742,000 shares of common stock for approximately $42.1 million, through September 30, 2019, under our stock repurchase program.

Comparison of Results of Operations for the Quarter Ended September 30, 2019 and September 30, 2018

Net income of $14.2 million was recorded for the quarter ended September 30, 2019, an increase of $3.4 million, or 31.3%, compared to net income of $10.8 million for the quarter ended September 30, 2018. The increase in net income was primarily attributable to a $1.1 million increase in net interest income, a $4.8 million increase in non-interest income, and a $1.6 million decrease in income tax expense, which was partially offset by a $4.5 million increase in non-interest expense.

Net interest income was $41.7 million for the quarter ended September 30, 2019, an increase of $1.1 million, or 2.8%, from $40.6 million for the quarter ended September 30, 2018. The increase in net interest income was attributable to a $6.7 million increase in interest income which was partially offset by a $5.6 million increase in interest expense. The increase in interest income for the quarter ended September 30, 2019 was largely due to increases in the average balances and yields on loans, securities and other interest-earning assets. The increase in interest expense for the quarter ended September 30, 2019 was largely due to increases in both the average balances and yields on deposits and Federal Home Loan Bank borrowings.

The average yield on loans for the quarter ended September 30, 2019 increased 15 basis points to 4.16%, as compared to 4.01% for the quarter ended September 30, 2018, while the average yield on securities for the quarter ended September 30, 2019 increased 4 basis points to 2.79%, as compared to 2.75% for the quarter ended September 30, 2018. Increases in yields on loans for the quarter ended September 30, 2019 reflect more significant increases in balances of higher yielding multifamily and commercial loans. Interest income on loans for the quarter ended September 30, 2019 included $758,000 in prepayment fee income on construction, multifamily and commercial loans as compared to $13,000 for the quarter ended September 30, 2018, as prepayment levels increased during the 2019 period. The average yield on other interest-earning assets for the quarter ended September 30, 2019 increased 165 basis points to 6.10%, as compared to 4.45% for the quarter ended September 30, 2018. This was mainly a result of the 2019 average balance of other interest-earning assets including a higher average balance of Federal Home Loan Bank stock which yielded a higher rate than other interest-earning assets.

Total interest expense was $22.7 million for the quarter ended September 30, 2019, an increase of $5.6 million, or 32.8%, from $17.1 million for the quarter ended September 30, 2018. The increase in interest expense was primarily attributable to a $155.1 million increase in the average balance of interest-bearing demand accounts and a $309.5 million increase in the average balance of certificates of deposits, partially offset by a decrease of $54.0 million in the average balance of savings and club accounts, coupled with a 44 basis point increase in the average cost of interest-bearing deposits. The increase in the cost of deposits was primarily driven by higher market rates and a shift in the mix from non-maturity deposits to higher costing certificates of deposit. The increase in interest on borrowings was attributable to a $70.4 million increase in the average balance of Federal Home Loan Bank advances coupled with a 24 basis point increase in the cost of these borrowings.

The Company's net interest margin for the quarter ended September 30, 2019 decreased 13 basis points to 2.52%, when compared to 2.65% for the quarter ended September 30, 2018. The weighted average yield on interest-earning assets increased 13 basis points to 3.89% for the quarter ended September 30, 2019 as compared to 3.76% for the quarter ended September 30, 2018. The average cost of interest-bearing liabilities increased 30 basis points to 1.77% for the quarter ended September 30, 2019 as compared to 1.47% for the quarter ended September 30, 2018. Increases in yields and costs for the quarter ended September 30, 2019 were largely driven by competitive pricing pressures in a higher market interest rate environment.

The provision for loan losses was $1.2 million for the quarter ended September 30, 2019, a decrease of $343,000, or 22.9%, from $1.5 million for the quarter ended September 30, 2018. The decrease was primarily driven by a decrease in historical loss factors, partially offset by the level of growth in the loan portfolio. Net charge offs increased to $931,000 for the quarter ended September 30, 2019, as compared to $618,000 for the quarter ended September 30, 2018.

Non-interest income was $10.1 million for the quarter ended September 30, 2019, an increase of $4.8 million, or 91.2%, from $5.3 million for the quarter ended September 30, 2018. The increase was primarily attributable to an increase in income from loan fees and service charges of $2.4 million, which represented an increase in income from customer swap transactions, and gains on the sale of

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

securities and loans of $1.3 million and $382,000, respectively. There were no realized gains on the sale of securities or loans for the quarter ended September 30, 2018. In addition, there was an increase of $475,000 in income from bank-owned life insurance which included income related to a death benefit of $461,000 during the 2019 period.

Non-interest expense was $31.1 million for the quarter ended September 30, 2019, an increase of $4.5 million, or 16.8%, from $26.6 million for the quarter ended September 30, 2018. This increase was attributable to an increase in compensation and employee benefits of $3.2 million, an increase in professional fees of $574,000, an increase in other non-interest expense of $438,000, and merger-related expenses of $740,000 recorded in the quarter ended September 30, 2019, partially offset by a $463,000 decrease in federal deposit insurance premiums. The higher compensation and employee benefits expense was primarily attributable to $1.6 million in expense recorded related to grants made under the Company's 2019 Equity Incentive Plan that was approved in June 2019, coupled with the cost of new hires. The increase in professional fees was the result of higher legal, accounting and consulting fees commensurate with being a public company. The increase in other non-interest expense was due to an increase of $372,000 in miscellaneous expense mainly attributable to the payment of $338,000 in state Franchise tax fees, which increased due to the issuance of stock related to the minority stock offering, along with increases in various other miscellaneous expenses. These increases were partially offset by an increase of $806,000 in the credit associated with pension benefit costs, resulting from a new pension accounting standard, effective January 1, 2019, which requires that other components of net periodic benefit costs be reported separately from the service cost as a component of non-interest expense in the statements of income. Merger-related expenses included expenses related to the Company's acquisition of Stewardship Financial Corporation ("Stewardship"), which was completed on November 1, 2019. The federal deposit insurance premium expense decreased during the quarter ended September 30, 2019, as the Federal Deposit Insurance Corporation's reserve rates exceeded a limit at which a small bank assessment credit was applied against premiums due.

Income tax expense was $5.4 million for the quarter ended September 30, 2019, a decrease of $1.6 million, as compared to $7.0 million for the quarter ended September 30, 2018. The Company's effective tax rate was 27.5% and 39.1% for the quarters ended September 30, 2019 and 2018, respectively. The 2019 income tax expense and resulting decrease in the effective tax rate was primarily driven by maximizing the tax benefits related to the real estate investment trust subsidiary of the Bank, coupled with other previously implemented tax strategies.

Results of Operations for the Nine Months Ended September 30, 2019 and September 30, 2018

Net income of $41.2 million was recorded for the nine months ended September 30, 2019, an increase of $33.3 million, compared to net income of $7.9 million for the nine months ended September 30, 2018. The increase in net income was primarily attributable to a $4.3 million increase in net interest income, a $4.2 million decrease in the provision for loan losses, a $7.6 million increase in non-interest income, and a $21.9 million decrease in non-interest expense, partially offset by a $4.7 million increase in income tax expense. The decrease in non-interest expense for the nine months ended September 30, 2019 was attributable to a $34.8 million one-time contribution to the Columbia Bank Foundation.

Net interest income was $124.9 million for the nine months ended September 30, 2019, an increase of $4.3 million, or 3.5%, from $120.7 million for the nine months ended September 30, 2018. The increase in net interest income was attributable to a $25.5 million increase in interest income, which was partially offset by a $21.3 million increase in interest expense. The increase in interest income for the period was largely due to increases in both the average balances and yields on loans and securities, coupled with an increase in the yield on other interest-earning assets.

The average yield on loans for the nine months ended September 30, 2019 increased 19 basis points to 4.18%, as compared to 3.99% for the nine months ended September 30, 2018, while the average yield on securities for the nine months ended September 30, 2019 increased 14 basis points to 2.87%, as compared to 2.73% for the nine months ended September 30, 2018. Increases in yields on loans for the nine months ended September 30, 2019 reflect more significant increases in balances of higher yielding multifamily and commercial loans. Interest income on loans for the nine months ended September 30, 2019 included $1.6 million in prepayment fees on construction, multifamily and commercial loans as compared to $108,000 for the nine months ended September 30, 2018. The average yield on other interest-earning assets for the nine months ended September 30, 2019 increased 317 basis points to 6.30%, as compared to 3.13% for the nine months ended September 30, 2018. This was driven by the 2019 average balance of other interest-earning assets including higher yielding Federal Home Loan Bank stock, while the 2018 average balance of other interest-earning assets included higher cash deposits related to the subscriptions for the Company's minority stock offering which yielded a lower rate of interest.

Total interest expense was $65.1 million for the nine months ended September 30, 2019, an increase of $21.3 million, or 48.5%, from $43.8 million for the nine months ended September 30, 2018. The increase in interest expense was primarily attributable to a $336.6 million increase in the average balance of certificates of deposit, partially offset by decreases of $7.3 million in the average balance of interest-bearing demand accounts, $48.3 million in the average balance of money market accounts and $179.5 million in the average balance of savings and club accounts, coupled with a 56 basis point increase in the cost of interest-bearing deposits. The decrease in the

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

average balance of savings and club accounts was primarily attributable to subscription funds from the minority stock offering in 2018. The increase in the cost of deposits was driven by higher market rates and a shift in the mix from core deposits to higher costing certificates of deposit. The increase in interest on borrowings was attributable to a $253.9 million increase in the average balance of Federal Home Loan Bank advances coupled with a 45 basis point increase in the cost of these borrowings.

The Company's net interest margin for the nine months ended September 30, 2019 decreased 15 basis points to 2.58%, when compared to 2.73% for the nine months ended September 30, 2018. The weighted average yield on interest-earning assets increased 20 basis points to 3.93% for the nine months ended September 30, 2019 as compared to 3.73% for the nine months ended September 30, 2018. The average cost of interest-bearing liabilities increased 49 basis points to 1.74% for the nine months ended September 30, 2019 as compared to 1.25% for the nine months ended September 30, 2018. Increases in yields and costs for the nine months ended September 30, 2019 were largely driven by competitive pricing pressures in a higher market interest rate environment.

The provision for loan losses was $1.7 million for the nine months ended September 30, 2019, a decrease of $4.2 million, or 71.1%, from $5.9 million for the nine months ended September 30, 2018. The decrease was primarily driven by a decrease in historical loss factors, partially offset by the level of growth in the loan portfolio. Net charge offs increased to $1.4 million for the nine months ended September 30, 2019, as compared to $672,000 for the nine months ended September 30, 2018.

Non-interest income was $22.9 million for the nine months ended September 30, 2019, an increase of $7.6 million, or 50.1%, from $15.3 million for the nine months ended September 30, 2018. The increase was primarily attributable to an increase in income from loan fees and service charges of $3.8 million, which included an increase in income from customer swap transactions of $3.7 million, and increases in gains on the sale of securities and loans of $1.6 million and $695,000, respectively. In addition, there was an increase of $584,000 in income from bank-owned life insurance which included income related to a death benefit of $461,000 during the 2019 period.

Non-interest expense was $92.5 million for the nine months ended September 30, 2019, a decrease of $21.9 million, or 19.2%, from $114.4 million for the nine months ended September 30, 2018. The decrease was primarily attributable to a decrease of $34.8 million in charitable contributions which was made during the 2018 period as previously noted. Excluding the impact of this one-time contribution in 2018, non-interest expense increased $12.9 million, or 16.2%, for the nine months ended September 30, 2019. This increase was attributable to an increase in compensation and employee benefits of $6.8 million, an increase in professional fees of $1.4 million, an increase in other non-interest expense of $3.5 million, and merger-related expenses of $1.2 million recorded in the 2019 period, partially offset by a $477,000 decrease in federal deposit insurance premiums. The higher compensation and employee benefits expense was primarily attributable to $1.6 million in expense recorded related to grants made under the Company's 2019 Equity Incentive Plan that was approved in June 2019, coupled with the cost of new hires. The increase in professional fees was the result of higher legal, accounting and consulting fees commensurate with being a public company. The increase in other non-interest expense was mainly due to $1.2 million in software amortization and related expenses recognized during the period, along with the payment of $338,000 in state Franchise tax fees noted above. Merger-related expenses included expenses related to the Company's acquisition of Stewardship, which was completed on November 1, 2019. The federal deposit insurance premium expense decreased during the nine months ended September 30, 2019, due to a reduction in our deposit insurance assessment as a result of the utilization of credits.

Income tax expense was $12.5 million for the nine months ended September 30, 2019, an increase of $4.7 million, from $7.8 million for the nine months ended September 30, 2018. The Company's effective tax rate was 23.3% and 49.8% for the nine months ended September 30, 2019 and 2018, respectively. The 2018 income tax expense and resulting effective tax rate was impacted by the net loss resulting from the one-time charitable contribution. The 2019 income tax expense and resulting decrease in the effective tax rate was primarily driven by maximizing the tax benefits related to the real estate investment trust subsidiary of the Bank, coupled with other previously implemented tax strategies.

Asset Quality

The Company's total non-performing loans at September 30, 2019 totaled $4.3 million, or 0.08% of total gross loans, as compared to $2.8 million, or 0.06% of total gross loans, at December 31, 2018. The $1.5 million increase in non-performing loans was mainly attributable to increases of $980,000 in one-to-four family real estate loans and $449,000 in multifamily and commercial real estate loans. The increase in one-to-four family real estate loans was the result of an increase in the number of loans from 6 non-performing loans at December 31, 2018 to 13 non-performing loans at September 30, 2019, while the multifamily and commercial real estate non-performing balance at September 30, 2019 consisted of six loans related to the same borrower. The Company had no real estate owned at September 30, 2019 compared to one property owned, with a carrying value of $92,000, at December 31, 2018. Non-performing assets as a percentage of total assets totaled 0.06% at September 30, 2019 as compared to 0.04% at December 31, 2018.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's allowance for loan losses was $62.6 million, or 1.21% of total loans at September 30, 2019, compared to $62.3 million, or 1.26% of total loans, at December 31, 2018.

Critical Accounting Policies

The Company considers certain accounting policies to be critically important to the fair presentation of its consolidated statements of financial condition and consolidated statements of income. These policies require management to make judgments on matters which by their nature have elements of uncertainty. The sensitivity of the Company’s consolidated financial statements to these critical accounting policies, and the assumptions and estimates applied, could have a significant impact on its financial condition and results of operations. These assumptions, estimates and judgments made by management can be influenced by a number of factors, including the general economic environment. The Company has identified the following as critical accounting policies:

▪Adequacy of the allowance for loan losses
▪Valuation of deferred tax assets
▪Valuation of retirement and post-retirement benefits

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

As part of the evaluation of the adequacy of the allowance for loan losses, management prepares an analysis each quarter that categorizes the loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial, etc.) and loan risk rating.

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

Management estimates the allowance for loans collectively evaluated for impairment by applying quantitative loss factors to the loan segments by risk rating and determining qualitative adjustments to each loan segment at an overall level. Quantitative loss factors give consideration to historical loss experience and migration experience by loan type based on an appropriate look-back period, adjusted for a loss emergence period.

Qualitative adjustments give consideration to other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries and loan volumes, as well as national and local economic trends and conditions.

Qualitative adjustments reflect risks in the loan portfolio not captured by the quantitative loss factors and, as such, are evaluated relative to the risk levels present over the look-back period. The reserves resulting from the application of both the quantitative experience and qualitative factors are combined to arrive at the allowance for loan losses for loans collectively evaluated for impairment.

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

The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Based on all available evidence, a valuation allowance was established for the portion of the state tax benefit that is not more likely than not to be realized. At September 30, 2019 and December 31, 2018, the Company's gross deferred tax assets totaled $47.6 million and $52.1 million, respectively, while the valuation allowance totaled $1.8 million and $2.4 million, respectively.

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

The table below sets forth, as of September 30, 2019, Columbia Bank's net portfolio value, the estimated changes in our net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for the Bank and its subsidiaries only and does not include any assets of the Company.

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
Change in Interest Rates (Basis Points)
+200	$158,720	$2,393	1.53%	$905,020	13.55%	(12.34)%
+100	157,973	1,646	1.05	980,701	14.22	(5.00)
Base	156,327	—	—	1,032,369	14.53	—
-100	153,269	(3,058)	(1.96)	1,041,760	14.27	0.91
-200	149,028	(7,299)	(4.67)	946,190	12.80	(8.35)

As of September 30, 2019, based on the scenarios above, net interest income would increase by approximately 1.53% if rates were to rise 200 basis points, but would decrease by 4.67% if rates were to decrease 200 basis points over a one-year time horizon.

Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of September 30, 2019, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 12.34%. If rates were to decrease 200 basis points, the model forecasts a 8.35% decrease in the NPV.

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

Capital Resources. The Company and its subsidiary Bank are subject to various regulatory capital requirements administered by the federal banking regulators, including a risk-based capital measure. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the OCC has similar requirements for the Company's subsidiary bank. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated statements of financial condition. Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer capital requirement was fully phased in on January 1, 2019. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of September 30, 2019 and December 31, 2018, each of the Company and the Bank exceeded all capital adequacy requirements to which it is subject.

The following table presents the Company's and the Bank's actual capital amounts and ratios as of September 30, 2019 and December 31, 2018 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At September 30, 2019:
Total capital (to risk-weighted assets)	$1,102,458	22.21%	$397,167	8.00%	$521,282	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,040,393	20.96%	297,875	6.00%	421,990	8.50%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,040,393	20.96%	223,407	4.50%	347,521	7.00%	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,040,393	15.30%	271,975	4.00%	271,975	4.00%	N/A	N/A

At December 31, 2018:
Total capital (to risk-weighted assets)	$1,094,062	23.45%	$373,276	8.00%	$460,763	9.88%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,035,477	22.19	279,957	6.00	367,444	7.88	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,035,477	22.19	209,968	4.50	297,455	6.38	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,035,477	15.75	263,037	4.00	263,037	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank	(In thousands, except ratio data)
At September 30, 2019:
Total capital (to risk-weighted assets)	$892,078	18.00%	$396,471	8.00%	$520,369	10.50%	$495,589	10.00%
Tier 1 capital (to risk-weighted assets)	830,120	16.75	297,354	6.00	421,251	8.50	396,471	8.00
Common equity tier 1 capital (to risk-weighted assets)	830,120	16.75	223,015	4.50	346,913	7.00	322,133	6.50
Tier 1 capital (to adjusted total assets)	830,120	12.21	272,042	4.00	272,042	4.00	340,053	5.00

At December 31, 2018:
Total capital (to risk-weighted assets)	$886,728	19.04%	$372,550	8.00%	$459,866	9.88%	$465,687	10.00%
Tier 1 capital (to risk-weighted assets)	828,257	17.79	279,412	6.00	366,729	7.88	372,550	8.00
Common equity tier 1 capital (to risk-weighted assets)	828,257	17.79	209,559	4.50	296,875	6.38	302,697	6.50
Tier 1 capital (to adjusted total assets)	828,257	12.60	263,025	4.00	263,025	4.00	328,781	5.00

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized' under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the new Community Bank Leverage Ratio at 9%. A financial institution can elect to be subject to this new definition.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission. Except as set forth below, as of September 30, 2019 the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K.

Reforms to and uncertainty regarding LIBOR may adversely impact the value of, and the return on the Company's financial assets and liabilities which are indexed to LIBOR. In 2017, The United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Subsequently, the Federal Reserve Bank announced final plans for the production of SOFR, which resulted in the commencement of its published rates by the Federal Reserve Bank of New York on April 2, 2018. Whether or not SOFR attains market attraction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. This uncertainty as to the nature and effect of such reforms and actions and the political discontinuance of LIBOR may adversely affect the value and return on the Company's financial assets and liabilities that are based on or are linked to LIBOR. In addition, these reforms may also require extensive changes to the contracts that govern these LIBOR based products, as well as the Company's systems and processes.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of the Company's common stock during the quarter ended September 30, 2019:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2019	396,100	$15.38	396,100	3,340,000
August 1 - 31, 2019	1,145,700	15.26	1,145,700	2,194,300
September 1 - 30, 2019	936,600	15.63	936,600	1,257,700
Total	2,478,400	$15.42	2,478,400

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

101.
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

Columbia Financial, Inc.

Date:	November 12, 2019	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2019	/s/Dennis E. Gibney
Dennis E. Gibney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)