Form 10-K
period 2019-12-31
Columbia Financial, Inc.
filed 2020-03-02
CIK 1723596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-38456

COLUMBIA FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware		22-3504946
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No)

19-01 Route 208 North,	Fair Lawn,	07410
New Jersey
(Address of principal executive offices)		(Zip Code)

(800) 522-4167
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common stock, par value $0.01 per share	CLBK	The Nasdaq Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of, “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2019 was $721.1 million. The number of shares outstanding of the registrant’s common stock as of February 26, 2020 was 112,361,961.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Index Annual Report on Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

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

•
changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board, the Public Company Accounting Oversight Board and the Securities and Exchange Commission.

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

PART I

Item I.    Business

General
Columbia Financial, Inc. (“Columbia Financial” or the “Company”) is a Delaware corporation that was organized in March 1997 in connection with the mutual holding company reorganization of Columbia Bank (the “Bank”). Columbia Financial is the holding company of Columbia Bank, a federally chartered stock savings bank. Columbia Bank, MHC (the “MHC”) was also organized in March 1997 under the laws of the United States. In connection with the reorganization, Columbia Financial became the wholly owned subsidiary of Columbia Bank MHC.
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
On April 19, 2018, the Company completed its minority stock offering and, in connection with the consummation of the offering, issued (i) 62,580,155 shares of its common stock to the MHC, (ii) 3,476,675 shares to the Columbia Bank Foundation, the Bank’s charitable foundation, and (iii) 49,832,345 shares to depositors of the Bank who subscribed for and were allocated shares in the minority stock offering, as well as the Columbia Bank Employee Stock Ownership Plan (“ESOP”).
Our executive offices are located at 19-01 Route 208 North, Fair Lawn, New Jersey 07410 and our telephone number is (800) 522-4167. Our website address is www.columbiabankonline.com. Information on our website should not be considered a part of this report.
Throughout this report, references to “we,” “us” or “our” refer to the Company or the Bank, or both, as the context indicates.
Recent Acquisition History
Atlantic Stewardship Bank. On November 1, 2019, the Company completed its acquisition of Stewardship Financial Corporation (“Stewardship Financial”) and Atlantic Stewardship Bank, the wholly owned subsidiary of Stewardship Financial. At the effective time of the merger, Stewardship Financial merged with and into the Company in a series of transactions, with the Company as the surviving entity, and immediately thereafter, Atlantic Stewardship Bank merged with and into the Bank, with the Bank as the surviving institution. In addition, at the effective time of the merger, each outstanding share of Stewardship Financial common stock was converted into the right to receive from the Company a cash payment equal to $15.75.

Roselle Bank. On December 2, 2019, the Company, the Bank and the MHC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RSB Bancorp, MHC, RSB Bancorp, Inc. and Roselle Bank (collectively, the “Roselle Entities”), pursuant to which (i) RSB Bancorp, MHC will merge with and into the MHC, with the MHC as the surviving entity, (ii) RSB Bancorp, Inc. will merge with and into the Company, with the Company as the surviving entity; and (iii) Roselle Bank will merge with and into the Bank, with the Bank as the surviving institution (collectively, the “Merger”).

    Under the terms of the Merger Agreement, depositors of Roselle Bank will become depositors of the Bank and will have the same rights and privileges in the MHC as if their accounts had been established at the Bank on the date established at Roselle Bank. As part of the transactions contemplated by the Merger Agreement, at the effective time of the Merger, the Company will issue additional shares of its common stock to the MHC in an amount equal to the fair value of the Roselle Entities as determined by an independent appraiser.

    The Merger Agreement has been unanimously approved by the Boards of Directors of each of the Company, the MHC and the Bank and the Boards of Directors of each of the Roselle Entities. Subject to the receipt of all required regulatory and other approvals, and the satisfaction or waiver of other customary closing conditions, the parties anticipate that the transactions contemplated by the Merger Agreement will close in the second quarter of 2020.

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
Market Area
We are headquartered in Fair Lawn, New Jersey. As of December 31, 2019 we operated 64 full-service banking offices in ten of New Jersey’s 21 counties. In addition, First Jersey Title Services, Inc., a wholly-owned subsidiary of the Bank, operates in one of our offices in Fair Lawn, New Jersey. We periodically evaluate our network of banking offices to optimize the penetration in our market area. Our business strategy currently includes opening new branches in and around our market area, which may include neighboring states.
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
According to a 2018 census projection, the population of our ten county primary market area totaled approximately nine million. The population in our ten county market area has increased by 1.5% from 2010 to 2020. According to S&P Global, the weighted average median household income for 2018 for the ten New Jersey counties that we operate in was $86,883. By contrast, national median household income for 2018 was $66,010 and the State of New Jersey was $93,700. The unemployment rate, not seasonally adjusted, for the State of New Jersey was 4.7% in September and December 2017, and 4.1% in December 2018, which was higher than the national unemployment rate of 4.2% in September 2017, 4.1% in December 2017, and 3.7% in December 2018. The rate was 3.5% in New Jersey and nationally in December 2019.
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
We intend to continue to emphasize commercial lending and manage existing credit relationships. During the year ended December 31, 2019, we completed our acquisition of Stewardship Financial and Atlantic Stewardship Bank and continued to invest in our lending staff, technology and processes to position the Bank for continued growth. Specifically, in the past year, we have hired additional lenders with significant experience in our market area to expand our commercial real estate and commercial and industrial lending efforts. In addition, we will continue to offer competitive pricing for our one-to-four family loan products and continue to invest in lending staff to market these products in New Jersey and New York.
Multifamily and Commercial Real Estate Loans. We originate mortgage loans for the acquisition and refinancing of multifamily properties and nonresidential real estate. At December 31, 2019, multifamily and commercial real estate loans totaled $2.9 billion, or

47.3% of our total loan portfolio. Of this amount, $2.4 billion of loans were used for the purchase, financing and/or refinancing of commercial real estate and the financing of income-producing real estate. These loans are generally non-owner-occupied properties in which 50% or more of the primary source of repayment is derived from rental income from unaffiliated third-parties. Our multifamily loans include loans primarily to finance apartment buildings located in the State of New Jersey, and to a lesser extent, in New York and Pennsylvania. Our commercial real estate loans include loans secured by office buildings, retail shopping centers, medical office buildings, industrial, warehouses, hotels, assisted-living facilities and similar commercial properties.
We offer both fixed and adjustable rate multifamily and commercial real estate loans. We originate these loans generally for terms of up to ten years and with payments generally based on an amortization schedule of up to 30 years for multifamily properties, and up to 25 years for commercial properties, and to a lesser extent, we offer loans with an interest only period of up to two years. Our adjustable rate loans are typically based on either the Federal Home Loan Bank of New York’s (“FHLB”) borrowing rate, Libor or the U.S. Treasury rate and generally are fixed up to a ten-year period.
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
As of December 31, 2019, the average outstanding loan balance within our multifamily loan portfolio was $2.9 million, and the average loan balance within our commercial real estate loan portfolio totaled $1.4 million. At December 31, 2019, our largest multifamily loan was a $50.0 million loan secured by 22 garden style apartment buildings containing 312 total units located in Mercer County, New Jersey. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2019. As of December 31, 2019, our largest commercial real estate loan was a $23.3 million loan to refinance a retail property anchored by a supermarket located in Bergen County, New Jersey. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2019.
One-to-Four Family Residential Loans. We offer fixed-rate and adjustable-rate residential mortgage loans. Our fixed-rate mortgage loans have terms of up to 30 years. At December 31, 2019, one-to-four family residential loans totaled $2.1billion, or 33.7% of our total loan portfolio. We also offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of up to seven years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a spread above the U.S. Treasury security index. Our adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 5% on any such increase or decrease over the life of the loan. To increase the originations of adjustable-rate loans, we have been originating loans that bear a fixed interest rate for a period of up to seven years (but historically as long as ten years) after which they convert to one-year adjustable-rate loans. Our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although we offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity treasury are underwritten using methods approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”). We do not offer loans with negative amortization and we do not currently offer interest-only residential mortgage loans.
Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. At December 31, 2019, fixed-rate mortgage loans totaled approximately $1.8 billion and adjustable-rate mortgage loans totaled approximately $270.2 million. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.
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
As of December 31, 2019, the average outstanding loan balance within our one-to-four family residential real estate loan portfolio was $285,000. As of December 31, 2019, our largest one to-four family residential real estate loan was a $6.8 million loan secured by a residential property located in Bergen County, New Jersey. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2019.
Commercial Business Loans. We make commercial business loans in our market area to a variety of professionals, sole proprietorships, partnerships and corporations. We offer a variety of commercial lending products such as secured and unsecured loans that include term loans for equipment financing and for business acquisitions, working capital loans, inventory financing and revolving lines of credit. In most cases, fixed-rate loans have terms up to ten years and are fully amortizing. Revolving lines of credit generally will have adjustable rates of interest and will be extended for periods of up to 24 months to support inventory and accounts receivable fluctuations and are subject to periodic review and renewal. Business loans with variable rates of interest adjust on a daily basis and are generally indexed to the prime rate as published in The Wall Street Journal, although other indices such as LIBOR may be used. Unsecured commercial business lending is generally considered to involve a higher degree of risk than secured lending. Risk of loss on an unsecured commercial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan out of ongoing operations. If our estimate of the borrower’s financial ability is inaccurate, we may be confronted with a loss of principal on the loan.
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
We also originate commercial business and real estate loans under the Small Business Administration (“SBA”) program. Loans originated under this program are partially guaranteed by the SBA and are underwritten within the guidelines set forth by the SBA. As of December 31, 2019, the outstanding balance of our SBA loans was $22.8 million, which is included in the secured and unsecured amounts discussed above.
As of December 31, 2019, the average outstanding loan balance within our commercial business loan portfolio (excluding lines of credit with no outstanding balance) was $380,000. At December 31, 2019, our largest commercial business loan was a $13.7 million loan to an automobile dealership located in Passaic County, New Jersey, and was secured by real estate and business assets.
Construction Loans. We originate commercial construction loans primarily to professional builders for the construction and acquisition of personal residences, apartment buildings, retail, industrial, warehouse, office buildings and special purpose facilities. We will originate construction loans on unimproved land in amounts typically up to 65% of the lower of the appraised value or the cost of the land. We also originate loans for site improvements and construction costs in amounts generally up to 75% of as completed appraised value. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually six to 36 months. Many of our commercial construction loans are structured to convert to permanent financing upon completion and stabilization. Commercial real estate construction loans are typically based upon the prime rate as published in The Wall Street Journal or LIBOR. At December 31, 2019, we had an outstanding balance of $283.3 million in construction loans for commercial development.
Before making a commitment to fund a construction loan, we require an appraisal of the property by a licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspections based on the work completed.
Construction lending generally involves a higher degree of risk than permanent mortgage lending because funds are advanced upon the security of the project under construction prior to its completion. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower or guarantor to repay the loan. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from that which is required for other types of lending. We have addressed these risks through our underwriting procedures. Additionally, we have attempted to minimize the foregoing risks by, among other things, limiting our construction lending to experienced developers, by limiting the amount of speculative construction projects and requiring executed agreements of sales as conditions for draws of the commercial construction loans. When making commercial construction loans, we consider the financial statements of the borrower, the borrower’s payment history, the projected cash flows from the proposed real estate collateral, and the value of the collateral. In general, our real estate construction loans are typically guaranteed by the principals of the borrowers. We consider the financial statements and tax returns of the guarantors, along with the guarantors’ payment history, when underwriting a commercial construction loan.
As of December 31, 2019, the average outstanding loan balance within our commercial construction loan portfolio was $2.2 million. At December 31, 2019, our largest commercial construction loan exposure had an outstanding balance of $24.2 million and was made to finance an apartment complex located in Monmouth County, New Jersey. The loan payments are current and have been made in accordance with the loan terms at December 31, 2019.

We also originate residential construction loans primarily on a construction-to-permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of our residential construction loans are made to individuals building a personal residence. At December 31, 2019, residential construction loans totaled $16.1 million, or 0.3%, of total loans outstanding. Construction lending, by its nature, entails additional risks compared to one-to-four family mortgage lending, attributable primarily to the fact that funds are advanced based upon a security interest in a project which is not yet complete. We address these risks through our underwriting policies and procedures and our experienced staff.
Home Equity Loans and Advances. We offer consumer home equity loans and advances that are secured by one-to-four family residential real estate, where we may be in a first or second lien position. Historically, we offered home equity loans and advances with a lien junior to second position and some of these junior loans still reside in the loan portfolio at December 31, 2019. In addition, in prior years we also offered adjustable-rate home equity loans with fixed terms, although we no longer offer these loans. We generally offer home equity loans and advances with a maximum combined loan-to-value ratio of 80%. At December 31, 2019, home equity loans and advances totaled $388.1 million, or 6.3%, of our total loan portfolio. Home equity loans have fixed rates of interest and are currently offered with terms of up to 20 years. Home equity advances have adjustable rates and are based upon the prime rate as published in The Wall Street Journal. Home equity advances can have repayment schedules of both principal and interest or interest only paid monthly. We held a first mortgage position on approximately 59.2% of the homes that secured our home equity loans and advances at December 31, 2019.
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
Other Consumer Loans. At December 31, 2019, other consumer loans totaled $2.0 million. We offer a variety of other consumer loans, including loans for automobiles, personal loans, unsecured lines of credit, and overdraft lines of credit. Our unsecured lines of credit bear a substantially higher interest rate than our secured loans and lines of credit.
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
Loan Originations and Purchases. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers and other business contacts, including attorneys, accountants and other professionals. Residential mortgage loans are also sourced through mortgage brokers, although such loans are underwritten by the Bank in accordance with its underwriting standards.
Occasionally, we purchase participation interests in loans to supplement our lending portfolio. Loan participations totaled $38.5 million at December 31, 2019 and were comprised of 11 commercial real estate loans. Loan participations are subject to the same credit analysis and loan approvals as loans which we originate. We review all of the documentation relating to any loan in which we participate. However, for participation loans, we do not service the loan and, thus, are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.
Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by management and policies approved by our board of directors. The board of directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure. All unsecured commercial loan exposures greater than $5 million and all secured commercial loan exposures greater than $10 million must be approved by a Credit Committee, which is comprised of personnel from the Executive, Credit, Finance and Lending departments.
Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our unimpaired capital and reserves. At December 31, 2019, our regulatory limit on loans to one borrower was $126.7 million. At December 31, 2019, the total exposure with our largest lending relationship was $107.5 million and was comprised of twenty-two loans to related borrowers. The loans associated with this relationship were performing in accordance with their original terms at December 31, 2019.

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
Securities Activities
We maintain a securities portfolio that consists of U.S. Government and agency obligations, mortgage-backed securities and collateralized mortgage obligations (“CMOs”), municipal obligations, corporate debt securities, equity securities, and trust preferred securities. We classify our securities as either held to maturity or available for sale. Management determines the appropriate classification of securities at the time of purchase. If we have the intent and the ability to hold the securities until maturity, they are classified as held to maturity. These securities are stated at amortized cost and adjusted for accretion of discounts over the estimated lives of the securities using the level-yield method. Premiums are amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. Securities in the available for sale category are those for which we do not have the intent at purchase to hold to maturity. These securities are reported at fair value with any unrealized appreciation or depreciation, net of tax effects, reported as a separate component of accumulated other comprehensive income.
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
At December 31, 2019, 89.2% of the available for sale portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and, thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2019, corporate debt securities comprised the next largest segment of the available for sale portfolio, totaling 6.3% of the portfolio. At December 31, 2019, the remainder of our available for sale securities portfolio consisted of U.S. government and agency obligations, trust preferred, and municipal obligations, which comprised 3.9%, 0.4%, and 0.2%, respectively, of the portfolio.
At December 31, 2019, 93.0% of the held to maturity securities portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2019, the remainder of our held to maturity securities portfolio consisted of U.S. government and agency obligations which comprised 7.0% of the portfolio.
At December 31, 2019, we held $2.9 million of securities in our equity portfolio comprised of stock in other financial institutions, a payment technology company, and a community bank correspondent services company. Some of these securities receive dividends and all are carried at fair value.
To mitigate the credit risk related to our securities portfolio, we primarily invest in agency and highly-rated securities. As of December 31, 2019, approximately 94.3% of the total portfolio consisted of direct government obligations or government sponsored enterprise obligations, approximately 5.0% of the remaining portfolio was rated at least investment grade and approximately 0.7% of the remaining portfolio was not rated. Securities not rated consist primarily of short term municipal bond anticipation notes, private placement municipal notes issued and guaranteed by local municipal authorities, subordinated debentures, trust preferred securities and equity securities.

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
Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit products, including non-interest bearing demand deposits (such as individual checking accounts and commercial checking accounts), interest bearing demand accounts (such as interest earning checking account products and most municipal accounts), savings and club accounts, money market accounts and certificates of deposit. We have not historically utilized brokered deposits, but assumed $31.6 million of brokered deposits in our acquisition of Stewardship.
Our three primary categories of deposit customers consist of retail or individual customers, businesses and municipalities. Our business banking deposit products include a commercial checking account, a checking account specifically designed for small businesses and a money market product. Additionally, we offer cash management services, including remote deposit, lockbox service and sweep accounts.
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
Borrowings. We have the ability to utilize advances from the FHLB to supplement our liquidity. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Although in the past few years the FHLB has been a major source of funding, on occasion, we have also utilized securities sold under agreements to repurchase and overnight repurchase agreements, and also have the ability to borrow from the Federal Reserve Bank’s (“FRB”) discount window and established federal funds lines with correspondent banks, to supplement our supply of investable funds and to meet deposit withdrawal and contingency funding requirements. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, government-sponsored enterprises (“GSE”) including notes and government agency mortgage-backed securities and CMOs. The types of loans pledged for borrowings include, but are not limited to, one-to four-family real estate mortgage loans, home equity loans and multifamily and commercial real estate mortgages. At December 31, 2019, we had additional borrowing capacity from the FHLB and the Federal Reserve Bank of New York based on our ability to collateralize such borrowings. Members in good standing with the FHLB can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital.
Regulation and Supervision
General
As a federal savings bank, the Bank is subject to examination, supervision and regulation, primarily by the Office of the Comptroller of the Currency, and, secondarily, by the Federal Deposit Insurance Corporation (“FDIC”) as deposit insurer.
The Bank is also regulated by the Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. In addition, the Bank is a member of and owns stock in the FHLB of New York, which is one of the 11 regional banks in the Federal Home Loan Bank System. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and other contractual arrangements.
As savings and loan holding companies in the mutual holding company structure, the Company and the MHC are subject to examination and supervision by, and are required to file certain reports with, the Federal Reserve Board. The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
In connection with the adoption of the state of New Jersey’s budget on July 1, 2018, changes were made to New Jersey’s Corporation Business Tax, effective January 1, 2019. Among other provisions, a New Jersey surtax was enacted effective July 1, 2018, for the periods beginning January 1, 2018 through December 31, 2021. This surtax did not have a material impact on the Company’s income tax expense for the year ended December 31, 2019.

Set forth below are certain material regulatory requirements that are applicable to the Bank and the Company. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on the Bank and the Company. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on the Company, the Bank and their operations.
Federal Banking Regulations
Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt and equity securities and certain other assets, subject to applicable limits. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which became law in 2010, authorized, for the first time, the payment of interest on commercial checking accounts. The Bank may also establish, subject to specified investment limits, service corporation subsidiaries that may engage in certain activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.
Examinations and Assessments. The Bank is primarily supervised by the Office of the Comptroller of the Currency. The Bank is required to file reports with and is subject to periodic examination by the Office of the Comptroller of the Currency. The Bank is required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations.
Capital Requirements. Federal regulations require FDIC-insured depository institutions, including federal savings banks, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio.
The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6.0% and 8.0%, respectively. The regulations also establish a minimum required leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 capital plus additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income such as the Bank, up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values. Institutions that have not exercised the accumulated other comprehensive income opt-out have accumulated other comprehensive income incorporated into common equity Tier 1 capital (including unrealized gains and losses on available for sale securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a capital conservation buffer consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until it was fully implemented at 2.5% on January 1, 2019.
As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized' under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the new Community Bank Leverage Ratio at 9%. A financial institution can elect to be subject to this new definition.

At December 31, 2019, the Bank’s capital exceeded all applicable requirements.
Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2019, the Bank was in compliance with the loans-to-one borrower limitations.
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
At December 31, 2019, the Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.
Qualified Thrift Lender Test. As a federal savings bank, the Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months of each 12 month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.
Alternatively, the Bank may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.
A savings association that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2019, the Bank satisfied the QTL test.
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

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend.
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
The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.
Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally any company that controls, or is under common control with an insured depository institution such as the Bank. The Company and the MHC are affiliates of the Bank because of their direct and indirect control of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.
The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.
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
Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.
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
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO matured in 2019.
The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. The Bank cannot predict what assessment rates will be in the future.
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
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of New York, the Bank is required to purchase and hold shares of capital stock in the FHLB of New York. As of December 31, 2019, the Bank was in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral and limiting total advances to a member.
Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act, prescribing disclosure and advertising requirements with respect to deposit accounts; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to the:

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

Holding Company Regulation
General. The Company and the MHC are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, the Company and the MHC are registered with the Federal Reserve Board and are subject to the regulation, examination, supervision and reporting requirements applicable to savings and loan holding companies and mutual holding companies. In addition, the Federal Reserve Board has enforcement authority over the Company, the MHC and their non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.
Permissible Activities. Under present law, the business activities of the Company and the MHC are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met and financial holding company status is elected. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. The Company and the MHC have not elected financial holding company status.
Federal law prohibits a savings and loan holding company, including the Company and the MHC, directly or indirectly, or through one or more subsidiaries, from acquiring control of more than 5% of another savings institution or savings and loan holding company, without prior Federal Reserve Board approval. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board considers factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.
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

Capital. Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish for all bank and savings and loan holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. The Company is subject to consolidated regulatory capital requirements that are similar to those that apply to the Bank.
Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of strength to their subsidiary depository institutions.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The regulatory guidance also states that a savings and loan holding company should inform Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. The Federal Reserve requires the Company to file an application for approval prior to implementing any repurchase plan. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.
Waivers of Dividends by Columbia Bank MHC. The Company may pay dividends on its common stock to public stockholders. If it does, it is also required to pay dividends to the MHC, unless the MHC elects to waive the receipt of dividends. Under the Dodd-Frank Act, the MHC must receive the approval of the Federal Reserve Board before it may waive the receipt of any dividends from the Company. The Federal Reserve Board has issued an interim final rule providing that it will not object to dividend waivers under certain circumstances, including circumstances where the waiver is not detrimental to the safe and sound operation of the savings association and a majority of the mutual holding company’s members have approved the waiver of dividends by the mutual holding company within the previous twelve months. In addition, for a “non-grandfathered” mutual holding company such as the MHC, each officer or director of the Company and the Bank, and any tax-qualified stock benefit plan or non-tax-qualified stock benefit plan in which such individual participates that holds any shares of stock to which the waiver would apply, must waive the right to receive any such dividend declared. The Federal Reserve Board’s current position is to not permit a non-grandfathered savings and loan or bank holding company to waive dividends declared by its subsidiary. In addition, any dividends waived by the MHC must be considered in determining an appropriate exchange ratio in the event of a second step conversion of the mutual holding company to stock form.
Conversion of Columbia Bank MHC to Stock Form.  Federal Reserve Board regulations permit the MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction, a new stock holding company would be formed as the successor to the Company (the “New Holding Company”), the MHC’s corporate existence would end, and certain depositors and borrowers of the Bank would receive the right to subscribe for shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than the MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in the Company immediately prior to the Conversion Transaction. Any Conversion Transaction would be subject to approvals by Minority Stockholders and members of the MHC. Minority Stockholders will not be able to force a Conversion Transaction without the consent of the MHC since such transaction also requires, under federal corporate law, the approval of a majority of all of the outstanding voting stock, which can only be achieved if the MHC voted to approve such transaction.
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
Federal Securities Laws
The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company is therefore subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
Personnel
As of December 31, 2019, we had 595 full-time employees and 103 part-time employees, none of whom is represented by a collective bargaining unit. We believe that our relationship with our employees is good.

Subsidiaries
Columbia Financial’s sole banking subsidiary is the Bank. Columbia Financial also maintains two trust subsidiaries, Columbia Financial Capital Trust I (a Delaware statutory trust) and Stewardship Statutory Trust I (a Delaware statutory trust), that were formed in connection with the prior issuance of trust preferred securities.
Columbia Bank’s active subsidiaries are as follows:
First Jersey Title Services, Inc., a title insurance agency that we acquired in 2002. At December 31, 2019, total assets were approximately $16.7 million. For the year ended December 31, 2019, First Jersey Title Services, Inc. had net income of approximately $869,000.
1901 Commercial Management Co. LLC, which was established in 2009 to hold commercial other real estate owned, and 1901 Residential Management Co. LLC, which was established in 2009 to hold residential other real estate owned. At December 31, 2019, these subsidiaries held $10.7 million and $10.1 million in total assets, respectively.
2500 Broadway Corp. is a passive investment company that holds an investment in CSB Realty Corp. At December 31, 2019, total assets were approximately $3.6 billion.
CSB Realty Corp., which is a majority owned subsidiary of 2500 Broadway Corp. CSB Realty Corp. is a real estate investment trust which holds commercial real estate, mortgage and home equity loans for investment. At December 31, 2019, total assets were approximately $3.0 billion.
Stewardship Realty LLC, which was formed in 2005 and acquired by the Bank as a result of its acquisition of Atlantic Stewardship Bank in November 2019, is a New Jersey limited liability company that owns and manages property located at 612 Godwin Avenue Midland Park, New Jersey. At December 31, 2019, total assets were approximately $2.2 million.
Columbia Bank also currently maintains three inactive subsidiaries: (i) Columbia Investment Services, Inc., (ii) Real Estate Management Corp, LLC and (iii) Plaza Financial Services, Inc.
Executive Officers

Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as executive officers:

Name	Position
Thomas J. Kemly	President and Chief Executive Officer
E. Thomas Allen, Jr.	Senior Executive Vice President and Chief Operating Officer
Dennis E. Gibney, CFA	Executive Vice President and Chief Financial Officer
Damodaram Bashyam	Executive Vice President and Chief Information and Digital Officer
Geri M. Kelly	Executive Vice President and Human Resources Officer
John Klimowich	Executive Vice President and Chief Risk Officer
Mark S. Krukar	Executive Vice President and Chief Credit Officer
Brian W. Murphy	Executive Vice President and Operations Officer
Allyson Schlesinger	Executive Vice President and Head of Consumer Banking

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for the period indicated below. Ages presented are as of December 31, 2019.

E. Thomas Allen, Jr. was appointed Senior Executive Vice President, Chief Operating Officer of Columbia Bank on December 24, 2014. Mr. Allen began his career with Columbia Bank on October 17, 1994 and held various positions in the finance department. He was promoted to Treasurer in 1996, appointed Vice President, Treasurer in 1998, and named Senior Vice President, Treasurer in 2001. In 2002, Mr. Allen was promoted to Executive Vice President, Chief Financial Officer and served in that capacity until his appointment to Senior Executive Vice President, Chief Operating Officer. Mr. Allen holds a BS/BA in Banking & Finance from the University of Missouri and an MBA in Financial Management from Pace University. Age 62.

Dennis E. Gibney, CFA was appointed Executive Vice President and Chief Financial Officer of Columbia Bank in 2014. Prior to joining Columbia Bank, Mr. Gibney worked for FinPro, Inc. a bank consulting firm, and its wholly owned investment banking subsidiary, FinPro Capital Advisors, Inc., for 17 years. While at FinPro, Mr. Gibney worked on mergers and acquisitions, mutual-to-stock conversions, corporate valuations, strategic planning and interest rate risk management engagements for community banks. Mr. Gibney graduated Magna Cum Laude from Babson College with a triple major in Finance, Investments and Economics. He is a CFA Charterholder and a member of the New York Society of Security Analysts. Age 46.
Damodaram Bashyam was appointed Executive Vice President and Chief Information and Digital Officer of Columbia Bank in December 2019. Prior to joining Columbia Bank, Mr. Bashyam served as Managing Director and Chief Technology Officer of JP Morgan Chase from January 2018 to December 2019, where he was responsible for all aspects of technology delivery for consumer banking. Mr. Bashyam previously served as Vice President, Information Technology for Verizon Wireless from 2013 to 2017, and in various other capacities with Verizon Wireless from 1998 to 2012. Mr. Bashyam holds an Executive MBA in General Management from the Kellogg School of Management, a Master’s degree in Information Systems from the Stevens Institute of Management and a Bachelor’s degree in Computer Science and Engineering from Bangalore University in Karnataka, India. Age 47.
Geri M. Kelly was appointed Executive Vice President, Human Resources Officer of Columbia Bank on January 1, 2012. Ms. Kelly began her career at Columbia Bank in December 1979 and held various positions in the human resources department. In 1998, Ms. Kelly was promoted to Vice President, Human Resources Officer and in December 2000 she was promoted to Senior Vice President, Human Resources Officer. Ms. Kelly served Columbia Bank in that capacity until her appointment to Executive Vice President, Human Resources Officer in 2012. She graduated from Douglass College with a Bachelor’s of Arts degree in Foreign Languages and received her Masters of Business Administration from Rutgers University. Age 62.
John Klimowich was appointed Executive Vice President and Chief Risk Officer of Columbia Bank on October 5, 2013. Mr. Klimowich began working for Columbia Bank in November 1985 and held various positions in the accounting department. Mr. Klimowich was promoted to Senior Vice President, Controller in March 2002 and served Columbia Bank in that capacity until his appointment as Executive Vice President and Chief Risk Officer in 2013. Mr. Klimowich holds a Bachelor’s degree in Economics from William Paterson University and an MBA in Accounting from Seton Hall University. Age 56.
Mark S. Krukar was appointed Executive Vice President and Chief Credit Officer of Columbia Bank in September 2018. He previously served as Executive Vice President and Chief Lending Officer of Columbia Bank in April 2012. Mr. Krukar began his career at Columbia Bank in December 1987 as a Commercial Lender and was promoted to Vice President/Commercial Lending in April 1995. Mr. Krukar was named Senior Vice President/Commercial Lending in 2002 and served in that capacity until he was promoted to Executive Vice President and Chief Lending Officer in 2012. Mr. Krukar graduated Magna Cum Laude with a Bachelor’s degree in Finance and received an MBA in Finance, both from Fairleigh Dickinson University. Age 59.
Brian W. Murphy was appointed Executive Vice President, Operations of Columbia Bank in March 2009. Mr. Murphy began his career at Columbia Bank as a Management Trainee in 1981 and held various positions in the retail department. In 1996, Mr. Murphy became Columbia Bank’s Branch Administrator and was promoted to Senior Vice President in 2001. He served Columbia Bank in that capacity until his appointment to Executive Vice President, Operations in 2009. Mr. Murphy holds a Bachelor’s degree in Accounting from William Paterson University. Age 60.
Allyson Schlesinger was appointed Executive Vice President and Head of Consumer Banking of Columbia Bank in September 2018. In this role, Ms. Schlesinger is responsible for the retail banking, retail lending, wealth management and marketing divisions of the Bank. Ms. Schlesinger was previously with Citigroup, Inc. for 25 years, most recently as its Managing Director, U.S. Retail and Division Manager for Citigroup, Inc. in the New York City and New Jersey markets. Ms. Schlesinger holds a Bachelor’s degree from the University of Michigan. Age 48.

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
At December 31, 2019, our multifamily and commercial real estate loan portfolios totaled $2.9 billion, or 47.3% of our total loan portfolio. Our current business strategy is to continue our originations of multifamily and commercial real estate loans. These loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Further, we may increase our loans to individual borrowers, which would result in larger loan balances. To the extent that borrowers have more than one multifamily or commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to- four family residential real estate loan. Moreover, if loans that are collateralized by multifamily or commercial real estate properties, become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our earnings and financial condition.
Imposition of limits by the bank regulators on commercial and multifamily real estate lending activities could curtail our growth and adversely affect our earnings.
In 2006, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. The balance of these real estate loans represented 319% of Columbia Bank’s total risk-based capital at December 31, 2019, and our commercial real estate loan portfolio increased by approximately 64% during the preceding 36 months.
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
Our business strategy includes growth in assets and deposits and the scale of our operations. Achieving such growth will require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, competition from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in expanding deposit and lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence and that require alternative delivery methods. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in modernizing existing facilities, opening new branches or deploying new services.

Our origination of construction loans exposes us to increased lending risks.
We originate commercial construction loans, including speculative construction loans, primarily to professional builders for the construction and acquisition of personal residences, apartment buildings, retail, industrial/warehouse, office buildings and special purpose facilities. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. At December 31, 2019, $298.9 million, or 4.8%, of our loan portfolio, consisted of construction loans, of which $86.4 million, or 28.9%, consisted of speculative construction loans. In addition, we originate residential construction loans primarily on a construction-to-permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, with respect to speculative construction loans, repayment often depends on the successful construction or development and ultimate sale of the property and, possibly, unrelated cash needs of the borrowers. Further, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness.
Our concentration of residential mortgage loans exposes us to increased lending risks.
At December 31, 2019, $2.1 billion, or 33.7%, of our loan portfolio was secured by one-to-four family real estate, a significant majority of which is located in the State of New Jersey, and to a lesser extent New York and Pennsylvania, and we intend to continue this type of lending in the foreseeable future. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the local housing market or in the markets in neighboring states in which we originate residential mortgage loans could reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.
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
Mergers and acquisitions are currently a component of our business model and growth strategy. On November 1, 2019, we completed our previously announced acquisition of Stewardship Financial and its wholly owned subsidiary, Atlantic Stewardship Bank. In addition, on December 2, 2019, we entered into a definitive agreement to acquire RSB Bancorp, MHC, RSB Bancorp, Inc. and Roselle Bank. It is possible that we could acquire other banking institutions, other financial services companies or branches of banks in the future. Acquisitions typically involve the payment of a premium over book and trading values and, therefore, may result in the dilution of our tangible book value per share. Our ability to engage in future mergers and acquisitions depends on various factors, including: (1) our ability to identify suitable merger partners and acquisition opportunities; (2) our ability to finance and complete transactions on acceptable terms and at acceptable prices; and (3) our ability to receive the necessary regulatory and, when required, stockholder approvals. Our inability to engage in an acquisition or merger for any of these reasons could have an adverse impact on the implementation of our business strategies. Furthermore, mergers and acquisitions involve a number of risks and challenges, including (1) our ability to achieve planned synergies and to integrate the branches and operations we acquire, and the internal controls and regulatory functions into our current operations; (2) the integration process could adversely affect our ability to maintain relationships with existing customers; (3) the diversion of management’s attention from existing operations, which may adversely affect our ability to successfully conduct our business and negatively impact our financial results and (4) our ability to identify potential asset quality issues or contingent liabilities during the due diligence process.
Changes in interest rates or the shape of the yield curve may hurt our profits and asset values and our strategies for managing interest rate risk may not be effective.
We are subject to significant interest rate risk as a financial institution with a high percentage of fixed rate loans and certificates of deposit on our balance sheet. Over the past several years, the Federal Reserve Board’s Open Market Committee increased its federal funds rate target from a range of 0.00% to 0.25% that was in effect for several years through 2015, up to a range of 2.25% to 2.50% that was in effect on December 31, 2018, back down to a range of 1.50% to 1.75% that was in effect at December 31, 2019. In response to these changes short-term rates, such as the cost of some deposits and overnight borrowings have risen while long-term rates on loans and investments have risen to a lesser extent, resulting in the flattening of the yield curve. Our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay their loans, particularly adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.
We may be adversely affected by recent changes in U.S. tax laws and regulations.
Changes in tax laws contained in the Tax Cuts and Jobs Act (“Tax Act”), which was enacted in December 2017, include a number of provisions that have had an impact on the banking industry, borrowers and the market for residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 35% to 21%. In addition, other changes which could effect our borrowers include: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for certain home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.
The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate affect on taxpayers in states with high residential home prices and high state and local taxes, such as New Jersey and New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.
Additionally, legislation in New Jersey that was adopted in July 2018 will increase our state income tax liability and could increase our overall tax expense. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The new legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey’s current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary. All regulations implementing the legislative changes have not yet been issued, so we cannot fully evaluate the impact of the legislation on our overall tax expense. However, the new legislation may cause us to lose the benefit of certain of our tax management strategies and may cause our total tax expense to increase.
Municipal deposits are one important source of funds for us and a reduced level of such deposits may hurt our profits.
Municipal deposits are an important source of funds for our lending and investment activities. At December 31, 2019, $526.0 million, or 9.3%, of our total deposits were comprised of municipal deposits, including public funds deposits from local government entities primarily domiciled in the State of New Jersey. Given our use of these high-average balance municipal deposits as a source of funds, our inability to retain such funds could have an adverse effect on our liquidity. In addition, our municipal deposits are primarily demand deposit accounts or short-term deposits and therefore are more sensitive to changes in interest rates. If we are forced to pay higher rates on our municipal deposits to retain those funds, or if we are unable to retain those funds and we are forced to turn to borrowing sources for our lending and investment activities, the interest expense associated with such borrowings may be higher than the rates we are paying on our municipal deposits, which could adversely affect our net income.
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
We believe there are branch expansion opportunities within our market area and adjacent markets, including other states, and will seek to grow our deposit base by adding branches to our existing branch network. There are considerable costs involved in opening branch offices, especially in light of the capabilities needed to compete in today’s environment. Moreover, new branch offices generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, new branch offices could negatively impact our earnings and may do so for some period of time. Our investments in products and services, and the related personnel required to implement new policies and procedures, take time to earn returns and can be expected to negatively impact our earnings for the foreseeable future. The profitability of our expansion strategy will depend on whether the income that we generate from the new branch offices will offset the increased expenses resulting from operating these branch offices.

Strong competition within our market area could hurt our profits and slow growth.
Our profitability depends upon our continued ability to compete successfully in our market area. We face intense competition both in making loans and attracting deposits. We continue to face stiff competition for one-to four-family residential loans from other financial service providers, including large national residential lenders and local community banks. Other competitors for one-to four-family residential loans include credit unions and mortgage brokers which keep overhead costs and mortgage rates down by selling loans and not holding or servicing them. Our competitors for commercial real estate and multifamily loans include other community banks, commercial lenders and insurance companies, some of which are larger than us and have greater resources and lending limits than we have and offer services that we do not provide. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. We expect competition to remain strong in the future.
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
Severe weather, global pandemics, natural disasters, and other external events could significantly impact our business.
Natural disasters, including severe weather events, global pandemics, and other adverse external events could have a significant impact on our ability to conduct business or upon third parties who perform operational services for us. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue, or cause us to incur additional expenses.
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
Federal regulatory agencies have the ability to take strong supervisory actions against financial institutions that have experienced increased loan production and losses and other underwriting weaknesses or have compliance weaknesses. These actions include the entering into of formal or informal written agreements and cease and desist orders that place certain limitations on their operations, and/or they can impose fines. If we were to become subject to a regulatory action, such action could negatively impact our ability to execute our business plan, and result in operational restrictions, as well as our ability to grow, pay dividends, repurchase stock or engage in mergers and acquisitions. See “Item 1: Business -Regulation and Supervision-Federal Banking Regulation-Capital Requirements” for a discussion of regulatory capital requirements.

We may be required to transition from the use of the LIBOR interest rate index in the future.

We have loans, securities and debt obligations whose interest rate is indexed to the London InterBank Offered Rate (LIBOR). The United Kingdom’s Financial Conduct Authority, which is responsible for regulating LIBOR, has announced that the publication of LIBOR is not guaranteed beyond 2021 and it appears highly likely that LIBOR will be discontinued or modified by 2021. At this time, no consensus exists as to what reference rate or rates or benchmarks may become acceptable alternatives to LIBOR, although the Alternative Reference Rates Committee (a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York) has identified the Secured Overnight Financing Rate, or SOFR, as the recommend alternative to LIBOR. Uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates may adversely affect the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. The language our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor index to LIBOR would be selected. If a trigger is satisfied, contracts and financial instruments may give us or the calculation agent, as applicable, discretion over the selection of the substitute index for the calculation of interest rates. The implementation of a substitute index or the calculation of interest rates under our loan agreements may result in us incurring significant expenses in effecting the transition and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index, any of which could have an adverse effect on our results of operations. We continue to develop and implement plans to mitigate the risks associated with the expected discontinuation of LIBOR.

The implementation of the Current Expected Credit Loss accounting standard could require us to increase our allowance for credit losses and may have a material adverse effect on our financial condition and results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss model, or CECL. ASU 2016-13 became effective for the Company on January 1, 2020. This standard requires earlier recognition of expected credit losses on loans and certain other instruments, compared to the incurred loss model. The change to the CECL framework requires us to greatly increase the data we must collect and review to determine the appropriate level of the allowance for credit losses. The adoption of CECL may result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, may have an adverse effect on our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We conduct our business through our main office and 64 branch offices located in Bergen, Passaic, Morris, Essex, Union, Middlesex, Monmouth, Burlington, Camden and Gloucester counties, New Jersey. We own 28 properties and lease the other 36 properties. First Jersey Title Services, Inc. operates within one of our branch facilities.

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

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing and Holders

The Company’s common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol “CLBK.” As of February 26, 2020 the Company had approximately 4,040 holders of record of common stock.

Dividends

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
If Columbia Financial pays dividends to its stockholders, it also will be required to pay dividends to Columbia Bank MHC, unless Columbia Bank MHC is permitted by the Federal Reserve to waive the receipt of dividends. The Federal Reserve Board’s current position is to not permit a "non-grandfathered" mutual holding company, such as Columbia Bank MHC, to waive dividends declared by its subsidiary. Columbia Bank MHC may determine to apply to the Federal Reserve Board for approval to waive dividends if we determine to pay dividends to our stockholders without dilution of minority stockholders in the event of a second-step conversion to stock form. Given the Federal Reserve Board’s current position on this issue, there is no assurance that any request by Columbia Bank MHC to waive dividends from Columbia Financial would be permitted. The denial by the Federal Reserve Board of any such dividend waiver request, if sought, could significantly affect any determination by Columbia Financial to pay dividends or the amount of any dividend it might determine to pay in the future, if any.
Dividends we can declare and pay will depend, in part, upon receipt of dividends from Columbia Bank, because initially we will have no source of income other than dividends from Columbia Bank and earnings from the investment of the net proceeds from the minority stock offering that were retained by Columbia Financial and interest payments received in connection with the loan to our employee stock ownership plan. Regulations of the Federal Reserve Board and the Office of the Comptroller of the Currency impose limitations on “capital distributions” by savings institutions. See “Item 1: Business-Regulation And Supervision-Federal Banking Regulation-Capital Distributions.”
Stock Performance Graph
The following graph provided by S&P Global Market Intelligence compares the cumulative total return of the Company’s common stock with the cumulative total return of the Nasdaq Composite Index, SNL Thrift Index ($5 billion to $10 billion) and SNL Thrift MHCs Index. The graph assumes $100 was invested on April 20, 2018, at the end of the first day of trading of the Company’s common stock. Cumulative total return assumes reinvestment of all dividends. The performance graph is being furnished solely to accompany this report pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

	Period Ending
Index	4/20/2018	6/30/2018	9/30/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019	12/31/2019
Columbia Financial, Inc.	100.00	107.33	108.32	99.16	101.62	97.92	102.40	109.86
NASDAQ Composite Index	100.00	105.35	113.16	93.59	109.32	113.55	113.75	127.93
SNL Thrift $5B-$10B Index	100.00	104.07	97.78	86.98	91.32	95.97	99.18	106.37
SNL Thrift MHCs Index	100.00	104.32	102.00	101.57	105.12	111.77	112.63	123.31

Source: S&P Global Market Intelligence

Equity Compensation Plan Information
The following table sets forth information about the Company’s common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2019:

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders:
2019 Equity Incentive Plan	3,784,044	$15.67	1,894,525
Equity compensation plans not yet approved by stockholders:
None.	—	—	—
Total	3,784,044	$15.67	1,894,525

Issuer Purchases of Equity Securities

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2019:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2019	327,700	$15.81	327,700	930,000
November 1 - 30, 2019	44,231	16.64	—	930,000
December 1 - 31, 2019	473,800	16.98	473,800	3,456,200
Total	845,731	$16.51	801,500

(1)
On June 11, 2019, the Company announced that the Company's Board of Directors authorized a stock repurchase program for up to 4,000,000 shares of the Company's issued and outstanding common stock, commencing on June 13, 2019.

(2)
On December 5, 2019, the Company announced that its Board of Directors had expanded its stock repurchase program to acquire an additional 3,000,000 shares of the Company’s outstanding common stock in addition to the shares remaining under the repurchase program announced on June 11, 2019.

Item 6.    Selected Consolidated Financial and Other Data

The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page 75. The information as of December 31, 2019, 2018 and for the years ended December 31, 2019 and 2018 and September 30, 2017, is derived in part from the audited consolidated financial statements that appear in this Annual Report on Form 10-K. The information at September 30, 2016 and 2015 and for the years ended September 30, 2016 and 2015 is derived in part from our audited consolidated financial statements that do not appear in this Annual Report on Form 10-K. The information at or for the year ended December 31, 2017 is unaudited. The information presented below reflects Columbia Financial on a consolidated basis and does not include the financial condition, results of operations or other data of Columbia Bank MHC.

	At December 31,			At September 30,
	2019	2018	2017	2017	2016	2015
	(In thousands)
Financial Condition Data:
Total assets	$8,188,694	$6,691,618	$5,766,500	$5,429,328	$5,037,412	$4,771,153
Total cash and cash equivalents	75,547	42,201	65,498	100,975	45,694	43,178
Debt securities available for sale	1,098,336	1,032,868	710,570	557,176	771,779	653,283
Debt securities held to maturity	285,756	262,143	239,618	132,939	—	—
Loans receivable, net (1)	6,135,857	4,916,840	4,400,470	4,307,623	3,932,242	3,764,220
Deposits	5,645,842	4,413,873	4,263,315	4,123,428	3,822,815	3,572,624
Borrowings	1,407,022	1,189,180	929,057	733,043	681,990	702,536
Stockholder's equity	982,517	972,060	472,070	475,914	439,664	417,998

(1) Loans are shown net of allowance for loan losses, deferred costs and fees, purchased premiums and discounts.

	For the Years Ended December 31,			For the Years Ended September 30,
	2019	2018	2017	2017	2016	2015
	(In thousands)
Operating Data:
Interest income	$261,083	$226,290	$189,274	$184,226	$168,977	$163,165
Interest expense	88,712	62,256	45,965	44,446	43,962	45,744
Net interest income	172,371	164,034	143,309	139,780	125,015	117,421
Provision for loan losses	4,224	6,677	9,826	6,426	417	5,099
Net interest income after provision for loan losses	168,147	157,357	133,483	133,354	124,598	112,322
Non-interest income	31,636	21,688	16,818	17,172	18,927	21,066
Non-interest expense	128,701	145,386	105,421	103,446	93,769	88,699
Income before income tax expense	71,082	33,659	44,880	47,080	49,756	44,689
Income tax expense	16,365	10,923	20,123	16,008	16,803	14,821
Net income	$54,717	$22,736	$24,757	$31,072	$32,953	$29,868

	At or For the Years Ended December 31,			At or For the Years Ended September 30,
	2019	2018	2017	2017	2016	2015
Performance Ratios:
Return on average assets	0.77%	0.36%	0.46%	0.60%	0.67%	0.63%
Core return on average assets (1)	0.77	0.79	0.55	0.70	0.67	0.60
Return on average equity	5.50	2.87	5.37	6.86	7.52	7.18
Core return on average equity (2)	5.51	6.12	6.27	7.93	7.52	6.82
Interest rate spread (3)	2.20	2.45	2.62	2.60	2.48	2.41
Net interest margin (4)	2.58	2.74	2.82	2.80	2.69	2.61
Non-interest expense to average assets	1.82	2.30	1.97	1.98	1.91	1.87
Efficiency ratio	63.09	78.28	65.84	65.91	65.14	64.05
Core efficiency ratio (5)	62.54	59.60	62.80	62.94	65.06	64.70
Average interest-earning assets to average interest-bearing liabilities	128.82	127.27	122.00	122.16	121.32	119.47
Average equity to average assets	14.04	12.53	8.61	8.68	8.92	8.76
Basic and diluted earnings per share	0.49	0.20	N/A	N/A	N/A	N/A

Capital Ratios for Columbia Financial (6):
Total capital (to risk-weighted assets)	17.25%	23.45%	15.01%	15.11%	15.93%	N/A
Tier 1 capital (to risk-weighted assets)	16.05	22.19	13.76	13.85	14.68	N/A
Common equity tier 1 capital (to risk weighted assets)	15.94	22.19	12.55	12.60	13.29	N/A
Tier 1 capital (to adjusted total assets)	12.92	15.75	10.54	10.59	10.70	N/A

Capital Ratios for Columbia Bank:
Total capital (to risk-weighted assets)	14.25%	19.04%	14.90%	14.95%	15.67%	15.53%
Tier 1 capital (to risk-weighted assets)	13.21	17.79	13.64	13.69	14.42	14.27
Common equity tier 1 capital (to risk weighted assets)	13.21	17.79	13.64	13.69	14.42	14.27
Tier 1 capital (to adjusted total assets)	10.25	12.60	10.44	10.47	10.56	10.29

Asset Quality Ratios:
Allowance for loan losses to total gross loans	1.00%	1.26%	1.31%	1.26%	1.30%	1.49%
Allowance for loan losses to total non-performing loans	922.82	2,235.28	891.62	854.31	424.44	268.70
Net charge-offs to average outstanding loans	0.09	0.05	0.08	0.09	0.14	0.16
Non-performing loans to total gross loans	0.11	0.06	0.15	0.15	0.31	0.56
Non-performing assets to total assets	0.08	0.04	0.13	0.13	0.27	0.51

Other Data:
Number of offices	64	49	48	47	45	44

(1) Represents GAAP net income adjusted for material non-routine operating items as a percent of average assets.
(2) Represents GAAP net income adjusted for material non-routine operating items as a percent of average equity.
(3) Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.
(4) Represents net interest income as a percent of average interest-earning assets.
(5) Core efficiency ratio represents our adjusted non-interest expense divided by our adjusted revenue. Core efficiency ratio is a non-GAAP financial measure derived from our efficiency ratio, which is calculated by dividing our total GAAP non-interest expense by our GAAP total income, and is adjusted for material non-routine operating items as detailed below. Management believes that the presentation of core efficiency ratio is commonly utilized by regulators and market analysts to evaluate the Company's financial condition, and believes that such information is useful to investors.

(6) As a savings and loan holding company, capital ratios for Columbia Financial were not required to be calculated prior to December 31, 2015.

The following table provides a reconciliation of our core efficiency ratio for each of the periods presented in the table above.

	For the Years Ended December 31,			For the Years Ended September 30,
	2019	2018	2017	2017	2016	2015
	(Dollars in thousands)
Non-interest expense	$128,701	$145,386	$105,421	$103,446	$93,769	$88,699
Less:
Charitable contribution to foundation	—	(34,767)	(3,509)	(3,603)	(347)	(335)
Merger-related expenses	(2,755)	—	—	—	—	—
Core non-interest expense	$125,946	$110,619	$101,912	$99,843	$93,422	$88,364

Net interest income	172,371	164,034	143,309	139,780	125,015	117,421
Non-interest income	31,636	21,688	16,818	17,172	18,927	21,066
Total income	204,007	185,722	160,127	156,952	143,942	138,487
Add :
(Gain) loss on securities transactions	(2,612)	(116)	2,159	1,689	(355)	(1,904)
Core income	$201,395	$185,606	$162,286	$158,641	$143,587	$136,583
Core efficiency ratio	62.54%	59.60%	62.80%	62.94%	65.06%	64.70%

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
The non-interest expense we incur in operating our business consists of salaries and employee benefits expenses, occupancy expenses, depreciation, amortization and maintenance expenses and other miscellaneous expenses, such as loan expenses, advertising, insurance, professional services and federal deposit insurance premiums. Our largest non-interest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits.
Our business results are impacted by the pace of economic growth and the level of market interest rates, and the difference between short-term and long-term rates. The Federal Reserve Board is expected to keep rates on hold for the foreseeable future. After a period of historically low market interest rates prior to 2017, the yield on our securities and loan portfolios were compressed when compared to our cost of funding. In 2018, the Federal Reserve raised interest rates 100 basis points, and then enacted monetary policy in 2019 reducing the federal funds rates by 75 basis points. Throughout this period, competition among banks to secure new customers, loans and deposits has remained fierce, and interest rate spreads have again declined. We continue to adhere to our prudent underwriting standards and are committed to originating quality loans. Additionally, we have maintained relatively low levels of non-performing assets, past due loans and charge-offs, through all economic environments.
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
Historically, our commercial loan products have consisted primarily of loans secured by multifamily and commercial real estate and construction loans. As part of our growth strategy, we intend to continue our increased focus on commercial business lending, which offers shorter terms and variable rates, helps to manage interest rate risk exposure, and provides us with an opportunity to offer a full range of our products and services, including cash management, and deposit products to commercial customers. In 2019, our commercial business loans increased 44.7% from the year ended December 31, 2018, of which 11.9% represented internal growth. The remainder of the increase related to loans acquired from Stewardship. Historically, we have focused on lending in New Jersey with only a minimal volume from neighboring states, but anticipate that we will increase the amount of loans originated outside New Jersey as we continue to grow our commercial loan business. We anticipate that any such expansion of our commercial lending to market areas outside New Jersey will increase lending and deposit opportunities in those areas and provide geographic diversification within our portfolio.
Continuing to emphasize the origination of one- to four-family residential mortgage loans.
At December 31, 2019, $2.1 billion, or 33.6%, of our total loan portfolio consisted of one-to-four family residential mortgage loans. Although we expect to shift the mix of our loans over time, from residential mortgage loans, toward commercial loans, we intend to continue to emphasize the origination of one-to-four family residential mortgage loans in the future. We believe there are opportunities to maintain and increase our residential mortgage lending in our market area, and we have made efforts to take advantage of these opportunities by increasing our origination channels.
We originate one-to-four family residential mortgage loans for our own portfolio but periodically sell these loans to third party investors with servicing retained. We offer fixed-rate and adjustable-rate residential mortgage loans, which totaled $1.8 billion and $270.2 million, respectively, at December 31, 2019. To increase the origination of adjustable-rate loans, we intend to continue originating loans that bear a fixed interest rate for a period of up to seven years after which they convert to one-year adjustable-rate loans.
Increasing fee income through continued growth of fee-based activities.
We intend to focus on growing our existing title insurance business, expanding the scope of the wealth management services we provide, and increasing our revenues from loan servicing activities to increase the amount of fees earned from our fee-based businesses. Presently, the majority of Columbia Bank’s revenue comes from net interest income and less than 16% from other sources, including title insurance fees, loan and deposit fees, bank-owned life insurance and gains and losses on the sales of securities and loans.
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
We believe there are branch expansion opportunities within our market area and adjacent markets, including other states, and will seek to grow our deposit base by adding branches to our existing branch network. In addition to deposit generation, our branch network also generates one-to -four family loans, home equity loans and advances and other consumer loans. While we are aware of the industry branch consolidation trends, we believe that in order to attract new customers, we need to selectively expand our network to fill in gaps in the existing footprint and into adjacent markets. We believe that new smaller branch designs, which are more cost-efficient, are more appropriately sized and staffed for the expected transaction volumes.
Our growth strategy also includes the acquisition of other financial institutions within our market area as well as in neighboring states. On November 1, 2019, we completed our previously announced acquisition of Stewardship Financial and its wholly owned subsidiary, Atlantic Stewardship Bank. In addition, on December 2, 2019, we entered into a definitive agreement to acquire RSB Bancorp, MHC, RSB Bancorp, Inc. and Roselle Bank. We intend to continue actively pursue the acquisition of banks and thrifts, including thrifts in the mutual and mutual holding company structure. In the past, we have relied upon organic growth rather than acquisitions to grow our franchise, and there is no guarantee that we will be successful in pursuing our acquisition strategy.

Maintaining asset quality through the application of a prudent, disciplined approach to credit risk as part of an overall risk management program.
We employ a conservative, analytical approach to the assets we acquire that we have tested over many different business and interest rate cycles. This applies to our securities portfolio, which is comprised primarily of liquid, low credit-risk, government agency-backed securities, as well as, our loan portfolio. Residential loans are underwritten to secondary market standards and our commercial lending policies are designed to be consistent with industry best practices. We subject our loan portfolio to independent internal and external reviews to validate conformance to policies and stress tests to identify areas of potential risk. We have management information systems that provide regular insight into the quantity and direction of credit risk in our loan portfolio segments, including borrower and industry-specific concentrations. We employ limits on concentration risks, including the ratios of commercial real estate and construction loan portfolios to capital. We have developed reporting, analytics and stress testing that we believe provide effective oversight of these portfolios at higher concentration levels.
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
We have embraced the latest technological developments in the banking industry, which we believe allows us to better leverage our employees by enabling them to focus on developing customer relationships, generate retail deposits in an efficient manner, expand the suite of products that we can offer to customers and allow us to compete more efficiently and effectively as we grow. In October 2015, Columbia Bank converted its core system to a state-of-the-art banking platform to facilitate “real time” transaction processing, improve our customer experience and gain efficiencies. During 2017, we implemented a new residential and consumer loan origination system to improve employee productivity and expedite the loan origination process. In 2018, we implemented a new treasury management platform to match the commercial products and services offered to businesses by the regional and money center banks in our market area. We continue to enhance our consumer delivery channels, both online and mobile, to meet our customers’ needs. In 2019, we implemented a new commercial loan underwriting and a new relationship monitoring system to better support and manage our commercial customer base. We expect to continue to enhance our digital technology platforms to provide appealing products and services to our customers and support our sales and marketing initiatives, and recently hired a digital technology officer to support these efforts. Currently, we are in the process of evaluating a digital mortgage system solution as well as upgrading the current company-wide technology infrastructure.
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
We intend to manage our capital position through the growth of assets, as well as the utilization of appropriate capital management tools, consistent with applicable regulations and policies, and subject to market conditions. On June 11, 2019, the Company announced that the Company's Board of Directors authorized a stock repurchase program for up to 4,000,000 shares of the Company's issued and outstanding common stock, commencing on June 13, 2019. On December 5, 2019, the Company announced that its Board of Directors had expanded its stock repurchase program to acquire an additional 3,000,000 shares of the Company’s outstanding common stock in addition to the shares remaining under the repurchase program announced on June 11, 2019.
Our board of directors has the authority to declare dividends on our shares of common stock, and may determine to pay dividends in the future, subject to statutory and regulatory requirements and other considerations such as the ability of Columbia Bank MHC to receive permission from the Federal Reserve Board to waive receipt of any dividends we may determine to declare in the future. If Columbia Financial pays dividends to its stockholders, it also will be required to pay dividends to Columbia Bank MHC, unless Columbia Bank MHC is permitted by the Federal Reserve Board to waive the receipt of dividends. The Federal Reserve Board’s current position is to not permit a "non-grandfathered" mutual holding company to waive dividends declared by its subsidiary. Columbia Bank MHC may determine to apply to the Federal Reserve Board for approval to waive dividends if we determine to pay dividends to our stockholders. Given the Federal Reserve Board’s current position on this issue, there is no assurance that any request by Columbia Bank MHC to waive dividends from Columbia Financial would be permitted. The denial by the Federal Reserve Board of any such dividend waiver request, if sought, could determine whether the board of directors of Columbia Financial determines to declare a dividend, or if so declared, could significantly limit the amount of dividends Columbia Financial would pay in the future, if any.
Critical Accounting Policies
In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry. Our significant accounting policies are described in note 2 to the consolidated financial statements.
Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies, which are discussed below, to be critical accounting policies. These assumptions, estimates and judgments we use can be influenced by a number of factors, including the general economic environment. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.
Allowance for Loan Losses. The calculation of the allowance for loan losses is a critical accounting policy of the Company because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. The allowance consists of two elements: (1) identification of loans that must be reviewed individually for impairment and (2) establishment of an allowance for loan losses for loans collectively evaluated for impairment. We maintain a loan review system that provides a periodic review of the loan portfolio and the identification of impaired loans. The allowance for loan losses for loans individually evaluated for impairment is based on the fair value of collateral or cash flows. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.
The allowance for loan losses for loans collectively evaluated for impairment consists of both quantitative and qualitative loss components established for estimated losses inherent in the portfolio. The evaluation of the allowance for loan losses for loans collectively evaluated for impairment excludes impaired loans which are individually evaluated for impairment. We estimate the quantitative component of the allowance for loan losses for loans collectively evaluated for impairment by applying loss factors based upon the loan type categorization and risk ratings assigned to real estate loans and commercial business loans and by applying qualitative adjustments at the portfolio level. Quantitative loss factors give consideration to historical loss experience and migration experience by loan type over a look-back period, adjusted for a loss emergence period. Qualitative factor adjustments give consideration to other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries and loan volumes, as well as national and local economic trends and conditions. Qualitative factor adjustments to such loss factors are made to reflect risks in the loan portfolio not captured by the quantitative loss factors and, as such, are evaluated relative to risk levels present over the look-back period. The reserves resulting from the application of both the quantitative experiences and qualitative factors are combined to arrive at the allowance for loan losses for loans collectability evaluated for impairment,
The allowance for loan losses is established through provisions for loan losses charged to expense, which is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans. Although we believe that we have established and maintained the allowance for loan losses at appropriate levels, additional reserves may be necessary if future economic or other conditions differ substantially from the current operating environment. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination.

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizable loan losses in any particular period. We believe the primary risks inherent in the portfolio are a general decline in the economy, a decline in real estate market values, rising unemployment, elevated unemployment, increasing vacancy rates, and increases in interest rates in the absence of economic improvement. Any one or a combination of these events may adversely affect a borrower's ability to repay its loan, resulting in increased delinquencies and loan losses. Accordingly, we have recorded loan losses at a level which is estimated to represent the current risk in its loan portfolio.
Most of our non-performing assets are collateral dependent loans which are written down to their current appraised value less estimated costs to sell. We continue to assess the collateral of these loans and update our appraisals on these loans on an annual basis. To the extent the property values decline, there could be additional losses on these non-performing assets, which may be material. Since its peak in 2013, we have experienced a decline in levels of delinquencies, net charge-offs and non-performing assets. Management considered these market conditions in deriving the estimated allowance for loan losses. Should economic difficulties occur, the ultimate amount of loss could vary from that estimate. For additional discussion related to the determination of the allowance for loan losses, see “Risk Management-Analysis and Determination of the Allowance for Loan Losses” and the notes to the consolidated financial statements.
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
Accrued or prepaid taxes represent the net estimated amount due to or to be received from tax jurisdictions either currently or in the future and are reported in other assets or other liabilities in our consolidated financial statements. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of December 31, 2019 and 2018. Therefore, the Company has no unrecognized income tax benefits as of those dates.
As of December 31, 2019, we had net deferred tax assets totaling $10.3 million. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the federal deferred tax assets and that it is more likely than not that the benefits from certain state temporary differences will not be realized. In recognition of this risk, we have provided a valuation allowance of $7.4 million as of December 31, 2019 on the deferred tax assets related to the Bank’s state net operating losses and temporary differences.
Post-retirement Benefits.   We provide certain health care and life insurance benefits, along with a split-dollar BOLI death benefit, to eligible retired employees. We accrue the cost of retiree health care and other benefits during the employees’ period of active service. We account for benefits in accordance with ASC Topic 715 “Pension and Other Post-retirement Benefits.” The guidance requires an employer to: (a) recognize in the statement of financial position the over funded or underfunded status of a defined benefit post-retirement plan measured as the difference between the fair value of plan assets and the benefit obligations; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the Company's fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income (loss), net of tax, the actuarial gain and losses and the prior service costs and credits that arise during the period. These assets and liabilities and expenses are based upon actuarial assumptions including interest rates, rates of increase in compensation, expected rate of return on plan assets and the length of time we will have to provide those benefits. Actual results may differ from these assumptions. These assumptions are reviewed and updated at least annually and management believes the estimates are reasonable.
Pending Accounting Pronouncements
In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the use of the OIS rate based upon SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the direct Treasury obligations of the U.S. Government, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate. The amendments in this ASU are required to be adopted concurrently with the amendments in ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which was issued in August 2017. The effective date for this ASU for the Company is for fiscal years beginning after December 15, 2019, with early adoption, including adoption in an interim period permitted. The amendments should be adopted on a prospective basis for qualifying new of redesignated hedging relationships entered into on or after date of adoption. The Company will adopt this guidance on January 1, 2020, and its adoption will not have a significant impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of this updated guidance is to improve the effectiveness and disclosures in the notes to the financial statements. The ASU removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; removes the policy for timing of transfers between levels; and removes the disclosure related to the valuation process for Level 3 fair value measurements. The ASU also modifies existing disclosure requirements which relate to the disclosure for investments in certain entities which calculate net asset value and clarifies the disclosure about uncertainty in the measurements as of the reporting date. For all entities, the effective date for this guidance is fiscal years beginning after December 15, 2019, including interim periods within the reporting period, with early adoption permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. The Company will adopt this guidance on January 1, 2020, and as its adoption is only disclosure related, it will not have a significant impact on the Company's consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This guidance shortens the amortization period for premiums on callable debt securities by requiring that premiums be amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. This change more closely aligns the accounting with the economics of a callable debt security and the amortization period with expectations that already are included in market pricing on callable debt securities. This guidance does not change the accounting for discounts on callable debt securities, which will continue to be amortized to the maturity date. This guidance includes only instruments that are held at a premium and have explicit call features. It does not include instruments that contain prepayment features, such as mortgage backed securities; nor does it include call options that are contingent upon future events or in which the timing or amount to be paid is not fixed. The effective date for this ASU for the Company is fiscal years beginning after December 15, 2019, including interim periods within the reporting period, with early adoption permitted. Transition is on a modified retrospective basis with an adjustment to retained earnings as of the beginning of the period of adoption. If early adopted in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company will adopt this guidance effective January 1, 2020, and as a result of its adoption, will not have a cumulative-effect adjustment to retained earnings.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The main objective of this guidance is to simplify the accounting for goodwill impairment by requiring that impairment charges be based upon the first step in the current two-step impairment test under ASC 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1. To determine the implied fair value of goodwill, entities estimate the fair value of any unrecognized intangible assets and any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1. Under this guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This guidance eliminates the requirement to calculate a goodwill impairment charge using Step 2. This guidance does not change the guidance on completing Step 1 of the goodwill impairment test. Under this guidance, an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The guidance in the ASU will be applied prospectively and is effective for the Company for annual and interim impairment tests performed in periods beginning after December 15, 2019. The Company will adopt this ASU on January 1, 2020, and its adoption will not have a significant impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL"), further amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. Topic 326 pertains to the measurement of credit losses on financial instruments. This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better determine their credit loss estimates. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This update is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019.

Subsequent to year-end, the Company will adopt the above mentioned ASUs related to Financial Instruments -Credit Losses (Topic 326) as of January 1, 2020, using a modified retrospective approach. Our CECL methodology includes the following key factors and assumptions for all loan portfolio segments:

•	a historical loss period, which represents a full economic credit cycle utilizing internal loss experience, as well as industry and peer historical loss data;

•
a single economic scenario with a reasonable and supportable forecast period of four to six quarters based on management’s current review of macroeconomic factors and the reliability of extended economic forecasts over different time horizons;

•	a reversion period (after the forecast period) using a straight-line approach that extends through the shorter of six quarters or the end of the remaining contractual term; and

•	expected prepayment rates based on a combination of our historical experience and market observations.

Based on several analyses performed during 2019, as well as an implementation analysis utilizing existing exposures and forecasts of macroeconomic conditions as of year-end, we currently expect the adoption of ASU 2016-13 will result in an increase of no more than 10% in our allowance for loan losses and our reserves for unfunded commitments.

As part of the implementation of the ASU, the Company reconciled historical loan data, determined segmentation of the loan portfolio for application of the CECL calculation, determined the key assumptions, selected calculation methods, and established an internal control framework. We are currently finalizing the execution of our implementation controls and enhancing process documentation.

The expected increase in the allowance for loan losses and reserve for unfunded commitments is a result of the change from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to an expected loss model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets; however, we do not expect these allowances to be significant.

Future amounts of provision expense related to our allowance for loan losses and reserves for unfunded commitments will depend on the size and composition of our loan portfolio, future economic conditions and borrowers’ payment performance. Future amounts of provision related our debt securities will depend on the composition of our securities portfolio and current market conditions.

The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date for leases classified as operating leases as well as finance leases. The update also requires new quantitative disclosures related to leases in the Company's consolidated financial statements. There are also practical expedients in this update related to leases that commenced before the effective date, initial direct costs and the use of hindsight to extend or terminate a lease or purchase a leased asset. Lessor accounting remains largely unchanged under this new guidance. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842)-Land Easement Practical Expedient for Transition to Topic 842, which provides an optional practical expedient to not evaluate land easements which were existing or expired before the adoption of Topic 842 that were not accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842) -Targeted Improvements which provides entities with an optional transition method under which comparative periods presented in the financial statements will continue to be in accordance with current Topic 840, Leases, and a practical expedient to not separate non-lease components from the associated lease component. The guidance is effective for the Company for annual periods beginning after December 15, 2019, including interim periods within that reporting period. The Company will not restate comparative periods. The Company will adopt this ASU on January 1, 2020, and upon adoption, will record a right of use asset of $22.2 million and a lease liability of $23.3 million. The adoption of this ASC will not have a significant impact on the Company's Consolidated Statement of Income.

Comparison of Financial Condition at December 31, 2019 and 2018

General
Total assets increased $1.5 billion, or 22.4%, to $8.2 billion at December 31, 2019 from $6.7 billion at December 31, 2018. The increase in total assets was primarily attributed to increases in cash and cash equivalents of $33.3 million, debt securities available for sale of $65.5 million, loans receivable, net, of $1.2 billion, goodwill and intangible assets of $62.5 million, and other assets of $38.7 million. Loans receivable, net increased $1.2 billion, or 24.8%, during 2019, to $6.1 billion, while both debt and equity securities increased $90.0 million or 6.9%. These increases were primarily impacted by the acquisition of assets with fair values totaling $961.6 million from our acquisition of Stewardship Financial. Total liabilities increased $1.5 billion, or 26.0%, to $7.2 billion at December 31, 2019 from $5.7 billion at December 31, 2018. The increase is primarily attributable to an increase in deposits of $1.2 billion or 27.9%, and borrowings of $217.8 million, or 18.3%. These increases were primarily impacted by the assumption of liabilities with fair values totaling $880.4 million from Stewardship. Stockholders’ equity increased $10.5 million, or 1.1%, in 2019 to $982.5 million from $972.1 million in 2018, primarily due to net income of $54.7 million, coupled with improved fair values on debt securities within the available for sale securities portfolio, partially offset by the repurchase of approximately 3,544,000 of common stock for $55.3 million.
Securities
Debt securities available for sale and held to maturity increased $89.1 million, or 6.9%, to $1.4 billion at December 31, 2019 from $1.3 billion at December 31, 2018. The increase in securities during 2019 was primarily impacted by the acquisition of $51.7 million in securities from Stewardship, coupled with an increase in the unrealized gain on the debt securities available for sale portfolio. We continue to focus on maintaining a high quality securities portfolio that provides consistent cash flows in changing interest rate environments. At December 31, 2019, our total securities portfolio was 16.9% of total assets, as compared to 19.4% at December 31, 2018.
At December 31, 2019, 89.2% of the debt securities available for sale portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2019, corporate debt securities comprised the next largest segment of the available for sale portfolio, totaling 6.3%. At December 31, 2019, the remainder of our available for sale securities portfolio consisted of U.S. Government and agency obligations, trust preferred securities, and municipal obligations, which comprised 3.9%, 0.4% and 0.2%, respectively.
At December 31, 2019, 93.0% of the debt securities held to maturity portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2019, the remainder of our held to maturity securities portfolio consisted of U.S. Government and agency obligations which comprised 7.0% of the portfolio.
To mitigate the credit risk related to our securities portfolio, we primarily invest in agency and highly-rated securities. As of December 31, 2019, approximately 94.3% of the total portfolio consisted of direct government obligations or government sponsored enterprise obligations, approximately 5.0% of the portfolio was rated at least investment grade and approximately 0.7% of the portfolio was not rated. Securities not rated consist primarily of short term municipal bond anticipation notes, private placement municipal notes issued and guaranteed by local municipal authorities, one subordinated debt issued by a financial institution holding company and equity securities.

The following tables set forth the amortized cost and fair value of securities at December 31, 2019, 2018 and 2017 and at September 30, 2017:

	At December 31,						At September 30,
	2019		2018		2017		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$42,081	$42,386	$54,821	$54,157	$39,909	$39,644	$24,954	$24,873
Mortgage-backed securities and collateralized mortgage obligations	968,165	979,881	934,631	920,007	615,924	606,612	479,927	473,491
Municipal obligations	2,284	2,284	987	987	1,957	1,957	1,357	1,357
Corporate debt securities	68,613	69,180	54,493	53,467	54,489	54,514	49,489	49,493
Trust preferred securities	5,000	4,605	5,000	4,250	5,000	4,656	5,000	4,708
Total securities available for sale	$1,086,143	$1,098,336	$1,049,932	$1,032,868	$717,279	$707,383	$563,209	$557,176
Debt securities held to maturity:
U.S. government and agency obligations	$20,000	$19,960	$23,404	$23,241	$8,402	$8,344	$3,407	$3,400
Mortgage-backed securities and collateralized mortgage obligations	265,756	269,545	238,739	231,600	231,216	227,781	129,532	128,422
Total debt securities held to maturity	$285,756	$289,505	$262,143	$254,841	$239,618	$236,125	$132,939	$131,822
Equity securities	$1,989	$2,855	$1,196	$1,890	$2,328	$3,187	$2,482	$3,254
Total securities	$1,373,888	$1,390,696	$1,313,271	$1,289,599	$959,225	$946,695	$698,630	$692,252

At December 31, 2019 and 2018, securities with carrying values of $298.3 million and $1.1 billion, respectively were in net unrealized loss positions that totaled $2.4 million and $27.4 million, respectively. The decrease in unrealized losses on securities in 2019 was primarily due to the decrease in market interest rates between periods. When evaluating for impairment, we consider the duration and extent to which fair value is less than cost, the creditworthiness and near-term prospects of the issuer, the likelihood of recovering our investment, whether we have the intent to sell the security, or whether it is more likely than not that we will be required to sell the security before recovery, and other available information to determine the nature of the decline in the fair value of the securities.

At December 31, 2019, the unrealized losses in the portfolio were mainly attributed to GSE mortgage-backed securities and GSE CMOs. The temporary loss position associated with debt securities available for sale was the result of changes in market interest rates relative to the coupon of the security and changes in credit spread. As we do not intend to sell the securities, and it is not likely we will be required to sell the securities before recovery, we do not consider the securities to be other-than-temporarily impaired at December 31, 2019. During the years ended December 31, 2019 and 2018, we did not record any impairment charges on securities.
At December 31, 2019 and 2018, we had no securities in a single company or entity (other than United States Government and United States GSE securities) that had an aggregate book value in excess of 5% of our equity.
The following tables set forth the stated maturities and weighted average yields of securities at December 31, 2019. Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges.

Equity securities are not included in the table based on lack of a maturity date. The tables present contractual maturities for mortgage-backed securities and does not reflect repricing or the effect of prepayments.

	At December 31, 2019
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Debt securities available for sale:
U.S. government and agency obligations	$15,996	1.63%	$20,781	2.03%	$5,609	2.44%	$—	—%	$42,386	1.93%
Mortgage-backed securities and collateralized mortgage obligations	—	—	77,090	2.58	258,433	2.80	644,358	2.84	979,881	2.81
Municipal obligations	910	3.80	899	2.56	—	—	475	4.00	2,284	3.36
Corporate debt securities	10,038	2.59	11,059	2.76	43,456	4.70	4,627	2.56	69,180	3.94
Trust preferred securities	—	—	—	—	4,605	2.65	—	—	4,605	2.65
Total	$26,944	2.06%	$109,829	2.49%	$312,103	3.06%	$649,460	2.84%	$1,098,336	2.85%

	At December 31, 2019
	More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Debt securities held to maturity:
U.S. government and agency obligations	$—	—%	$—	—%	$20,000	3.45%	$20,000	3.45%
Mortgage-backed securities and collateralized mortgage obligations	51,009	2.63	74,774	2.97	139,973	3.15	265,756	3.00
Total	$51,009	2.63%	$74,774	2.97%	$159,973	3.18%	$285,756	3.03%

Loans receivable

Total gross loans increased $1.2 billion or 24.8%, to $6.1 billion at December 31, 2019 from $4.9 billion at December 31, 2018. The multifamily and commercial real estate portfolio increased 36.3%, or $777.8 million, during 2019 primarily as a result of the acquisition of $510.8 million in loans acquired from Stewardship, supplemented by internal originations. Commercial business loans also increased 44.7%, or $149.3 million, during 2019, to $483.2 million from $333.9 million at December 31, 2018 primarily as a result of the acquisition of $117.5 million in loans acquired from Stewardship, supplemented by internal originations.

Construction loans increased 14.3%, or $37.5 million, during 2019 to $298.9 million from $261.5 million at December 31, 2018 of which $10.2 million was acquired from Stewardship. One-to-four family real estate loans increased 13.5%, or $246.9 million, during 2019, to $2.1 billion from $1.8 billion at December 31, 2018. One-to-four family real estate lending increased as we continued to offer competitive pricing on our products and hired additional mortgage lenders to focus on increasing volume in New Jersey as well as to continue to expand into the Pennsylvania market, and to a lesser extent, the New York market. The increase was supplemented by the acquisition of $78.6 million in one-to-four family loans from Stewardship.
Our consumer loan originations, which are primarily comprised of home equity loans and advances, continue to be impacted by weak demand. The reduction in volume was influenced by the low interest rate environment, additional tightening of underwriting on these types of loans, and newly enacted restrictions on the tax deductibility of home mortgage interest. As a result of these factors, home equity loans and advances decreased 1.4%, or $5.4 million, during 2019, even though we acquired $36.9 million in loans from Stewardship.
The following tables present the loan portfolio for the periods indicated:

	At December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$2,077,079	33.8%	$1,830,186	36.9%
Multifamily and commercial	2,919,985	47.3	2,142,154	43.2
Construction	298,942	4.8	261,473	5.3
Total real estate loans	5,296,006	85.9	4,233,813	85.4
Commercial business loans	483,215	7.8	333,876	6.7
Consumer loans:
Home equity loans and advances	388,127	6.3	393,492	7.9
Other consumer loans	1,960	—	1,108	—
Total consumer loans	390,087	6.3	394,600	7.9
Total loans	6,169,308	100.0%	4,962,289	100.0%
Purchased credit-impaired loans	7,021		—
Net deferred loan costs, fees and purchased premiums and discounts	21,237		16,893
Allowance for loan losses	(61,709)		(62,342)
Loans receivable, net	$6,135,857		$4,916,840

	At December 31,		At September 30,
	2017		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$1,615,000	36.3%	$1,578,835	36.3%	$1,553,345	39.1%	$1,492,852	39.1%
Multifamily and commercial	1,870,475	42.1	1,821,982	41.9	1,558,939	39.2	1,499,305	39.3
Construction	233,652	5.3	218,408	5.0	188,480	4.7	132,933	3.5
Total real estate loans	3,719,127	83.7	3,619,225	83.2	3,300,764	83.0	3,125,090	81.9
Commercial business loans	277,970	6.3	267,664	6.1	177,742	4.5	173,034	4.5
Consumer loans:
Home equity loans and advances	447,920	10.0	464,962	10.7	497,797	12.5	517,352	13.6
Other consumer loans	998	—	1,270	—	1,331	—	913	—
Total consumer loans	448,918	10.0	466,232	10.7	499,128	12.5	518,265	13.6
Total loans	4,446,015	100.0%	4,353,121	100.0%	3,977,634	100.0%	3,816,389	100.0%
Net deferred loan costs, fees and purchased premiums and discounts	12,633		9,135		6,475		4,779
Allowance for loan losses	(58,178)		(54,633)		(51,867)		(56,948)
Loans receivable, net	$4,400,470		$4,307,623		$4,307,729		$3,925,465

Loan Maturity

The following tables set forth certain information at December 31, 2019 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. The table reflects final maturities for construction loans that convert to permanent loans. Demand loans having no stated schedule of repayments or maturity are reported as due in one year or less.

	December 31, 2019
	Real Estate
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Amounts due in:
One year or less	$1,088	$67,408	$210,797	$250,652	$1,074	$995	$532,014
More than one year to five years	33,997	805,475	65,027	112,493	23,244	965	1,041,201
More than five years to ten years	211,805	1,532,036	4,755	90,178	81,426	—	1,920,200
More than ten years	1,830,189	515,066	18,363	29,892	282,383	—	2,675,893
Total	$2,077,079	$2,919,985	$298,942	$483,215	$388,127	$1,960	$6,169,308

The following table sets forth all loans at December 31, 2019 that are due after December 31, 2020 and have either fixed interest rates or floating or adjustable interest rates:

	Due After December 31, 2020
	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One-to-four family	$1,805,776	$270,216	$2,075,992
Multifamily and commercial	1,071,780	1,780,796	2,852,576
Construction	19,316	68,830	88,146
Commercial business loans	113,070	119,493	232,563
Consumer loans:
Home equity loans and advances	235,182	151,870	387,052
Other consumer loans	965	—	965
Total loans	$3,246,089	$2,391,205	$5,637,294

Loan Originations and Sales
The following table shows loans originated, purchased, sold and other reductions in loans during the periods indicated:

	Years Ended December 31,			Year Ended September 30,
	2019	2018	2017	2017
	(In thousands)
Total loans at beginning of period	$4,979,182	$4,458,648	$4,091,862	$3,977,634
Originations:
Real estate loans:
One-to-four family	499,430	430,548	321,784	336,492
Multifamily and commercial	347,867	320,845	263,110	469,552
Construction	204,838	186,726	231,017	114,958
Total real estate loans	1,052,135	938,119	815,911	921,002
Commercial business loans	139,922	130,542	128,931	138,075
Consumer loans:
Home equity loans and advances	93,217	68,721	93,235	110,328
Other consumer loans	354	113	—	3,166
Total consumer loans	93,571	68,834	93,235	113,494

Total loans originated	1,285,628	1,137,495	1,038,077	1,172,571

Purchases	89,774	32,251	67,154	20,473
Loans acquired from Stewardship Financial Corporation	757,223	—	—	—
Less:
Principal payments, repayments, and other items, net	(685,862)	(601,611)	(664,137)	(745,500)
Loan sales	(113,617)	(35,654)	(73,204)	(62,407)
Securitization of loans	(21,615)	—	—	—
Transfer of loans receivable to loans held-for-sale	(93,147)	(11,696)	—	—
Transfer to real estate owned	—	(251)	(1,104)	(515)
Total loans at end of period	$6,197,566	$4,979,182	$4,458,648	$4,362,256

Deposits

Our primary source of funds is our deposits, which are comprised of non-interest bearing and interest-bearing transaction accounts, money market deposit accounts, savings and club accounts and certificates of deposit.

Deposits increased $1.2 billion, or 27.9%, to $5.6 billion at December 31, 2019 from $4.4 billion at December 31, 2018. The increase in deposits was primarily the result of $782.7 million in deposits assumed from Stewardship, and consisted of increases in all categories of deposits. The balances of non-interest bearing demand, interest-bearing demand, money market, savings and club, and certificates of deposits assumed from Stewardship, included in outstanding balances as of December 31, 2019 totaled $172.4 million, $171.3 million, $158.3 million, $77.2 million, and $203.5 million, respectively. Certificates of deposit obtained from Stewardship outstanding as of December 31, 2019 included $31.6 million in balances of certificates obtained through brokers. Municipal deposits totaled $526.0 million at December 31, 2019 compared to $406.8 million at December 31, 2018. We continue our efforts to emphasize deposit taking though various channels.
During 2019, non-interest bearing demand accounts increased $234.6 million, or 32.4%, primarily due to the balances assumed from Stewardship, along with an increase in commercial checking account balances. During 2019, interest-bearing demand accounts increased $501.0 million, or 41.1%, due to the balances assumed from Stewardship, along with the increase attributable to our Yield Plus checking product and the increase in municipal deposits of $119.1 million, or 29.3%. Money market accounts increased $150.7 million, or 58.0%, primarily due to the balances assumed from Stewardship, while certificates of deposits increased $312.8 million, or 18.4%, primarily due to the balances assumed from Stewardship, along with the offering of special promotional rates at our four new branches that opened during the year. We continue to increase deposits by being competitive on pricing, offering promotions and by deepening our customer relationships.
The following table sets forth the deposit balances as of the periods indicated:

	At December 31,						At September 30,
	2019		2018		2017		2017
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)

Non-interest-bearing demand	$958,442	17.0%	$723,794	16.4%	$719,339	16.9%	$676,067	16.4%
Interest-bearing demand	1,720,383	30.4	1,219,381	27.6	1,332,297	31.3	1,268,833	30.8
Money market accounts	410,392	7.3	259,694	5.9	262,396	6.2	273,605	6.6
Savings and club deposits	543,480	9.6	510,688	11.6	545,401	12.8	546,449	13.3
Certificates of deposit	2,013,145	35.7	1,700,316	38.5	1,403,882	32.9	1,358,474	32.9
Total deposits	$5,645,842	100.0%	$4,413,873	100.0%	$4,263,315	100.0%	$4,123,428	100.0%
We are required to pledge securities to secure municipal deposits. At December 31, 2019 and 2018, we had pledged securities totaling $398.2 million and $438.9 million, respectively, to secure these deposits.

The following table sets forth the deposit activity for the periods indicated:

	Years Ended December 31,			Year Ended September 30,
	2019	2018	2017	2017
	(In thousands)

Beginning balance	$4,413,873	$4,263,315	$3,871,497	$3,822,815
Increase before interest credited	1,170,418	111,035	364,819	275,032
Interest credited	61,551	39,523	26,999	25,581
Net increase in deposits	1,231,969	150,558	391,818	300,613
Ending balance	$5,645,842	$4,413,873	$4,263,315	$4,123,428

The following table sets forth the time remaining until maturity for certificates of deposit of $100,000 or more at December 31, 2019:

Balance
(In thousands)
Maturity Period:
Three months or less	$155,283
Over three through six months	133,707
Over six through twelve months	408,772
Over twelve months	393,033
Total	$1,090,795

The following table sets forth all of our certificates of deposit classified by interest rate as of the dates indicated:

	At December 31,			At September 30,
	2019	2018	2017	2017
	(In thousands)

Less than 0.50%	$19,169	$35,706	$63,686	$79,849
0.50% to 0.99%	9,007	21,856	169,935	148,661
1.00% to 1.49%	123,708	260,444	635,367	647,851
1.50% to 1.99%	576,354	709,778	379,516	325,256
2.00% to 2.49%	580,882	339,036	155,378	156,857
2.50% to 2.99%	678,681	333,496	—	—
3.00% and greater	25,344	—	—	—
Total	$2,013,145	$1,700,316	$1,403,882	$1,358,474

The following table sets forth the amount and maturities of our certificates of deposit by interest rate at December 31, 2019:

	Period to Maturity
	One Year or Less	More Than One Year to Two Years	More Than Two Years to Three Tears	More Than Three Years to Four Years	More Than Four Years	Total	Percentage of Certificate Accounts
	(Dollars in thousands)

Less than 0.50%	$18,358	$811	$—	$—	$—	$19,169	0.95%
0.50% to 0.99%	6,675	1,475	804	53	—	9,007	0.45%
1.00% to 1.49%	91,396	22,613	6,639	681	2,379	123,708	6.15%
1.50% to 1.99%	437,612	104,515	24,025	4,887	5,315	576,354	28.63%
2.00% to 2.49%	376,094	167,537	24,907	5,669	6,675	580,882	28.85%
2.50% to 2.99%	363,273	227,165	85,823	72	2,348	678,681	33.71%
3.00% and greater	205	24,879	260	—	—	25,344	1.26%
Total	$1,293,613	$548,995	$142,458	$11,362	$16,717	$2,013,145	100.00%

The following tables set forth the average balances and weighted average rates of our deposit products at the dates indicated:

	For the Years Ended December 31,
	2019			2018
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$776,850	16.11%	—%	$704,155	15.75%	—%
Interest-bearing demand	1,420,667	29.47	1.24	1,323,766	29.61	0.86
Money market accounts	286,281	5.94	0.80	299,389	6.70	0.51
Savings and club deposits	495,261	10.27	0.16	628,746	14.06	0.16
Certificates of deposit	1,842,243	38.21	2.22	1,514,843	33.88	1.69
Total	$4,821,302	100.00%	1.28%	$4,470,899	100.00%	0.88%

	For the Year Ended December 31,			For the Year Ended September 30,
	2017			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$627,999	15.5%	—%	$607,836	15.3%	—%
Interest-bearing demand	1,305,412	32.2	0.62	1,284,418	32.3	0.59
Money market accounts	272,230	6.7	0.28	270,919	6.8	0.28
Savings and club deposits	545,640	13.4	0.15	543,070	13.7	0.15
Certificates of deposit	1,306,365	32.2	1.33	1,266,717	31.9	1.29
Total	$4,057,646	100.0%	0.67%	$3,972,960	100.0%	0.64%

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

The following table sets forth the outstanding borrowings and weighted averages at the dates or for the periods indicated:

	Years Ended December 31,			Year Ended September 30,
	2019	2018	2017	2017
	(Dollars in thousands)
Maximum amount outstanding at any month-end during the year:
Lines of credit	$180,300	$195,200	$66,700	$66,700
FHLB advances	1,275,391	1,029,580	822,400	645,200
Subordinated notes	16,936	—	—	—
Junior subordinated debentures	6,932	51,258	50,657	50,643
Securities sold under repurchase agreements	—	10,000	10,000	40,000

Average outstanding balance during the year:
Lines of credit	$77,165	$95,193	$22,762	$24,324
FHLB advances	1,056,115	816,839	631,799	603,641
Subordinated notes	2,881	—	—	—
Junior subordinated debentures	1,253	31,422	50,628	50,614
Securities sold under repurchase agreements	—	82	35,452	40,685

Weighted average interest rate during the year:
Lines of credit	2.28%	2.27%	1.15%	0.96%
FHLB advances	2.39	2.09	2.08	2.13
Subordinated notes	3.92	—	—	—
Junior subordinated debentures	5.19	11.03	8.25	8.00
Securities sold under repurchase agreements	—	3.66	3.90	3.95

Balance outstanding at end of the year:
Lines of credit	$107,800	$159,600	$46,000	$—
FHLB advances	1,275,391	1,029,580	822,400	642,400
Subordinated notes	16,899	—	—	—
Junior subordinated debentures	6,932	—	50,657	50,643
Securities sold under repurchase agreements	—	—	10,000	40,000

Weighted average interest rate at end of year:
Lines of credit	1.81%	2.60%	1.53%	—%
FHLB advances	2.09	2.40	1.92	2.10
Subordinated notes	6.75	—	—	—
Junior subordinated debentures	5.09	—	8.00	8.00
Securities sold under repurchase agreements	—	—	3.23	3.88

Comparison of Financial Condition at December 31, 2018 and 2017

For a comparison of the Company’s financial condition at December 31, 2018 and 2017, please see the section captioned “Comparison of Financial Condition at December 31, 2018 and 2017 and at September 30, 2017 and 2016” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations for the Year Ended December 31, 2019

Financial Highlights

Net income was $54.7 million for the year ended December 31, 2019 as compared to $22.7 million for the year ended December 31, 2018, an increase of $32.0 million, or 140.7%. The increase was attributable to increases in net interest income of $8.3 million, or 5.1%, and non-interest income of $9.9 million, or 45.9%, and decreases in our provision for loan losses of $2.5 million, or 36.7% in 2019, and in non-interest expense of $16.7 million, or 11.5%, partially offset by an increase in income tax expense of $5.4 million, or 49.8%. In 2019, the increase in non-interest income was primarily attributable to an increase in income from loan fees and service charges of $4.2 million, which included an increase in income from swap transactions of $4.1 million, and an increase in gains on the sale of securities of $2.5 million. There was an increase of $979,000 in other non-interest income which primarily related to increases in ATM, check card and other related income.
The decrease in non-interest expense was primarily attributable to a one-time charitable contribution to the Columbia Bank Foundation of $34.8 million being included in the 2018 period. Excluding the impact of this one-time contribution in 2018, non-interest expense increased $18.1 million, or 16.3%, for the year ended December 31, 2019. This increase was attributable to an increase in compensation and employee benefits expense of $7.0 million, an increase in occupancy expense of $1.6 million, an increase in professional fees of $1.3 million, an increase in other non-interest expense of $6.2 million and merger-related expenses of $2.8 million recorded in the 2019 period, partially offset by a $998,000 decrease in federal deposit insurance premiums. The higher compensation and employee benefits expense was primarily attributable to $3.7 million in expense recorded in connection with grants made under the Company's 2019 Equity Incentive Plan, coupled with the cost of new hires. The increase in occupancy expense was primarily the result of an increase in depreciation expense related to newly opened branches and facility renovations, while the increase in professional fees was the result of higher legal, accounting and consulting fees commensurate with being a public company. The federal deposit insurance premium expense decreased during the year ended December 31, 2019, as the Federal Deposit Insurance Corporation's reserve rates exceeded a limit at which a small bank assessment credit was applied against premiums due.
The overall increase in our pre-tax income was mostly attributable to the previously noted charitable contribution included in the 2018 period. Income tax expense increased $5.4 million, or 49.8%, to $16.4 million for the year ended December 31, 2019, from $10.9 million for the year ended December 31, 2018. The Company's effective tax rate was 23.0% and 32.5% for the years ended December 31, 2019 and 2018, respectively. The 2018 income tax expense and resulting effective tax rate was impacted by the net loss resulting from the one-time charitable contribution. The 2019 income tax expense and resulting decrease in the effective tax rate was primarily driven by maximizing the tax benefits related to the Bank's investment subsidiary, coupled with other previously implemented tax strategies.
Summary Income Statements

The following table sets forth the income summary for the periods indicated:

	Years Ended December 31,
			Change 2019/2018
	2019	2018	$	%
	(Dollars in thousands)
Net interest income	$172,371	$164,034	$8,337	5.1%
Provision for loan losses	4,224	6,677	(2,453)	(36.7)%
Non-interest income	31,636	21,688	9,948	45.9%
Non-interest expense	128,701	145,386	(16,685)	(11.5)%
Income tax expense	16,365	10,923	5,442	49.8%
Net income	$54,717	$22,736	$31,981	140.7%

Return on average assets	0.77%	0.36%
Return on average equity	5.50%	2.87%

Net Interest Income

For the year ended December 31, 2019, net interest income increased $8.3 million, or 5.1%, to $172.4 million from $164.0 million for the year ended December 31, 2018. For the year ended December 31, 2019, total interest income increased $34.8 million, or 15.4%, to $261.1 million from $226.3 million for the year ended December 31, 2018. The increase in net interest income was primarily attributable to increases in average balances and yields on both the loan and securities portfolios. The yield on the loan portfolio for the year ended December 31, 2019 was 14 basis points higher than the yield for the year ended December 31, 2018, while the yield on the securities portfolio was 6 basis points higher for the 2019 period.

The average rate of our interest-bearing liabilities increased to 1.71% for the year ended December 31, 2019, from 1.32% for the year ended December 31, 2018, primarily as a result of an increase of 47 basis points in the average rate on deposits, partially offset by a decrease of 2 basis points in the average rate on borrowings. For the year ended December 31, 2019 total interest expense increased $26.5 million, or 42.5%, to $88.7 million from $62.3 million for the year ended December 31, 2018 due to an increase in both the volume and rate of interest-bearing liabilities. During 2019, the average balance of our borrowings increased $193.7 million while the total cost of borrowings decreased 2 basis points. The cost of interest-bearing deposits increased 47 basis points in 2019 as a result of an increase in overall interest rates, coupled with an increase in the average balance of $277.7 million, primarily in higher yielding certificates of deposits.
Provision for Loan Losses

A provision for loan losses of $4.2 million was recorded for the year ended December 31, 2019 compared to a provision of $6.7 million for the year ended December 31, 2018. The decrease was primarily driven by a decrease in historical loss factors, partially offset by the growth in the loan portfolio. Net charge-offs increased to $4.9 million for the year ended December 31, 2019, as compared to $2.5 million for the year ended December 31, 2018. We charge-off any collateral or cash flow deficiency on all classified loans once they are 90 days delinquent or earlier if management believes the collectability of the loan is unlikely. The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment. Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions. At December 31, 2019, the allowance for loan losses totaled $61.7 million, or 1.00% of total loans outstanding, compared to $62.3 million, or 1.26% of total loans outstanding, as of December 31, 2018. An analysis of the changes in the allowance for loan losses is presented under “Risk Management-Analysis and Determination of the Allowance for Loan Losses” below.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Years Ended December 31,
	2019	2018
	(In thousands)
Demand deposit account fees	$4,478	$3,987
Bank-owned life insurance	5,846	5,208
Title insurance fees	4,981	4,297
Loan fees and service charges	6,707	2,519
Gain on securities transactions	2,612	116
Change in fair value of equity securities	305	—
Gain on sale of loans	785	618
Other non-interest income	5,922	4,943
Total	$31,636	$21,688

For the year ended December 31, 2019, non-interest income increased $9.9 million, or 45.9%, to $31.6 million from $21.7 million for the year ended December 31, 2018. In 2019, the increase in non-interest income was primarily attributable to an increase in income from loan fees and service charges of $4.2 million, which included an increase in income from swap transactions of $4.1 million, and an increase in gains on the sale of securities of $2.5 million. There was an increase of $979,000 in other non-interest income which primarily related to increases in ATM, check card and other related income.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Years Ended December 31,
	2019	2018
	(In thousands)
Compensation and employee benefits	$84,256	$77,226
Occupancy	16,180	14,547
Federal deposit insurance premiums	895	1,893
Advertising	3,932	4,137
Professional fees	5,913	4,619
Data processing	3,001	2,600
Charitable contribution to foundation	—	34,767
Merger-related expenses	2,755	—
Other non-interest expense	11,769	5,597
Total	$128,701	$145,386
For the year ended December 31, 2019, non-interest expense decreased $16.7 million, or 11.5%, to $128.7 million from $145.4 million for the year ended December 31, 2018. The decrease in non-interest expense was primarily attributable to a one-time charitable contribution to the Columbia Bank Foundation of $34.8 million being included in the 2018 period. Excluding the impact of this one-time contribution in 2018, non-interest expense increased $18.1 million, or 16.3%, for the year ended December 31, 2019. This increase was attributable to an increase in compensation and employee benefits expense of $7.0 million, an increase in occupancy expense of $1.6 million, an increase in professional fees of $1.3 million, an increase in other non-interest expense of $6.2 million and merger-related expenses of $2.8 million recorded in the 2019 period, partially offset by a $998,000 decrease in federal deposit insurance premiums. The higher compensation and employee benefits expense was primarily attributable to $3.7 million in expense recorded in connection with grants made under the Company's 2019 Equity Incentive Plan, coupled with the cost of new hires. The increase in occupancy expense was primarily the result of an increase in depreciation expense related to newly opened branches and branch renovations, while the increase in professional fees was the result of higher legal, accounting and consulting fees commensurate with being a public company. The federal deposit insurance premium expense decreased during the year ended December 31, 2019, as the Federal Deposit Insurance Corporation's reserve rates exceeded a limit at which a small bank assessment credit was applied against premiums due.
For the year ended December 31, 2019, our core efficiency ratio was 62.5% compared to 59.6% for the year ended December 31, 2018. Core efficiency ratio is a non-GAAP measure derived from our efficiency ratio, which is calculated by dividing our GAAP non-interest expenses by our GAAP revenue, and is adjusted for unusual or one-time charges or non-routine events. Management believes that the presentation of core efficiency ratio assists investors, regulators and market analysts in understanding the impact of these non-recurring items on our efficiency ratio. For a reconciliation of our core efficiency ratio, see page 29 of this report.

Income Tax Expense

We recorded income tax expense of $16.4 million for the year ended December 31, 2019, reflecting an effective tax rate of 23.0%, compared to income tax expense of $10.9 million for 2018, reflecting an effective tax rate of 32.5%. The 2018 income tax expense and resulting effective tax rate was impacted by the net loss resulting from the one-time charitable contribution. The 2019 income tax expense and resulting decrease in the effective tax rate was primarily driven by maximizing the tax benefits related to the Bank's investment subsidiary, coupled with other previously implemented tax strategies.

As of December 31, 2019, we had net deferred tax assets totaling $10.3 million. These deferred tax assets can only be realized if we generate taxable income in the future. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We have provided a valuation allowance of $7.4 million as of December 31, 2019 on the deferred tax assets related to the Bank’s state net operating losses and temporary differences.

Results of Operations for the Year Ended December 31, 2018

Financial Highlights

Net income was $22.7 million for the year ended December 31, 2018 as compared to $24.8 million for the year ended December 31, 2017, a decrease of $2.0 million, or 8.2%. Increases in net interest income of $20.7 million, or 14.5%, and non-interest income of $4.9 million, or 29.0%, and a decrease in our provision for loan losses of $3.1 million, or 32.0% in 2018 were more than offset by an increase in non-interest expense of $40.0 million, or 37.9%. In 2018, non-interest income included increases in demand deposit account fees, income from bank-owned life insurance, title insurance fees and loan fees and service charges. In addition, the 2018 period included $734,000 in gains on sales of securities and loans, while the 2017 period included $2.9 million in losses from the sale of securities and loans. The increase in non-interest expense was primarily attributable to $34.8 million in a charitable contribution to the Columbia Bank Foundation in connection with our minority stock offering. For additional information related to this charitable contribution see Item I. “Business-General.” The overall decrease in our pre-tax income was partially offset by a decrease of $9.2 million, or 45.7%, in income tax expense due to tax law changes.
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
Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Years Ended December 31,
	2018	2017
	(In thousands)
Demand deposit account fees	$3,987	$3,778
Bank-owned life insurance	5,208	4,938
Title insurance fees	4,297	3,844
Loan fees and service charges	2,519	2,143
Gain (loss) on securities transactions	116	(2,159)
Gain (loss) on sale of loans	618	(788)
Other non-interest income	4,943	5,062
Total	$21,688	$16,818

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

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Years Ended December 31,
	2018	2017
	(In thousands)
Compensation and employee benefits	$77,226	$63,605
Occupancy	14,547	13,475
Federal deposit insurance premiums	1,893	1,654
Advertising	4,137	4,775
Professional fees	4,619	4,157
Data processing	2,600	2,309
Charitable contribution to foundation	34,767	3,509
Merger-related expenses	—	—
Other non-interest expense	5,597	11,937
Total	$145,386	$105,421

For the year ended December 31, 2018, non-interest expense increased $40.0 million, or 37.9%, to $145.4 million from $105.4 million for the year ended December 31, 2017. The increase in non-interest expense included a $6.3 million increase in compensation and benefits expense resulting from costs for additional staff and other performance-based compensation as well as normal annual increases in employee benefit related expenses such as medical insurance and payroll taxes. Charitable contributions increased as a result of a $34.8 million contribution to the Columbia Bank Foundation during 2018 in connection with the Company’s minority public offering. Occupancy expense increased $1.1 million due to an increase in depreciation expense associated with continued renovations at the corporate office as well as other operating locations, and typical annual increases in repairs and maintenance and property tax expenses. For the year ended December 31, 2018, our core efficiency ratio was 59.6% compared to 62.8% for the year ended December 31, 2017. Core efficiency ratio is a non-GAAP measure derived from our efficiency ratio, which is calculated by dividing our GAAP non-interest expenses by our GAAP revenue, and is adjusted for unusual or one-time charges or non-core events. Management believes that the presentation of core efficiency ratio assists investors in understanding the impact of these non-recurring items on our efficiency ratio. For a reconciliation of our core efficiency ratio, see page 29 of this report.

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

As of December 31, 2018, we had net deferred tax assets totaling $16.2 million. These deferred tax assets can only be realized if we generate taxable income in the future. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We have provided a valuation allowance of $2.4 million as of December 31, 2018 on the deferred tax assets related to the Bank’s state net operating losses and temporary differences.
Results of Operations for the Fiscal Year Ended September 30, 2017
For a comparison of the Company’s results of operations for the years ended September 30, 2017 and 2016, please see the section captioned “Results of Operations for the Fiscal Year Ended September 30, 2017” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income and dividends from average interest-earning assets, and interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average daily balances of assets or liabilities, respectively, for the periods presented. Loan (fees) costs, including prepayment fees, are included in interest income on loans and are not material. Non-accrual loans and PCI loans are included in the average balances and are not material. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Years Ended December 31,
	2019			2018
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
	(Dollars in thousands)
Interest earning assets:
Loans (1)	$5,222,953	$217,774	4.17%	$4,711,915	$189,869	4.03%
Securities (2)	1,380,801	39,118	2.83%	1,171,617	32,485	2.77%
Other interest-earning assets	71,551	4,191	5.86%	111,218	3,936	3.54%
Total interest-earning assets	6,675,305	$261,083	3.91%	5,994,750	$226,290	3.77%
Non-interest-earning assets	411,549			324,499
Total assets	$7,086,854			$6,319,249

Interest-bearing liabilities:
Interest-bearing demand	$1,420,667	$17,621	1.24%	$1,323,766	$11,395	0.86%
Money market accounts	286,281	2,301	0.80%	299,389	1,538	0.51%
Savings and club deposits	495,261	770	0.16%	628,746	993	0.16%
Certificates of deposit	1,842,243	40,859	2.22%	1,514,843	25,597	1.69%
Total interest-bearing deposits	4,044,452	61,551	1.52%	3,766,744	39,523	1.05%
FHLB advances	1,133,280	26,983	2.38%	912,032	19,263	2.11%
Subordinated notes	2,881	113	3.92%	—	—	—%
Junior subordinated debentures	1,253	65	5.19%	31,422	3,467	11.03%
Other borrowings	—	—	—%	222	3	1.35%
Total borrowings	1,137,414	27,161	2.39%	943,676	22,733	2.41%
Total interest-bearing liabilities	5,181,866	$88,712	1.71%	4,710,420	$62,256	1.32%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	776,850			704,155
Other non-interest-bearing liabilities	133,213			112,785
Total liabilities	6,091,929			5,527,360
Total stockholders' equity	994,925			791,889
Total liabilities and stockholders' equity	$7,086,854			$6,319,249

Net interest income		$172,371			$164,034
Interest rate spread (3)			2.20%			2.45%
Net interest-earning assets (4)	$1,493,439			$1,284,330
Net interest margin (5)			2.58%			2.74%
Ratio of interest-earning assets to interest-bearing liabilities	128.82%			127.27%

(1) Includes loans held-for-sale, non-accrual and PCI loan balances.
(2) Includes debt securities available for sale, debt securities held to maturity and equity securities.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	Years Ended December 31,
	2018			2017
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
	(Dollars in thousands)
Interest earning assets:
Loans (1)	$4,711,915	$189,869	4.03%	$4,312,887	$168,523	3.91%
Securities (2)	1,171,617	32,485	2.77%	707,427	18,381	2.60%
Other interest-earning assets	111,218	3,936	3.54%	67,578	2,370	3.51%
Total interest-earning assets	5,994,750	$226,290	3.77%	5,087,892	$189,274	3.72%
Non-interest-earning assets	324,499			266,061
Total assets	$6,319,249			$5,353,953

Interest-bearing liabilities:
Interest-bearing demand	$1,323,766	$11,395	0.86%	$1,305,412	$8,048	0.62%
Money market accounts	299,389	1,538	0.51%	272,230	770	0.28%
Savings and club deposits	628,746	993	0.16%	545,640	841	0.15%
Certificates of deposit	1,514,843	25,597	1.69%	1,306,365	17,340	1.33%
Total interest-bearing deposits	3,766,744	39,523	1.05%	3,429,647	26,999	0.79%
FHLB advances	912,032	19,263	2.11%	654,561	13,408	2.05%
Junior subordinated debentures	31,422	3,467	11.03%	50,628	4,177	8.25%
Other borrowings	222	3	1.35%	35,452	1,381	3.90%
Total borrowings	943,676	22,733	2.41%	740,641	18,966	2.56%
Total interest-bearing liabilities	4,710,420	$62,256	1.32%	4,170,288	$45,965	1.10%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	704,155			627,999
Other non-interest bearing liabilities	112,785			94,754
Total liabilities	5,527,360			4,893,041
Total stockholders' equity	791,889			460,912
Total liabilities and stockholders' equity	$6,319,249			$5,353,953

Net interest income		$164,034			$143,309
Interest rate spread (3)			2.45%			2.62%
Net interest-earning assets (4)	$1,284,330			$917,604
Net interest margin (5)			2.74%			2.82%
Ratio of interest-earning assets to interest-bearing liabilities	127.27%			122.00%

(1) Includes loans held-for-sale, non-accrual and PCI loan balances.
(2) Includes debt securities available for sale, debt securities held to maturity and equity securities.
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

	Year Ended 12/31/2019 Compared to Year Ended 12/31/2018					Year Ended 12/31/2018 Compared to Year Ended 12/31/2017
	Increase (Decrease) Due to					Increase (Decrease) Due to
	Volume		Rate		Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$20,593		$7,312		$27,905	$15,592	$5,754	$21,346
Securities	5,800		833		6,633	12,061	2,043	14,104
Other interest-earning assets	(1,404)		1,659		255	1,530	36	1,566
Total interest-earning assets	$24,989		$9,804		$34,793	$29,183	$7,833	$37,016
Interest expense:
Interest-bearing demand	834		5,392		6,226	$113	$3,234	$3,347
Money market accounts	(67)		830		763	77	691	768
Savings and club accounts	(211)		(12)		(223)	128	24	152
Certificates of deposit	5,532		9,730		15,262	2,767	5,490	8,257
Total interest-bearing deposits	6,088		15,940		22,028	3,085	9,439	12,524
FHLB advances	4,673		3,047		7,720	5,274	581	5,855
Subordinated notes	—	—	113	—	113	—	—	—
Junior subordinated debentures	(3,329)		(73)		(3,402)	(1,585)	875	(710)
Other borrowings	(3)		—		(3)	(1,372)	(6)	(1,378)
Total interest-bearing liabilities	$7,429		$19,027		$26,456	$5,402	$10,889	$16,291
Net change in net interest income	$17,560		$(9,223)		$8,337	$23,781	$(3,056)	$20,725

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
Real estate that we acquire through foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When an asset is acquired, the excess of the loan balance over fair value less estimated selling costs is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred.
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
Once a loan has been classified as a TDR and has been put on non-accrual status, it may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. Our policy for returning a loan to accrual status requires the preparation of a well-documented credit evaluation, which includes the following:

•
A review of the borrower’s current financial condition in which the borrower must demonstrate sufficient cash flow to support the repayment of all principal and interest including any amounts previously charged-off;

•	An updated appraisal or home valuation, which must demonstrate sufficient collateral value to support the debt;

•	Sustained performance based on the restructured terms for at least six consecutive months; and

•	Approval by the Asset Classification Committee, which consists of senior management including the Chief Credit Officer and the Chief Accounting Officer.

We had no TDRs on non-accrual status as of December 31, 2019, as compared to one TDR totaling $102,000 at December 31, 2018, two TDRs totaling $425,000 at December 31, 2017 and six TDRs totaling $1.0 million at September 30, 2017. We had 75 TDRs totaling $20.0 million and 69 TDRs totaling $15.9 million that were on accrual status and in compliance with their modified terms as of December 31, 2019 and 2018, respectively.

The following table sets forth information with respect to our non-performing assets at the dates indicated, excluding PCI loans. We did not have any accruing loans past due 90 days or more at any of the dates indicated.

	At December 31,			At September 30,
	2019	2018	2017	2017	2016	2015
	(In thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$1,732	$819	$3,360	$3,496	$4,688	$11,770
Multifamily and commercial	716	154	1,329	1,510	4,257	4,538
Construction	—	—	—	—	—	639
Total real estate loans	2,448	973	4,689	5,006	8,945	16,947
Commercial business loans	3,686	911	1,263	1,038	1,608	1,996
Consumer loans:
Home equity loans and advances	553	905	573	351	1,667	2,251
Total non-accrual loans (1)	6,687	2,789	6,525	6,395	12,220	21,194

Total non-performing loans	6,687	2,789	6,525	6,395	12,220	21,194

Real estate owned	—	92	959	393	1,260	3,042

Total non-performing assets	$6,687	$2,881	$7,484	$6,788	$13,480	$24,236

Total non-performing loans to total loans	0.11%	0.06%	0.15%	0.15%	0.31%	0.56%
Total non-performing assets total assets	0.08%	0.04%	0.13%	0.13%	0.27%	0.51%

(1) Includes $0, $102,000, $425,000, $1.0 million, $1.0 million, and $4.4 million of TDRs on non-accrual status as of December 31, 2019, 2018 and 2017 and as of September 30, 2017, 2016, and 2015, respectively.

Non-performing assets increased $3.8 million to $6.7 million, or 0.08% of total assets, at December 31, 2019 from $2.9 million, or 0.04% of total assets, at December 31, 2018. The increase in non-performing one-to-four family real estate loans was due to an increase in the number of loans from 6 non-performing loans at December 31, 2018 to 12 non-performing loans at December 31, 2019, while the increase in the balance of non-performing commercial business loans was due to an increase in the number of loans from 3 non-performing loans at December 31, 2018 to 11 non-performing loans at December 31, 2019. Net charge-offs for the year ended December 31, 2019 were $4.9 million compared to $2.5 million for the year ended December 31, 2018. We charge-off the collateral or cash flow deficiency on all loans meeting our definition of an impaired loan, which we define as a loan for which it is probable, based on current information, that we will not collect all amounts due under the contractual terms of the loan agreement. We consider the population of loans in our impairment analysis to include all multifamily and commercial real estate, construction, and commercial business loans with outstanding balances greater than $500,000 and not accruing, loans modified in a troubled debt restructuring, and other loans if management has specific information of a collateral shortfall. We continue to rigorously review our loan portfolio to ensure that the collateral values remain sufficient to support the outstanding balances.

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

A loan is considered delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. The following tables summarize the aging of loans receivable by portfolio segment at the dates indicated:

	At December 31,
	2019			2018			2017
	30-59 Days	60-89 Days	90 Days or More	30-59 Days	60-89 Days	90 Days or More	30-59 Days	60-89 Days	90 Days or More
	(In thousands)
Real estate loans:
One-to-four family	$6,249	$2,132	$1,638	$8,384	$1,518	$819	$7,080	$1,229	$3,360
Multifamily and commercial	626	1,210	716	1,870	1,425	154	138	380	1,329
Commercial business loans	1,056	—	2,489	208	279	911	89	730	1,263
Consumer loans:
Home equity loans and advances	1,708	246	405	1,550	173	905	1,421	26	573
Other consumer loans	3	—	—	—	—	—	—	—	—
Total	$9,642	$3,588	$5,248	$12,012	$3,395	$2,789	$8,728	$2,365	$6,525

	At September 30,
	2017			2016			2015
	30-59 Days	60-89 Days	90 Days or More	30-59 Days	60-89 Days	90 Days or More	30-59 Days	60-89 Days	90 Days or More
	(In thousands)
Real estate loans:
One-to four-family	$3,924	$932	$3,496	$9,401	$1,338	$4,538	$14,015	$3,707	$10,106
Commercial and multifamily	—	123	1,510	1,030	275	4,257	3,758	1,232	3,306
Construction	—	—	—	—	—	—	—	—	639
Commercial business loans	—	388	1,038	60	—	1,608	350	464	1,729
Consumer loans:
Home equity loans and advances	1,437	187	351	2,855	436	1,667	3,189	648	2,110
Other consumer loans	1	—	—	1	—	—	8	—	—
Total	$5,362	$1,630	$6,395	$13,347	$2,049	$12,070	$21,320	$6,051	$17,890

The following tables present classified and criticized assets by credit risk indicator at the dates indicated:

	At December 31,			At September 30,
	2019	2018	2017	2017	2016	2015
	(In thousands)
Classified loans:
Substandard	$28,495	$23,345	$31,836	$30,935	$44,885	$45,131
Doubtful	—	—	—	—	—	49
Total classified loans	28,495	23,345	31,836	30,935	44,885	45,180
Special mention	25,313	9,074	8,460	14,947	11,509	19,957
Total criticized loans	$53,808	$32,419	$40,296	$45,882	$56,394	$65,137

All impaired loans classified as substandard and doubtful are written down to the fair value of their underlying collateral if the loan is collateral dependent.

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

	At December 31,
	2019			2018			2017
	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category
	(Dollars in thousands)
Real estate loans:
One-to-four family	$13,780	22.4%	0.7%	$15,232	24.5%	0.8%	$19,991	34.4%	1.2%
Multifamily and commercial	22,980	37.2	0.8	23,251	37.3	1.1	19,933	34.2	1.1
Construction	7,435	12.0	2.5	7,217	11.6	2.8	5,217	9.0	2.2
Commercial business	15,836	25.7	3.3	14,176	22.7	4.2	8,275	14.2	3.0
Consumer loans:
Home equity loans and advances	1,669	2.7	0.4	2,458	3.9	0.6	4,576	7.9	1.0
Other consumer loans	9	—	0.5	8	—	0.7	8	—	0.8
Total allocated allowance	$61,709	100.0%	1.0%	$62,342	100.0%	1.3%	$58,000	99.7%	1.3%
Unallocated	—	—	—%	—	—	—%	178	0.3	—%
Total allowance for loan losses	$61,709	100.0%	1.0%	$62,342	100.0%	1.3%	$58,178	100.0%	1.3%

	At September 30,
	2017			2016			2015
	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category
	(Dollars in thousands)
Real estate loans:
One-to-four family	$18,533	33.9%	1.2%	$18,638	35.9%	1.2%	$16,442	28.9%	1.1%
Multifamily and commercial	18,029	33.0	1.0	17,390	33.5	1.1	20,352	35.7	1.4
Construction	5,299	9.7	2.4	5,960	11.5	3.2	6,248	11.0	4.7
Commercial business loans	8,480	15.5	3.2	5,721	11.0	3.2	7,094	12.5	4.1
Consumer loans:
Home equity loans and advances	4,190	7.7	0.9	4,052	7.8	0.8	6,111	10.7	1.2
Other consumer loans	8	—	0.6	11	—	0.8	4	—	0.4
Total allocated allowance	$54,539	99.8%	1.3%	$51,772	99.8%	1.3%	$56,251	98.8%	1.5%
Unallocated	94	0.2	—%	95	0.2	—%	697	1.2	—%
Total allowance for loan losses	$54,633	100.0%	1.3%	$51,867	100.0%	1.3%	$56,948	100.0%	1.5%

Total Loans. During the year ended December 31, 2019, the balance of the allowance for loan losses decreased by $633,000 to $61.7 million or 1.0% of total loans at December 31, 2019, from $62.3 million or 1.3% of total loans at December 31, 2018. The noted decrease in the total loan coverage ratio from 1.3% to 1.0% for the year ended December 31, 2019 largely reflected the impact of the Stewardship acquisition and the related purchase accounting standards which generally preclude acquired loan balances from being considered in the balance of the allowance for loan losses at the time of their acquisition. Instead, an accretable credit mark is established as a component of the purchase accounting fair value adjustments which directly reduces the carrying value of the acquired loan portfolio.

One-to-Four Family Loan Portfolio.   The allowance for the one-to-four family loan portfolio was $13.8 million, or 0.7% of one-to-four family loans, at December 31, 2019, compared to $15.2 million, or 0.8% of one-to-four family loans, at December 31, 2018. Our one-to-four family loan delinquencies decreased $702,000, or 6.5%, to $10.0 million at December 31, 2019 from $10.7 million at December 31, 2018 and net charge-offs were $1.0 million for the year ended December 31, 2019 compared to $256,000 for the year ended December 31, 2018. A portion of the charge-offs recognized during 2019 and 2018 related to sales of classified one-to-four family loans to third parties. Management’s decision to sell certain classified one-to-four family loans rather than foreclose on the properties was due to the extended period of time it takes for foreclosures and evictions to be completed in the State of New Jersey. We believe the balance of one-to-four family reserves is appropriate given the decrease in delinquencies, continued low charge-off levels, and improved credit metrics, even though there was an increase in the portfolio balance year over year.

Multifamily and Commercial Real Estate Loan Portfolio.   The portion of the allowance for loan losses related to the multifamily and commercial real estate loan portfolio totaled $23.0 million or 0.8% of multifamily and commercial loans at December 31, 2019, as compared to $23.3 million or 1.1% of multifamily and commercial real estate loans at December 31, 2018. We experienced a $6.2 million increase in criticized and classified loans to $19.7 million at December 31, 2019 compared to $13.5 million at December 31, 2018. Multifamily and commercial real estate loan delinquencies decreased to $2.6 million at December 31, 2019 from $3.4 million at December 31, 2018. Net charge-offs were $93,000 for the year ended December 31, 2019 compared to $127,000 for the year ended December 31, 2018. We continue to charge-off any cash flow or collateral deficiency for non-performing loans once a loan is 90 days past due. We believe the multifamily and commercial reserve ratio is appropriate given the increase in the balance of the portfolio and delinquencies year over year, which was partially mitigated by improved credit metrics.
Construction Loan Portfolio.   The portion of the allowance for loan losses related to the construction portfolio totaled $7.4 million or 2.5% of construction loans at December 31, 2019, as compared to $7.2 million or 2.8% at December 31, 2018. At December 31, 2019 and 2018, we had no classified or criticized construction loans. At December 31, 2019 and 2018, we had no construction loans that were non-performing and recorded recoveries of $2,000 and $3,000, respectively, during the years ended December 31, 2019 and 2018. We believe the increase in the construction reserve was appropriate due to the increase in the balance of these loans along with the increased credit risk associated with this portfolio.
Commercial Business Loan Portfolio. The portion of the allowance for loan losses related to the commercial business loan portfolio totaled $15.8 million or 3.3% of commercial business loans at December 31, 2019, which increased from $14.2 million or 4.2% of commercial business loans at December 31, 2018. We experienced a $15.6 million increase in criticized and classified commercial business loans to $29.0 million at December 31, 2019 as compared to $13.4 million at December 31, 2018. Commercial business loan delinquencies increased $2.1 million to $3.5 million at December 31, 2019 from $1.4 million at December 31, 2018. Net charge-offs were $3.6 million for the year ended December 31, 2019 compared to $2.0 million for the year ended December 31, 2018. We continue to charge-off any cash flow or collateral deficiency for non-performing loans once a loan is 90 days past due. We believe the reserve was appropriate given the inherent credit risk of commercial business loans.
Home Equity Loans and Advances. The allowance for the home equity loan portfolio decreased to $1.7 million, or 0.4% of consumer loans, at December 31, 2019 compared to $2.5 million, or 0.6% of consumer loans, at December 31, 2018. Home equity delinquencies increased $269,000 to $2.4 million at December 31, 2019 from $2.6 million at December 31, 2018 Net charge-offs were $151,000 for the year ending December 31, 2019 compared to $169,000 for the year ending December 31, 2018. As discussed previously, management elected to sell select home equity loans during 2019 and 2018 due to the slow foreclosure and eviction process in the State of New Jersey. We believe the increase in the consumer reserve was appropriate based upon the increase in net charge-offs year over year and a change in management of the consumer loan department.

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

	At or For the Years Ended December 31,			At or For the Years Ended September 30,
	2019	2018	2017	2017	2016	2015
	(Dollars in thousands)
Allowance at beginning of period	$62,342	$58,178	$51,849	$51,867	$56,948	$57,904

Provision for loan losses	4,224	6,677	9,826	6,426	417	5,099
Charge-offs:
Real estate loans:
One-to-four family	(1,053)	(590)	(1,412)	(1,402)	(3,496)	(4,280)
Multifamily and commercial	(103)	(129)	(1,082)	(1,080)	(879)	(310)
Construction	—	—	—	—	(321)	(334)
Total real estate loans	(1,156)	(719)	(2,494)	(2,482)	(4,696)	(4,924)

Commercial business loans	(3,994)	(2,199)	(586)	(606)	(458)	(1,246)

Consumer loans:
Home equity loans and advances	(201)	(291)	(1,144)	(1,140)	(1,053)	(2,777)
Other consumer loans	(2)	(11)	(19)	(16)	(12)	(1)
Total consumer loans	(203)	(302)	(1,163)	(1,156)	(1,065)	(2,778)
Total charge-offs	(5,353)	(3,220)	(4,243)	(4,244)	(6,219)	(8,948)
Recoveries:
Real estate loans:
One-to-four family	30	334	274	268	158	557
Multifamily and commercial	10	2	75	75	23	55
Construction	2	3	—	—	76	1,222
Total real estate loans	42	339	349	343	257	1,834

Commercial business loans	404	240	336	182	408	1,020

Consumer loans:
Home equity loans and advances	50	122	59	59	55	36
Other consumer loans	—	6	2	—	1	3
Total consumer loans	50	128	61	59	56	39
Total recoveries	496	707	746	584	721	2,893
Net charge-offs	(4,857)	(2,513)	(3,497)	(3,660)	(5,498)	(6,055)
Allowance at end of period:	$61,709	$62,342	$58,178	$54,633	$51,867	$56,948

Total loans outstanding	$6,169,308	$4,962,289	$4,446,015	$4,353,121	$3,977,634	$3,816,389
Average gross loans outstanding	$5,222,953	$4,711,915	$4,312,887	$4,236,825	$3,888,992	$3,715,533
Allowance for loan losses to total non-performing loans	922.82%	2,235.28%	891.62%	854.31%	424.44%	268.70%
Allowance for loan losses to total gross loans at end of period	1.00%	1.26%	1.31%	1.26%	1.30%	1.49%
Net charge-offs to average outstanding loans	0.09%	0.05%	0.08%	0.09%	0.14%	0.16%

Interest Rate Risk Management
Interest rate risk is defined as the exposure of a Company's current and future earnings and capital arising from movements in market interest rates. Depending on a bank’s asset/liability structure, adverse movements in interest rates could be either rising or falling interest rates. For example, a bank with predominantly long-term fixed-rate assets and short-term liabilities could have an adverse earnings exposure to a rising rate environment. Conversely, a short-term or variable-rate asset base funded by longer-term liabilities could be negatively affected by falling rates. This is referred to as re-pricing or maturity mismatch risk.
Interest rate risk also arises from changes in the slope of the yield curve (yield curve risk), from imperfect correlations in the adjustment of rates earned and paid on different instruments with otherwise similar re-pricing characteristics (basis risk), and from interest rate related options embedded in our assets and liabilities (option risk).
Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at December 31, 2019 indicate a level of risk within the parameters of our model. Our management believes that the December 31, 2019 results indicate a profile that reflects an acceptable level of interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.
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
These two perspectives give rise to income simulation and economic value simulation, each of which presents a unique picture of our risk of any movement in interest rates. Income simulation identifies the timing and magnitude of changes in income resulting from changes in prevailing interest rates over a short-term time horizon (usually one or two years). Economic value simulation reflects the interest rate sensitivity of assets and liabilities in a more comprehensive fashion, reflecting all future time periods. It can identify the quantity of interest rate risk as a function of the changes in the economic values of assets and liabilities, and the corresponding change in the economic value of equity of Columbia Bank. Both types of simulation assist in identifying, measuring, monitoring and managing interest rate risk and are employed by management to ensure that variations in interest rate risk exposure will be maintained within policy guidelines.
We produce these simulation reports and review them with our management, Asset/Liability Committee and Board Risk Committee on at least a quarterly basis. The simulation reports compare baseline (no interest rate change) to the results of an interest rate shock, to illustrate the specific impact of the interest rate scenario tested on income and equity. The model, which incorporates all asset and liability rate information, simulates the effect of various interest rate movements on income and equity value. The reports identify and measure our interest rate risk exposure present in our current asset/liability structure. Management considers both a static (current position) and dynamic (forecast changes in volume) analysis as well as non-parallel and gradual changes in interest rates and the yield curve in assessing interest rate exposures.
If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk.
The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at December 31, 2019. Net interest income assumes that the composition of interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual.
Certain shortcomings are also inherent in the methodologies used in the interest rate risk measurements. Modeling changes in net interest income requires the use of certain assumptions regarding prepayment and deposit repricing, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While management believes such assumptions are reasonable, there can be no assurance that assumed prepayment rates and repricing rates will approximate actual future asset prepayment and liability repricing activity.

The table below sets forth, as of December 31, 2019, Columbia Bank’s net portfolio value, the estimated changes in our net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and its subsidiaries only and does not include any assets of Columbia Financial, Inc.

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
	(Dollars in thousands)
+200	$194,259	$828	0.43%	$875,839	11.42%	(13.60)%
+100	194,261	830	0.43	958,878	12.11	(5.40)
Base	193,431	—	—	1,013,439	12.43	—
-100	191,475	(1,956)	(1.01)	1,032,622	12.32	1.90

As of December 31, 2019, based on the scenarios above, net interest income would increase by approximately 0.43% if rates were to rise 200 basis points, but would decrease by 1.01%% if rates were to decrease 100 basis points over a one-year time horizon.

Another measure of interest rate sensitivity is to model changes in the net portfolio through the use of immediate and sustained interest rate shocks. As of December 31, 2019, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 13.60%. If rates were to decrease 100 basis points, the model forecasts a 1.90% increase in the NPV. Economic value at risk would be negatively impacted by any rise in interest rates. We have established an interest rate floor of zero percent for measuring interest rate risk. The results reflect the relatively longer terms of a portion of our assets which are captured by the economic value at risk but has less impact on the one year net interest income sensitivity.
Overall, our December 31, 2019 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.
Liquidity Management
Liquidity risk is the risk of being unable to meet future financial obligations as they come due at a reasonable funding cost. We mitigate this risk by attempting to structure our balance sheet prudently and by maintaining diverse borrowing resources to fund potential cash needs. For example, we structure our balance sheet so that we fund less liquid assets, such as loans, with stable funding sources, such as retail deposits, long-term debt, wholesale borrowings, and capital. We assess liquidity needs arising from asset growth, maturing obligations, and deposit withdrawals, taking into account operations in both the normal course of business and times of unusual events. In addition, we consider our off-balance sheet arrangements and commitments that may impact liquidity in certain business environments.
Our Asset/Liability Committee measures liquidity risks, sets policies to manage these risks, and reviews adherence to those policies at its quarterly meetings. For example, we manage the use of short-term unsecured borrowings as well as total wholesale funding through policies established and reviewed by our Asset/Liability Committee. In addition, the Risk Committee of our Board of Directors reviews liquidity limits and reviews current and forecasted liquidity positions at each of its regularly scheduled meetings.
We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth or financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds and dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and through the Federal Home Loan Bank system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our securities portfolio. As of December 31, 2019, the potential liquidity from these sources is an amount we believe currently exceeds any contingent liquidity need.
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
Sources of Funds. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, investing and financing activities during any given period. At December 31, 2019, total cash and cash equivalents totaled $75.5 million. Debt securities classified as available for sale, and equity securities, which provide additional sources of liquidity, totaled $1.1 billion, and $2.9 million, respectively, at December 31, 2019. At December 31, 2019, we had $1.4 billion in Federal Home Loan Bank fixed rate advances and overnight lines of credit outstanding. In addition, if Columbia Bank requires funds beyond its ability to generate them internally, it can borrow additional funds under an overnight advance program up to Columbia Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings.
Our primary sources of funds include a large, stable deposit base. Core deposits (consisting of demand, money market and savings and club accounts), primarily generated from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $3.6 billion at December 31, 2019, representing an increase of $919.1 million, from $2.7 billion at December 31, 2018. The increase in core deposits was primarily driven by a $501.0 million increase in interest-bearing demand accounts, in conjunction with the balances assumed from Stewardship, along with the increase attributable to our Yield Plus checking product and the increase in municipal deposits of $119.1 million, or 29.3%. We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources include federal funds purchased from other banks, securities sold under agreements to repurchase, and Federal Home Loan Bank advances. Aggregate wholesale funding totaled $1.4 billion at December 31, 2019, compared to $1.2 billion as of December 31, 2018. In addition, at December 31, 2019, we had availability to borrow additional funds, subject to our ability to collateralize such borrowings from the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York.
A significant use of our liquidity is the funding of loan originations. At December 31, 2019, Columbia Bank had $270.9 million in loan commitments outstanding, which primarily consisted of commitments to fund loans of $91.1 million, $95.0 million, and $60.0 million, in one-to-four family real estate, multifamily and commercial real estate and construction loans respectively. There was also $910.0 million in unused commercial business and consumer lines of credit, and $8.4 million in commercial letters of credit. Another significant use of Columbia Bank’s liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2019 totaled $1.3 billion, or 64.3% of total certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. Management believes, however, based on past experience, that a significant portion of our certificates of deposit will be renewed. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits and borrowings than we currently pay on the certificates of deposit due on or before December 31, 2019. We have the ability to attract and retain deposits by adjusting the interest rates offered.
The following table presents certain of our contractual obligations at December 31, 2019:

	Payments due by period
	Total	One Year or Less	More Than One Year to Three Years	Over Three Years to Five Years	More Than Five Years
	(In thousands)
Borrowed funds	$1,383,191	$1,004,139	$348,523	$30,529	$—
Commitments to fund loans	270,881	270,881	—	—	—
Unused lines of credit	909,956	454,360	183,804	58,576	213,216
Standby letters of credit	8,371	5,761	2,610	—	—
Operating lease obligations	24,674	4,942	8,496	6,235	5,001
Total	$2,597,073	$1,740,083	$543,433	$95,340	$218,217

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of market interest rates, the interest rates and products offered by us, local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Columbia Financial is a separate legal entity from Columbia Bank and must provide for its own liquidity in addition to its operating expenses. Columbia Financial’s primary source of income is dividends received from Columbia Bank. The amount of dividends that Columbia Bank may declare and pay to Columbia Financial is generally restricted under federal regulations to the retained earnings of Columbia Bank. At December 31, 2019, on a stand-alone basis, Columbia Financial had liquid assets of $168.4 million.
Capital Management.   We are subject to various regulatory capital requirements administered by our federal banking regulators, including a risk-based capital measure. The Federal Reserve establishes capital requirements, including well capitalized standards, for our consolidated financial holding company, and the OCC has similar requirements for our Company's subsidiary bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2019, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Item 1: Business - Regulation and Supervision - Federal Banking Regulations - Capital Requirements” and note 12 in the notes to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements.   In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, see note 15 to the consolidated financial statements included in this report.
For the years ended December 31, 2019 and 2018, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
Derivative Financial Instruments. Columbia Bank executes interest rate swaps with third parties in order to hedge the interest expense of short-term Federal Home Loan Bank advances. Those interest rate swaps are simultaneous with entering into the short-term borrowing with the Federal Home Loan Bank. These derivatives are designated as cash flow hedges and are not speculative. As these interest rate swaps meet the hedge accounting requirements, the effective portion of changes in the fair value are recognized in accumulated other comprehensive income. As of December 31, 2019, Columbia Bank had twenty-nine interest rate swaps with notional amounts of $410.0 million hedging certain FHLB advances.

Columbia Bank presently offers interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that Columbia Bank executes with a third party, such that Columbia Bank would minimize its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service Columbia Bank offers to certain customers. As the interest rate swaps would not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third party swap contracts are recognized directly in earnings. At December 31, 2019, we had interest rate swaps in place with twenty-two commercial banking customers executed by offsetting interest rate swaps with third parties, with an aggregated notional amount of $169.9 million.
Columbia Bank offers currency forward contracts to certain commercial banking customers to facilitate international trade. Those forward contracts are simultaneously hedged by offsetting forward contracts that Columbia Bank would execute with a third party, such that Columbia Bank would minimize its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service Columbia Bank offers to certain commercial customers. As the currency forward contract does not meet the hedge accounting requirements, changes in the fair value of both the customer forward contract and the offsetting forward contract is recognized directly in earnings. At December 31, 2019, Columbia Bank had no currency forward contracts in place.
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

The information required by this item is included beginning on page 75 of this report.

The following are included in this item:
(A)	Report of Independent Registered Public Accounting Firm
(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
(C)	Consolidated Financial Statements:
	(1)	Consolidated Statements of Financial Condition as of December 31, 2019 and 2018
	(2)	Consolidated Statements of Income for the years ended December 31, 2019 and 2018, September 30, 2017 and the three months ended December 31, 2017
	(3)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018, September 30, 2017 and the three months ended December 31, 2017
	(4)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2019 and 2018, September 30, 2017 and the three months ended December 31, 2017
	(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, September 30, 2017 and the three months ended December 31, 2017
	(6)	Notes to the Consolidated Financial Statements
(D)	Columbia Financial, Inc. Condensed Financial Statements
	(1)	Statements of Financial Condition as of December 31, 2019 and 2018
	(2)	Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018, September 30, 2017 and the three months ended December 31, 2017
	(3)	Statements of Cash Flows for the years ended December 31, 2019 and 2018, September 30, 2017 and the three months ended December 31, 2017

Item 9.     Change in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended) as of December 31, 2019. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this annual report.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system is a process designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.
The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may be inadequate due to changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
Report of Independent Registered Public Accounting Firm
The attestation report by the Company’s independent registered public accounting firm, KPMG LLP, on the Company’s internal control over financial reporting is included with the audited consolidated financial statements of the Company beginning on page 75 of this report.
Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Board of Directors
For information relating to the directors of the Company, the section captioned “Proposal 1--Election of Directors” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference.
Executive Officers
For information relating to officers of the Company, see Part I, Item 1, “Business-Executive Officers” to this Annual Report on Form 10-K.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Stock Ownership-Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference.
Disclosure of Code of Ethics
For information concerning the Company’s Code of Ethics, the information contained under the section captioned “Corporate Governance-Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on the Company’s website at www.columbiabankonline.com.

Corporate Governance
For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance-Meetings and Committees of the Board of Directors-Audit Committee” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference.
Item 11.     Executive Compensation

Executive Compensation

For information regarding executive compensation, the sections captioned “Executive Compensation,” “Compensation Discussion & Analysis” and “Director Compensation” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.
Item 13.    Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions
For information regarding certain relationships and related transactions, the section captioned “Other Information-Transactions with Related Persons” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference.
Corporate Governance
For information regarding director independence, the section captioned “Proposal 1-Election of Directors” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2-Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

	No.	Description	Location

	3.1	Second Amended and Restated Certificate of Incorporation of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	3.2	Amended Bylaws of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	4.0	Specimen Stock Certificate of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	4.1	Description of COLUMBIA FINANCIAL, Inc.’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934	Filed herewith

	10.1	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Thomas J. Kemly+	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.2	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Dennis E. Gibney+	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.3	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Thomas Allen, Jr.+	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.4	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Geri M. Kelly+	Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.5	Employment Agreement between Columbia Financial, Inc., Columbia Bank and John Klimowich+	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.6	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Mark S. Krukar+	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.7	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Brian W. Murphy+	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.8	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Allyson Schlesinger+	Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2018, filed on March 29, 2019

10.9	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Damodaram Bashyam+	Filed herewith

10.10	Form of Columbia Bank Supplemental Executive Retirement Plan+	Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.11	Columbia Bank Stock-Based Deferral Plan+	Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.12	Columbia Bank Director Deferred Compensation Plan, as amended+	Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.13	Columbia Bank Retirement Income Maintenance Plan+	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.14	Columbia Bank Non-Qualified Savings Income Maintenance Plan, as amended+	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.15	Columbia Financial, Inc. 2019 Equity Incentive Plan	Incorporated by reference to Annex 1 to the Company's Definitive Proxy Materials on Schedule 14A (File No. 001-38456), filed on April 22, 2019

21.0	Subsidiaries	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Filed herewith

101.INS	Inline XBRL Taxonomy Extension Schema Document

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

+ Management contract or compensatory plan, contract or arrangement.

Item 16.    Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Columbia Financial, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Columbia Financial, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years ended December 31, 2019 and 2018, the three-months ended December 31, 2017, and the year ended September 30, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, the three-months ended December 31, 2017 and the year ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the allowance for loan losses related to loans collectively evaluated for impairment

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company’s allowance for loan losses related to loans collectively evaluated for impairment (ALLL) was $60.1 million of a total allowance for loan losses of $61.7 million as of December 31, 2019. The ALLL estimate consists of both quantitative and qualitative loss components. The quantitative portion of the ALLL is estimated by applying loss factors based upon the loan type categorization and risk ratings assigned to real estate loans and commercial business loans (collectively commercial loans). Qualitative adjustments are applied at the portfolio level. Quantitative loss factors give consideration to historical loss experience and migration experience by loan type over a look-back period, adjusted for a loss emergence period. Qualitative factor adjustments to such loss factors are made to reflect risks in the loan portfolio not captured by the quantitative portion of the ALLL.

We identified the assessment of the ALLL as a critical audit matter because of the complex and subjective auditor judgment that is involved. Specifically, complex and subjective auditor judgment was required to assess the (1) methodology and data used to derive the quantitative loss factors developed from the historical loss experience and migration experience, (2) key assumptions, including the pooling of loans with similar characteristics, the historical look-back period and the loss emergence period, (3) the risk ratings assigned to commercial loans, and (4) development and evaluation of the qualitative adjustments.

The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s ALLL process, including controls related to the (1) development of the methodology, (2) determination of the key factors and assumptions used to estimate the quantitative loss factors, (3) periodic testing of the risk ratings for commercial loans, (4) determination of qualitative factor adjustments, (5) calculation of the ALLL estimate, and (6) analysis of the ALLL results, trends and ratios. We evaluated the categorization of loans with similar characteristics by assessing the relevant characteristics of the loan portfolio, including the loan type and risk rating. We tested the relevance of sources of internal and external data and key assumptions, including the historical look-back period and the loss emergence period, by evaluating (1) if loss data in the look-back period is representative of the credit characteristics of the current portfolio, and (2) the sufficiency of loss data within the look-back period for both the historical loss experience and migration analysis. We assessed the appropriateness of the loss emergence period assumption by considering the Company’s credit risk policies and testing the Company’s observable loss experience study. We evaluated the conceptual soundness of the qualitative factor framework to determine if it identified the relevant incremental risks not captured by the quantitative component. We evaluated the metrics, including the relevance and reliability of the sources of data and assumptions, used to allocate the qualitative factor adjustments. We involved credit risk professionals with specialized industry knowledge and experience, who assisted in evaluating:

•	the Company’s ALLL methodology for compliance with U.S. generally accepted accounting principles,

•	the resulting quantitative loss factors, including key assumptions,

•	the framework used to develop the resulting qualitative factors and the effect of those factors on the ALLL compared with relevant credit risk factors and credit trends, and

•	the internal risk rating for a selection of commercial loans.

Assessment of the fair value measurement of loans acquired in the Stewardship Financial Corporation acquisition

As discussed in Note 3 to the consolidated financial statements, on November 1, 2019, the Company completed its acquisition of Stewardship Financial Corporation (Stewardship). The acquisition was accounted for as a business combination using the acquisition method of accounting. Accordingly, assets acquired, liabilities assumed and consideration paid for Stewardship were recorded at their fair values at the acquisition date. The acquisition-date fair value of the acquired loans was $757.2 million, which was determined based on a discounted cash flow methodology that projected principal and interest cash flow payments as well as expected losses using key assumptions including prepayment speeds, default rates, loss severities and discount rates.

We identified the assessment of the fair value measurement of loans acquired in the Stewardship acquisition as a critical audit matter. The assessment encompassed the evaluation of the fair value methodology for acquired loans, including the valuation assumptions and the inputs used to determine those assumptions. The valuation assumptions related to prepayment speeds, default rates, loss severities and discount rates, involved significant measurement uncertainty and required specialized skills and knowledge to evaluate. Additionally, there was auditor judgment involved in designing and performing audit procedures in order to evaluate and test these key assumptions and inputs.

The primary procedures we performed to address this critical audit matter included testing certain internal controls over the (1) development of the fair value methodology, (2) determination of the key valuation assumptions, (3) evaluating the inputs used to develop those key assumptions, and (4) analysis of the fair value measurement results. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•	evaluating the fair value measurement methodology for compliance with U.S. generally accepted accounting principles, and

•
developing an independent estimate of the fair value of the loans using the Company’s cash flow assumptions and independently developed key assumptions including prepayment speeds, default rates, loss severities and discount rates used by other market participants, and compared the result to the Company’s fair value estimate.

/s/ KPMG LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1972.
Short Hills, New Jersey
March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Columbia Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Columbia Financial, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years ended December 31, 2019 and 2018, the three-months ended December 31, 2017, and the year ended September 30, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Short Hills, New Jersey
March 2, 2020

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Cash and due from banks	$75,420	$42,065
Short-term investments	127	136
Total cash and cash equivalents	75,547	42,201

Debt securities available for sale, at fair value	1,098,336	1,032,868
Debt securities held to maturity, at amortized cost (fair value of $289,505 and $254,841 at December 31, 2019 and 2018, respectively)	285,756	262,143
Equity securities, at fair value	2,855	1,890
Federal Home Loan Bank stock	69,579	58,938
Loans held-for-sale, at fair value	—	8,081

Loans receivable	6,197,566	4,979,182
Less: allowance for loan losses	61,709	62,342
Loans receivable, net	6,135,857	4,916,840

Accrued interest receivable	22,092	18,894
Real estate owned	—	92
Office properties and equipment, net	72,967	52,050
Bank-owned life insurance	211,415	184,488
Goodwill and intangible assets	68,582	6,085
Other assets	145,708	107,048
Total assets	$8,188,694	$6,691,618

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$5,645,842	$4,413,873
Borrowings	1,407,022	1,189,180
Advance payments by borrowers for taxes and insurance	35,507	32,030
Accrued expenses and other liabilities	117,806	84,475
Total liabilities	7,206,177	5,719,558

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 117,278,745 shares issued and 113,765,387 shares outstanding at December 31, 2019, and 115,889,175 shares issued and outstanding at December 31, 2018	1,173	1,159
Additional paid-in capital	531,667	527,037
Retained earnings	615,481	560,216
Accumulated other comprehensive loss	(68,735)	(71,897)
Treasury stock, at cost; 3,513,358 shares at December 31, 2019 and -0- at December 31, 2018	(54,950)	—
Common stock held by the Employee Stock Ownership Plan	(41,564)	(43,835)
Stock held by Rabbi Trust	(1,520)	(1,259)
Deferred compensation obligations	965	639
Total stockholders' equity	982,517	972,060
Total liabilities and stockholders' equity	$8,188,694	$6,691,618

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data)

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2017	2017
Interest income:
Loans receivable	$217,774	$189,869	$43,043	$164,849
Debt securities available for sale and equity securities	30,938	25,338	5,074	17,163
Debt securities held to maturity	8,180	7,147	382	68
Federal funds and interest-earning deposits	594	1,175	103	308
Federal Home Loan Bank stock dividends	3,597	2,761	567	1,838
Total interest income	261,083	226,290	49,169	184,226
Interest expense:
Deposits	61,551	39,523	7,631	25,581
Borrowings	27,161	22,733	4,609	18,865
Total interest expense	88,712	62,256	12,240	44,446

Net interest income	172,371	164,034	36,929	139,780

Provision for loan losses	4,224	6,677	3,400	6,426

Net interest income after provision for loan losses	168,147	157,357	33,529	133,354

Non-interest income:
Demand deposit account fees	4,478	3,987	960	3,669
Bank-owned life insurance	5,846	5,208	1,089	4,936
Title insurance fees	4,981	4,297	1,017	4,163
Loan fees and service charges	6,707	2,519	565	1,976
Gain (loss) on securities transactions	2,612	116	(60)	(1,689)
Change in fair value of equity securities	305	—	—	—
Gain (loss) on sale of loans	785	618	—	(380)
Other non-interest income	5,922	4,943	1,162	4,497
Total non-interest income	31,636	21,688	4,733	17,172

Non-interest expense:
Compensation and employee benefits	84,256	77,226	15,624	62,993
Occupancy	16,180	14,547	3,382	13,315
Federal deposit insurance premiums	895	1,893	414	1,652
Advertising	3,932	4,137	1,408	4,078
Professional fees	5,913	4,619	398	1,354
Data processing	3,001	2,600	595	2,244
Charitable contribution to foundation	—	34,767	—	3,603
Merger-related expenses	2,755	—	—	—
Other non-interest expense	11,769	5,597	3,780	14,207
Total non-interest expense	128,701	145,386	25,601	103,446

Income before income tax expense	71,082	33,659	12,661	47,080

Income tax expense	16,365	10,923	8,983	16,008

Net income	$54,717	$22,736	$3,678	$31,072

Earnings per share - basic and diluted	$0.49	$0.20	N/A	N/A
Weighted average shares outstanding - basic and diluted	111,101,246	111,395,723	N/A	N/A

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2017	2017

Net income	$54,717	$22,736	$3,678	$31,072

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities available for sale	21,067	(5,778)	(3,131)	(11,498)
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	9	(13)	(58)	8
Reclassification adjustment for gain (loss) included in net income	2,011	(92)	47	1,689
	23,087	(5,883)	(3,142)	(9,801)

Derivatives, net of tax:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(6,468)	(2,230)	162	62
	(6,468)	(2,230)	162	62

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(44)	(491)	(43)	(73)
Reclassification adjustment of actuarial net (loss) gain included in net income	(2,930)	1,996	(103)	7,593
Change in funded status of retirement obligations	(9,935)	121	(5,670)	7,397
Tax effects resulting from the adoption of ASU No. 2018-02	—	—	(10,434)	—
	(12,909)	1,626	(16,250)	14,917

Total other comprehensive income (loss)	3,710	(6,487)	(19,230)	5,178

Total comprehensive income (loss), net of tax	$58,427	$16,249	$(15,552)	$36,250

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity
Balance at September 30, 2016	$—	$—	$491,022	$(51,358)	$—	$—	$—	$439,664
Net income	—	—	31,072	—	—	—	—	31,072
Other comprehensive income	—	—	—	5,178	—	—	—	5,178
Balance at September 30, 2017	—	—	522,094	(46,180)	—	—	—	475,914
Net income	—	—	3,678	—	—	—	—	3,678
Other comprehensive (loss)	—	—	—	(7,522)	—	—	—	(7,522)
Reclassification of tax effect resulting from the adoption of ASU No. 2018-02	—	—	11,708	(11,708)	—	—	—	—
Balance at December 31, 2017	—	—	537,480	(65,410)	—	—	—	$472,070
Net income	—	—	22,736	—	—	—	—	22,736
Other comprehensive loss	—	—	—	(6,487)	—	—	—	(6,487)
Issuance of common stock to Columbia Bank, MHC	626	—	—	—	—	—	—	626
Issuance of common stock in initial public offering	498	491,304	—	—	—	—	—	491,802
Issuance of shares to Columbia Bank Foundation	35	34,732	—	—	—	—	—	34,767
Purchase of Employee Stock Ownership Plan shares	—	—	—	—	(45,428)	—	—	(45,428)
Employee Stock Ownership Plan shares committed to be released	—	1,001	—	—	1,593	—	—	2,594
Funding of deferred compensation obligations	—	—	—	—	—	(1,259)	639	(620)
Balance at December 31, 2018	$1,159	$527,037	$560,216	$(71,897)	$(43,835)	$(1,259)	$639	$972,060

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (continued)
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity
Balance at December 31, 2018	$1,159	$527,037	$560,216	$(71,897)	$—	$(43,835)	$(1,259)	$639	$972,060
Effect of the adoption of Accounting Standards Update ("ASC") 2016-01	—	—	548	(548)	—	—	—	—	—
Balance at January 1, 2019	1,159	527,037	560,764	(72,445)	—	(43,835)	(1,259)	639	972,060
Net income	—	—	54,717	—	—	—	—	—	54,717
Other comprehensive income	—	—	—	3,710	—	—	—	—	3,710
Issuance of common stock allocated to restricted stock award grants	14	—	—	—	—	—	—	—	14
Treasury stock allocated to restricted stock award grants	—	(1,095)	—	—	1,095	—	—	—	—
Stock based compensation	—	3,694	—	—	—	—	—	—	3,694
Purchase of treasury stock (3,543,800 shares)	—	—	—	—	(55,309)	—	—	—	(55,309)
Restricted stock forfeitures	—	736	—	—	(736)	—	—	—	—
Employee Stock Ownership Plan shares committed to be released	—	1,295	—	—	—	2,271	—	—	3,566
Funding of deferred compensation obligations	—	—	—	—	—	—	(261)	326	65
Balance at December 31, 2019	$1,173	$531,667	$615,481	$(68,735)	$(54,950)	$(41,564)	$(1,520)	$965	$982,517

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2017	2017
Cash flows from operating activities:
Net income	$54,717	$22,736	$3,678	$31,072
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees and costs, premiums and discounts	1,205	1,965	439	1,006
Net amortization of premiums and discounts on securities	1,160	1,212	328	1,460
Net amortization of mortgage servicing rights	(109)	(88)	22	105
Amortization of debt issuance costs	—	890	14	53
Amortization of intangible assets	222	—	—	—
Depreciation and amortization of office properties and equipment	4,880	3,839	863	3,364
Provision for loan losses	4,224	6,677	3,400	6,426
(Gain) loss on securities transactions	(2,612)	(116)	60	1,689
Change in fair value of equity securities	(305)	—	—	—
Proceeds from sales of loans held-for-sale	101,946	3,615	—	40,564
Origination of loans held-for-sale	—	—	—	(40,280)
(Gain) loss on sale of loans	(785)	(618)	—	380
Loss (gain) on real estate owned	1	56	—	(233)
Loss on write-down of real estate owned	—	55	—	—
Loss (gain) on disposal of office properties and equipment	3	(5)	—	169
Deferred tax expense (benefit)	7,527	(5,490)	7,491	(1,426)
Increase in accrued interest receivable	(959)	(2,979)	(1,228)	(1,531)
Increase in other assets	(51,856)	(11,053)	(15,557)	(11,681)
Increase in accrued expenses and other liabilities	3,032	7,980	3,905	9,840
Income on bank-owned life insurance	(5,846)	(5,208)	(1,089)	(4,936)
Contribution of common stock to Columbia Bank Foundation	—	34,767	—	—
Employee stock ownership plan expense	3,566	2,594	—	—
Stock based compensation	3,694	—	—	—
Increase in deferred compensation obligations under Rabbi Trust	65	(620)	—	—
Net cash provided by operating activities	123,770	60,209	2,326	36,041

Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	65,198	11,513	—	187,376
Proceeds from sale of equity securities	1,065	—	92	—
Proceeds from paydowns / maturities / calls of debt securities available for sale	149,683	69,977	7,009	68,409
Proceeds from paydowns / maturities / calls of debt securities held to maturity	46,133	8,820	1,845	769
Purchases of debt securities available for sale	(176,171)	(413,804)	(163,721)	(162,788)

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2017	2017

Purchases of debt securities held to maturity	(70,126)	(31,639)	(108,640)	(30,484)
Purchase of equity securities	(416)	—	—	—
Proceeds from sales of loans receivable	11,671	32,039	—	62,407
Purchase of loans receivable	(89,774)	(32,251)	(56,095)	(20,473)
Net increase in loans receivable	(503,772)	(536,129)	(41,157)	(425,926)
Purchase of bank-owned life insurance	—	(30,000)	—	(4,500)
Proceeds from bank-owned life insurance death benefit	1,015	1,241	—	1,631
Proceeds from redemptions of Federal Home Loan Bank stock	72,871	67,035	6,476	33,193
Purchases of Federal Home Loan Bank stock	(79,796)	(81,309)	(15,296)	(35,035)
Proceeds from sales of office properties and equipment	—	8	—	17
Additions to office properties and equipment	(19,344)	(13,272)	(2,648)	(6,527)
Proceeds from sales of real estate owned	91	1,007	—	1,614
Net cash acquired in acquisition	(31,288)	—	—
Net cash used in investing activities	(622,960)	(946,764)	(372,135)	(330,317)

Cash flows from financing activities:
Net increase in deposits	449,270	150,558	139,887	300,613
Proceeds from long-term borrowings	140,000	220,980	—	168,400
Payments on long-term borrowings	(230,000)	(210,000)	(90,000)	(90,000)
Net increase (decrease) in short-term borrowings	225,081	299,800	286,000	(27,400)
Payments on trust preferred securities	—	(51,547)	—	—
Increase (decrease) in advance payments by borrowers for taxes and insurance	3,121	6,467	(1,555)	(2,056)
Issuance of common stock	14	492,428	—	—
Purchase of treasury stock	(55,309)	—	—	—
Purchase of employee stock ownership plan shares	—	(45,428)	—	—
Restricted stock forfeitures	(736)	—	—
Issuance of treasury stock allocated to restricted stock award grants	1,095	—	—
Net cash provided by financing activities	532,536	863,258	334,332	349,557

Net increase (decrease) in cash and cash equivalents	33,346	(23,297)	(35,477)	55,281

Cash and cash equivalents at beginning of period	42,201	65,498	100,975	45,694
Cash and cash equivalents at end of period	$75,547	$42,201	$65,498	$100,975

Cash paid during the period for:
Interest on deposits and borrowings	$87,370	$61,987	$11,484	$44,397
Income tax payments, net of (refunds)	$(2,893)	$21,325	$1,393	$27,784

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2017	2017
Non-cash investing and financing activities
Transfer of loans receivable to real estate owned	$—	$251	$566	$515
Transfer of loans receivable to loans held-for-sale	$93,147	$11,696	$—	$—
Transfer of securities from available for sale to held to maturity	$—	$—	$—	$103,680
Securitization of loans	$21,615	$—	$—	$—
Acquisition:
Non-cash assets acquired:
Debt securities available for sale	$51,710	$—	$—	$—
Equity securities	1,073	—	—	—
Federal Home Loan Bank stock	3,716	—	—	—
Loans receivable	757,223	—	—	—
Accrued interest receivable	2,239	—	—	—
Office properties and equipment, net	6,815	—	—	—
Bank-owned life insurance	22,096	—	—	—
Deferred tax assets, net	3,534	—	—	—
Core deposit and other intangibles	7,467	—	—	—
Other assets	767	—	—	—
Total non-cash assets acquired	$856,640	$—	$—	$—
Liabilities assumed:
Deposits	$782,698	$—	$—	$—
Borrowings	82,761	—	—	—
Advance payments by borrowers for taxes and insurance	356	—	—	—
Accrued expenses and other liabilities	14,584	—	—	—
Total liabilities assumed	$880,399	$—	$—	$—
Net non-cash liabilities acquired	$(23,759)	$—	$—	$—
Net cash and cash equivalents acquired in acquisition	$105,006	$—	$—	$—

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)    Business

On April 19, 2018, Columbia Financial, Inc. completed its minority stock offering, after receiving all regulatory approvals. In connection with the closing, 62,580,155 shares of its common stock were issued to Columbia Bank, MHC (the "MHC"), the mutual holding company of Columbia Financial, Inc., 3,476,675 shares were issued to the Columbia Bank Foundation, Columbia Bank's charitable foundation, and 49,832,345 shares were issued to depositors who subscribed for and were allocated shares in the minority stock offering, as well as the Columbia Bank Employee Stock Ownership Plan (the "ESOP"). The accounts of the MHC are not consolidated in the consolidated financial statements of the Company.

On May 22, 2018, the Board of Directors of the Company adopted a resolution to change the Company’s fiscal year end from September 30 to December 31, effective immediately as of the date of the Board resolution. In addition, on May 22, 2018, the Boards of Directors of Columbia Bank, MHC and Columbia Bank (the "Bank") also adopted resolutions to change the MHC’s and the Bank’s fiscal year ends from September 30 to December 31, effective immediately as of the date of the Board resolutions.

On November 1, 2019, the Company completed its acquisition of Stewardship Financial Corporation (“Stewardship”), pursuant to the Agreement and Plan of Merger, dated as of June 6, 2019. Immediately following the consummation of the Merger, Atlantic Stewardship Bank, a wholly owned subsidiary of Stewardship, merged with and into Columbia Bank, a wholly owned subsidiary of the Company, with Columbia Bank as the surviving bank.

On December 2, 2019, the Company, the Bank and the MHC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RSB Bancorp, MHC, RSB Bancorp, Inc. and Roselle Bank (collectively, the “Roselle Entities”), pursuant to which (i) RSB Bancorp, MHC will merge with and into the MHC, with the MHC as the surviving entity, (ii) RSB Bancorp, Inc. will merge with and into the Company, with the Company as the surviving entity; and (iii) Roselle Bank will merge with and into the Bank, with the Bank as the surviving institution (collectively, the “Merger”). Under the terms of the Merger Agreement, depositors of Roselle Bank will become depositors of the Bank and will have the same rights and privileges in the MHC as if their accounts had been established at the Bank on the date established at Roselle Bank. As part of the transactions contemplated by the Merger Agreement, at the effective time of the Merger, the Company will issue additional shares of its common stock to the MHC in an amount equal to the fair value of the Roselle Entities as determined by an independent appraiser. The Merger Agreement has been unanimously approved by the Boards of Directors of each of the Company, the MHC and the Bank and the Boards of Directors of each of the Roselle Entities. Subject to the receipt of all required regulatory and other approvals, and the satisfaction or waiver of other customary closing conditions, the parties anticipate that the transactions contemplated by the Merger Agreement will close in the second quarter of 2020.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Columbia Financial, Inc., its wholly-owned subsidiary, Columbia Bank (the "Bank") and the Bank's wholly-owned subsidiaries, Columbia Investment Services, Inc., 2500 Broadway Corp. 1901 Residential Management Co. LLC, Plaza Financial Services, Inc., First Jersey Title Services, Inc., Real Estate Management Corp. LLC, 1901 Commercial Management Co. LLC, Stewardship Realty LLC, and CSB Realty Corp. (collectively, the “Company”). In consolidation, all intercompany accounts and transactions are eliminated. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

The Bank's wholly owned subsidiary, Stewardship Realty, LLC, incorporated as a New Jersey corporation in 2005 was acquired in the Company's merger with Stewardship in November 2019. It is a service corporation originally organized to hold and manage property in Midland Park which was occupied by Atlantic Stewardship Bank.

The Company also owns 100% of the common stock of Stewardship Statutory Trust I, which is a trust incorporated in Delaware which was also acquired in the Company's merger with Stewardship in November 2019. In accordance with ASC Topic 810, Consolidation,

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

this Trust was classified as a variable interest entity and did not satisfy the conditions for consolidation. Accordingly, this Trust, which owns $7.0 million of trust preferred securities, which represented 100% of the assets, was treated as an unconsolidated subsidiary.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits at other financial institutions and short-term investments. The Company is required by the Federal Reserve Bank System to maintain cash reserves equal to a percentage of certain deposits. At December 31, 2019 and 2018, the reserve requirement totaled $8.8 million and $5.9 million, respectively.

Securities

Securities are classified as available for sale and held to maturity. Management determines the appropriate classification of securities at the time of purchase. If the Company has the intent to hold securities until maturity, these securities are classified as held to maturity and reported at amortized cost. If the Company does not have the intent to hold securities until maturity, these securities are classified as available for sale. The available for sale securities portfolio is carried at estimated fair value, with any unrealized holding gains or losses, net of taxes, reported as a separate component of accumulated other comprehensive income or loss in Stockholders' Equity. The fair values of these securities are based on market quotations or matrix pricing as discussed in Note 16. Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair value of securities are other-than-temporary. In this evaluation, if such decline were deemed other-than temporary, management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell these securities or if it more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary and would be recognized as an expense in the current period.

Premiums and discounts on securities are generally amortized and accreted to income over the contractual lives of the securities using the level-yield method. Premiums on callable securities are amortized to the first call date. Dividend and interest income are recognized when earned. Realized gains and losses are recognized when securities are sold or called based on the specific identification method.

In the ordinary course of business, securities are pledged as collateral in conjunction with the Company’s borrowings, lines of credit, and public funds on deposit.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank of New York (the "FHLB"), is required to hold shares of capital stock of the FHLB based on its activities, primarily its outstanding borrowings. The Bank carries the investment at cost, or par value, which approximates fair value.

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

A loan is considered delinquent when payment has not been received within 30 days of its contractual due date. Generally, the accrual of income on loans is discontinued when they are past due 90 days or more as to contractual obligations, or other circumstances indicate that collection is questionable. When a loan is placed on non-accrual status, any interest accrued but not received is reversed against interest income. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the ability to collect the loan. Non-accruing loans are returned to accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payment) and both principal and interest are deemed collectible. Loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt.

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

Purchased Credit-Impaired ("PCI") Loans

Purchased credit impaired loans are loans acquired through acquisitions at a discount primarily due to deteriorated credit quality. PCI loans are recorded at fair value at the date of acquisition with no carryover of the related allowance for credit losses. Determining the fair value of loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans discounting those cash flows at a market rate of interest. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable yield. The nonaccretable yield represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require us to evaluate the need for an allowance for credit losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonacretable yield which we then reclassify as accretable yield that is recognized into interest income over the remaining life of the loan using the interest method. The evaluation of the amount of future cash flows that is expected to be collected is performed in a similar manner used to determine the allowance for

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

loan losses. Any charge-offs of principal on acquired loans would first be applied against the nonaccretable yield portion of the fair value adjustment.

Allowance for Loan Losses

Losses on loans are charged to the allowance for loan losses. Additions to this allowance are made by recoveries of loans previously charged off and by a provision charged to expense. The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio, economic conditions, historical loan loss experience and other factors that warrant recognition in providing an adequate allowance. Estimates and judgments required to establish the allowance include: overall economic environment; value of collateral; strength of guarantors; loss exposure in the event of default; the amount and timing of future cash flows on impaired loans; and determination of loss factors applied to the portfolio segments. These estimates are susceptible to significant change. Management regularly reviews loss experience within the portfolio and monitors current economic conditions and other factors related to the collectability of the loan portfolio. While management uses available information, future additions to the allowance may be necessary based on changes in economic conditions in the Bank's market area. In addition, regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Bank's allowance for loan losses as an integral part of their examination. Such agencies may require the Bank to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant uncertainties.

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

Restructured loans that were accruing prior to the restructuring, where income was reasonably assured subsequent to the restructuring, maintain their accrual status. Restructured loans for which collectability was not reasonably assured are placed on non-accrual status, interest accruals cease, and uncollected accrued interest is reversed and charged against current income. Non-accruing restructured loans may be returned to accrual status when there is a sustained period of repayment performance (generally six consecutive months of payments), and both principal and interest are deemed collectible.

Loans Sold and Serviced

The Company has entered into Guarantor Swaps with Freddie Mac to improve its liquidity. In these types of transactions, the Company sells mortgage loans in exchange for Freddie Mac Mortgage Participation Certificates backed exclusively by the loans sold. The Company retains the servicing of these loans. The Company also periodically sells loans to investors and continues to service such loans for a fee. Gains or losses on the sale of loans are recorded on trade date using the specific-identification method.

Real Estate Owned

Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of the recorded investment in the loan at the time of foreclosure or fair value, less estimated costs to sell. Fair value is generally based on recent appraisals. The excess, if any, of the loan amount over the fair value of the asset acquired is charged off against the allowance for loan losses at the date the property is acquired. Subsequent write-downs in the value of real estate owned, as well as holding costs, and any gains or losses realized upon sale of the property are recorded as incurred.

Office Properties and Equipment

Land is carried at cost. Office properties, land and building improvements, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of office properties and equipment is computed on a straight-line basis over their estimated useful lives (generally 40 years for buildings, 10 to 20 years for land and building

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

improvements, 3 to 10 years for furniture and equipment). Leasehold improvements, carried at cost, net of accumulated depreciation, are amortized over the terms of the related leases or the estimated useful lives of the assets, whichever is shorter. Major improvements are capitalized, while repairs and maintenance costs are charged to expense as incurred. Upon retirement or sale, any gain or loss is recognized as incurred. At December 31, 2019, land and buildings include property acquired from Stewardship with a fair value of $1.8 million which is held for sale.

Bank-owned Life Insurance ("BOLI")

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

Goodwill and Intangible Assets

Intangible assets of the Bank consist of goodwill, core deposit intangibles and mortgage servicing rights. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual goodwill impairment test as of December 31, 2019 based upon its qualitative assessment of goodwill and concluded that goodwill was not impaired and no further quantitative analysis was warranted.

Core deposit intangibles represent the balance of the core deposit intangibles ascribed to the value of deposit acquired by the Bank through the acquisition of Stewardship.

Mortgage servicing rights are recorded when purchased or when originated mortgage loans are sold, with servicing rights retained. Mortgage servicing rights are amortized on an accelerated method based upon the estimated lives of the related loans, and generally adjusted for prepayments. Mortgage servicing rights are carried at the lower of amortized cost or fair value.

Post-retirement Benefits

The Company provides certain health care and life insurance benefits to eligible retired employees under a Post-retirement Plan, along with a split-dollar BOLI death benefit. The Company accrues the cost of retiree health care and other benefits during the employees’ period of active service. Effective January 1, 2019, the Post-retirement plan has been closed to new hires.

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

Employee Benefit Plans

The Company maintains a single-employer tax-qualified defined benefit pension plan (the "Pension Plan") which covers full-time employees that satisfy the Pension Plan eligibility requirements. Effective October 1, 2018, employees hired by the Bank are not eligible to participate in the Company's Pension Plan as the plan has been closed to new employees as of that date.

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

The Company has a retirement income maintenance plan (the "RIM Plan") which is a non-qualified defined benefit plan which provides benefits to all employees of the Company if their benefits under the Pension Plan are limited by the Internal Revenue Code.

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

The Company applies hedge accounting to its derivatives used for market risk management purposes if specific criteria are met, including a requirement that a highly effective relationship exists between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. Changes in the fair value of effective fair value hedges are recognized in current earnings (with the change in fair value of the hedged asset or liability also recognized in earnings). Changes in the fair value of effective cash flow hedges are recognized in other comprehensive income (loss) until earnings are affected by the variability in cash flows of the designated hedged item. Ineffective portions of hedge results are recognized in current earnings. Changes in the fair value of derivatives for which hedge accounting is not applied are recognized in current earnings.

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

Certain derivative financial instruments are offered to certain commercial banking customers to manage their risk exposures and risk management strategies. These derivative instruments consist primarily of currency forward contracts and interest rate swap contracts. The risk associated with these transactions is mitigated by simultaneously entering into similar transactions having essentially offsetting terms with a third party.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Income Taxes

The Company and its subsidiaries file consolidated federal income tax returns. Federal income taxes are allocated to each entity based on their respective contributions to taxable income of the consolidated income tax returns. Beginning in 2019 as required by the State of New Jersey, the Company adopted combined income tax reporting for certain members of a commonly-controlled unitary business group. Prior to 2019, separate state income tax returns were filed for the Company and each of its qualifying subsidiaries. For the three months ended December 31, 2017, income tax expense included the impact of the enactment of the Tax Cuts and Jobs Act which reduced the maximum statutory federal income tax rate from 35% to 21%. This resulted in a charge to reduce the carrying value of the Company's net deferred income tax assets, which are included in the Consolidated Statements of Financial Condition.

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

Income taxes are allocated to the individual entities within the consolidated group based on the effective tax rate of the entity. The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2019 and 2018. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. The Company did not recognize any interest and penalties during the years ended December 31, 2019 and 2018, September 31, 2017, and the three months ended December 31, 2017.

On July 1, 2018, New Jersey enacted legislation which adds to the state’s 9.0% Corporation Business Tax rate (i) a 2.5% surtax for periods beginning in 2018 and 2019 and (ii) a 1.5% surtax for periods beginning in 2020 and 2021. These surtaxes apply to corporations with more than $1.0 million of net income allocated to New Jersey and expire beginning in 2022. Also, for periods beginning in 2017, New Jersey has reduced the dividends-received deduction from 100% to 95% for certain dividend income received by a corporation from a subsidiary that is at least 80% owned by the corporation. In addition, for periods beginning in 2019, as previously noted, New Jersey adopted combined income tax reporting for certain members of a commonly-controlled unitary business group, and issued guidance in December 2019 to clarify business entities to be included and excluded from this combined group.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items recorded in equity, such as unrealized holding gains and losses on debt securities available for sale, the noncredit component of other than temporary impairment losses on debt securities, unrealized gains and losses on derivatives, and the unfunded status and reclassification of actuarial net (loss) gain associated with the Company's benefit plans. Comprehensive income is presented in a separate Consolidated Statements of Comprehensive Income (Loss).

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

Earnings Per Share ("EPS")
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

Stock Compensation Plans

Compensation expense related to stock options and non-vested restricted stock awards is based on the fair value of the award on the measurement date with expense recognized on a straight line basis over the requisite performance or service period. The fair value of stock options is estimated utilizing the Black-Scholes option pricing model. The fair value of non-vested restricted stock awards is generally the closing market price of the Company's common stock on the date of grant. The Company accounts for forfeitures as they occur.

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act prior to December 31, 2019, the Company elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies.

Accounting Pronouncements Adopted

In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The updated guidance allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act disclosed in Note 14. The purpose of the guidance is to improve the usefulness of the information reported to the financial statement users. The guidance is effective for all entities for fiscal years beginning after December 31, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU No. 2018-02 for the period ended December 31, 2018 and the impact of the adoption resulted in a reclassification adjustment between accumulated other comprehensive income and retained earnings of $11.7 million.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments- Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (cont'd)

Accounting Pronouncements Adopted (cont'd)

allowance on deferred tax assets related to unrealized losses on available-for-sale debt securities in combination with other deferred tax assets. This guidance provides an election to subsequently measure certain non-marketable equity investments at cost less any impairment and adjusted for certain observable price changes. The guidance also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements.

The Company adopted this guidance effective January 1, 2019. As a result, $1.9 million of equity securities, as of December 31, 2018, were reclassified from securities available for sale, and presented as a separate line item on the Consolidated Statements of Financial Condition. The $548,000 after tax unrealized gain on these securities, at time of adoption, was reclassified from other comprehensive income (loss) to retained earnings, and is reflected in the consolidated statements of changes in stockholders' equity. For financial instruments that are measured at amortized cost, the Company measures fair value utilizing an exit price methodology. See note 20 for additional disclosure regarding the impact of adoption of this ASU on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are in the scope of other standards. The guidance in the ASU was effective for the Company for fiscal years beginning after December 15, 2018. Subsequently, the FASB issued various amendments that were intended to improve and clarify the implementation guidance of ASU No. 2014-09 and had the same effective date as the original guidance. The Company's revenue is primarily comprised of net interest income on interest earning assets and liabilities and non-interest income. The scope of guidance explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. The Company adopted this guidance effective January 1, 2019, after completing an evaluation of the Company's revenue streams and applicable revenue recognition, and concluded that there are no material changes related to the timing or amount of revenue recognition. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, but resulted in additional footnote disclosures, including the disaggregation of certain categories of revenues. See note 22 for additional disclosure regarding the impact of adoption of this ASU on the Company's consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Acquisition of Stewardship Financial Corporation

On November 1, 2019, the Company completed its acquisition of Stewardship Financial Corporation ("Stewardship"), pursuant to the Agreement and Plan of Merger, dated as of June 6, 2019, (the "Merger Agreement"). Under the terms of the merger agreement, each outstanding share of Stewardship common stock was converted into the right to received $15.75 in cash. At the time of closing, Stewardship had $956.0 million in total assets, including $756.9 million in net loans receivable, $52.6 million in securities, and $877.8 million in total liabilities, including $781.4 million in deposits and $81.8 million in borrowings. The deposits acquired from Stewardship were held across a network of 12 branches located in New Jersey throughout Bergen, Morris, and Passaic counties.

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the Stewardship acquisition totaled $2.8 million for the year ended December 31, 2019.

The following table sets forth assets acquired and liabilities assumed in the Stewardship acquisition, at their estimated fair values as of the closing date of the transaction:

November 1, 2019
Assets acquired:
Cash and cash equivalents	$105,006
Debt securities available for sale	51,710
Equity securities	1,073
Federal Home Loan Bank stock	3,716
Loans receivable	757,223
Accrued interest receivable	2,239
Office properties and equipment, net	6,815
Bank-owned life insurance	22,096
Deferred tax assets, net	3,534
Core deposit and other intangibles	7,467
Other assets	767
Total assets acquired	961,646

Liabilities assumed:
Deposits	$782,698
Borrowings	82,761
Advance payments by borrowers for taxes and insurance	356
Accrued expenses and other liabilities	14,584
Total liabilities assumed	$880,399

Net assets acquired	$81,247
Cash paid for purchase	136,294
Goodwill recorded at merger	$55,047

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of November 1, 2019, and resulted in the recognition of goodwill of $55.0 million and a core deposit intangible of $7.5 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market condition, and other future events that are highly subjective in nature and subject to change. The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information (existing at the date of closing) relative to closing date fair values becomes available. As the Company continues to analyze the acquired assets and assumed liabilities, there may be adjustments to the recorded carrying values. However, management does not expect significant future adjustments to the recorded amounts as at November 1, 2019.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Acquisition of Stewardship Financial Corporation (continued)

Fair Value Measurement of Assets Acquired and Liabilities Assumed

Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed:

Cash and cash equivalents. The estimated fair values of cash and cash equivalents approximate their stated face amounts, as these financial instruments are either due on demand or have short-term maturities.

Debt securities available for sale. The estimated fair values of the debt securities were calculated utilizing Level 2 inputs. The majority of the acquired securities were fixed income instruments that are not quoted on an exchange, but are traded in active markets. The prices for these instruments are obtained through an independent pricing service when available, or dealer market participants with whom the Company has historically transacted with for both purchases and sales of securities. The prices are derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, and the bond's terms and conditions, among other things. Management reviewed the data and assumptions used in pricing securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data.

Loans. The acquired loan portfolio was segregated into pools for valuation purposes primarily based on loan type, non-accrual status, and credit risk rating. The estimated fair values were computed by discounting the expected cash flows from the respective pools. Cash flows were estimated by using valuation models that incorporated estimates of current key assumptions such as prepayment speeds, default rates, and loss severity rates. The process included: (1) Projecting monthly principal and/or interest cash flows based on the contractual terms of the loans, including both maturity and contractual amortization; (2) Adjusting projected cash flows for expected losses and prepayments, where appropriate; (3) Developing a discount rate based on the relative risk of the cash flows, considering the loan type, liquidity risk, the maturity of the loans, servicing costs, and a required return on capital; (4) Discounting the projected cash flows to a present value, to arrive at the calculated value of the loans.

The methods used to estimate the fair values of loans are extremely sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in the values than in those determined in active markets.

Office properties and equipment, net. The fair value of land and buildings was estimated using current appraisals. Acquired equipment was not material. Buildings are amortized over their estimated useful lives. Leasehold improvements and equipment are amortized or depreciated over their estimated useful lives usually ranging for three to ten years.

Goodwill and intangible assets. Goodwill is not amortized for book purposes: however: it is reviewed at least annually for impairment and is not deductible for tax purposes. Intangible assets consisting of core deposit intangibles ("CDI") are the measures of the value of non-maturity deposits in a business combination. The fair value of the CDI was calculated utilizing the cost savings approach, the expected cost savings attributable to the core deposits funding relative to an alternative source of funding, using a discounted cash flow present value methodology. Key inputs and assumptions utilized in the discounted cash flow present value methodology include core deposit balances and rates paid, the cost of an additional funding source, the aggregate life of deposits and truncation points, non-interest deposit costs, and the immediate deposit outflow assumption. The CDI is amortized over an estimated useful life of ten years to approximate the existing deposit relationships acquired.

Deposits. The fair values of deposit liabilities with no stated maturity (ie., non-interest bearing and interest-bearing demand deposit accounts, money market and savings and club accounts) are equal to the carrying amounts payable on demand. The fair value of certificates of deposit represent contractual cash flows, discounted to present value using interest rates currently offered on deposits with similar characteristics and remaining maturities.

Borrowings. The fair values of borrowings consisting of FHLB advances were estimated by discounting future cash flows using market discount rates for borrowings with similar characteristics, terms and remaining maturities. The fair value of other borrowings, which included subordinated notes and debentures, were measured at the acquisition date using a dealer market quote.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)     Debt Securities Available for Sale

Debt securities available for sale at December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$42,081	$321	$(16)	$42,386
Mortgage-backed securities and collateralized mortgage obligations	968,165	12,981	(1,265)	979,881
Municipal obligations	2,284	1	(1)	2,284
Corporate debt securities	68,613	945	(378)	69,180
Trust preferred securities	5,000	—	(395)	4,605
	$1,086,143	$14,248	$(2,055)	$1,098,336

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$54,821	$53	$(717)	$54,157
Mortgage-backed securities and collateralized mortgage obligations	934,631	2,812	(17,436)	920,007
Municipal obligations	987	—	—	987
Corporate debt securities	54,493	129	(1,155)	53,467
Trust preferred securities	5,000	—	(750)	4,250
	$1,049,932	$2,994	$(20,058)	$1,032,868

The amortized cost and fair value of debt securities available for sale at December 31, 2019, by contractual final maturity is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	December 31, 2019
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$31,901	$31,955
More than one year to five years	27,366	27,729
More than five years to ten years	53,235	53,669
More than ten years	5,476	5,102
	117,978	118,455
Mortgage-backed securities and collateralized mortgage obligations	968,165	979,881
	$1,086,143	$1,098,336

Mortgage-backed securities and collateralized mortgage obligations totaling $968.2 million at amortized cost, and $979.9 million at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)     Debt Securities Available for Sale (continued)

During the year ended December 31, 2019, proceeds from the sales of debt securities available for sale totaled $65.2 million, resulting in gross gains of $2.2 million and gross losses of $22,000. Proceeds from called debt securities available for sale totaled $24.1 million resulting in gross gains of $174,000 and no gross losses. Proceeds from one matured debt security available for sale totaled $797,000.

During the year ended December 31, 2018, proceeds from calls of debt securities available for sale totaled $11.5 million, resulting in gross realized gains of $116,000 and no gross unrealized losses. Proceeds from maturities of securities available for sale totaled $2.4 million.

During the three months ended December 31, 2017, there were no sales, calls or maturities of debt securities available for sale during the period.

During the year ended September 30, 2017, proceeds from sales of debt securities available for sale totaled $187.4 million, resulting in gross gains of $1.5 million and gross losses of $3.2 million. Proceeds from calls and maturities of securities available for sale totaled $17.2 million.

Debt securities available for sale having a carrying value of $462.0 million and $232.7 million, respectively, at December 31, 2019 and 2018, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowing at the Federal Reserve Bank of New York.

The following table summarizes the fair value and gross unrealized losses of those securities that reported an unrealized loss at December 31, 2019 and 2018 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$5,106	$(13)	$4,988	$(3)	$10,094	$(16)
Mortgage-backed securities and collateralized mortgage obligations	178,665	(946)	58,208	(319)	236,873	(1,265)
Municipal obligations	696	(1)	—	—	696	(1)
Corporate debt securities	2,588	(5)	4,627	(373)	7,215	(378)
Trust preferred securities	—	—	4,605	(395)	4,605	(395)
	$187,055	$(965)	$72,428	$(1,090)	$259,483	$(2,055)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)     Debt Securities Available for Sale (continued)

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

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2019, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position as of December 31, 2019 totaled 97, compared with 151 at December 31, 2018. All temporarily impaired securities were investment grade as of December 31, 2019 and 2018.

The Company did not record an other-than-temporary impairment charge on debt securities available for sale during the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017.

(5)     Debt Securities Held to Maturity

Debt securities held to maturity at December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$20,000	$26	$(66)	$19,960
Mortgage-backed securities and collateralized mortgage obligations	265,756	4,048	(259)	269,545
	$285,756	$4,074	$(325)	$289,505

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$23,404	$45	$(208)	$23,241
Mortgage-backed securities and collateralized mortgage obligations	238,739	28	(7,167)	231,600
	$262,143	$73	$(7,375)	$254,841

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Debt Securities Held to Maturity (continued)

The amortized cost and fair value of debt securities held to maturity at December 31, 2019, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	December 31, 2019
	Amortized Cost	Fair Value
	(In thousands)

More than ten years	$20,000	$19,960
Mortgage-backed securities and collateralized mortgage obligations	265,756	269,545
	$285,756	$289,505

Mortgage-backed securities and collateralized mortgage obligations totaling $265.8 million at amortized cost, and $269.5 million at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

There were no sales of debt securities held to maturity for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017. Proceeds from calls of debt securities held to maturity for the year ended December 31, 2019 totaled $33.4 million, resulting in $24,000 of gross gains and no gross losses. Proceeds from calls and maturities of debt securities held to maturity for the years ended December 31, 2018 and September 30, 2017 totaled $5.4 million and $769,000, respectively. No gross gains or losses were recognized. There were no calls or maturities of debt securities held to maturity for the three months ended December 31, 2017.

Debt securities held to maturity having a carrying value of $236.0 million and $187.0 million, respectively, at December 31, 2019 and December 31, 2018, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowing at the Federal Reserve Bank of New York.

The following table summarizes the fair value and gross unrealized losses of those securities that reported an unrealized loss at December 31, 2019 and 2018 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$9,934	$(66)	$—	$—	$9,934	$(66)
Mortgage-backed securities and collateralized mortgage obligations	27,911	(251)	772	(8)	28,683	(259)
	$37,845	$(317)	$772	$(8)	$38,617	$(325)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Debt Securities Held to Maturity (continued)

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

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities held to maturity was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2019, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position as of December 31, 2019 totaled 22, compared with 88 at December 31, 2018. All temporarily impaired securities were investment grade as of December 31, 2019 and 2018.

The Company did not record an other-than-temporary impairment charge on debt securities held to maturity for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017.

During the year ended September 30, 2017, the Company transferred certain debt securities available for sale with an amortized cost of $103.7 million and a fair value of $103.3 million to the held to maturity portfolio, largely because of the nature of the securities, which were community investment related mortgage-backed securities issued by government agencies, or due to their longer durations.

(6)    Equity Securities at Fair Value

The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, and a community bank correspondent services company, which is reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at December 31, 2019 and 2018 was $2.9 million and $1.9 million, respectively.

The Company adopted ASU 2016-01 on January 1, 2019, resulting in a $548,000 after tax cumulative-effect adjustment from other comprehensive income (loss) to retained earnings, as reflected in the Consolidated Statements of Changes in Stockholders' Equity. The Company recorded the net increase in the fair value of equity securities of $305,000 for the year ended December 31, 2019 as a component of non-interest income.

During the year ended December 31, 2019, proceeds from the sale of equity securities totaled $1.1 million, resulting in gross gains of $236,000 and no gross losses. During the years ended December 31, 2018 and September 30, 2017, there were no sales of equity securities. During the three months ended December 31, 2017, proceeds from sales of equity securities totaled $92,000, resulting in no gross realized gains and $60,000 in gross realized losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses

Loans receivable at December 31, 2019 and 2018 are summarized as follows:

	December 31,
	2019	2018
	(In thousands)
Real estate loans:
One-to-four family	$2,077,079	$1,830,186
Multifamily and commercial	2,919,985	2,142,154
Construction	298,942	261,473
Commercial business loans	483,215	333,876
Consumer loans:
Home equity loans and advances	388,127	393,492
Other consumer loans	1,960	1,108
Total gross loans	6,169,308	4,962,289
Purchased credit-impaired loans	7,021	—
Net deferred loan costs, fees and purchased premiums and discounts	21,237	16,893
Loans receivable	$6,197,566	$4,979,182

There were no loans held for sale at December 31, 2019, and $8.1 million of one-to-four family real estate loans were held-for-sale at December 31, 2018. During the year ended December 31, 2019, the Company sold $97.4 million, $4.3 million, and $164,000 of one-to-four family and fixed rate home equity loans, commercial real estate and commercial business loans, respectively, to third parties. Gross gains of $718,000 and no gross losses were recognized from the sales of loans. During the year ended December 31, 2018, the Company sold $3.6 million of one-to-four family and fixed rate home equity loans resulting in no gross gains or losses. During the year ended September 30, 2017 and the three months ended December 31, 2017 no loans held-for-sale were sold by the Company.

During the year ended December 31, 2019, the Company sold $5.3 million, $5.5 million, and $901,000 of one-to-four family and fixed rate home equity loans, commercial real estate and commercial business loans, respectively, included in loans receivable. Gross gains of $67,000 and no gross losses were recognized from the sales of loans. During the year ended December 31, 2018, the Company sold $32.0 million of one-to-four family and fixed rate home equity loans to third parties, resulting in gross gains of $618,000 and no gross losses. For the year ended September 30, 2017, the Company sold $62.4 million of one-to-four family and fixed rate home equity, and multifamily loans to third parties resulting in no gross gains and $380,000 of gross losses.

During the years ended December 31, 2019 and 2018, and September 30, 2017, the Company purchased $89.8 million, $32.3 million and $20.5 million, respectively, of one-to-four family, multifamily and commercial real estate loans. During the three months ended December 31, 2017, the Company purchased $56.1 million of multifamily and commercial real estate loans.

At December 31, 2019 and 2018, the carrying value of loans serviced by the Company for investors was $526.3 million and $462.7 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition. Servicing income totaled $1.2 million, $1.1 million, and $1.2 million for the year ended December 31, 2019 and 2018, September 30, 2017. For the three months ended December 31, 2017 servicing income totaled $298,000.

The Company has entered into Guarantor Swaps with Freddie Mac which results in improved liquidity. During the year ended December 31, 2019, the Company exchanged $21.6 million of loans for a Freddie Mac Mortgage Participation Certificate. The Company retained the servicing of these loans. No loans were sold to Freddie Mac in exchange for Freddie Mac Mortgage Participation Certificates during the years ended December 31, 2018 and September 30, 2017, or during the three months ended December 31, 2017.

The Company has granted loans to certain officers and directors of the Company and its subsidiaries and to their associates. As of December 31, 2019 and 2018 such loans totaled approximately $1.1 million and $1.4 million, respectively. During the years ended December 31, 2019 and 2018 and the three months ended December 31, 2017, the Bank granted no new loans to related parties. During the year ended September 30, 2017, new loans totaling $390,000 were granted to related parties. These loans are performing in accordance with their original terms.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

The following tables summarize the aging of loans receivable by portfolio segment, excluding PCI loans at December 31, 2019 and 2018:

	December 31, 2019
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$6,249	$2,132	$1,638	$10,019	$2,067,060	$2,077,079
Multifamily and commercial	626	1,210	716	2,552	2,917,433	2,919,985
Construction	—	—	—	—	298,942	298,942
Commercial business loans	1,056	—	2,489	3,545	479,670	483,215
Consumer loans:
Home equity loans and advances	1,708	246	405	2,359	385,768	388,127
Other consumer loans	3	—	—	3	1,957	1,960
Total loans	$9,642	$3,588	$5,248	$18,478	$6,150,830	$6,169,308

	December 31, 2018
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$8,384	$1,518	$819	$10,721	$1,819,465	$1,830,186
Multifamily and commercial	1,870	1,425	154	3,449	2,138,705	2,142,154
Construction	—	—	—	—	261,473	261,473
Commercial business loans	208	279	911	1,398	332,478	333,876
Consumer loans:
Home equity loans and advances	1,550	173	905	2,628	390,864	393,492
Other consumer loans	—	—	—	—	1,108	1,108
Total loans	$12,012	$3,395	$2,789	$18,196	$4,944,093	$4,962,289

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date, or repayment is unlikely. Non-accruing loans are returned to an accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At December 31, 2019 and 2018, non-accrual loans totaled $6.7 million and $2.8 million, respectively. Included in non-accrual loans at December 31, 2019, are 8 loans totaling $1.5 million which are less than 90 days in arrears. At December 31, 2018, no loans less than 90 days in arrears were included in non-accrual loans.

PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses), and aggregated and accounted for as pools of loans based on common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loan pools. See Note 2 for additional information.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in the Stewardship acquisition as of November 1, 2019 (See Note 3 for more details):

November 1, 2019
(In thousands)

Contractually required principal and interest	$9,286
Contractual cash flows not expected to be collected (non-accretable difference)	(1,823)
Expected cash flows to be collected	7,463
Interest component of expected cash flows (accretable yield)	(556)
Fair value of acquired loans	$6,907

The following table presents changes in the accretable yield for PCI loans for the year ended December 31, 2019:

December 31, 2019
(In thousands)

Balance, beginning of period	$—
Acquisition	556
Accretion	(30)
Net change in expected cash flows	(15)
Balance, end of period	$511

There were no PCI loans outstanding at December 31, 2018.

The net increase in expected cash flows for certain pools of loans included in the table above is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools.

The following table provides information with respect to our non-accrual loans, excluding PCI loans at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(In thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$1,732	$819
Multifamily and commercial	716	154
Commercial business loans	3,686	911
Consumer loans:
Home equity loans and advances	553	905
Total non-accrual loans	$6,687	$2,789

If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $509,000, $126,000, $295,000, and $61,000 for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017, respectively. The amount of cash basis interest income that was recognized on these loans during the years ended

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017 was $437,000, $89,000, $104,000, and $121,000, respectively.

We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At December 31, 2019, the Company had no real estate owned. At December 31, 2018, we held one single-family property in real estate owned with a carrying value of $92,000 that was acquired through foreclosure on a residential mortgage loan. At of December 31, 2019 and 2018, we had 4 and 14 residential mortgage loans with carrying values of $522,000 and $1.6 million, respectively, collateralized by residential real estate which are in the process of foreclosure.

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
Management estimates the quantitative component of the allowance for loan losses for loans collectively evaluated for impairment by applying loss factors based upon the loan type categorization, risk rating level, and applying qualitative adjustments at the portfolio level. Quantitative loss factors give consideration to historical loss experience and migration experience by loan type over a look-back period, adjusted for a loss emergence period. Qualitative factor adjustments give consideration to other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries and loan volumes, as well as national and local economic trends and conditions.
Qualitative factor adjustments to such loss factors are made to reflect risks in the loan portfolio not captured by the quantitative loss factors and, as such, are evaluated from a risk level perspective relative to the risk levels present over the look-back period. The reserves resulting from the application of both the quantitative experience and qualitative factors are combined to arrive at the allowance for loan losses for loans collectively evaluated for impairment.
Management believes the primary risks inherent in the portfolio are a general decline in the economy, a decline in real estate market values, rising unemployment, increasing vacancy rates, and increases in interest rates in the absence of economic improvement. Any one or a combination of these events may adversely affect a borrowers’ ability to repay its loan, resulting in increased delinquencies and loan losses. Accordingly, the Company has recorded loan losses at a level which is estimated to represent the current risk in its loan portfolio. Management considers it important to maintain the ratio of the allowance for loan losses to total loans at an acceptable level considering the current composition of the loan portfolio.
Although management believes that the Company has established and maintains the allowance for loan losses at appropriate levels, additional reserves may be necessary if future economic and other conditions differ substantially from the current operating environment. Management evaluates its estimates and assumptions on an ongoing basis and the estimates and assumptions are adjusted when facts and circumstances necessitate a re-valuation of the estimate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. In addition, regulatory agencies periodically review the adequacy of the Company’s allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant uncertainties.
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

The following table summarizes loans receivable (including PCI loans) and allowance for loan losses by portfolio segment and impairment method at December 31, 2019 and 2018:

	December 31, 2019
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$484	$2	$—	$1,121	$14	$—	$—	$1,621
Collectively evaluated for impairment	13,296	22,978	7,435	14,715	1,655	9	—	60,088
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total	$13,780	$22,980	$7,435	$15,836	$1,669	$9	$—	$61,709

Total loans:
Individually evaluated for impairment	$8,891	$2,599	$—	$5,178	$2,143	$—	$—	$18,811
Collectively evaluated for impairment	2,068,188	2,917,386	298,942	478,037	385,984	1,960	—	6,150,497
Loans acquired with deteriorated credit quality	429	4,866	—	1,726	—	—	—	7,021
Total gross loans	$2,077,508	$2,924,851	$298,942	$484,941	$388,127	$1,960	$—	$6,176,329

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

The following table presents the number of loans modified as TDRs for the years ended December 31, 2019 and 2018, and September 30, 2017, along with their balances immediately prior to the modification date and post-modification. Post-modification recorded investment represents the net book balance immediately following modification. There we no loans modified during the three months ended December 31, 2017,

	For the Years Ended December 31,
	2019			2018
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(In thousands)
Troubled Debt Restructurings
Real estate loans:
One-to-four family	—	$—	$—	5	$801	$801
Multifamily and commercial	—	—	—	1	65	65
Commercial business loans	1	4,095	4,095	—	—	—
Consumer loans:
Home equity loans and advances	—	—	—	1	588	588
Total restructured loans	1	$4,095	$4,095	7	$1,454	$1,454

	For the Year Ended September 30,
	2017
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
		(Dollars in thousands)
Troubled Debt Restructurings
Real estate loans:
One-to-four family	3	$548	$548
Multifamily and commercial	1	3,964	3,964
Commercial business loans	1	18	18
Consumer loans:
Home equity loans and advances	2	248	248
Total restructured loans	7	$4,778	$4,778

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

The activity in the allowance for loan losses for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017 are as follows:

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2017	2017
	(In thousands)

Balance at beginning of period	$62,342	$58,178	$54,633	$51,867
Provision charged	4,224	6,677	3,400	6,426
Recoveries	496	707	188	584
Charge-offs	(5,353)	(3,220)	(43)	(4,244)
Balance at end of period	$61,709	$62,342	$58,178	$54,633

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017 are as follows:

	For the Year Ended December 31, 2019
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Unallocated	Total
	(In thousands)

Balance at beginning of period	$15,232	$23,251	$7,217	$14,176	$2,458	$8	$—	$62,342
Provision charged (credited)	(429)	(178)	216	5,250	(638)	3	—	4,224
Recoveries	30	10	2	404	50	—	—	496
Charge-offs	(1,053)	(103)	—	(3,994)	(201)	(2)	—	(5,353)
Balance at end of period	$13,780	$22,980	$7,435	$15,836	$1,669	$9	$—	$61,709

	For the Year Ended December 31, 2018
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Unallocated	Total
	(In thousands)

Balance at beginning of period	$19,991	$19,933	$5,217	$8,275	$4,576	$8	$178	$58,178
Provision charged (credited)	(4,503)	3,445	1,997	7,860	(1,949)	5	(178)	6,677
Recoveries	334	2	3	240	122	6	—	707
Charge-offs	(590)	(129)	—	(2,199)	(291)	(11)	—	(3,220)
Balance at end of period	$15,232	$23,251	$7,217	$14,176	$2,458	$8	$—	$62,342

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

The following tables present loans individually evaluated for impairment by loan segment, excluding PCI loans:

	At December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$4,314	$5,473	$—
Multifamily and commercial	1,494	2,191	—
Commercial business loans	3,859	4,048	—
Consumer loans:
Home equity loans and advances	1,080	1,217	—
	10,747	12,929	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	4,577	4,613	484
Multifamily and commercial	1,105	1,105	2
Commercial business loans	1,319	4,307	1,121
Consumer loans:
Home equity loans and advances	1,063	1,063	14
	8,064	11,088	1,621
Total:
Real estate loans:
One-to-four family	8,891	10,086	484
Multifamily and commercial	2,599	3,296	2
Commercial business loans	5,178	8,355	1,121
Consumer loans:
Home equity loans and advances	2,143	2,280	14
Total loans	$18,811	$24,017	$1,621

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

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

Specific allocations of the allowance for loan losses attributable to impaired loans totaled $1.6 million and $915,000 at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, impaired loans for which there was no related allowance for loan losses totaled $10.7 million and $11.6 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

The following tables present interest income recognized for loans individually evaluated for impairment, by loan segment, excluding PCI loans for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017:

	For the Years Ended December 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$8,811	$434	$10,224	$445
Multifamily and commercial	2,639	147	2,712	155
Construction	850	—	—	—
Commercial business loans	6,378	479	3,060	118
Consumer loans:
Home equity loans and advances	2,562	143	3,361	173
Totals	$21,240	$1,203	$19,357	$891

	For the Three Months Ended December 31,		For the Year Ended September 30,
	2017		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$14,015	$110	$15,027	$469
Multifamily and commercial	4,087	39	4,328	279
Commercial business loans	3,870	46	3,796	195
Consumer loans:
Home equity loans and advances	3,618	35	3,903	136
Totals	$25,590	$230	$27,054	$1,079

The recorded investment in TDRs totaled $20.0 million at December 31, 2019, of which no loans were over 90 days past due, and three loans totaling $660,000 were 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2019. The recorded investment in TDRs totaled $16.0 million at December 31, 2018, of which one loan totaling $101,000 was over 90 days past due, and seven loans totaling $1.0 million were 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2018. The recorded investment in TDRs totaled $17.6 million at December 31, 2017, of which two loans totaling $425,000 were over 90 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2017. The recorded investment in TDRs totaled $21.1 million at September 30, 2017, of which seven loans totaling $1.0 million were over 90 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at September 30, 2017.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

The following tables present loans receivable by credit quality risk indicator and by loan segment, excluding PCI loans at December 31, 2019 and 2018:

	December 31, 2019
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$2,072,878	$2,900,286	$298,942	$454,183	$387,251	$1,960	$6,115,500
Special mention	419	4,724	—	20,170	—	—	25,313
Substandard	3,782	14,975	—	8,862	876	—	28,495
Doubtful	—	—	—	—	—	—	—
Total	$2,077,079	$2,919,985	$298,942	$483,215	$388,127	$1,960	$6,169,308

	December 31, 2018
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$1,826,066	$2,128,680	$261,473	$320,451	$392,092	$1,108	$4,929,870
Special mention	—	—	—	9,074	—	—	9,074
Substandard	4,120	13,474	—	4,351	1,400	—	23,345
Doubtful	—	—	—	—	—	—	—
Total	$1,830,186	$2,142,154	$261,473	$333,876	$393,492	$1,108	$4,962,289

(8)    Office Properties and Equipment, net

Office properties and equipment less accumulated depreciation at December 31, 2019 and 2018 are summarized as follows:

	December 31,
	2019	2018
	(In thousands)

Land	$11,069	$7,829
Buildings	27,340	24,018
Land and building improvements	31,520	24,864
Leasehold improvements	24,038	21,279
Furniture and equipment	36,828	28,538
	130,795	106,528
Less accumulated depreciation and amortization	57,828	54,478
Total office properties and equipment, net	$72,967	$52,050

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(8)    Office Properties and Equipment, net (continued)

Land and building improvements at December 31, 2019 and 2018 included $1.3 million and $8.9 million, respectively, in construction in progress for the renovation of the Bank's corporate headquarters and various other facilities, and at December 31, 2019 also included $1.8 million of properties acquired from Stewardship that were held-for-sale, and carried at fair value.

Depreciation and amortization expense for the years ended December 31, 2019 and 2018, September 30, 2017 and the three months ended December 31, 2017, amounted to $4.9 million, $3.8 million, $3.4 million, and $863,000 respectively.

(9)    Goodwill and Intangible Assets

Intangible assets at December 31, 2019 and 2018 are summarized as follows:

	December 31,
	2019	2018
	(In thousands)

Goodwill	$60,763	$5,716
Core deposit intangibles	7,245	—
Mortgage servicing rights	574	369
	$68,582	$6,085

Mortgage servicing rights' amortization expense for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017 amounted to $109,000, $73,000, $105,000, and $22,000 respectively. Core deposit intangible amortization expense for the year ended December 31, 2019 amounted to $222,000. There was no core deposit amortization expense for the years ended December 31, 2018, September 30, 2017 or the three months ended December 31, 2017.

Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows:

Year Ending December 31,	Core Deposit Intangible Amortization
(In thousands)

2020	$1,048
2021	1,024
2022	961
2023	892
2024	819
Thereafter	2,501

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(10)    Deposits

Deposits at December 31, 2019 and 2018 are summarized as follows:

	December 31,
	2019		2018
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$958,442	—%	$723,794	—%
Interest-bearing demand	1,720,383	1.03	1,219,381	0.95
Money market accounts	410,392	0.91	259,694	0.67
Savings and club deposits	543,480	0.15	510,688	0.16
Certificates of deposit	2,013,145	2.25	1,700,316	2.01
Total deposits	$5,645,842	1.20%	$4,413,873	1.09%

Included in the above balance at December 31, 2019 are certificates of deposit obtained through brokers, of $31.6 million, that were acquired from Stewardship.

The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $1.1 billion and $885.3 million at December 31, 2019 and 2018, respectively.

Scheduled maturities of certificates of deposit accounts at December 31, 2019 and 2018 are summarized as follows:

	December 31,
	2019	2018
	(In thousands)

One year or less	$1,293,613	$1,107,667
After one year to two years	548,995	326,800
After two years to three years	142,458	230,468
After three years to four years	11,362	24,939
After four years	16,717	10,442
	$2,013,145	$1,700,316

Interest expense on deposits for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017 are summarized as follows:

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2017	2017
	(In thousands)

Demand (including money market accounts)	$19,922	$12,933	$2,509	$8,556
Savings and club deposits	770	993	210	630
Certificates of deposit	40,859	25,597	4,912	16,395
	$61,551	$39,523	$7,631	$25,581

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(11)    Borrowings

Borrowings at December 31, 2019 and 2018 are summarized as follows:

	December 31,
	2019	2018	2019	2018
	Balance		Weighted Average Interest Rate
	(In thousands)

Overnight lines of credit	$107,800	$159,600	1.81%	2.60%
Federal Home Loan Bank advances	1,275,391	1,029,580	2.09	2.40
Subordinated notes	16,899	—	6.75	—
Junior subordinated debentures	6,932	—	5.09	—
	$1,407,022	$1,189,180	2.14%	2.43%

At December 31, 2019 and 2018, the Company had outstanding overnight lines of credit with the FHLB of $107.8 million and $159.6 million, respectively. Interest expense on the overnight advances for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017, were $1.8 million, $2.2 million, $233,000, and $70,000 respectively.

At December 31, 2019, the Bank could borrow funds from the FHLB under an overnight advance program up to the Bank's maximum borrowing capacity based on its ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital. Additionally, at both December 31, 2019 and 2018, the Bank had unused correspondent bank lines of credit with an aggregate overnight borrowing capacity of $250.0 million and $225.0 million, respectively.

At December 31, 2019 FHLB advances were at fixed rates with maturities between January 2020 and August 2024, and at December 31, 2018, FHLB advances were at fixed rates with maturities between January 2019 and December 2022. At December 31, 2019 and 2018, FHLB advances were collateralized by FHLB capital stock owned by the Bank, loans with carrying values totaling $1.9 billion and $1.7 billion, respectively. Loans securing advances consists of one-to-four family, multifamily, commercial and home equity real estate loans. At December 31, 2019, FHLB advances were also collateralized by securities with carrying values totaling $246.2 million. Interest expense on fixed rate FHLB advances for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017 were $25.2 million, $17.1 million, $12.8 million, and $3.3 million respectively.

At December 31, 2019 and 2018, short-term FHLB advances totaling $410.0 million and $320.0 million, respectively, were designated as hedged items as part of a cash flow hedging program. See note 21 for information regarding these transactions.

Scheduled maturities of FHLB advances including lines of credit at December 31, 2019 are summarized as follows:

Year Ended December 31,
2019
(In thousands)

One year or less	$1,004,139
After one year to two years	178,723
After two years to three years	169,800
After three years to four years	20,529
After four years	10,000
Total FHLB advances	$1,383,191

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(11)    Borrowings (continued)

At December 31, 2019 and 2018, the carrying value of junior subordinated debt balances were $6.9 million and $0, respectively. The balance outstanding at December 31, 2019 represents debentures issued in 2003 by Stewardship Statutory Trust (the "Trust"), a statutory business trust that was acquired in the Stewardship merger. These floating rate debentures mature on September 17, 2033 and adjust quarterly at a rate of three month LIBOR plus 2.95%. At December 31, 2019 the rate was 5.09%. In August 2018, the Company redeemed all other junior subordinated debt securities that were previously outstanding. Interest expense for the years ended December 31, 2019 and 2018, September 31, 2017, and the three months ended December 31, 2017 were $113,000, $3.5 million, $4.2 million and $1.0 million, respectively.

At December 31, 2019 and 2018, the balance of subordinated notes were $16.9 million and $0, respectively. The Company acquired these subordinated notes in the Stewardship merger. These notes mature on August 25, 2025 and bear interest at a fixed rate of 6.75%. The subordinated notes include a right of prepayment, without penalty, on or after August 28, 2020. Interest expense for the year ended December 31, 2019 was $65,000. There were no subordinated notes outstanding at or during the years ended December 31, 2018, September 30, 2017 or the three months ended December 31, 2017.

Interest expense on securities sold under agreements to repurchase for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017 were $0, $3,000, $1.6 million, and $203,000, respectively.

(12)    Stockholders' Equity

Regulatory Capital

The Company and its subsidiary Bank are subject to various regulatory capital requirements administered by the federal banking regulators, including a risk-based capital measure. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the Office of the Comptroller of the Currency (the "OCC") has similar requirements for the Company's subsidiary bank. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's Consolidated Statements of Financial Condition.

Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer capital requirement was fully phased on January 1, 2019. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of December 31, 2019 and 2018, each of the Company and the Bank exceeded all capital adequacy requirements to which it is subject.

Based upon most recent notification from federal banking regulators, the Bank was categorized as well capitalized as of September 30, 2019, under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank's category.

The following table presents the Company's and the Bank's actual capital amounts and ratios as of December 31, 2019 and 2018 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)    Stockholders' Equity (continued)

Regulatory Capital (continued)

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements With Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At December 31, 2019:
Total capital (to risk-weighted assets)	$1,061,555	17.25%	$492,438	8.00%	$646,324	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	988,172	16.05	369,328	6.00	523,215	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	980,995	15.94	276,996	4.50	430,883	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	988,172	12.92	305,824	4.00	305,824	4.00	N/A	N/A

At December 31, 2018:
Total capital (to risk-weighted assets)	$1,094,062	23.45%	$373,276	8.00%	$460,763	9.88%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,035,477	22.19	279,957	6.00	367,444	7.88	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,035,477	22.19	209,968	4.50	297,455	6.38	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,035,477	15.75	263,037	4.00	263,037	4.00	N/A	N/A

Bank
At December 31, 2019:
Total capital (to risk-weighted assets)	$844,664	14.25%	$474,125	8.00%	$622,290	10.50%	$592,657	10.00%
Tier 1 capital (to risk-weighted assets)	782,881	13.21	355,594	6.00	503,758	8.50	474,125	8.00
Common equity tier 1 capital (to risk-weighted assets)	782,881	13.21	266,696	4.50	414,860	7.00	385,227	6.50
Tier 1 capital (to adjusted total assets)	782,881	10.25	305,423	4.00	305,423	4.00	381,779	5.00

At December 31, 2018:
Total capital (to risk-weighted assets)	$886,728	19.04%	$372,550	8.00%	$459,866	9.88%	$465,687	10.00%
Tier 1 capital (to risk-weighted assets)	828,257	17.79	279,412	6.00	366,729	7.88	372,550	8.00
Common equity tier 1 capital (to risk-weighted assets)	828,257	17.79	209,559	4.50	296,875	6.38	302,697	6.50
Tier 1 capital (to adjusted total assets)	828,257	12.60	263,025	4.00	263,025	4.00	382,006	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)    Stockholders' Equity (continued)

Regulatory Capital (continued)

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A "qualifying community bank" with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered "well capitalized' under Prompt Corrective Action statutes. The rule has been adopted in final form and the framework, if elected, will first be available for use in the Bank's March 31, 2020 Call Report.

Stock Repurchase Program

On June 11, 2019, the Company announced that its Board of Directors authorized the Company's first stock repurchase program since the completion of its minority public offering in April 2018. This program, which commenced on June 13, 2019, authorized the purchase of up to 4,000,000 shares, or approximately 3.5%, of the Company's then issued and outstanding common stock. On December 5, 2019, the Company announced that the Board of Directors authorized expanding its stock repurchase program to acquire an additional 3,000,000 shares of the Company's outstanding common stock.

During the year ended December 31, 2019, the Company repurchased 3,543,800 shares at a cost of approximately $55.3 million, or $15.61 per share under this program. Repurchased shares are held as treasury stock and are available for general corporate purposes. There were no stock repurchase programs in effect at or during the year ended December 31, 2018.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Employee Benefit Plans

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

The following table sets forth information regarding the Pension, RIM and Post-retirement Plans at December 31, 2019 and 2018:

	December 31,
	2019	2018	2019	2018	2019	2018
	Pension		RIM		Post-retirement
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$209,205	$229,156	$11,285	$12,243	$20,964	$22,078
Service cost	6,494	7,805	210	282	339	417
Interest cost	8,569	8,489	466	443	826	796
Actuarial (gain) loss	46,001	(30,703)	2,074	(1,355)	3,141	(1,845)
Benefits paid	(6,443)	(5,542)	(339)	(328)	(667)	(482)
Benefit obligation at end of year	263,826	209,205	13,696	11,285	24,603	20,964

Change in plan assets:
Fair value of plan assets at beginning of year	272,974	289,390	—	—	—	—
Actuarial return on plan assets	54,816	(10,874)	—	—	—	—
Employer contributions	35,000	—	339	328	667	482
Benefits paid	(6,443)	(5,542)	(339)	(328)	(667)	(482)
Fair value of plan assets at end of year	356,347	272,974	—	—	—	—
Funded status at end of year	$92,521	$63,769	$(13,696)	$(11,285)	$(24,603)	$(20,964)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") and Post-retirement Plan (cont'd)

At December 31, 2019 and 2018, the unfunded liability for the RIM and Post-retirement Plans of $13.7 million and $24.6 million, and $11.3 million and $21.0 million, respectively, were included in other liabilities in the Consolidated Statements of Financial Condition, and the over-funded pension benefits associated with the Pension Plan totaling $92.5 million and $63.8 million respectively, were included in other assets.

The components of accumulated other comprehensive income related to the Pension, RIM, and Post-retirement Plans on a pre-tax basis, at December 31, 2019, 2018, and 2017, and September 30, 2017 are summarized in the following table:

	At December 31,
	2019			2018
	Pension	RIM	Post-retirement	Pension	RIM	Post-retirement
	(In thousands)

Unrecognized prior service costs	$—	$—	$—	$—	$—	$—
Unrecognized net actuarial income	68,752	5,577	7,221	59,579	3,748	4,226
Total accumulated other comprehensive income	$68,752	$5,577	$7,221	$59,579	$3,748	$4,226

	At December 31			At September 30,
	2017			2017
	Pension	RIM	Post-retirement	Pension	RIM	Post-retirement
	(In thousands)

Unrecognized prior service costs	$—	$—	$(106)	$—	$—	$(140)
Unrecognized net actuarial income	61,731	5,515	6,395	55,438	4,725	4,611
Total accumulated other comprehensive income	$61,731	$5,515	$6,289	$55,438	$4,725	$4,471

Net periodic benefit (income) cost for Pension Plan, RIM and Post-retirement Plan and split dollar life insurance arrangement plan benefits for the years ended December 31, 2019 and 2018, September 30, 2017 and the three months ended December 31, 2017, includes the following components:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") and Post-retirement Plan (cont'd)

	For the Years Ended December 31,
	2019			2018
	Pension	RIM	Post-retirement	Pension	RIM	Post-retirement	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$6,494	$210	$339	$7,805	$282	$417	Compensation and employee benefits
Interest cost	8,569	466	826	8,489	443	796	Other non-interest expense
Expected return on plan assets	(21,058)	—	—	(20,794)	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	(106)	Other non-interest expense
Net loss	3,070	244	147	3,117	413	323	Other non-interest expense
Net periodic (income) benefit cost	$(2,925)	$920	$1,312	$(1,383)	$1,138	$1,430

	For the Three Months Ended December 31,			For the Year Ended September 30,
	2017			2017
	Pension	RIM	Post-retirement	Pension	RIM	Post-retirement
	(In thousands)

Service cost	$1,780	$60	$92	$7,621	$237	$471
Interest cost	2,128	111	205	8,444	429	742
Expected return on plan assets	(4,814)	—	—	(24,809)	—	—
Amortization:
Prior service cost	—	—	(34)	—	—	(136)
Net loss	707	103	70	10,998	453	325
Net periodic (income) benefit cost	$(199)	$274	$333	$2,254	$1,119	$1,402

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") and Post-retirement Plan (cont'd)

The following table summarizes the impact of retrospective application of ASU 2017-07 to the Consolidated Statements of Income for the year ended December 31, 2018:

Year Ended December 31, 2018
(In thousands)
Compensation and employee benefits:
As previously reported	$69,907
As reported under ASU 2017-07	77,226

Other non-interest expense:
As previously reported	$12,916
As reported under ASU 2017-07	5,597

The weighted average actuarial assumptions used in the plan determinations at and for the years ended December 31, 2019 and 2018, September 30, 2017 and the three months ended December 31, 2017 were as follows:

	At and For the Years Ended December 31,
	2019			2018
	Pension	RIM	Post-retirement	Pension	RIM	Post-retirement
Weighted average assumptions used to determine benefit obligation:
Discount rate	3.490%	3.330%	3.270%	4.570%	4.470%	4.410%
Rate of compensation increase	3.500	3.500	N/A	3.500	3.500	N/A
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.570%	4.470%	4.410%	3.750%	3.625%	3.625%
Discount rate-remeasurement	3.850	N/A	N/A	N/A	N/A	N/A
Expected rate of return on plan assets	7.000	N/A	N/A	7.250%	N/A	N/A
Rate of compensation increase	3.500	3.500	N/A	3.500	3.500	N/A

	At and For the Three Months Ended December 31,			At and for the Year Ended September 30,
	2017			2017
	Pension	RIM	Post-retirement	Pension	RIM	Post-retirement
Weighted average assumptions used to determine benefit obligation:
Discount rate	3.750%	3.625%	3.625%	4.000%	3.875%	3.875%
Rate of compensation increase	3.500	3.500	N/A	3.500	3.500	N/A
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.000%	3.875%	3.875%	3.875%	3.625%	3.625%
Expected rate of return on plan assets	7.250	N/A	N/A	7.500	N/A	N/A
Rate of compensation increase	3.500	3.500	N/A	3.500	3.500	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") and Post-retirement Plan (cont'd)

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

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on post-retirement benefits at December 31, 2019:

	1% increase	1% decrease
	(In thousands)

Effect on total service cost and interest cost	$14	$(12)
Effect on post-retirement benefit obligations	162	(141)

Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years and thereafter are as follows:

	Pension	RIM	Post-retirement
	(In thousands)

2020	$6,675	$361	$1,246
2021	7,209	379	1,293
2022	7,760	417	1,337
2023	8,412	457	1,351
2024	9,112	521	1,346
2025 - 2029	57,274	3,605	7,270

The weighted average asset allocation of pension assets at December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018

Domestic equities	39.60%	35.20%
Foreign equities	9.60	10.80
Fixed income	44.30	42.30
Real estate	6.10	10.50
Cash	0.40	1.20
Total	100.00%	100.00%

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") and Post-retirement Plan (cont'd)

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

The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the Statements of Net Assets Available for Plan Benefits at December 31, 2019 and 2018, respectively. A financial instrument's level within the fair value hierarchy's is based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2019
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Money market mutual funds	$1,462	$1,462	$—	$—
Mutual funds - value stock fund	27,827	27,827	—	—
Mutual funds - fixed income	158,030	158,030	—	—
Mutual funds - international stock	34,332	34,332	—	—
Mutual funds - institutional stock index	113,100	113,100	—	—
Commingled real estate funds	21,596	—	21,596	—
	$356,347	$334,751	$21,596	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") and Post-retirement Plan (cont'd)

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

Money market and other mutual funds are reported at fair value in the tables above utilizing exchange quoted prices in active markets for identical instruments (Level 1 inputs). The commingled trust funds are reported at their respective net asset values (Level 2 inputs).

BOLI and Split-Dollar Life Insurance

The Company has Bank-owned life insurance ("BOLI") which is a tax-advantaged transaction that is used to partially fund obligations associated with employee compensation and benefit programs. Policies are purchased insuring officers of the Company using a single premium method of payment. BOLI is accounted for using the cash surrender value and the increase in cash surrender value is included in non-interest income in the Company's Consolidated Statements of Income. At December 31, 2019 and 2018, the Company had $211.4 million and $184.5 million, respectively, in BOLI. BOLI income for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017, was $5.8 million, $5.2 million, $4.9 million, and $1.1 million, respectively.

The Company also provides life insurance benefits to eligible employees under an endorsement split-dollar life insurance program. The Company recognizes a liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits post-retirement. Through the merger with Atlantic Stewardship Bank, the Company recognized an additional liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits post-retirement under that Bank's program. At December 31, 2019 and 2018, $14.1 million and $10.5 million, respectively, related to the liability under this these programs were recognized in other liabilities in the Company's Consolidated Statements of Financial Condition. The BOLI expense related to the split-dollar benefit for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017, was $1.1 million, $1.3 million, $395,000 and $159,000, respectively.

Savings Income Maintenance Deferred Compensation Plan (the "SIM Plan")

The Company also maintains a non-qualified defined contribution plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the 401(k) Plan under tax law limits for tax-qualified plans. The contribution expense for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017, was approximately $11,000, $9,000, $14,000 and $1,000, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Employee Benefit Plans (continued)

401(k) Plan

The Company has a 401(k) plan covering substantially all employees of the Bank. The Bank may match a percentage of the first 3.00% to 4.50% contributed by participants. The Bank’s matching contribution, if any, is determined by the Board of Directors in its sole discretion. The expense for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017, was approximately $1.4 million, $1.3 million, $1.2 million and $289,000, respectively.

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

The ESOP shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the average market price of the shares during the year, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense for the years ended December 31, 2019 and 2018 was $3.6 million and $2.6 million, respectively. There was no ESOP expense recorded for the year ended September 30, 2017 and the three months ended December 31, 2017.

The ESOP shares were as follows:

	December 31,
	2019	2018
	(In thousands)

Allocated shares	385	159
Unearned shares	4,156	4,384
Total ESOP shares	4,541	4,543
Fair value of unearned shares	$70,409	$67,025

Supplemental Executive Retirement Plan ("SERP")

The Company has a SERP, which is a non-qualified plan which provides supplemental retirement benefits to eligible officers (those designated by the Board of Directors) of the Company who are prevented from receiving the full benefits contemplated by the ESOP's benefit formulas under tax law limits for tax-qualified plans. SERP compensation expense for the years ended December 31, 2019 and 2018 was $267,000 and $165,000, respectively. There was no SERP expense recorded for the year ended September 30, 2017 and the three months ended December 31, 2017.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Employee Benefit Plans (continued)

Stock Based Compensation

At the Company's 2019 annual meeting held on June 6, 2019, stockholders approved the Columbia Financial, Inc. 2019 Equity Incentive Plan ("2019 Plan") which provides for the issuance of up to 7,949,996 shares (2,271,427 restricted stock awards and 5,678,569 stock options) of Columbia Financial Inc. common stock.

On July 23, 2019, 1,389,570 shares of restricted stock were awarded, with a grant date fair value of $15.60 per share, and options to purchase 3,707,901 shares of Company common stock were awarded, with a grant date fair value of $4.25 per option. To fund the grant of restricted common stock, the Company issued shares from authorized unissued shares.

On December 16, 2019, 74,673 shares of restricted stock were awarded, with a grant date fair value of $17.00 per share, and options to purchase 184,378 shares of Company common stock were awarded, with a grant date fair value of $4.59 per option. To fund the grant of restricted common stock, the Company reissued shares from treasury stock.

Restricted shares granted under the 2019 Plan generally vest in equal installments, over the performance or service periods ranging from three to five years, beginning one year from the date of grant. A portion of restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight line basis over the requisite performance or service period. During the year ended December 31, 2019, approximately $2.3 million in expense was recognized in regard to these awards. There was no restricted stock expense recorded for the years ended December 31, 2018 and September 30, 2017 and the three months ended December
31, 2017. The expected future compensation expense related to the 1,420,012 non-vested restricted shares outstanding at December 31, 2019 is approximately $19.9 million over a weighted average period of 4.1 years.

Stock options granted under the 2019 Plan generally vest in equal installments over the service period of five years beginning one year from the date of grant. Stock options were granted at an exercise price which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years.

The following is a summary of the Company's restricted stock activity during the year ended December 31, 2019:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Outstanding, January 1, 2019	—	$—
Granted	1,464,243	15.67
Forfeited	(44,231)	15.60
Outstanding, December 31, 2019	1,420,012	$15.67

The fair value of stock options granted on July 23, 2019 was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 6.5 years, risk-free rate of return of 1.90%, volatility of 22.12%, and a dividend yield of 0.00%. Stock options granted under the 2019 Plan vest in equal installments over the service period of five years beginning one year from the date of grant. Stock options were granted at an exercise price of $15.60, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years.

The fair value of stock options granted on December 16, 2019 was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 6.5 years, risk-free rate of return of 1.79%, volatility of 22.23%, and a dividend yield of 0.00%. Stock options granted under the 2019 Plan generally vest in equal installments over the service period of five years beginning one year from the date of grant. Stock options were granted at an exercise price of $17.00, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of approximately 10 years.

The expected life of the options represents the period of time that stock options are expected to be outstanding and is estimated using the simplified approach, which assumes that all outstanding options will be exercised at the midpoint of the vesting date and full contractual term. The risk-free rate of return is based on the rates on the grant date of a U.S. Treasury Note with a term equal to the expected option life. Since the Company recently converted to a public Company and does not have sufficient historical price data, the

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Employee Benefit Plans (continued)

Stock Based Compensation (cont'd)

expected volatility is based on the historical daily stock prices of a peer group of similar entities based on factors such as industry, stage of life cycle, size and financial leverage. The Company has not paid any cash dividends on its common stock.

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the year ended December 31, 2019, approximately $1.4 million in expense was recognized in regard to these awards. There was no stock option expense recorded for the years ended December 31, 2018 and September 30, 2017 and the three months ended December 31, 2017. The expected future compensation expense related to the 3,784,044 non-vested options outstanding at December 31, 2019 is $14.8 million over a weighted average period of 4.6 years.

The following is a summary of the Company's option activity during the year ended December 31, 2019:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2019	—	$—	—	$—
Granted	3,892,279	15.67	9.6
Forfeited	(108,235)	15.60
Outstanding, December 31, 2019	3,784,044	$15.67	9.6	$4,812,490
Options exercisable at December 31 2019	—	$—	—	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

There were no stock option exercises during the years ended December 31, 2019 and 2018, September 30, 2017 and the three months ended December 31, 2017.

(14)    Income Taxes

On December 22, 2017, the President signed into law the Tax Act. The new law reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Under ASC 740, "Income Taxes", companies are required to recognize the effect of tax law changes in the period of enactment; therefore, the Company re-measured its deferred tax assets and liabilities at the enacted tax rate expected to apply when its temporary differences are expected to be realized or settled. As a result of the enactment of the Act, the Company recognized an additional tax expense of $11.7 million for the three months ended December 2017.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Income Taxes (continued)

The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017 are as follows:

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2017	2017
	(In thousands)
Current:
Federal	$5,933	$11,284	$630	$16,198
State	2,905	5,129	862	1,236
Total current	8,838	16,413	1,492	17,434

Deferred:
Federal	8,275	(4,901)	7,530	(1,454)
State	(748)	(589)	(39)	28
Total deferred	7,527	(5,490)	7,491	(1,426)
Total income tax expense	$16,365	$10,923	$8,983	$16,008

The Company reported deferred tax expense (benefit) of $(5.5) million, $1.4 million, $6.4 million and $(119,000) for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017, respectively, related to the unrealized gains (losses) on securities available for sale, which is reported in accumulated other comprehensive income (loss), net of tax. Additionally, the Company recorded a deferred tax (benefit) expense of $779,000, $(530,000), $(4.2) million and $(94,000), respectively, related to the reclassification adjustment of actuarial net (loss) gain on employee benefit obligations, which is reported in accumulated other comprehensive income, net of tax. Deferred tax expense for the year ended December 31, 2019 also includes $2.3 million in expense recorded for purchase accounting adjustments related to the Stewardship acquisition.

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory federal income tax rate (21% for the 2019 and 2018 periods, and 35% for the 2017 periods) is as follows:

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2017	2017
	(In thousands)

Tax expense at applicable statutory rate	$14,927	$7,067	$4,431	$16,478
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	1,704	3,587	535	822
ESOP fair market value adjustment	272	202	—	—
Tax exempt interest income	(6)	(4)	(2)	(50)
Income from Bank-owned life insurance	(1,246)	(812)	(381)	(1,589)
Dividend received deduction	(8)	(16)	(10)	(40)
Non-deductible merger-related expenses	222	—	—	—
Non-deductible compensation expense	398	—	—	—
Impact of tax reform	—	—	4,700	—
Other, net	102	899	(290)	387
Total income tax expense	$16,365	$10,923	$8,983	$16,008

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Income Taxes (continued)

The net deferred tax asset is included in other assets in the Consolidated Statements of Financial Condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are as follows:

	At December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$13,114	$13,251
Post-retirement benefits	4,089	3,720
Deferred compensation	2,085	2,228
Depreciation	1,002	1,042
Retirement Income Maintenance plan	1,725	1,602
ESOP	301	128
Stock-based compensation	788	35
Reserve for uncollected interest	54	24
Net unrealized losses on debt securities and defined benefit plans	18,374	19,060
Federal and State NOLs	8,333	2,063
Alternative minimum assessment carryforwards	2,156	2,156
Charitable contribution carryforward	5,981	6,085
Purchase accounting	665	—
Other items	332	670
Gross deferred tax assets	58,999	52,064
Valuation allowance	(7,442)	(2,388)
	51,557	49,676
Deferred tax liabilities:
Pension expense	33,856	26,071
Deferred loan costs	5,911	5,736
Intangible assets	1,215	1,621
Other items	266	34
Total gross deferred tax liabilities	41,248	33,462
Net deferred tax asset	$10,309	$16,214

Retained earnings at December 31, 2019 and 2018 includes approximately $21.5 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders.

Management believes that not all existing net deductible temporary differences that comprise the net deferred tax asset will reverse during periods in which the Company generates sufficient net taxable income. Accordingly, management has established a valuation allowance. Significant changes in the Company's operations and or economic conditions could affect the benefits of the recognized net deferred tax asset. Based on all available evidence, a valuation allowance was established for the portion of the state tax benefit that is not more likely than not to be realized. At December 31, 2019 and 2018, the Company's valuation allowance totaled $7.4 million and $2.4 million, respectively. Based upon projections of future taxable income and the ability to carryforward net operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax asset.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Income Taxes (continued)

The Company had federal net operating losses from the acquisition of Stewardship of $5.8 million as of December 31, 2019. These net operating losses are subject to a $2.3 million annual limitation under Code Section 382 and will not expire.

The Company had New Jersey net operating loss carryforwards of $70.9 million and $24.0 million, respectively, available to offset future taxable income as of December 31, 2019 and 2018, respectively. If not utilized, these carryforwards will expire periodically through 2038. As of December 31, 2019 and 2018, the Company had approximately $2.2 million of New Jersey AMA Tax Credits. These credits do not expire. As of December 31, 2019 and 2018, the Company had New Jersey NOLs of $28.9 million. If not utilized, these carryforwards will expire periodically through 2038.

The Company files income tax returns in the United States federal jurisdiction and in the states of New Jersey, New York and Pennsylvania. As of December 31, 2019, the Company is no longer subject to federal income tax examination for the years prior to 2015. Columbia Bank MHC and its subsidiaries' New York returns are currently under audit for the tax years 2016 and 2017. The Company is open for examination by the State of New Jersey for years after 2014 and the States of Pennsylvania and New York for years after 2015.

(15)    Financial Transactions with Off-Balance-Sheet Risk and Concentrations of Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Statements of Financial Condition.

At December 31, 2019 and 2018, the following commitments existed which are not reflected in the Consolidated Statements of Financial Condition:

	December 31,
	2019	2018
	(In thousands)
Loan commitments:
Residential real estate	$91,141	$29,622
Multifamily and commercial real estate	95,025	73,201
Commercial business	18,737	13,000
Construction	59,990	71,062
Consumer home equity loans and lines of credit	5,988	8,344
Total loan commitments	$270,881	$195,229

Unused lines of credit consisting of home equity lines, and undisbursed business and construction lines totaled approximately $910.0 million and $714.6 million as of December 31, 2019 and 2018, respectively. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates that fluctuate with the base rate.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)	Financial Transactions with Off-Balance-Sheet Risk and Concentrations of Credit Risk (continued)

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

The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to the Company's borrowings. These derivatives were used to hedge the variability in cash flows associated with certain short-term funding transactions. The fair value of the derivatives as of December 31, 2019 and 2018 was a net liability of $11.4 million and $2.6 million, respectively, inclusive of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange.

In connection with its mortgage banking activities, at December 31, 2018 the Company had commitments of approximately $8.1 million, to sell loans, with servicing retained by the Bank.

In addition to the commitments noted above, the Company is party to standby letters of credit which are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and may be secured or unsecured. Outstanding letters of credit totaled $8.4 million and $7.0 million at December 31, 2019 and 2018, respectively.

Certain bank facilities are occupied under non-cancelable operating leases on buildings and land used for office space and banking purposes, which expire at various dates through August 2030. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessor's cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms as of December 31, 2019 are as follows:

Amount
(In thousands)
Years ending:
2020	$4,942
2021	4,484
2022	4,012
2023	3,503
2024	2,732
Thereafter	5,001
Total lease commitments	$24,674

Net occupancy expense, which represents rental expenses for Bank facilities, for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017, totaled $5.0 million, $4.6 million, $4.3 million, and $1.1 million, respectively.

In the normal course of business, there are outstanding various legal proceedings, claims, and contingent liabilities which are not included in the consolidated financial statements. In the opinion of management, the financial position of the Company will not be materially affected by the outcome of such legal proceedings and claims.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(16)    Fair Value Measurements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. Where quoted market values in an active market are not readily available, the Company utilizes various valuation techniques to estimate fair value.

In January 2016, the FASB issued ASU 2016-01- "Financial Instruments". This guidance amended existing guidance to improve accounting standards for financial instruments including clarification and simplification of the accounting and disclosure requirements and the requirement to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The Company adopted the guidance effective January 1, 2019, and the fair value of the Company's loan portfolio at December 31, 2019 is presented using an exit price method. The fair value of loans was measured using the entry price notion as of December 31, 2018.

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure the fair value:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis as of December 31, 2019 and 2018.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(16)    Fair Value Measurements (continued)

Equity Securities, at Fair Value

The Company holds equity securities that are traded in active markets with readily accessible quoted market prices that are considered Level 1 instruments. A trust preferred security that is not traded in an active market, an Atlantic Community Bankers Bank ("ACBB" ) stock which is based on redemption at par value and can only be sold to the issuing ACBB or another institution that holds ACBB stock are considered Level 2 instruments.

Derivatives

The Company records all derivatives included in other assets and liabilities on the consolidated statements of financial condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. See note 21 for disclosures related to the accounting treatment for derivatives.

The fair value of the Company's derivatives is determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values as of December 31, 2019 and 2018, by level within the fair value hierarchy:

	December 31, 2019
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$42,386	$42,386	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	979,881	—	979,881	—
Municipal obligations	2,284	—	2,284	—
Corporate debt securities	69,180	—	69,180	—
Trust preferred securities	4,605	—	4,605	—
Total debt securities available for sale	1,098,336	42,386	1,055,950	—
Equity securities	2,855	2,587	268	—
Derivative assets	185	—	185	—
	$1,101,376	$44,973	$1,056,403	$—

Derivative liabilities	$11,546	$—	$11,546	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(16)    Fair Value Measurements (continued)

	December 31, 2018
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$54,157	$54,157	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	920,007	—	920,007	—
Municipal obligations	987	—	987	—
Corporate debt securities	53,467	—	53,467	—
Trust preferred securities	4,250	—	4,250	—
Total debt securities available for sale	1,032,868	54,157	978,711	—
Equity securities	1,890	1,890	—	—
Derivative assets	1,342	—	1,342	—
	$1,036,100	$56,047	$980,053	$—

Derivative liabilities	$3,944	$—	$3,944	$—

There were no transfers between Level 1, Level 2, and Level 3 during the years ended December 31, 2019 and 2018, and the three months ended December 31, 2017. During the year ended September 30, 2017, U.S. Government and agency obligations with a carrying value of $20.4 million were transferred from Level 2 to Level 1.

There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2019 and 2018.

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2019 and 2018.

Collateral Dependent Impaired Loans

Loans which meet certain criteria are evaluated individually for impairment. For loans measured for impairment based on the fair value of the underlying collateral, fair value was estimated using a market approach. The Company measures the fair value of collateral underlying impaired loans primarily through obtaining independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case-by-case basis, to comparable assets based on the appraisers’ market knowledge and experience, as well as adjustments for estimated costs to sell between 6% and 8%. The Company classifies these loans as Level 3 within the fair value hierarchy. For non-collateral dependent loans, the expected value of future cash flows is used to estimate fair value.

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

(16)    Fair Value Measurements (continued)

Mortgage Servicing Rights, Net ("MSR"s")

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values as of December 31, 2019 and 2018, by level within the fair value hierarchy:

	December 31, 2019
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$1,063	$—	$—	$1,063
Mortgage servicing rights	681	—	—	681
	$1,744	$—	$—	$1,744

	December 31, 2018
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$125	$—	$—	$125
Real estate owned	92	—	—	92
Mortgage servicing rights	442	—	—	442
	$659	$—	$—	$659

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2019 and 2018:

	December 31, 2019
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)
Impaired loans	$1,063	Estimated cash flow	Expected value of future cash flows (5)	—%	—%
Mortgage servicing rights	681	Estimated cash flow	Prepayment speeds and discount rates (4)	3.6% - 24.0%	12.7%

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(16)    Fair Value Measurements (continued)

	December 31, 2018
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)
Impaired loans	$125	Appraised value (2)	Discount for cost to sell (3)	6.0%	6.0%
Real estate owned	92	Contract sales price (1)	Discount for cost to sell (3)	6.0%	6.0%
Mortgage servicing rights	442	Estimated cash flow	Prepayment speeds(4)	3.3% - 26.8%	12.0%

(1) Value is based on signed contract for sale.
(2) Value is based on an independent appraisal of the fair value of the loan's underlying collateral.
(3) Includes commissions, fees and other costs.
(4) Value of SBA servicing rights based on a discount rate of 11.75%.
(5) Value based on management's estimate of expected future cash flows.

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

(16)    Fair Value Measurements (continued)

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

In accordance with the prospective adoption of ASU 2016-01, the fair value of loans was measured using the exit price method as of December 31, 2019. The fair value of loans was measured using the entry price notion as of December 31, 2018.

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values as of December 31, 2019 and 2018:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(16)    Fair Value Measurements (continued)

	December 31, 2019
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$75,547	$75,547	$75,547	$—	$—
Debt securities available for sale	1,098,336	1,098,336	42,386	1,055,950	—
Debt securities held to maturity	285,756	289,505	19,960	269,545	—
Equity securities, at fair value	2,855	2,855	2,587	268
Federal Home Loan Bank stock	69,579	69,579	—	69,579	—
Loans receivable, net	6,135,857	6,219,008	—	—	6,219,008
Derivative assets	185	185	—	185	—

Financial liabilities:
Deposits	$5,645,842	$5,654,075	$—	$5,654,075	$—
Borrowings	1,407,022	1,411,962	—	1,411,962	—
Derivative liabilities	11,546	11,546	—	11,546	—

	December 31, 2018
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$42,201	$42,201	$42,201	$—	$—
Debt securities available for sale	1,032,868	1,032,868	54,157	978,711	—
Debt securities held to maturity	262,143	254,841	23,241	231,600	—
Equity securities	1,890	1,890	1,890	—	—
Federal Home Loan Bank stock	58,938	58,938	—	58,938	—
Loans held-for-sale	8,081	8,081		8,081	—
Loans receivable, net	4,916,840	4,841,830	—	—	4,841,830
Derivative assets	1,342	1,342	—	1,342	—

Financial liabilities:
Deposits	$4,413,873	$4,402,336	$—	$4,402,336	$—
Borrowings	1,189,180	1,185,007	—	1,185,007	—
Derivative liabilities	3,944	3,944	—	3,944	—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(16)    Fair Value Measurements (continued)

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

Fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include goodwill and intangible assets, deferred tax assets, office properties and equipment, and bank-owned life insurance.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Selected Quarterly Financial Data (Unaudited)

The following tables are a condensed summary of certain quarterly results of operation for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017:

	Quarters Ended December 31, 2019
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except share and per share data)

Total interest income	$62,887	$62,732	$64,438	$71,026
Total interest expense	20,503	21,889	22,722	23,598
Net interest income	42,384	40,843	41,716	47,428
Provision for loan losses	436	112	1,157	2,519
Net interest income after provision for loan losses	41,948	40,731	40,559	44,909
Total non-interest income	6,037	6,775	10,115	8,709
Total non-interest expense	29,559	31,841	31,064	36,237
Income before income tax expense	18,426	15,665	19,610	17,381
Income tax expense	3,507	3,634	5,392	3,832
Net income	$14,919	$12,031	$14,218	$13,549
Earnings per share - basic and diluted	$0.13	$0.11	$0.13	$0.12
Weighted average shares outstanding - basic and diluted	111,536,577	111,553,203	111,371,754	109,958,999

	Quarters Ended December 31, 2018
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except share and per share data)

Total interest income	$51,791	$55,019	$57,695	$61,785
Total interest expense	12,730	14,004	17,112	18,410
Net interest income	39,061	41,015	40,583	43,375
Provision for loan losses	2,000	2,400	1,500	777
Net interest income after provision for loan losses	37,061	38,615	39,083	42,598
Total non-interest income	4,543	5,450	5,290	6,405
Total non-interest expense	26,015	61,768	26,590	31,013
Income (loss) before income tax expense	15,589	(17,703)	17,783	17,990
Income tax expense	3,805	(2,961)	6,956	3,123
Net income (loss)	$11,784	$(14,742)	$10,827	$14,867
Earnings per share - basic and diluted	N/A	$(0.13)	$0.10	$0.13
Weighted average shares outstanding - basic and diluted	N/A	111,360,278	111,389,951	111,423,361

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Selected Quarterly Financial Data (Unaudited) (continued)

Quarter Ended December 31,
2017
Dollars in thousands, except per share data)

Total interest income	$49,169
Total interest expense	12,240
Net interest income	36,929
Provision for loan losses	3,400
Net interest income after provision for loan losses	33,529
Total non-interest income	4,733
Total non-interest expense	25,601
Income before income tax expense	12,661
Income tax expense	8,983
Net income	$3,678
Earnings per share - basic and diluted	N/A

	Quarters Ended September 30, 2017
	December 31	March 31	June 30	September 30
	(Dollars in thousands, except per share data)

Total interest income	$44,129	$45,428	$46,850	$47,820
Total interest expense	10,724	10,651	11,211	11,860
Net interest income	33,405	34,777	35,639	35,960
Provision for loan losses	—	375	375	5,676
Net interest income after provision for loan losses	33,405	34,402	35,264	30,284
Total non-interest income	5,534	5,806	4,645	1,630
Total non-interest expense	24,078	24,903	24,703	30,206
Income before income tax expense	14,861	15,305	15,206	1,708
Income tax expense	4,868	5,012	5,934	194
Net income	$9,993	$10,293	$9,272	$1,514
Earnings per share - basic and diluted	N/A	N/A	N/A	N/A

(18)    Earnings per Share

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

Diluted EPS is computed using the same method as basic EPS and reflects the potential dilution which could occur if stock options and unvested shares were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the year ended December 31, 2019, there were no shares related to outstanding options that were dilutive as the Company had no stock options outstanding. For the years ended December 31, 2018, September 30, 2017, and the three months ended December 31, 2017, the Company did not have any stock options outstanding.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(18)    Earnings per Share (continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017:

	December 31,		Three Months Ended December 31,	September 30,
	2019	2018	2017	2017
	(Dollars in thousands, except share and per share data)

Net income	$54,717	$22,736	$3,678	$31,072
Shares:
Weighted average shares outstanding - basic	111,101,246	111,395,723	N/A	N/A
Weighted average dilutive shares outstanding	—	—	N/A	N/A
Weighted average shares outstanding - diluted	111,101,246	111,395,723	N/A	N/A
Earnings per share:
Basic	$0.49	$0.20	N/A	N/A
Diluted	$0.49	$0.20	N/A	N/A

The average number of stock options which were anti-dilutive and were not included in the computation of diluted earnings per share, totaled 1,111,650, for the year ended December 31, 2019. There were no stock options outstanding for the years ended December 31, 2018 and September 30, 2017, or during the three months ended December 31, 2017.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information

The condensed financial statements of Columbia Financial, Inc. (parent company) are presented below:

Statements of Financial Condition

	December 31,
	2019	2018
	(In thousands)
Assets
Cash and due from Bank	$168,242	$153,697
Short-term investments	127	136
Total cash and cash equivalents	168,369	153,833

Debt securities available for sale, at fair value	1,496	—
Equity securities, at fair value	1,282	1,420
Investment in subsidiaries	785,964	764,663
Loan receivable from Bank	42,982	44,439
Other assets	8,431	7,852
Total assets	$1,008,524	$972,207

Liabilities and Stockholders' Equity
Liabilities:
Borrowings	$23,831	$—
Accrued expenses and other liabilities	2,176	147
Total liabilities	26,007	147

Total stockholders' equity	982,517	972,060
Total liabilities and stockholders' equity	$1,008,524	$972,207

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information (continued)

Statements of Comprehensive Income (Loss)

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2017	2017
	(In thousands)
Income:
Dividends from subsidiary	$179,000	$—	$—	$2,000
Loans receivable	2,111	1,513	—	—
Debt securities available for sale and equity securities	51	123	41	162
Interest-earning deposits	173	871	—	1
Total interest income	181,335	2,507	41	2,163

Interest expense on borrowings	176	3,468	1,044	4,177

Net interest income (expense)	181,159	(961)	(1,003)	(2,014)

Equity earnings (loss) in subsidiary	(123,142)	51,401	4,288	32,230

Non-interest income:
Gain on securities transactions	236	—	(60)	—
Change in fair value of equity securities	65	—	—	—
Other non-interest income	139	—	—	—
Total non-interest income	440	—	(60)	—

Non-interest expense
Charitable contribution to foundation	—	34,767	—	—
Merger-related expenses	1,807	—	—	—
Other non-interest expense	1,955	425	2	460
Total non-interest expense	3,762	35,192	2	460

Income before income tax benefit	54,695	15,248	3,223	29,756

Income tax benefit	22	7,488	455	1,316

Net income	54,717	22,736	3,678	31,072
Other comprehensive income (loss)	3,710	(6,487)	(19,230)	5,178
Comprehensive income (loss)	$58,427	$16,249	$(15,552)	$36,250

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information (continued)

Statements of Cash Flows
	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2017	2017
	(In thousands)
Cash flows from operating activities:
Net income	$54,717	$22,736	$3,678	$31,072
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	—	890	14	53
Amortization of intangible assets	(71)	—	—	—
(Gain) loss on securities transactions	(236)	—	60	—
Change in fair value of equity securities	(65)	—	—	—
Deferred tax (benefit) expense	1,453	(6,086)	42	1
(Decrease) increase in other assets	(2,026)	1,515	(494)	1,404
Increase (decrease) in accrued expenses and other liabilities	3,515	(1,498)	989	62
Contribution of common stock to Columbia Bank Foundation	—	34,767	—	—
Equity in undistributed earnings (loss) of subsidiary	123,142	(51,401)	(4,288)	(32,295)
Net cash provided by operating activities	180,429	923	1	297
Cash flows from investing activities:
Capital contribution to subsidiary	—	(246,420)	—	—
Proceeds from sales of debt securities available for sale	—	—	92	—
Proceeds from sale of equity securities	1,065	—	—	—
Proceeds from paydowns/maturities/calls of debt securities available for sale	500	1,601	10	—
Purchases of debt securities available for sale	—	(414)	—	—
Purchase of equity securities	(416)	—	—	—
Loan to ESOP	—	(45,428)	—	—
Repayment of loan receivable from Bank	1,457	989	—	—
Net cash paid in acquisition	(135,410)	—	—	—
Net cash (used in) provided by investing activities	(132,804)	(289,672)	102	—
Cash flows from financing activities:
Payments on trust preferred securities	—	(51,547)	—	—
Issuance of common stock in initial public offering	—	492,428	—	—
Purchase of treasury stock	(55,309)	—	—	—
Issuance of common stock allocated to restricted stock award grants	21,687	—	—	—
Restricted stock forfeitures	(736)	—	—	—
Issuance of treasury stock allocated to restricted stock award grants	1,269	—	—	—
Net cash (used in) provided by financing activities	(33,089)	440,881	—	—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information (continued)

Statements of Cash Flows
	Years Ended December 31,				Three Months Ended December 31,	Year Ended September 30,
	2019		2018		2017	2017
	(In thousands)

Net increase in cash and cash equivalents	$14,536	—	$152,132	—	$103	$297
Cash and cash equivalents at beginning of year	153,833		1,701		1,598	1,301
Cash and cash equivalents at end of period	$168,369		$153,833		$1,701	$1,598
Acquisition:
Non-cash assets acquired:
Debt securities available for sale	$1,998		$—		$—	$—
Equity securities	208		—		—	—
Other assets	1,492		—		—	—
Total non-cash assets acquired	$3,698		$—		$—	$—
Liabilities assumed:
Borrowings	$23,901		$—		$—	$—
Total liabilities assumed	$23,901		$—		$—	$—
Net non-cash liabilities acquired	$(20,203)		$—		$—	$—
Net cash acquired in acquisition	$884		$—		$—	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss)

The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017:

	For the Years Ended December 31,
	2019			2018
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gains (losses) on debt securities available for sale:	$26,601	$(5,534)	$21,067	$(7,224)	$1,446	$(5,778)
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	11	(2)	9	(13)	—	(13)
Reclassification adjustment for gains included in net income	2,612	(601)	2,011	(116)	24	(92)
	29,224	(6,137)	23,087	(7,353)	1,470	(5,883)

Derivatives:
Unrealized (loss) on swap contracts accounted for as cash flow hedges	(8,193)	1,725	(6,468)	(2,825)	595	(2,230)

Employee benefit plans:
Amortization of prior service cost included in net income	(56)	12	(44)	(623)	132	(491)
Reclassification adjustment of actuarial net (loss) gain included in net income	(3,709)	779	(2,930)	2,526	(530)	1,996
Change in funded status of retirement obligations	(12,576)	2,641	(9,935)	897	(776)	121
	(16,341)	3,432	(12,909)	2,800	(1,174)	1,626
Total other comprehensive income (loss)	$4,690	$(980)	$3,710	$(7,378)	$891	$(6,487)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss) (continued)

	For the Three Months Ended December 31,			For the Year Ended September 30,
	2017			2017
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gains (losses) on debt securities available for sale:	$(3,012)	$(119)	$(3,131)	$(17,877)	$6,379	$(11,498)
Accretion of unrealized (loss) gain on debt securities reclassified as held to maturity	(2)	(56)	(58)	12	(4)	8
Reclassification adjustment for gains included in net income	60	(13)	47	2,626	(937)	1,689
	(2,954)	(188)	(3,142)	(15,239)	5,438	(9,801)

Derivatives:
Unrealized gain on swap contracts accounted for as cash flow hedges	192	(30)	162	95	(33)	62

Employee benefit plans:
Amortization of prior service cost included in net income	(24)	(19)	(43)	(114)	41	(73)
Reclassification adjustment of actuarial net (loss) gain included in net income	(9)	(94)	(103)	11,806	(4,213)	7,593
Change in funded status of retirement obligations	(9,024)	3,354	(5,670)	11,503	(4,106)	7,397
Tax effects resulting from the adoption of ASU No. 2018-02	—	(10,434)	(10,434)	—	—	—
	(9,057)	(7,193)	(16,250)	23,195	(8,278)	14,917
Total other comprehensive (loss) income	$(11,819)	$(7,411)	$(19,230)	$8,051	$(2,873)	$5,178

The Company, in accordance with ASU No. 2018-02, elected to reclassify the income tax effects of the Tax Act from accumulated other comprehensive (loss) income to retained earnings for the three months ended December 31, 2017.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss) (continued)

The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017:

	For the Years Ended December 31,
	2019				2018
	Unrealized (Losses) Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(13,162)	$(2,006)	$(56,729)	$(71,897)	$(7,279)	$224	$(58,355)	$(65,410)
Effect of the adoption of ASU 2016-01	(548)			(548)	—	—	—	—
Balance at January 1, 2019	$(13,710)	$(2,006)	$(56,729)	$(72,445)	$(7,279)	$224	$(58,355)	$(65,410)
Current period changes in other comprehensive income (loss)	23,087	(6,468)	(12,909)	3,710	(5,883)	(2,230)	1,626	(6,487)
Total other comprehensive income (loss)	$9,377	$(8,474)	$(69,638)	$(68,735)	$(13,162)	$(2,006)	$(56,729)	$(71,897)

	For the Three Months Ended December 31,				For the Year Ended September 30,
	2017				2017
	Unrealized (Losses) Gains on Debt Securities Available for Sale	Unrealized Gains on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) Gains on Debt Securities Available for Sale	Unrealized Gains on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(4,137)	$62	$(42,105)	$(46,180)	$5,664	$—	$(57,022)	$(51,358)
Current period changes in other comprehensive (loss) income	(1,828)	122	(5,816)	(7,522)	(9,801)	62	14,917	5,178
Reclassification of tax effects resulting from the adoption of ASU No. 2018-02	(1,314)	40	(10,434)	(11,708)	—	—	—	—
Total other comprehensive income (loss)	$(7,279)	$224	$(58,355)	$(65,410)	$(4,137)	$62	$(42,105)	$(46,180)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss) (continued)

The following tables reflect amounts reclassified out of accumulated other comprehensive income (loss) in the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017:

	Accumulated Other Comprehensive (Loss) Income Components
	For the Years Ended December 31,		Affected line items in the Consolidated Statements of Income
	2019	2018
	(In thousands)

Reclassification adjustment for gains (losses) included in net income	$2,612	$(116)	Gain (loss) on securities transactions
Reclassification adjustment of actuarial net (loss) gain included in net income	(3,709)	2,526	Other non-interest expense
Total before tax	(1,097)	2,410
Income tax (benefit)	178	(506)
Net of tax	$(919)	$1,904

	Accumulated Other Comprehensive (Loss) Income Components
	For the Three Months Ended December 31,	For the Year Ended September 30,	Affected line items in the Consolidated Statements of Income
	2017	2017
	(In thousands)

Reclassification adjustment for gains included in net income	$60	$2,626	Gain on securities transactions
Reclassification adjustment of actuarial net (loss) gain included in net income	(9)	11,806	Other non-interest expense
Total before tax	51	14,432
Income tax (benefit)	(107)	(5,150)
Net of tax	$(56)	$9,282

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(21)    Derivatives and Hedging Activities

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

Currency Forward Contracts. At December 31, 2019 and 2018, the Company had no currency forward contracts in place with commercial banking customers.

Interest Rate Swaps. At December 31, 2019 the Company had interest rate swaps in place with 22 commercial banking customers executed by offsetting interest rate swaps with third parties, with an aggregated notional amount of $169.9 million. At December 31, 2018, the Company had interest rate swaps in place with three commercial banking customers executed by offsetting interest rate swaps with third parties, with an aggregated notional amount of $36.6 million. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

At December 31, 2019 and 2018, the Company had 29 and 24 interest rate swaps with notional amounts of $410.0 million and $320.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the hedge accounting requirements.

Interest rate swaps designated as cash flow hedges involve receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the arrangements without the exchange of the underlying notional amount.

For the years ended December 31, 2019 and 2018, September 30, 2017, and the three months ended December 31, 2017, the Company did not record any hedge ineffectiveness associated with these contracts.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(21)    Derivatives and Hedging Activities (continued)

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at December 31, 2019 and 2018:

	December 31, 2019
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
	(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$185	Other Liabilities	$11,546
Total derivative instruments		$185		$11,546

	December 31, 2018
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
	(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$1,342	Other Liabilities	$3,944
Total derivative instruments		$1,342		$3,944

For the years ended December 31, 2019 and 2018 gains (losses) of $204,000 and $(52,000) respectively, were recorded for changes in fair value of interest rate swaps with third parties. For the year ended September 30, 2017, and the three months ended December 31, 2017, no gains or losses were recorded for these transactions.

At December 31, 2019 and 2018, accrued interest was $344,000 and $65,000, respectively.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

At December 31, 2019, the termination value of derivatives in a net liability position, which includes accrued interest, was $17.5 million. The Company has collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $18.4 million against its obligations under these agreements.

(22)    Revenue Recognition

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(22)     Revenue Recognition (continued)

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2019 and 2018.

	For the Years Ended December 31,
	2019	2018
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$4,478	$3,987
Title insurance fees	4,981	4,297
Other non-interest income	4,844	4,679
Total in-scope non-interest income	14,303	12,963
Total out-of-scope non-interest income	17,333	8,725
Total non-interest income	$31,636	$21,688

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

(23)    Subsequent Events

The Company has evaluated events subsequent to December 31, 2019 and through the financial statement issuance date of March 2, 2020. See Note 1 regarding the Company's pending acquisition of the Roselle Entities. Other than as disclosed, the Company has not identified any material subsequent events that would require adjustment or disclosure in the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COLUMBIA FINANCIAL, INC.

Dated:	March 2, 2020	By:	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Thomas J. Kemly
Thomas J. Kemly	President and Chief Executive Officer and Director	March 2, 2020
(Principal Executive Officer)

/s/Dennis E. Gibney
Dennis E. Gibney	Executive Vice President and Chief Financial Officer	March 2, 2020
(Principal Financial and Accounting Officer)

/s/Noel R. Holland
Noel R. Holland	Chairman of the Board	March 2, 2020

/s/Frank Czerwinski
Frank Czerwinski	Director	March 2, 2020

/s/Raymond G. Hallock
Raymond G. Hallock	Director	March 2, 2020

/s/Henry Kuiken
Henry Kuiken	Director	March 2, 2020

/s/Michael Massood, Jr.
Michael Massood, Jr.	Director	March 2, 2020

/s/Elizabeth E. Randall
Elizabeth E. Randall	Director	March 2, 2020

/s/Robert Van Dyk
Robert Van Dyk	Director	March 2, 2020

/s/Paul Van Ostenbridge
Paul Van Ostenbridge	Director	March 2, 2020