Form 10-Q
period 2020-03-31
Columbia Financial, Inc.
filed 2020-05-11
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-38456

Columbia Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware		22-3504946
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
19-01 Route 208 North,	Fair Lawn,
New Jersey		07140
(Address of principal executive offices)		(Zip Code)

(800) 522-4167
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CLBK	The Nasdaq Stock Market LLC

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

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of May 8, 2020, there were 115,067,114 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets	(Unaudited)

Cash and due from banks	$88,197	$75,420
Short-term investments	127	127
Total cash and cash equivalents	88,324	75,547

Debt securities available for sale, at fair value	1,116,417	1,098,336
Debt securities held to maturity, at amortized cost (fair value of $286,571 and $289,505 at March 31, 2020 and December 31, 2019, respectively)	273,152	285,756
Equity securities, at fair value	2,271	2,855
Federal Home Loan Bank stock	68,233	69,579

Loans receivable	6,252,505	6,197,566
Less: allowance for loan losses	71,200	61,709
Loans receivable, net	6,181,305	6,135,857

Accrued interest receivable	22,770	22,092
Office properties and equipment, net	72,385	72,967
Bank-owned life insurance	212,832	211,415
Goodwill and intangible assets	68,279	68,582
Other assets	219,083	145,708
Total assets	$8,325,051	$8,188,694

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$5,772,418	$5,645,842
Borrowings	1,376,941	1,407,022
Advance payments by borrowers for taxes and insurance	36,768	35,507
Accrued expenses and other liabilities	177,798	117,806
Total liabilities	7,363,925	7,206,177

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 117,278,745 shares issued and 111,207,380 shares outstanding at March 31, 2020, and 113,765,387 shares issued and outstanding at December 31, 2019	1,173	1,173
Additional paid-in capital	534,213	531,667
Retained earnings	622,246	615,481
Accumulated other comprehensive loss	(59,665)	(68,735)
Treasury stock, at cost; 6,071,365 shares at March 31, 2020 and 3,513,358 shares at December 31, 2019	(95,326)	(54,950)
Common stock held by the Employee Stock Ownership Plan	(40,999)	(41,564)
Stock held by Rabbi Trust	(1,728)	(1,520)
Deferred compensation obligations	1,212	965
Total stockholders' equity	961,126	982,517
Total liabilities and stockholders' equity	$8,325,051	$8,188,694

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Interest income:	(Unaudited)
Loans receivable	$64,018	$52,260
Debt securities available for sale and equity securities	7,328	7,659
Debt securities held to maturity	2,065	1,907
Federal funds and interest earning deposits	189	89
Federal Home Loan Bank stock dividends	1,090	972
Total interest income	74,690	62,887
Interest expense:
Deposits	16,832	13,679
Borrowings	7,156	6,824
Total interest expense	23,988	20,503

Net interest income	50,702	42,384

Provision for loan losses	9,568	436

Net interest income after provision for loan losses	41,134	41,948

Non-interest income:
Demand deposit account fees	1,299	959
Bank-owned life insurance	1,417	1,320
Title insurance fees	1,231	1,041
Loan fees and service charges	728	820
Gain on securities transactions	370	126
Change in fair value of equity securities	(584)	176
Gain on sale of loans	754	132
Other non-interest income	1,176	1,463
Total non-interest income	6,391	6,037

Non-interest expense:
Compensation and employee benefits	24,465	19,580
Occupancy	4,795	3,831
Federal deposit insurance premiums	110	425
Advertising	1,144	1,388
Professional fees	1,366	1,247
Data processing	765	638
Merger-related expenses	1,075	—
Other non-interest expense	4,788	2,450
Total non-interest expense	38,508	29,559

Income before income tax expense	9,017	18,426

Income tax expense	2,252	3,507

Net income	$6,765	$14,919

Earnings per share - basic and diluted	$0.06	$0.13
Weighted average shares outstanding -basic and diluted	108,438,173	111,536,577

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)

Net income	$6,765	$14,919

Other comprehensive income, net of tax:
Unrealized gains on debt securities available for sale	19,267	9,295
Accretion of unrealized gain on debt securities reclassified as held to maturity	6	10
Reclassification adjustment for gains included in net income	289	100
	19,562	9,405

Derivatives, net of tax:
Unrealized (loss) on swap contracts accounted for as cash flow hedges	(11,349)	(2,780)
	(11,349)	(2,780)

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	33	(25)
Reclassification adjustment of actuarial net gain included in net income	2,084	130
Change in funded status of retirement obligations	(1,260)	(105)
	857	—

Total other comprehensive income	9,070	6,625

Total comprehensive income, net of tax	$15,835	$21,544

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended March 31, 2020 and 2019
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2018	$1,159	$527,037	$560,216	$(71,897)	$—	$(43,835)	$(1,259)	$639	$972,060
Effect of the adoption of Accounting Standards Update ("ASC") 2016-01	—	—	548	(548)	—	—	—	—	—
Balance at January 1, 2019	1,159	527,037	560,764	(72,445)	—	(43,835)	(1,259)	639	972,060
Net income	—	—	14,919	—	—	—	—	—	14,919
Other comprehensive income	—	—	—	6,625	—	—	—	—	6,625
Employee Stock Ownership Plan shares committed to be released	—	309	—	—	—	559	—	—	868
Funding of deferred compensation obligations	—	—	—	—	—	—	(100)	130	30
Balance at March 31, 2019	$1,159	$527,346	$575,683	$(65,820)	$—	$(43,276)	$(1,359)	$769	$994,502

Balance at December 31, 2019	$1,173	$531,667	$615,481	$(68,735)	$(54,950)	$(41,564)	$(1,520)	$965	$982,517
Net income	—	—	6,765	—	—	—	—	—	6,765
Other comprehensive income	—	—	—	9,070	—	—	—	—	9,070
Stock based compensation	—	2,204	—	—	—	—	—	—	2,204
Purchase of treasury stock (2,557,126 shares)	—	—	—	—	(40,363)	—	—	—	(40,363)
Restricted stock forfeitures (881 shares)	—	—	—	—	(13)	—	—	—	(13)
Employee Stock Ownership Plan shares committed to be released	—	342	—	—	—	565	—	—	907
Funding of deferred compensation obligations	—	—	—	—	—	—	(208)	247	39
Balance at March 31, 2020	$1,173	$534,213	$622,246	$(59,665)	$(95,326)	$(40,999)	$(1,728)	$1,212	$961,126

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:	(In thousands, unaudited)
Net income	$6,765	$14,919
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	824	314
Net amortization of premiums and discounts on securities	352	309
Net amortization of mortgage servicing rights	28	(21)
Amortization of intangible assets	241	—
Depreciation and amortization of office properties and equipment	1,615	1,057
Provision for loan losses	9,568	436
Gain on securities transactions	(370)	(126)
Change in fair value of equity securities	584	(176)
Proceeds from sales of loans held-for-sale	51,621	8,081
Gain on sale of loans	(754)	(132)
Loss on real estate owned	—	1
Loss on disposal of office properties and equipment	670	—
Loss on write-down of mortgage servicing rights	34	—
Deferred tax expense	7,527	148
Increase in accrued interest receivable	(678)	(1,198)
(Increase) decrease in other assets	(82,522)	6,197
Increase (decrease) in accrued expenses and other liabilities	45,929	(3,553)
Income on bank-owned life insurance	(1,417)	(1,320)
Employee stock ownership plan expense	907	868
Stock based compensation	2,204	—
Increase in deferred compensation obligations under Rabbi Trust	39	30
Net cash provided by operating activities	43,167	25,834
Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	20,761	—
Proceeds from sales of equity securities	—	764
Proceeds from paydowns/maturities/calls of debt securities available for sale	36,571	25,942
Proceeds from paydowns/maturities/calls of debt securities held to maturity	12,506	2,925
Purchases of debt securities available for sale	(50,544)	(65,487)
Purchases of debt securities held to maturity	—	(28,426)
Proceeds from sales of loans receivable	15,555	9,311
Purchase of loans receivable	—	(2,313)
Net increase in loans receivable	(122,262)	(45,415)
Proceeds from redemptions of Federal Home Loan Bank stock	19,269	19,017
Purchases of Federal Home Loan Bank stock	(17,923)	(14,942)
Additions to office properties and equipment	(1,703)	(7,298)
Proceeds from sale of real estate owned	—	91
Net cash used in investing activities	(87,770)	(105,831)
Cash flows from financing activities:
Net increase in deposits	126,576	192,755
Proceeds from long-term borrowings	50,000	53,455
Payments on long-term borrowings	(56,100)	(60,000)
Net decrease in short-term borrowings	(23,981)	(84,000)
Increase in advance payments by borrowers for taxes and insurance	1,261	727
Purchase of treasury stock	(40,363)	—
Restricted stock forfeitures	(13)	—
Net cash provided by financing activities	57,380	102,937

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
	2020	2019
	( In thousands, unaudited)

Net increase in cash and cash equivalents	$12,777	$22,940

Cash and cash equivalents at beginning of year	75,547	42,201
Cash and cash equivalents at end of period	$88,324	$65,141

Cash paid during the period for:
Interest on deposits and borrowings	$23,197	$20,272
Income tax payments	$—	$100

Non-cash investing and financing activities:
Transfer of loans receivable to loans held-for-sale	$50,949	$—
Securitization of loans	$—	$6,061

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

In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the Consolidated Statements of Financial Condition and Consolidated Statements of Income for the periods presented. Actual results could differ from these estimates. Material estimates that are particularly susceptible to change are the determination of the adequacy of the allowance for credit losses, evaluation of the need for valuation allowances on deferred tax assets, and determination of liabilities related to retirement and other post-retirement benefits. These estimates and assumptions are evaluated on an ongoing basis and are adjusted when facts and circumstances dictate.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and the audited consolidated financial statements included therein.

2.     Acquisition of Stewardship Financial Corporation

On November 1, 2019, the Company completed its acquisition of Stewardship Financial Corporation ("Stewardship"), pursuant to the Agreement and Plan of Merger, dated as of June 6, 2019 (the "Merger Agreement"), by and among Columbia Financial, Broadway Acquisition Corp. (a wholly owned subsidiary of Columbia Financial) and Stewardship. Under the terms of the merger agreement, each outstanding share of Stewardship common stock was converted into the right to received $15.75 in cash at the effective time of the merger. At the time of closing, Stewardship had $956.0 million in total assets, including $756.9 million in net loans receivable, $52.6 million in securities, and $877.8 million in total liabilities, including $781.4 million in deposits and $81.8 million in borrowings. The deposits initially acquired from Stewardship were held across a network of 12 branches located in New Jersey throughout Bergen, Morris, and Passaic counties. During the three months ended March 31, 2020, four of these branches were closed, and the Bank recorded a loss of $770,000 related to these branch closures.

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the Stewardship acquisition totaled $962,000 for the three months ended March 31, 2020. There were no merger expenses recorded for the three months ended March 31, 2019.

3.        Earnings per Share

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

3.    Earnings per Share (continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per share data)

Net income	$6,765	$14,919
Shares:
Weighted average shares outstanding - basic	108,438,173	111,536,577
Weighted average dilutive shares outstanding	—	—
Weighted average shares outstanding - diluted	108,438,173	111,536,577
Earnings per share:
Basic	$0.06	$0.13
Diluted	$0.06	$0.13

For the three months ended March 31, 2020 the average number of stock options which were anti-dilutive and were not included in the computation of diluted earnings per share totaled 811,853. There were no stock options outstanding for the three months ended March 31, 2019.

4.    Stock Repurchase Program

On June 11, 2019, the Company announced that its Board of Directors authorized the Company's first stock repurchase program since the completion of its minority public offering in April 2018. This program, which commenced on June 13, 2019, authorized the purchase of up to 4,000,000 shares, or approximately 3.5%, of the Company's then issued and outstanding common stock. On December 5, 2019, the Company announced that its Board of Directors had expanded its stock repurchase program to authorize the purchase of an additional 3,000,000 shares of the Company's outstanding common stock in addition to the shares remaining under the repurchase program announced on June 11, 2019. During the three months ended March 31, 2020, the Company repurchased 2,557,126 shares at a cost of approximately $40.4 million, or $15.78 per share under this program. There were no shares repurchased during the three months ended March 31, 2019. Repurchased shares are held as treasury stock and are available for general corporate purposes.

5.     Summary of Significant Accounting Policies

Accounting Pronouncements Adopted in 2020

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815)- Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the use of the OIS rate based upon SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the direct Treasury obligations of the U.S. Government, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate. The amendments in this ASU are required to be adopted concurrently with the amendments in ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which was issued in August 2017. The effective date for this ASU for the Company is for fiscal years beginning after December 15, 2019, with early adoption, including adoption in an interim period permitted. The amendments should be adopted on a prospective basis for qualifying new of redesignated hedging relationships entered into on or after date of adoption. The Company adopted this guidance effective January 1, 2020. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

5.    Summary of Significant Accounting Policies (continued)

Accounting Pronouncements Adopted in 2020 (continued)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of this updated guidance is to improve the effectiveness and disclosures in the notes to the financial statements. The ASU removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; removes the policy for timing of transfers between levels; and removes the disclosure related to the valuation process for Level 3 fair value measurements. The ASU also modifies existing disclosure requirements which relate to the disclosure for investments in certain entities which calculate net asset value and clarifies the disclosure about uncertainty in the measurements as of the reporting date. For all entities, the effective date for this guidance is fiscal years beginning after December 15, 2019, including interim periods within the reporting period, with early adoption permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. The Company adopted this guidance effective January 1, 2020. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This guidance shortens the amortization period for premiums on callable debt securities by requiring that premiums be amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. This change more closely aligns the accounting with the economics of a callable debt security and the amortization period with expectations that already are included in market pricing on callable debt securities. This guidance does not change the accounting for discounts on callable debt securities, which will continue to be amortized to the maturity date. This guidance includes only instruments that are held at a premium and have explicit call features. It does not include instruments that contain prepayment features, such as mortgage backed securities; nor does it include call options that are contingent upon future events or in which the timing or amount to be paid is not fixed. The effective date for this ASU for the Company is fiscal years beginning after December 15, 2019, including interim periods within the reporting period, with early adoption permitted. Transition is on a modified retrospective basis with an adjustment to retained earnings as of the beginning of the period of adoption. The Company adopted this guidance effective January 1, 2020. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The main objective of this guidance is to simplify the accounting for goodwill impairment by requiring that impairment charges be based upon the first step in the current two-step impairment test under ASC 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1. To determine the implied fair value of goodwill, entities estimate the fair value of any unrecognized intangible assets and any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1. Under this guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This guidance eliminates the requirement to calculate a goodwill impairment charge using Step 2. This guidance does not change the guidance on completing Step 1 of the goodwill impairment test. Under this guidance, an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The guidance in the ASU was applied prospectively and is effective for the Company for annual and interim impairment tests performed in periods beginning after December 15, 2019. The Company adopted this guidance effective January 1, 2020. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date for leases classified as operating leases as well as finance leases. The update also requires new quantitative disclosures related to leases in the Company's consolidated financial statements. There are also practical expedients in this update related to leases that commenced before the effective date, initial direct costs and the use of hindsight to extend or terminate a lease or purchase a leased asset. Lessor accounting remains largely unchanged under this new guidance. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842)-Land Easement Practical Expedient for Transition to Topic 842, which provides an optional practical expedient to not evaluate land easements which were existing or expired before the adoption of Topic 842 that were not accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842) -Targeted Improvements which provides entities with an optional transition method under which comparative periods presented in the financial statements will continue to be in accordance with current Topic 840, Leases, and a practical expedient to not separate non-lease components from the associated lease component. The guidance is effective for the Company for annual periods beginning after

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

5.    Summary of Significant Accounting Policies (continued)

Accounting Pronouncements Adopted in 2020 (continued)

December 15, 2019, including interim periods within that reporting period. In the evaluation of this guidance, the Company identified the inventory of leases and actively accumulated the requisite lease data necessary to apply the guidance. The Company selected a software platform to support the recording, accounting and disclosure requirements of the new lease guidance. Upon adoption, the Company recorded a right-of-use asset and lease liability as of January 1, 2020. See note 10 for more information regarding adoption.

Accounting Pronouncements Not Yet Adopted

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

The Company elected to defer the adoption of the CECL methodology permitted by the recently enacted Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The Company will adopt CECL at the earlier of December 31, 2020 or when the national emergency concerning the COVID-19 outbreak has concluded. The Company will adopt the above mentioned ASUs related to Financial Instruments -Credit Losses (Topic 326) using a modified retrospective approach. Our CECL methodology includes the following key factors and assumptions for all loan portfolio segments:

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

•
a reversion to historical mean period (after the reasonable and supportable forecast period) using a straight-line approach that extends through the shorter of six quarters or the end of the remaining contractual term; and

•	expected prepayment rates based on a combination of our historical experience and market observations.

Based on several analyses performed, as well as an implementation analysis utilizing existing exposures and forecasts of macroeconomic conditions at March 31, 2020, we currently expect the adoption of ASU 2016-13 will result in an increase between 10% and 20% in our allowance for loan losses and our reserves for unfunded commitments.

As part of the implementation of the ASU, the Company will reconcile historical loan data, determine segmentation of the loan portfolio for application of the CECL calculation, determine the key assumptions, select calculation methods, and establish an internal control framework. We are currently finalizing the execution of our implementation controls and enhancing process documentation.

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

Upon adoption, any impact to the allowance for credit losses, currently the allowance for loan losses, will have an offsetting impact on retained earnings.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

5.    Summary of Significant Accounting Policies (continued)

Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures, and adding disclosure requirements identified as relevant. Among other changes, the ASU adds disclosure requirements to Topic 715-20 for the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in benefit obligation for the period. The amendments remove disclosure requirements for the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer, and the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for post-retirement health care benefits. ASU 2018-14 is effective for fiscal years beginning after December 15, 2020, including interim reporting periods within that reporting period, with early adoption permitted. The update is to be applied on a retrospective basis. The Company is currently evaluating the effect of ASU 2018-14 on its disclosures in the Company's consolidated financial statements, and as its adoption is only disclosure related, does not expect it will have a significant impact on the Company's consolidated financial statements.

6.    Debt Securities Available for Sale

Debt securities available for sale at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$40,930	$1,283	$—	$42,213
Mortgage-backed securities and collateralized mortgage obligations	963,977	38,878	(817)	1,002,038
Municipal obligations	956	3	—	959
Corporate debt securities	68,606	563	(2,044)	67,125
Trust preferred securities	5,000	—	(918)	4,082
	$1,079,469	$40,727	$(3,779)	$1,116,417

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$42,081	$321	$(16)	$42,386
Mortgage-backed securities and collateralized mortgage obligations	968,165	12,981	(1,265)	979,881
Municipal obligations	2,284	1	(1)	2,284
Corporate debt securities	68,613	945	(378)	69,180
Trust preferred securities	5,000	—	(395)	4,605
	$1,086,143	$14,248	$(2,055)	$1,098,336

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

6.     Debt Securities Available for Sale (continued)

The amortized cost and fair value of debt securities available for sale at March 31, 2020, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	March 31, 2020
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$31,476	$31,584
More than one year to five years	25,971	26,773
More than five years to ten years	52,572	51,555
More than ten years	5,473	4,467
	$115,492	$114,379
Mortgage-backed securities and collateralized mortgage obligations	963,977	1,002,038
	$1,079,469	$1,116,417

Mortgage-backed securities and collateralized mortgage obligations totaling $964.0 million at amortized cost, and $1.0 billion at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

During the three months ended March 31, 2020, proceeds from the sale of debt securities available for sale totaled $20.8 million, resulting in $369,000 of gross gains and no gross losses. Proceeds from called debt securities available for sale totaled $1.1 million, resulting in $1,000 of gross gains and no gross losses. Proceeds from matured debt securities available for sale totaled $635,000.

During the three months ended March 31, 2019, there were no sales or calls of debt securities available for sale. Proceeds from one called debt security available for sale totaled $797,000. No gross gains or losses were recognized on the security which was called.

Debt securities available for sale having a carrying value of $649.4 million and $462.0 million, respectively, at March 31, 2020 and December 31, 2019, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at March 31, 2020 and December 31, 2019 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	March 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	50,819	(458)	41,392	(359)	92,211	(817)
Municipal obligations	—	—	—	—	—	—
Corporate debt securities	26,552	(1,036)	3,993	(1,008)	30,545	(2,044)
Trust preferred securities	—	—	4,081	(918)	4,081	(918)
	$77,371	$(1,494)	$49,466	$(2,285)	$126,837	$(3,779)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

6.     Debt Securities Available for Sale (continued)

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

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at March 31, 2020, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position as of March 31, 2020 totaled 46, compared with 97 at December 31, 2019. All temporarily impaired securities were investment grade as of March 31, 2020 and December 31, 2019.

The Company did not record an other-than-temporary impairment charge on debt securities available for sale during the three months ended March 31, 2020 and 2019.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

7.    Debt Securities Held to Maturity

Debt securities held to maturity at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$10,000	$1	$—	$10,001
Mortgage-backed securities and collateralized mortgage obligations	263,152	13,431	(13)	276,570
	$273,152	$13,432	$(13)	$286,571

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$20,000	$26	$(66)	$19,960
Mortgage-backed securities and collateralized mortgage obligations	265,756	4,048	(259)	269,545
	$285,756	$4,074	$(325)	$289,505

The amortized cost and fair value of debt securities held to maturity at March 31, 2020, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	March 31, 2020
	Amortized Cost	Fair Value
	(In thousands)

More than ten years	10,000	10,001
	10,000	10,001
Mortgage-backed securities and collateralized mortgage obligations	263,152	276,570
	$273,152	$286,571

Mortgage-backed securities and collateralized mortgage obligations totaling $263.2 million at amortized cost, and $276.6 million at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

During the three months ended March 31, 2020, there were no sales or maturities of debt securities held to maturity. Proceeds from the call of one debt security held to maturity totaled $10.0 million, resulting in no gross gains and no gross losses.

During the three months ended March 31, 2019, there were no sales, calls or maturities of debt securities held for maturity.

Debt securities held to maturity having a carrying value of $239.2 million and $236.0 million, at March 31, 2020 and December 31, 2019, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

7.    Debt Securities Held to Maturity (continued)

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at March 31, 2020 and December 31, 2019 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	March 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

Mortgage-backed securities and collateralized mortgage obligations	1,908	(13)	—	—	1,908	(13)
	$1,908	$(13)	$—	$—	$1,908	$(13)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$9,934	$(66)	$—	$—	$9,934	$(66)
Mortgage-backed securities and collateralized mortgage obligations	27,911	(251)	772	(8)	28,683	(259)
	$37,845	$(317)	$772	$(8)	$38,617	$(325)

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities held to maturity was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at March 31, 2020, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

There was one security in an unrealized loss position as of March 31, 2020, compared with 22 at December 31, 2019. All temporarily impaired securities were investment grade as of March 31, 2020 and December 31, 2019.

The Company did not record an other-than-temporary impairment charge on debt securities held to maturity during the three months ended March 31, 2020 and 2019.

8.    Equity Securities at Fair Value

The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, and a community bank correspondent services company, which is reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at March 31, 2020 and December 31, 2019 was $2.3 million and $2.9 million, respectively.

The Company adopted ASU 2016-01 on January 1, 2019, resulting in a $548,000 after tax cumulative-effect adjustment from other comprehensive income (loss) to retained earnings, as reflected in the Consolidated Statements of Changes in Stockholders' Equity. The Company recorded a net (decrease)/increase in the fair value of equity securities of $(584,000) and $176,000, during the three months ended March 31, 2020 and 2019, as a component of non-interest income.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.    Equity Securities at Fair Value (continued)

During the three months ended March 31, 2020, there were no sales of equity securities. During the three months ended March 31, 2019, proceeds from sales of equity securities totaled $764,000, resulting in gross gains of $126,000 and no gross losses.

9.     Loans Receivable and Allowance for Loan Losses

Loans receivable at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Real estate loans:
One-to-four family	$2,071,941	$2,077,079
Multifamily and commercial	2,957,589	2,919,985
Construction	316,973	298,942
Commercial business loans	496,157	483,215
Consumer loans:
Home equity loans and advances	379,700	388,127
Other consumer loans	1,739	1,960
Total gross loans	6,224,099	6,169,308
Purchased credit-impaired loans	7,021	7,021
Net deferred loan costs, fees and purchased premiums and discounts	21,385	21,237
Loans receivable	$6,252,505	$6,197,566

The Company had no loans held-for-sale at both March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020, the Company sold $51.6 million of one-to-four family real estate loans held-for-sale resulting in gross gains of $672,000 and no gross losses. During the three months ended March 31, 2019 the Company sold $8.1 million of one-to-four family real estate loans held-for-sale, resulting in gross gains of $62,000 and no gross losses.

During the three months ended March 31, 2020 the Company sold $8.8 million of one-to-four family real estate loans and home equity loans and one commercial business loan for $6.7 million which were included in loans receivable, resulting in gross gains of $82,000 and no gross losses. During the three months ended March 31, 2019, the Company sold $9.3 million of one-to-four family real estate loans included in loans receivable, resulting in gross gains of $70,000 and no gross losses.

During the three months ended March 31, 2020, there were no loans purchased by the Company. During the three months ended March 31, 2019, the Company purchased $2.3 million of one-to-four family real estate loans.

At March 31, 2020 and December 31, 2019, the carrying value of loans serviced by the Company for investors was $571.6 million and $526.3 million, respectively.

The Company has entered into guarantor swaps with Freddie Mac which results in improved liquidity. During the three months ended March 31, 2020, no loans were sold. During the three months ended March 31, 2019, the Company exchanged $6.1 million of loans for a Freddie Mac mortgage participation certificate. The Company retained the servicing of these loans.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.     Loans Receivable and Allowance for Loan Losses (continued)

The following tables summarize the aging of loans receivable by portfolio segment, excluding PCI loans at March 31, 2020 and December 31, 2019:

	March 31, 2020
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$16,907	$2,747	$3,110	$22,764	$2,049,177	$2,071,941
Multifamily and commercial	3,671	—	2,125	5,796	2,951,793	2,957,589
Construction	2,405	—	—	2,405	314,568	316,973
Commercial business loans	4,436	978	4,819	10,233	485,924	496,157
Consumer loans:
Home equity loans and advances	3,939	420	223	4,582	375,118	379,700
Other consumer loans	—	—	—	—	1,739	1,739
Total loans	$31,358	$4,145	$10,277	$45,780	$6,178,319	$6,224,099

	December 31, 2019
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$6,249	$2,132	$1,638	$10,019	$2,067,060	$2,077,079
Multifamily and commercial	626	1,210	716	2,552	2,917,433	2,919,985
Construction	—	—	—	—	298,942	298,942
Commercial business loans	1,056	—	2,489	3,545	479,670	483,215
Consumer loans:
Home equity loans and advances	1,708	246	405	2,359	385,768	388,127
Other consumer loans	3	—	—	3	1,957	1,960
Total loans	$9,642	$3,588	$5,248	$18,478	$6,150,830	$6,169,308

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. Non-accruing loans are returned to accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At March 31, 2020 and December 31, 2019, non-accrual loans totaled $10.7 million and $6.7 million, respectively. Included in non-accrual loans at March 31, 2020, are seven loans totaling $386,000 which are less than 90 days in arrears. At December 31, 2019, eight loans totaling $1.5 million were less than 90 days in arrears.

At March 31, 2020 and December 31, 2019, there were no loans past due 90 days or more and still accruing interest.

PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are accounted for at fair value at acquisition, based upon the present value of expected future cash flows, with no related allowance for loan losses. PCI loans acquired in the Stewardship acquisition totaled $7.0 million at both March 31, 2020 and December 31, 2019.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.     Loans Receivable and Allowance for Loan Losses (continued)

The following table presents changes in accretable yield for PCI loans for the three months ended March 31, 2020. There were no PCI loans outstanding for the quarter ended March 31, 2019.

For the Three Months Ended March 31, 2020
(In thousands)

Balance at beginning of period	$511
Accretion	(49)
Net change in expected cash flows	1
Balance at end of period	$463

The following table provides information with respect to our non-accrual loans, excluding PCI loans at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(In thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$3,201	$1,732
Multifamily and commercial	2,125	716
Commercial business loans	4,864	3,686
Consumer loans:
Home equity loans and advances	473	553
Total non-accrual loans	$10,663	$6,687

We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At March 31, 2020 and December 31, 2019, the Company had no real estate owned. At March 31, 2020 and December 31, 2019, we had one and four residential mortgage loans with carrying values of $180,000 and $522,000, respectively, collateralized by residential real estate which are in the process of foreclosure.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.     Loans Receivable and Allowance for Loan Losses (continued)

The following tables summarize loans receivable (including PCI loans) and allowance for loan losses by portfolio segment and impairment method at March 31, 2020 and December 31, 2019:

	March 31, 2020
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$468	$2	$—	$1,064	$17	$—	$1,551
Collectively evaluated for impairment	16,330	26,083	9,399	16,127	1,701	9	69,649
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total	$16,798	$26,085	$9,399	$17,191	$1,718	$9	$71,200

Total loans:
Individually evaluated for impairment	$8,483	$14,960	$—	$6,448	$2,117	$—	$32,008
Collectively evaluated for impairment	2,063,458	2,942,629	316,973	489,709	377,583	1,739	6,192,091
Loans acquired with deteriorated credit quality	372	4,963	—	1,686	—	—	7,021
Total loans	$2,072,313	$2,962,552	$316,973	$497,843	$379,700	$1,739	$6,231,120

	December 31, 2019
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$484	$2	$—	$1,121	$14	$—	$1,621
Collectively evaluated for impairment	13,296	22,978	7,435	14,715	1,655	9	60,088
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total	$13,780	$22,980	$7,435	$15,836	$1,669	$9	$61,709

Total loans:
Individually evaluated for impairment	$8,891	$2,599	$—	$5,178	$2,143	$—	$18,811
Collectively evaluated for impairment	2,068,188	2,917,386	298,942	478,037	385,984	1,960	6,150,497
Loans acquired with deteriorated credit quality	429	4,866	—	1,726	—	—	7,021
Total loans	$2,077,508	$2,924,851	$298,942	$484,941	$388,127	$1,960	$6,176,329

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.     Loans Receivable and Allowance for Loan Losses (continued)

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

Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” allows banks to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. The Bank elected to account for modifications on certain loans under Section 4013 of the CARES Act or, if the loan modification was not eligible under Section 4013, used the criteria in the COVID-19 guidance to determine when the loan modification was not a TDR in accordance with ASC 310-40. Guidance noted that modification or deferral programs mandated by the federal or a state government related to COVID-19 would not be in the scope of ASC 310-40, such as a state program that requires all institutions within that state to suspend mortgage payments for a specified period.

The following table presents the number of loans modified as TDRs during the three months ended March 31, 2020 and 2019, along with their balances immediately prior to the modification date and post-modification. Post-modification recorded investment represents the net book balance immediately following modification.

	For the Three Months Ended March 31,
	2020			2019
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Pre-modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real estate loans:
Multifamily and commercial	1	10,212	11,507	1	4,095	4,095
Total restructured loans	1	$10,212	$11,507	1	$4,095	$4,095

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.     Loans Receivable and Allowance for Loan Losses (continued)

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020 and 2019 are as follows:

	For the Three Months Ended March 31,
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Unallocated	Total
	(In thousands)
2020
Balance at beginning of period	$13,780	$22,980	$7,435	$15,836	$1,669	$9	$—	$61,709
Provision charged (credited)	3,101	3,096	1,964	1,347	59	1	—	9,568
Recoveries	3	10	—	71	14	—	—	98
Charge-offs	(86)	(1)	—	(63)	(24)	(1)	—	(175)
Balance at end of period	$16,798	$26,085	$9,399	$17,191	$1,718	$9	$—	$71,200

2019
Balance at beginning of period	$15,232	$23,251	$7,217	$14,176	$2,458	$8	$—	$62,342
Provision charged (credited)	2,122	(2,265)	1,816	(1,996)	761	(2)	—	436
Recoveries	21	—	—	313	7	—	—	341
Charge-offs	—	—	—	(268)	(80)	—	—	(348)
Balance at end of period	$17,375	$20,986	$9,033	$12,225	$3,146	$6	$—	$62,771

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.     Loans Receivable and Allowance for Loan Losses (continued)

The following tables present loans individually evaluated for impairment by loan segment, excluding PCI loans, at March 31, 2020 and December 31, 2019:

	At March 31, 2020
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$3,857	$5,021	$—
Multifamily and commercial	13,862	14,601	—
Commercial business loans	5,168	5,356	—
Consumer loans:
Home equity loans and advances	1,063	1,201	—
	23,950	26,179	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	4,626	4,657	468
Multifamily and commercial	1,098	1,098	2
Commercial business loans	1,280	4,267	1,064
Consumer loans:
Home equity loans and advances	1,054	1,054	17
	8,058	11,076	1,551
Total:
Real estate loans:
One-to-four family	8,483	9,678	468
Multifamily and commercial	14,960	15,699	2
Commercial business loans	6,448	9,623	1,064
Consumer loans:
Home equity loans and advances	2,117	2,255	17
Total loans	$32,008	$37,255	$1,551

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.     Loans Receivable and Allowance for Loan Losses (continued)

	At December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$4,314	$5,473	$—
Multifamily and commercial	1,494	2,191	—
Commercial business loans	3,859	4,048	—
Consumer loans:
Home equity loans and advances	1,080	1,217	—
	10,747	12,929	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	4,577	4,613	484
Multifamily and commercial	1,105	1,105	2
Commercial business loans	1,319	4,307	1,121
Consumer loans:
Home equity loans and advances	1,063	1,063	14
	8,064	11,088	1,621
Total:
Real estate loans:
One-to-four family	8,891	10,086	484
Multifamily and commercial	2,599	3,296	2
Commercial business loans	5,178	8,355	1,121
Consumer loans:
Home equity loans and advances	2,143	2,280	14
	$18,811	$24,017	$1,621

Specific allocations of the allowance for loan losses attributable to impaired loans totaled $1.6 million at both March 31, 2020 and December 31, 2019. At March 31, 2020 and December 31, 2019, impaired loans for which there was no related allowance for loan losses totaled $24.0 million and $10.7 million, respectively.

The recorded investment in TDRs totaled $31.3 million at March 31, 2020, of which seven loans totaling $1.9 million were 30-59 days past due, one loan totaling $352,000 was 60-89 days past due, and two loans totaling $1.2 million were 90 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at March 31, 2020. The recorded investment in TDRs totaled $20.0 million at December 31, 2019, of which there no loans were over 90 days past due and three loans totaling $660,000 were 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2019.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.     Loans Receivable and Allowance for Loan Losses (continued)

The following tables present interest income recognized for loans individually evaluated for impairment, by loan segment, excluding PCI loans for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$8,688	$99	$8,807	$106
Multifamily and commercial	8,780	166	2,683	37
Construction	—	—	1,700	25
Commercial business loans	5,814	72	5,409	80
Consumer loans:
Home equity loans and advances	2,130	30	2,847	52
Total loans	$25,412	$367	$21,446	$300

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

The following tables present loans receivable by credit quality risk indicator and by loan segment, excluding PCI loans at March 31, 2020 and December 31, 2019:

	March 31, 2020
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$2,067,000	$2,936,799	$316,973	$468,205	$378,878	$1,739	$6,169,594
Special mention	414	4,343	—	16,264	—	—	21,021
Substandard	4,527	16,447	—	11,688	822	—	33,484
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$2,071,941	$2,957,589	$316,973	$496,157	$379,700	$1,739	$6,224,099

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.     Loans Receivable and Allowance for Loan Losses (continued)

	December 31, 2019
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$2,072,878	$2,900,286	$298,942	$454,183	$387,251	$1,960	$6,115,500
Special mention	419	4,724	—	20,170	—	—	25,313
Substandard	3,782	14,975	—	8,862	876	—	28,495
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$2,077,079	$2,919,985	$298,942	$483,215	$388,127	$1,960	$6,169,308

10.     Leases

Effective January 1, 2020, the Company adopted ASU 2016-02 Leases (Topic 842) and all subsequent ASU's that modified Topic 842, as explained in note 5, Summary of Significant Accounting Policies, Accounting Pronouncements Adopted. The Company's leases primarily relate to real estate property for branches and office space. At March 31, 2020, all of the Company's leases are classified as operating leases.

The Company determines if an arrangement is a lease at inception. Topic 842 requires lessees to recognize a right-of-use asset and a lease liability, measured at the present value of the future minimum lease payments, at the lease commencement date. At the time of adoption, an operating lease right-of-use asset of $22.2 million and operating lease liabilities of $23.3 million were recorded in other assets and other liabilities, respectively on our Consolidated Statements of Financial Condition. The calculated amount of the right-of-use asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of minimum lease payments. As the Company's leases do not provide an implicit rate, the discount rate used in determining the lease liability for each individual lease was the Company's incremental borrowing rate at the time of adoption of ASU 2016-02, on a collateralized basis, over a similar term. Certain leases include options to renew, with one or more renewal terms usually ranging from 5 years to 10 years. For each lease, these extension options were evaluated, and those which were considered reasonably certain of renewal were included in the lease term.

As of March 31, 2020, the weighted average remaining lease term for operating leases was 8.0 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.28%.

The Company elected to account for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the three months ended March 31, 2020, operating and variable lease expenses totaled approximately $694,000.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended March 31, 2020. At March 31, 2020, the Company had no leases that had not yet commenced.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

10.     Leases (continued)

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

At March 31, 2020	Lease Payment Obligations
(In thousands)

2020	$2,685
2021	3,407
2022	3,170
2023	2,941
2024	2,378
Thereafter	7,800
Total lease commitments	$22,381

At December 31, 2019, operating lease commitments under lessee arrangements were $4.9 million, $4.5 million, $4.0 million, $3.5 million and $2.7 million for 2020 through 2024, respectively, and $5.0 million in aggregate for all years thereafter.

11.     Deposits

Deposits at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)

Non-interest-bearing demand	$1,039,303	$958,442
Interest-bearing demand	1,750,123	1,720,383
Money market accounts	423,171	410,392
Savings and club deposits	550,068	543,480
Certificates of deposit	2,009,753	2,013,145
Total deposits	$5,772,418	$5,645,842

Included in the above balances at March 31, 2020 and December 31, 2019 are certificates of deposit obtained through brokers, of $26.5 million and $31.6 million that were acquired from Stewardship.

The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $1.1 billion at both March 31, 2020 and December 31, 2019.

Interest expense on deposits for the three months ended March 31, 2020 and 2019 totaled $16.8 million and $13.7 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

11.     Deposits (continued)

Scheduled maturities of certificates of deposit accounts at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)

One year or less	$1,358,136	$1,293,613
After one year to two years	532,914	548,995
After two years to three years	86,956	142,458
After three years to four years	10,961	11,362
After four years	20,786	16,717
	$2,009,753	$2,013,145

12.    Stock Based Compensation

At the Company's 2019 annual meeting held on June 6, 2019, stockholders approved the Columbia Financial, Inc. 2019 Equity Incentive Plan ("2019 Plan") which provides for the issuance of up to 7,949,996 shares (2,271,427 restricted stock awards and 5,678,569 stock options) of Columbia Financial Inc. common stock.

On July 23, 2019, 1,419,131 shares of restricted stock were awarded, with a grant date fair value of $15.60 per share. To fund the grant of restricted common stock, the Company issued shares from authorized unissued shares. On December 16, 2019, 74,673 shares of restricted stock were awarded, with a grant date fair value of $17.00 per share. To fund the grant of restricted common stock, the Company reissued shares from treasury stock.

Restricted shares granted under the 2019 Plan generally vest in equal installments, over the performance or service periods ranging from three to five years, beginning one year from the date of grant. A portion of restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight line basis over the requisite performance or service period. During the three months ended March 31, 2020, approximately $1.4 million in expense was recognized in regard to these awards. There was no restricted stock expense recorded for the three months ended March 31, 2019. The expected future compensation expense related to the 1,419,131 non-vested restricted shares outstanding at March 31, 2020 is approximately $18.5 million over a weighted average period of 4.3 years.

The following is a summary of the Company's restricted stock activity during the three months ended March 31, 2020:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Outstanding, January 1, 2020	1,420,012	$15.67
Granted	—	—
Forfeited	(881)	15.60
Outstanding, March 31, 2020	1,419,131	$15.67

On July 23, 2019, options to purchase 3,589,959 shares of Company common stock were awarded, with a grant date fair value of $4.25 per option. Stock options granted under the 2019 Plan vest in equal installments over the service period of five years beginning one year from the date of grant. Stock options were granted at an exercise price of $15.60, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 6.5 years, risk-free rate of return of 1.90%, volatility of 22.12%, and a dividend yield of 0.00%.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

12.    Stock Based Compensation (Continued)

On December 16, 2019, options to purchase 184,378 shares of Company common stock were awarded with a grant date fair value of $4.59 per option. Stock options granted under the 2019 Plan generally vest in equal installments over the service period of five years beginning one year from the date of grant. Stock options were granted at an exercise price of $17.00, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of approximately 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 6.5 years, risk-free rate of return of 1.79%, volatility of 22.23%, and a dividend yield of 0.00%.

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

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the three months ended March 31, 2020, approximately $798,500 in expense was recognized in regard to these awards. There was no stock option expense recorded for the three months ended March 31, 2019. The expected future compensation expense related to the 3,774,337 non-vested options outstanding at March 31, 2020 is $14.0 million over a weighted average period of 4.3 years.

The following is a summary of the Company's option activity for the three months ended March 31, 2020:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2020	3,784,044	$15.67	9.6	$4,812,490
Granted	—	—	—	—
Forfeited	(9,707)	15.60	—	—
Outstanding, March 31, 2020	3,774,337	$15.67	9.3	$0
Options exercisable at March 31, 2020	—	$—	—	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

There were no stock option exercises during the three months ended March 31, 2020 and 2019.

13.    Components of Net Periodic Benefit Cost

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") and Post-retirement Plan

The Company maintains a single employer, tax-qualified defined benefit pension plan (the "Pension Plan") which covers full-time employees that satisfy the Pension Plan's eligibility requirements. The benefits are based on years of service and the employee's average compensation for the highest five consecutive years of employment. Effective October 1, 2018, employees hired by the Bank are not eligible to participate in the Bank's Pension Plan as the plan has been closed to new employees as of that date.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

13.    Components of Net Periodic Benefit Cost (continued)

Net periodic benefit (income) cost for Pension Plan, RIM Plan, Post-retirement Plan and split-dollar life insurance arrangement plan benefits for the three months ended March 31, 2020 and 2019, includes the following components:

	For the Three Months Ended March 31,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2020	2019	2020	2019	2020	2019	2020	2019	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$1,937	$1,501	$67	$53	$99	$84	$106	$88	Compensation and employee benefits
Interest cost	2,031	2,194	102	116	171	207	114	114	Other non-interest expense
Expected return on plan assets	(5,737)	(4,727)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	14	14	Other non-interest expense
Net loss	781	765	99	61	77	37	113	62	Other non-interest expense
Net periodic (income) benefit cost	$(988)	$(267)	$268	$230	$347	$328	$347	$278

For the three months ended March 31, 2020, no contributions were made to the Pension Plan. The net periodic cost (income) for pension benefits, other post-retirement and split dollar life insurance benefits for the three months ended March 31, 2020 were calculated using the most recent available benefit valuations.

14.    Fair Value Measurements

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.    Fair Value Measurements (continued)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis as of March 31, 2020 and December 31, 2019.

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

Equity Securities, at Fair Value

The Company holds equity securities that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs. A trust preferred security that is not traded in an active market, an Atlantic Community Bankers Bank ("ACCB") stock which is based on redemption at par value and can only be sold to the issuing ACBB or another institution that holds ACBB or another institution that holds ACBB stock are considered Level 2 instruments.

Derivatives

The Company records all derivatives included in other assets and liabilities on the Consolidated Statements of Financial Condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. See note 16 for disclosures related to the accounting treatment for derivatives.

The fair value of the Company's derivatives is determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values as of March 31, 2020 and December 31, 2019, by level within the fair value hierarchy:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.    Fair Value Measurements (continued)

	March 31, 2020
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$42,213	$42,213	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	1,002,038	—	1,002,038	—
Municipal obligations	959	—	959	—
Corporate debt securities	67,125	—	67,125	—
Trust preferred securities	4,082	—	4,082	—
Total debt securities available for sale	1,116,417	42,213	1,074,204	—
Equity securities	2,271	2,018	253	—
Derivative assets	—	—	—	—
	$1,118,688	$44,231	$1,074,457	$—

Derivative liabilities	$26,194	$—	$26,194	$—

	December 31, 2019
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$42,386	$42,386	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	979,881	—	979,881	—
Municipal obligations	2,284	—	2,284	—
Corporate debt securities	69,180	—	69,180	—
Trust preferred securities	4,605	—	4,605	—
Total debt securities available for sale	1,098,336	42,386	1,055,950	—
Equity securities	2,855	2,587	268
Derivative assets	185	—	185	—
	$1,101,376	$44,973	$1,056,403	$—

Derivative liabilities	$11,546	$—	$11,546	$—

There were no Level 3 assets measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.    Fair Value Measurements (continued)

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of March 31, 2020 and December 31, 2019.

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values as of March 31, 2020 and December 31, 2019, by level within the fair value hierarchy:

	March 31, 2020
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Mortgage servicing rights	$510	$—	$—	$510
	$510	$—	$—	$510

	December 31, 2019
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$1,063	$—	$—	$1,063
Mortgage servicing rights	681	—	—	681
	$1,744	$—	$—	$1,744

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.    Fair Value Measurements (continued)

At March 31, 2020, there were no impaired loans or real estate owned measured at fair value on a non-recurring basis.

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Mortgage servicing rights	$510	Estimated cash flow	Prepayment speeds and discount rates(3)	8.1% - 31.4%	17.7%

	December 31, 2019
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Impaired loans	$1,063	Estimated cash flow	Expected value of future cash flows (1)	—%	—%
Mortgage servicing rights	681	Estimated cash flow	Prepayment speeds and discount rates (2)	3.6% - 24.0%	12.7%

(1) Value based on management's estimate of expected future cash flows.
(2) Value of SBA servicing rights based on a discount rate of 11.75%.
(3) Value of SBA servicing rights based on a discount rate of 10.25%.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.    Fair Value Measurements (continued)

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

The fair value for non-performing loans deemed significant was based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows. The Company classifies the estimated fair value of its non-performing loan portfolio as Level 3.

In accordance with the prospective adoption of ASU 2016-01, the fair value of loans was measured using the exit price method as of March 31, 2020. The fair value of loans was measured using the entry price notion as of December 31, 2019.

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

Commitments to Extend Credit and Letters of Credit

The fair value of commitments to extend credit and letters of credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value estimates of commitments to extend credit and letters of credit are deemed immaterial.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.    Fair Value Measurements (continued)

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values as of March 31, 2020 and December 31, 2019:

	March 31, 2020
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$88,324	$88,324	$88,324	$—	$—
Debt securities available for sale	1,116,417	1,116,417	42,213	1,074,204	—
Debt securities held to maturity	273,152	286,571	10,001	276,570	—
Equity securities	2,271	2,271	2,018	253	—
Federal Home Loan Bank stock	68,233	68,233	—	68,233	—
Loans receivable, net	6,181,305	6,087,507	—	—	6,087,507

Financial liabilities:		—
Deposits	$5,772,418	$5,795,732	$—	$5,795,732	$—
Borrowings	1,376,941	1,390,559	—	1,390,559	—
Derivative liabilities	26,194	26,194	—	26,194	—

	December 31, 2019
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$75,547	$75,547	$75,547	$—	$—
Debt securities available for sale	1,098,336	1,098,336	42,386	1,055,950	—
Debt securities held to maturity	285,756	289,505	19,960	269,545	—
Equity securities	2,855	2,855	2,587	268	—
Federal Home Loan Bank stock	69,579	69,579	—	69,579	—
Loans receivable, net	6,135,857	6,219,008	—	—	6,219,008
Derivative assets	185	185	—	185	—

Financial liabilities:
Deposits	$5,645,842	$5,654,075	$—	$5,654,075	$—
Borrowings	1,407,022	1,411,962	—	1,411,962	—
Derivative liabilities	11,546	11,546	—	11,546	—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.    Fair Value Measurements (continued)

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

Fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include goodwill and intangibles assets, deferred tax assets, office properties and equipment, and bank-owned life insurance.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

15.    Other Comprehensive Income (Loss)

The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020			2019
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gains on debt securities available for sale:	$24,383	$(5,116)	$19,267	$11,766	$(2,471)	$9,295
Accretion of unrealized gain on debt securities reclassified as held to maturity	8	(2)	6	13	(3)	10
Reclassification adjustment for gains included in net income	370	(81)	289	126	(26)	100
	24,761	(5,199)	19,562	11,905	(2,500)	9,405
Derivatives:
Unrealized (loss) on swap contracts accounted for as cash flow hedges	(14,360)	3,011	(11,349)	(3,520)	740	(2,780)
	(14,360)	3,011	(11,349)	(3,520)	740	(2,780)

Employee benefit plans:
Amortization of prior service cost included in net income	42	(9)	33	(32)	7	(25)
Reclassification adjustment of actuarial net gain included in net income	2,638	(554)	2,084	164	(34)	130
Change in funded status of retirement obligations	(1,595)	335	(1,260)	(132)	27	(105)
	1,085	(228)	857	—	—	—
Total other comprehensive income	$11,486	$(2,416)	$9,070	$8,385	$(1,760)	$6,625

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

15.    Other Comprehensive Income (Loss) (continued)

The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020				2019
	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$9,313	$(8,474)	$(69,574)	$(68,735)	$(13,226)	$(2,006)	$(56,665)	$(71,897)
Effect of adoption of ASU 2016-01	—	—	—	—	(548)	—	—	(548)
Balance at January 1,	9,313	(8,474)	(69,574)	(68,735)	(13,774)	(2,006)	(56,665)	(72,445)
Current period changes in other comprehensive income (loss)	19,562	(11,349)	857	9,070	9,405	(2,780)	—	6,625
Total other comprehensive income (loss)	$28,875	$(19,823)	$(68,717)	$(59,665)	$(4,369)	$(4,786)	$(56,665)	$(65,820)

The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the three months ended March 31, 2020 and 2019:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Three Months Ended March 31,		Affected Line Items in the Consolidated Statements of Income
	2020	2019
	(In thousands)

Reclassification adjustment for gains included in net income	$370	$126	Gain on securities transactions
Reclassification adjustment of actuarial net income included in net income	2,638	164	Other non-interest expense
Total before tax	3,008	290
Income tax (benefit)	(635)	(60)
Net of tax	$2,373	$230

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

16.     Derivatives and Hedging Activities

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

Currency Forward Contracts. At March 31, 2020 and December 31, 2019, the Company had no currency forward contracts in place with commercial banking customers.

Interest Rate Swaps. At March 31, 2020, the Company had interest rate swaps in place with 23 commercial banking customers executed by offsetting interest rate swaps with third parties, with an aggregated notional amount of $171.6 million. At December 31, 2019, the Company had interest rate swaps in place with 22 commercial banking customers executed by offsetting interest rate swaps with third parties, with an aggregated notional amount of $169.9 million. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

At March 31, 2020 and December 31, 2019, the Company had 34 and 29 interest rate swaps with notional amounts of $465.0 million and $410.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the hedge accounting requirements.

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For the three months ended March 31, 2020 and 2019, the Company did not record any hedge ineffectiveness associated with these contracts.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

16.     Derivatives and Hedging Activities (continued)

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$—	Other Liabilities	$26,194
Total derivative instruments		$—		$26,194

	December 31, 2019
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$185	Other Liabilities	$11,546
Total derivative instruments		$185		$11,546

For the three months ended March 31, 2020 and 2019, losses of $426,000 and $67,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties.

At March 31, 2020 and December 31, 2019, accrued interest was $383,000 and $344,000, respectively.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

At March 31, 2020, the termination value of derivatives in a net liability position, which includes accrued interest, was $26.6 million. The Company has collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $47.4 million against its obligations under these agreements.

17.     Revenue Recognition

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

17.     Revenue Recognition (continued)

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31,
	2020	2019
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$1,299	$959
Title insurance fees	1,231	1,041
Other non-interest income	1,417	1,063
Total in-scope non-interest income	3,947	3,063
Total out-of-scope non-interest income	2,444	2,974
Total non-interest income	$6,391	$6,037

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

Out-of-scope non-interest income primarily consists of income from bank-owned life insurance, loan prepayment and servicing fees, net fees on loan level interest rate swaps, gains and losses on the sale of loans and securities, and changes in the fair value of equity securities. None of these revenue streams are subject to the requirements of Topic 606.

18.    Acquisition of Roselle Bank

On April 1, 2020, the Company completed its previously announced acquisition of RSB Bancorp, MHC, RSB Bancorp, Inc. and Roselle Bank (collectively, the "Roselle Entities"). Under the terms of the Merger Agreement, RSB Bancorp, MHC merged with and into Columbia Bank MHC, (the "MHC"), with the MHC as the surviving entity, RSB Bancorp, Inc. merged with and into the Company, with the Company as the surviving entity; and Roselle Bank merged with and into the Bank, with the Bank as the surviving institution.

Under the terms of the merger agreement, effective April 1, 2020, depositors of Roselle Bank became depositors of the Bank and have the same rights and privileges in the MHC as if their accounts had been established at the Bank on the date established at Roselle Bank. At the effective time of the merger, the Company issued 4,759,048 shares of its common stock to the MHC, representing an amount equal to the fair value of the Roselle Entities as determined by an independent appraiser.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

18.    Acquisition of Roselle Entities (continued)

Merger-related expenses which are recorded in the Consolidated Statements of Income and include costs relating to the Company's acquisition of the Roselle Entities represent one-time costs associated with acquisition activities and do not represent ongoing costs of the fully integrated combined organization. Accounting guidance requires that acquisition-related transactional and restructuring costs incurred by the Company be charged to expense as incurred. Direct acquisition and other charges incurred in connection with the Roselle acquisition totaled $112,000 for the three months ended March 31, 2020.

Based on the closing date of April 1, 2020, the Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q do not reflect the changes attributable to the Company's acquisition of the Roselle Entities.

19.    Subsequent Events

The Company has evaluated events subsequent to March 31, 2020 and through the financial statement issuance date of May 11, 2020. See Note 18 regarding the Company's acquisition of the Roselle Entities on April 1, 2020. Other than as disclosed, the Company has not identified any material subsequent events that would require adjustment or disclosure in the consolidated financial statements.

The COVID-19 pandemic has disrupted and adversely affected the Bank’s business and results of operations, and the ultimate impacts of the pandemic on the Bank’s business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risk factors and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, the effect of the COVID-19 pandemic (including its impact on our borrowers and their ability to repay their loans, and on the local and national economies), asset-liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

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

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total assets increased $136.4 million, or 1.7%, to $8.3 billion at March 31, 2020 from $8.2 billion at December 31, 2019. The increase in total assets was primarily attributable to increases in debt securities available for sale of $18.1 million, loans receivable, net, of $45.4 million, and other assets of $73.4 million.

Debt securities available for sale increased $18.1 million, or 1.6%, to $1.1 billion at March 31, 2020. The increase was attributable to purchases of $50.5 million in mortgage-backed securities, partially offset by maturities and calls of $1.7 million in U.S. agency obligations and municipal securities, repayments of $34.8 million in mortgage-backed securities, and sales of $20.8 million in mortgage-backed securities. The gross unrealized gain on debt securities available for sale increased by $24.8 million during the quarter ended March 31, 2020.

Loans receivable, net, increased $45.4 million, or 0.7%, to $6.2 billion at March 31, 2020 from $6.1 billion at December 31, 2019. The increase was mainly attributable to increases in multifamily and commercial real estate, construction and commercial business loans of $37.6 million, $18.0 million, and $12.9 million, respectively, partially offset by decreases in one-to-four family real estate loans and home equity loans and advances of $5.1 million and $8.4 million, respectively. The allowance for loan loss balance increased $9.5 million to $71.2 million at March 31, 2020 from $61.7 million at December 31, 2019, which was primarily attributable to consideration of the deterioration of economic conditions and loan performance due to the ongoing COVID-19 pandemic which resulted in increases to qualitative factors. The current allowance for loan losses was calculated utilizing the existing incurred loss methodology.

Other assets increased $73.4 million, or 50.4%, to $219.1 million at March 31, 2020 from $145.7 million at December 31, 2019. The increase in other assets consisted of a $21.2 million right-of-use asset recognized in connection with the adoption of Accounting Standards Update ("ASU") 2016-02-Leases, a $27.9 million increase in the collateral balance related to our swap agreement obligations, and a $15.8 million increase in interest rate swap fair value adjustments.

Total liabilities increased $157.7 million, or 2.2%, to $7.4 billion at March 31, 2020 from $7.2 billion at December 31, 2019. The increase was primarily attributable to an increase in total deposits of $126.6 million, or 2.2%, and an increase in accrued expenses and other liabilities of $60.0 million, or 50.9%, partially offset by a decrease in borrowings of $30.1 million, or 2.1%. The increase in total deposits was primarily driven by an increase in non-interest-bearing and interest-bearing demand deposits of $80.9 million and $29.7 million, respectively, which was related to borrowers drawing funds from their credit lines and depositing the funds into their business accounts. Money market accounts also increased $12.8 million during the quarter. The increase in accrued expenses and other liabilities consisted of a $22.4 million lease liability recognized in connection with the adoption of ASU 2016-02-Leases, and a $30.6 million increase in interest rate swap liabilities. The decrease in borrowings was primarily driven by maturing long-term borrowings of $56.1 million and a net decrease in short-term borrowings of $23.8 million, which more than offset the proceeds from new long-term borrowings of $50.0 million.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total stockholders’ equity decreased $21.4 million, or 2.2%, to $961.1 million at March 31, 2020 from $982.5 million at December 31, 2019. The net decrease was primarily attributable to an increase in unrealized losses on swap transactions of $14.4 million, and the repurchase of approximately 2,557,000 shares of common stock for $40.4 million during the quarter under our stock repurchase program, partially offset by net income of $6.8 million, coupled with improved fair values on debt securities within our available for sale portfolio of $24.8 million.

Comparison of Results of Operations for the Quarter Ended March 31, 2020 and March 31, 2019

Net income of $6.8 million was recorded for the quarter ended March 31, 2020, a decrease of $8.2 million, or 54.7%, compared to net income of $14.9 million for the quarter ended March 31, 2019. The decrease in net income was primarily attributable to a $9.1 million increase in provision for loan losses and an $8.9 million increase in non-interest expense, partially offset by an $8.3 million increase in net interest income.

Net interest income was $50.7 million for the quarter ended March 31, 2020, an increase of $8.3 million, or 19.6%, from $42.4 million for the quarter ended March 31, 2019. The increase in net interest income was primarily attributable to an $11.8 million increase in interest income which was partially offset by a $3.5 million increase in interest expense. The increase in interest income for the quarter ended March 31, 2020 was largely due to increases in the average balances on loans, securities and other interest-earning assets, which was the result of internal growth and the acquisition of Stewardship in November 2019, partially offset by decreases in the average yields on these assets.

The average yield on loans for the quarter ended March 31, 2020 decreased 10 basis points to 4.15%, as compared to 4.25% for the quarter ended March 31, 2019, while the average yield on securities for the quarter ended March 31, 2020 decreased 21 basis points to 2.72%, as compared to 2.93% for the quarter ended March 31, 2019. The average yield on other interest-earning assets for the quarter ended March 31, 2020 decreased 156 basis points to 5.06%, as compared to 6.62% for the quarter ended March 31, 2019. Decreases in the average yields on these portfolios for the quarter ended March 31, 2020 were influenced by the lower interest rate environment.

Total interest expense was $24.0 million for the quarter ended March 31, 2020, an increase of $3.5 million, or 17.0%, from $20.5 million for the quarter ended March 31, 2019. The increase in interest expense was primarily attributable to increases in the average balances of all categories of interest-bearing deposits totaling $929.1 million, partially offset by a 3 basis point decrease in the average cost of interest-bearing deposits. The decrease in the cost of deposits was primarily driven by a lower interest rate environment. Interest on borrowings increased due to an increase of $247.6 million in the average balance of borrowings, which was partially offset by a 40 basis point decrease in the cost of these borrowings due to a lower interest rate environment.

The Company's net interest margin for the quarter ended March 31, 2020 decreased 5 basis points to 2.65%, when compared to 2.70% for the quarter ended March 31, 2019. The weighted average yield on interest-earning assets decreased 9 basis points to 3.91% for the quarter ended March 31, 2020 as compared to 4.00% for the quarter ended March 31, 2019. The average cost of interest-bearing liabilities decreased 11 basis points to 1.58% for the quarter ended March 31, 2020 as compared to 1.69% for the quarter ended March 31, 2019. The decrease in yields and costs for the quarter ended March 31, 2020 were largely driven by a lower market rate environment.
The provision for loan losses was $9.6 million for the quarter ended March 31, 2020, an increase of $9.1 million, from $436,000 for the quarter ended March 31, 2019. The increase was primarily attributable to consideration of the deterioration of economic conditions and loan performance due to the ongoing COVID-19 pandemic which resulted in increases to qualitative factors.

Non-interest expense was $38.5 million for the quarter ended March 31, 2020, an increase of $8.9 million, or 30.3%, from $29.6 million for the quarter ended March 31, 2019. The increase was primarily attributable to an increase in compensation and employee benefits expense of $4.9 million, an increase in merger-related expenses of $1.1 million, and an increase in other non-interest expense of $2.3 million. The increase in compensation and employee benefits expense was primarily attributable to an increase of $2.1 million in expense recorded in connection with grants made under the Company's 2019 Equity Incentive Plan and an increase in expense due to a larger number of employees in the 2020 period inclusive of Stewardship employees. Merger-related expenses include expenses related to the Company's acquisition of Stewardship in November 2019 and the Roselle Entities, which closed on April 1, 2020. The increase in other non-interest expense consists of $1.3 million recorded in connection with branch consolidation due to the Stewardship merger and $757,000 related to swap transactions.

Income tax expense was $2.3 million for the quarter ended March 31, 2020, a decrease of $1.3 million, as compared to $3.5 million for the quarter ended March 31, 2019. The Company's effective tax rate was 25.0% and 19.0% for the quarters ended March 31, 2020 and 2019, respectively, as the 2019 state income tax effective rate was lower due to various tax benefits.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Quality

The Company's non-performing loans at March 31, 2020 totaled $10.7 million, or 0.17% of total gross loans, as compared to $6.7 million, or 0.08% of total gross loans, at December 31, 2019. The $4.0 million increase in non-performing loans was primarily attributable to increases of $1.4 million in one-to-four family real estate loans, $1.4 million in multifamily and commercial real estate loans and $1.2 million in commercial business loans. The increase in non-performing one-to-four family real estate loans was due to an increase in the number of loans from 10 non-performing loans at December 31, 2019 to 12 non-performing loans at March 31, 2020. The increase in multifamily and commercial real estate loans was due to an increase in the number of loans from seven non-performing loans at December 31, 2019 to 11 non-performing loans at March 31, 2020. The increase in non-performing commercial business loans was primarily attributable to the addition of a $1.5 million commercial loan during the quarter. Non-performing assets as a percentage of total assets totaled 0.13% at March 31, 2020 as compared to 0.08% at December 31, 2019.

For the quarter ended March 31, 2020, net charge-offs totaled $78,000 as compared to $6,000 for the quarter ended March 31, 2019. The Company's allowance for loan losses was $71.2 million, or 1.14% of total loans at March 31, 2020, compared to $61.7 million, or 1.00% of total loans, at December 31, 2019. The increase in the allowance for loan loss ratio is primarily attributable to an increase in qualitative factors resulting from the ongoing COVID-19 pandemic.

Impact of COVID-19 Pandemic

As of May 7, 2020, the Company had received approximately $840 million of commercial loan modification requests that were granted or being considered, including multi-family, commercial, and construction real estate loans, and approximately $155 million of consumer related loan modification requests that were granted or being considered, including one-to-four real estate loans and home equity loans and advances from our customers affected by the COVID-19 pandemic. These short-term loan modifications will be treated in accordance with Section 4013 of the CARES Act and will not be treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, these loans will continue to accrue interest and will not be tested for impairment during the short-term modification period. Commercial loan modification requests include various industries and property types.

The Company's commercial exposures to restaurant, caterers, hotels, and travel total approximately $80 million. Exposure to retail stores, shopping centers and other retail businesses totaled approximately $700 million. The weighted average loan to value ratio on mortgages collateralized by retail stores and shopping centers was approximately 59%. The Company has no direct exposure related to the oil industry or leveraged loans.

As of May 7, 2020, the Company originated approximately 2,200 loans for $475.0 million under the Small Business Association's ("SBA") Paycheck Protection Program and expects to recognize approximately $15.0 million in fees which will be net against costs, deferred and amortized over the life of the loan. If any of these loans are sold to the SBA, the US Treasury or in a secondary market, any unamortized net fees will be included in the gain or loss on the sale of these loans.

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
▪Valuation of retirement and post-retirement benefits

The calculation of the allowance for loan losses is a critical accounting policy of the Company. The allowance for loan losses is a valuation account that reflects management’s evaluation of the probable losses in the loan portfolio. Determining the amount of the allowance for loan losses involves a high degree of judgment. Estimates required to establish the allowance include: the overall economic environment, value of collateral, strength of guarantors, loss exposure in the event of default, the amount and timing of future cash flows on impaired loans, and determination of loss factors applied to the portfolio segments. These estimates are susceptible to significant change. Management regularly reviews loss experience within the portfolio and monitors current economic conditions and other factors related to the collectability of the loan portfolio. As previously mentioned, the Company elected to defer the adoption of the CECL

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

methodology permitted by the recently enacted CARES Act. The Company will adopt CECL at the earlier of December 31, 2020 or when the national emergency concerning the COVID-19 outbreak has concluded.

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

We assessed the impact of the pandemic on the Company’s financial condition, including its determination of the allowance for loan losses as of March 31, 2020. As part of that assessment, the Company considered the effects of the pandemic on economic conditions such as increasing unemployment rates and the shut-down of all non-essential businesses. The Company also analyzed the impact of COVID-19 on its primary market as well as the impact on the Company’s market sectors and its specific customers. As part of its estimation of an adjustment to the allowance due to COVID-19, the Company identified those market sectors or industries that were more likely to be affected, such as hospitality, transportation and outpatient care centers. To determine the potential impact on the Company’s customers, management considered significant revenue declines in a borrower’s business as well as reductions in its operating cash flows and the impact on their ability to repay their loans, and estimated the probability of default and loss-given-default for the various loan categories at March 31, 2020 and assigned a weighting to each scenario. Based on this analysis, management estimated the potential impact resulting

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from COVID-19, and the adjustment to the allowance that was necessary as of March 31, 2020. Management also established an additional qualitative loss factor solely related to the impact of COVID-19 in the calculation. As a result of management’s assessments, the Bank recorded an additional loan loss provision of $9.6 million for the quarter ended March 31, 2020. However, during this period of great uncertainty, the full impact of COVID-19 on the Company’s borrowers is likely to be felt over the next several quarters. As such, future adjustments to the allowance may be required.

The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Based on all available evidence, a valuation allowance was established for the portion of the state tax benefit that is not more likely than not to be realized. At both March 31, 2020 and December 31, 2019, the Company's gross deferred tax assets totaled $59.0 million, while the valuation allowance totaled $7.4 million.

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

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analysis captures changes in net interest income using flat rates as a base and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable changes. The Company periodically reviews historical deposit re-pricing activity and makes modifications to certain assumptions used in its balance sheet and income simulation models regarding the interest rate sensitivity of deposits. These modifications are made to more closely reflect the most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest-bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes.

Assumptions used in the simulation model may include but are not limited to:
•Securities pricing from third parties;
•Loan pricing indications from third parties;
•Loan and depository spread assumptions based upon the Company's product offerings;
•Securities and borrowing spreads based upon third party indications; and
•Prepayment assumptions derived from the Company's actual results and third party surveys.

Certain shortcomings are inherent in the methodologies used in the interest rate risk measurements. Modeling changes in net interest income requires the use of certain assumptions regarding prepayment and deposit repricing, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While management believes such assumptions are reasonable, there can be no assurance that assumed prepayment rates and repricing rates will approximate actual future asset prepayment and liability repricing activity.

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

The table below sets forth, as of March 31, 2020, Columbia Bank's net portfolio value, the estimated changes in our net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and its subsidiaries only and does not include any assets of the Company.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
(Dollars in thousands)	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
Change in Interest Rates (Basis Points)
+200	$193,990	$(1,590)	(0.81)%	$959,511	11.93%	(9.74)%
+100	194,705	(875)	(0.45)	1,019,490	12.30	(4.09)
Base	195,580	—	—	1,062,996	12.45	—
-100	194,369	(1,211)	(0.62)	961,375	11.11	(9.56)

As of March 31, 2020, based on the scenarios above, net interest income would decrease by approximately 0.81% if rates were to rise 200 basis points, and would decrease by 0.62% if rates were to decrease 100 basis points over a one-year time horizon.

Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of March 31, 2020, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 9.74%. If rates were to decrease 100 basis points, the model forecasts a 9.56% decrease in the NPV.

Overall, our March 31, 2020 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

Liquidity Management and Capital Resources:

Liquidity Management. Liquidity refers to the Company's ability to generate adequate amounts of cash to meet financial obligations of a short-term and long-term nature. Sources of funds consist of deposit inflows, loan repayments and maturities, maturities and sales of securities, and the ability to execute new borrowings. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of debt securities, and prepayments on loans and mortgage-backed securities are influenced by economic conditions, competition, and interest rate movements.

The Company's cash flows are identified as cash flows from operating activities, investing activities and financing activities. Refer to the Consolidated Statements of Cash Flows for further details of the cash inflows and outflows of the Company.

Capital Resources. The Company and its subsidiary Bank are subject to various regulatory capital requirements administered by the federal banking regulators, including a risk-based capital measure. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the Office of the Comptroller of the Currency (the "OCC") has similar requirements for the Company's subsidiary bank. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's Consolidated Statements of Financial Condition. Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer capital requirement was fully phased in on January 1, 2019. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of March 31, 2020 and December 31, 2019, each of the Company and the Bank exceeded all capital adequacy requirements to which it is subject.

The following table presents the Company's and the Bank's actual capital amounts and ratios as of March 31, 2020 and December 31, 2019 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At March 31, 2020:
Total capital (to risk-weighted assets)	$1,041,024	15.94%	$522,366	8.00%	$685,605	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	957,952	14.67%	391,774	6.00%	555,014	8.50%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	950,735	14.56%	293,831	4.50%	457,070	7.00%	N/A	N/A
Tier 1 capital (to adjusted total assets)	957,952	11.81%	324,322	4.00%	324,322	4.00%	N/A	N/A

At December 31, 2019:
Total capital (to risk-weighted assets)	$1,061,555	17.25%	$492,438	8.00%	$646,324	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	988,172	16.05	369,328	6.00	523,215	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	980,995	15.94	276,996	4.50	430,883	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	988,172	12.92	305,824	4.00	305,824	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank	(In thousands, except ratio data)
At March 31, 2020:
Total capital (to risk-weighted assets)	$864,851	14.38%	$481,239	8.00%	$631,627	10.50%	$601,549	10.00%
Tier 1 capital (to risk-weighted assets)	793,380	13.19	360,930	6.00	511,317	8.50	481,239	8.00
Common equity tier 1 capital (to risk-weighted assets)	793,380	13.19	270,697	4.50	421,085	7.00	391,007	6.50
Tier 1 capital (to adjusted total assets)	793,380	9.79	324,177	4.00	324,177	4.00	405,222	5.00

At December 31, 2019:
Total capital (to risk-weighted assets)	$844,664	14.25%	$474,125	8.00%	$622,290	10.50%	$592,657	10.00%
Tier 1 capital (to risk-weighted assets)	782,881	13.21	355,594	6.00	503,758	8.50	474,125	8.00
Common equity tier 1 capital (to risk-weighted assets)	782,881	13.21	266,696	4.50	414,860	7.00	385,227	6.50
Tier 1 capital (to adjusted total assets)	782,881	10.25	305,423	4.00	305,423	4.00	381,779	5.00

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, as modified in April 2020, the federal banking agencies are required to develop a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A "qualifying community bank" with capital exceeding from 8% to 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered "well capitalized' under Prompt Corrective Action statutes. The rule was first available for use in the Bank's March 31, 2020 Call Report, however, the Bank elected not to follow the framework for the new rule.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission. Except as set forth below, as of March 31, 2020 the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K.

The recent global coronavirus (COVID-19) pandemic has led to periods of significant volatility in financial, commodities and other markets and could harm our business and results of operations. In December 2019, a novel strain of coronavirus (COVID-19) was first reported in Wuhan, Hubei Province, China. Since then, COVID-19 infections have spread to additional countries including the United States. In March 2020, the World Health Organization declared COVID-19 to be a pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus pandemic on our business, and there is no guarantee that our efforts to address or mitigate the adverse impacts of the coronavirus will be effective. The impact to date has included periods of significant volatility in financial, commodities and other markets. This volatility, if it continues, could have an adverse impact on our customers and on our business, financial condition and results of operations as well as our growth strategy.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has caused and could continue to cause severe disruptions in the U.S. economy at large, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally. In addition, recent actions by US federal, state and local governments to address the pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, may have a significant adverse effect on our customers and the markets in which we conduct our business. The extent of impacts resulting from the coronavirus pandemic and other events beyond our control will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and actions taken to contain the coronavirus or its impact, among others.

Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans as well as declines in wealth management revenues. The escalation of the pandemic may also negatively impact regional economic conditions for a period of time, resulting in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability. If the global response to contain COVID-19 escalates or is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

The spread of the COVID-19 outbreak and the governmental responses may disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us. The outbreak of COVID-19 and the US federal, state and local governmental responses may result in a disruption in the services we provide. We rely on our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services or experience interruptions in their ability to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the coronavirus pandemic could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to infection, quarantine or other effects and restrictions of a COVID-19 outbreak in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. If we are unable to promptly recover from such business disruptions, our business, financial condition and results of operations would be adversely affected. We also may incur additional costs to remedy damages caused by such disruptions, which could adversely affect our financial condition and results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of the Company's common stock during the quarter ended March 31, 2020:

Period	Total Number of Shares (3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2020	894,326	$16.89	894,326	2,561,874
February 1 - 29, 2020	585,421	16.97	584,700	1,977,174
March 1 - 31, 2020	1,078,260	14.23	1,078,100	899,074
Total	2,558,007	15.78	2,557,126

(1) On June 11, 2019, the Company announced that the Company's Board of Directors authorized a stock repurchase program for up to 4,000,000 shares of the Company's issued and outstanding common stock, commencing on June 13, 2019.

(2) On December 5, 2019, the Company announced that its Board of Directors had expanded its stock repurchase program to acquire an additional 3,000,000 shares of the Company's outstanding common stock in addition to the shares remaining under the repurchase program announced on June 11, 2019.

(3) During the three months ended March 31, 2020, 881 shares were repurchased pursuant to forfeitures related to the 2019 Equity Incentive Plan and not as part of our share repurchase program.

On April 23, 2020 the Company completed the repurchases under the stock repurchase programs.

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

101.
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2020, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101. INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Columbia Financial, Inc.

Date:	May 11, 2020	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2020	/s/Dennis E. Gibney
Dennis E. Gibney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)