Form 10-Q
period 2020-06-30
Columbia Financial, Inc.
filed 2020-08-10
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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
☐ Yes ☒ No

As of August 7, 2020, there were 115,055,092 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets	(Unaudited)

Cash and due from banks	$225,743	$75,420
Short-term investments	138	127
Total cash and cash equivalents	225,881	75,547

Debt securities available for sale, at fair value	1,177,925	1,098,336
Debt securities held to maturity, at amortized cost (fair value of $289,836 and $289,505 at June 30, 2020 and December 31, 2019, respectively)	273,997	285,756
Equity securities, at fair value	4,710	2,855
Federal Home Loan Bank stock	57,843	69,579
Loans held-for-sale, at fair value	9,639	—

Loans receivable	6,639,874	6,197,566
Less: allowance for loan losses	74,015	61,709
Loans receivable, net	6,565,859	6,135,857

Accrued interest receivable	28,414	22,092
Office properties and equipment, net	77,588	72,967
Bank-owned life insurance	231,596	211,415
Goodwill and intangible assets	92,642	68,582
Other assets	217,098	145,708
Total assets	$8,963,192	$8,188,694

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$6,581,109	$5,645,842
Borrowings	1,129,979	1,407,022
Advance payments by borrowers for taxes and insurance	36,706	35,507
Accrued expenses and other liabilities	174,410	117,806
Total liabilities	7,922,204	7,206,177

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 122,037,793 shares issued and 115,067,114 shares outstanding at June 30, 2020, and 113,765,387 shares issued and outstanding at December 31, 2019	1,220	1,173
Additional paid-in capital	605,124	531,667
Retained earnings	637,343	615,481
Accumulated other comprehensive loss	(53,207)	(68,735)
Treasury stock, at cost; 6,970,679 shares at June 30, 2020 and 3,513,358 shares at December 31, 2019	(108,327)	(54,950)
Common stock held by the Employee Stock Ownership Plan	(40,434)	(41,564)
Stock held by Rabbi Trust	(1,767)	(1,520)
Deferred compensation obligations	1,036	965
Total stockholders' equity	1,040,988	982,517
Total liabilities and stockholders' equity	$8,963,192	$8,188,694

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:	(Unaudited)
Loans receivable	$65,235	$51,709	129,253	103,969
Debt securities available for sale and equity securities	7,292	7,900	14,620	15,559
Debt securities held to maturity	1,993	2,115	4,058	4,022
Federal funds and interest earning deposits	27	134	216	223
Federal Home Loan Bank stock dividends	1,040	874	2,130	1,846
Total interest income	75,587	62,732	150,277	125,619
Interest expense:
Deposits	14,911	15,250	31,743	28,929
Borrowings	4,805	6,639	11,961	13,463
Total interest expense	19,716	21,889	43,704	42,392

Net interest income	55,871	40,843	106,573	83,227

Provision for loan losses	5,736	112	15,304	548

Net interest income after provision for loan losses	50,135	40,731	91,269	82,679

Non-interest income:
Demand deposit account fees	620	1,051	1,919	2,010
Bank-owned life insurance	1,519	1,345	2,936	2,665
Title insurance fees	996	1,099	2,227	2,140
Loan fees and service charges	533	1,500	1,261	2,320
Gain on securities transactions	—	339	370	465
Change in fair value of equity securities	643	71	59	247
Gain on sale of loans	795	196	1,549	328
Other non-interest income	1,902	1,174	3,078	2,637
Total non-interest income	7,008	6,775	13,399	12,812

Non-interest expense:
Compensation and employee benefits	25,218	20,343	49,683	39,923
Occupancy	4,701	3,824	9,496	7,655
Federal deposit insurance premiums	626	462	736	887
Advertising	447	1,390	1,591	2,778
Professional fees	1,083	1,431	2,449	2,678
Data processing	816	669	1,581	1,307
Merger-related expenses	432	462	1,507	462
Other non-interest expense	4,120	3,260	8,908	5,710
Total non-interest expense	37,443	31,841	75,951	61,400

Income before income tax expense	19,700	15,665	28,717	34,091

Income tax expense	4,603	3,634	6,855	7,141

Net income	$15,097	$12,031	21,862	26,950

Earnings per share - basic and diluted	$0.14	$0.11	$0.20	$0.24
Weighted average shares outstanding -basic and diluted	111,102,306	111,553,203	109,770,239	111,544,339

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)

Net income	$15,097	$12,031	$21,862	$26,950

Other comprehensive income, net of tax:
Unrealized gains on debt securities available for sale	6,352	14,092	25,619	23,387
Accretion of unrealized (loss) gain on debt securities reclassified as held to maturity	(2)	(2)	4	8
Reclassification adjustment for gains included in net income	—	260	289	360
	6,350	14,350	25,912	23,755

Derivatives, net of tax:
Unrealized (loss) on swap contracts accounted for as cash flow hedges	(750)	(4,676)	(12,099)	(7,456)
	(750)	(4,676)	(12,099)	(7,456)

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(11)	(11)	(22)	(22)
Reclassification adjustment of actuarial net gain included in net income	(845)	(731)	(1,692)	(1,461)
Change in funded status of retirement obligations	1,714	(4,431)	3,429	(3,690)
	858	(5,173)	1,715	(5,173)

Total other comprehensive income	6,458	4,501	15,528	11,126

Total comprehensive income, net of tax	$21,555	$16,532	$37,390	$38,076

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended June 30, 2020 and 2019
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at March 31, 2019	$1,159	$527,346	$575,683	$(65,820)	$—	$(43,276)	$(1,359)	$769	$994,502
Net income	—	—	12,031	—	—	—	—	—	12,031
Other comprehensive income	—	—	—	4,501	—	—	—	—	4,501
Purchase of treasury stock	—	—	—	—	(3,867)	—	—	—	(3,867)
Employee Stock Ownership Plan shares committed to be released	—	304	—	—	—	566	—	—	870
Funding of deferred compensation obligations	—	—	—	—	—	—	(48)	(80)	(128)
Balance at June 30, 2019	$1,159	$527,650	$587,714	$(61,319)	$(3,867)	$(42,710)	$(1,407)	$689	$1,007,909

Balance at March 31, 2020	$1,173	$534,213	$622,246	$(59,665)	$(95,326)	$(40,999)	$(1,728)	$1,212	$961,126
Net income	—	—	15,097	—	—	—	—	—	15,097
Other comprehensive income	—	—	—	6,458	—	—	—	—	6,458
Issuance of common stock to Columbia Bank MHC	47	68,483	—	—	—	—	—	—	68,530
Stock based compensation	—	2,205	—	—	—	—	—	—	2,205
Purchase of treasury stock (899,074 shares)	—	—	—	—	(12,998)	—	—	—	(12,998)
Restricted stock forfeitures (240 shares)	—	—	—	—	(3)	—	—	—	(3)
Employee Stock Ownership Plan shares committed to be released	—	223	—	—	—	565	—	—	788
Funding of deferred compensation obligations	—	—	—	—	—	—	(39)	(176)	(215)
Balance at June 30, 2020	$1,220	$605,124	$637,343	$(53,207)	$(108,327)	$(40,434)	$(1,767)	$1,036	$1,040,988

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Six Months Ended June 30, 2020 and 2019
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2018	$1,159	$527,037	$560,216	$(71,897)	$—	$(43,835)	$(1,259)	$639	$972,060
Effect of the adoption of Accounting Standards Update ("ASC") 2016-01	—	—	548	(548)	—	—	—	—	—
Balance at January 1, 2019	1,159	527,037	560,764	(72,445)	—	(43,835)	(1,259)	639	972,060
Net income	—	—	26,950	—	—	—	—	—	26,950
Other comprehensive income	—	—	—	11,126	—	—	—	—	11,126
Purchase of treasury stock	—	—	—	—	(3,867)	—	—	—	(3,867)
Employee Stock Ownership Plan shares committed to be released	—	613	—	—	—	1,125	—	—	1,738
Funding of deferred compensation obligations	—	—	—	—	—	—	(148)	50	(98)
Balance at June 30, 2019	$1,159	$527,650	$587,714	$(61,319)	$(3,867)	$(42,710)	$(1,407)	$689	$1,007,909

Balance at December 31, 2019	$1,173	$531,667	$615,481	$(68,735)	$(54,950)	$(41,564)	$(1,520)	$965	$982,517
Net income	—	—	21,862	—	—	—	—	—	21,862
Other comprehensive income	—	—	—	15,528	—	—	—	—	15,528
Issuance of common stock to Columbia Bank MHC	47	68,483	—	—	—	—	—	—	68,530
Stock based compensation	—	4,409	—	—	—	—	—	—	4,409
Purchase of treasury (3,456,200 shares)	—	—	—	—	(53,361)	—	—	—	(53,361)
Restricted stock forfeitures (1,121 shares)	—	—	—	—	(16)	—	—	—	(16)
Employee Stock Ownership Plan shares committed to be released	—	565	—	—	—	1,130	—	—	1,695
Funding of deferred compensation obligations	—	—	—	—	—	—	(247)	71	(176)
Balance at June 30, 2020	$1,220	$605,124	$637,343	$(53,207)	$(108,327)	$(40,434)	$(1,767)	$1,036	$1,040,988

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:	(In thousands, unaudited)
Net income	$21,862	$26,950
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	656	1,102
Net amortization of premiums and discounts on securities	854	589
Net amortization of mortgage servicing rights	57	(52)
Amortization of intangible assets	514	—
Depreciation and amortization of office properties and equipment	3,314	2,170
Amortization of operating lease right-of-use assets	1,440	—
Provision for loan losses	15,304	548
Gain on securities transactions	(370)	(465)
Change in fair value of equity securities	(59)	(247)
Gain on sale of loans	(1,549)	(328)
Loss on real estate owned	—	1
Loss on disposal of office properties and equipment	691	—
Loss on write-down of mortgage servicing rights	34	—
Deferred tax expense (benefit)	7,220	(7,160)
(Increase) in accrued interest receivable	(5,643)	(1,416)
(Increase) in other assets	(80,652)	(34,322)
Increase in accrued expenses and other liabilities	36,507	12,880
Income on bank-owned life insurance	(2,936)	(2,665)
Employee stock ownership plan expense	1,695	1,738
Stock based compensation	4,409	—
Increase in deferred compensation obligations under Rabbi Trust	(176)	(98)
Net cash provided by operating activities	3,172	(775)
Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	20,761	15,711
Proceeds from sales of equity securities	—	765
Proceeds from paydowns/maturities/calls of debt securities available for sale	94,758	49,569
Proceeds from paydowns/maturities/calls of debt securities held to maturity	24,971	9,964
Purchases of debt securities available for sale	(111,113)	(80,499)
Purchases of debt securities held to maturity	—	(47,671)
Purchases of equity securities	—	(417)
Proceeds from sales of loans held-for-sale	103,992	45,003
Proceeds from sales of loans receivable	22,876	2,483
Purchases of loans receivable	—	(29,885)
Net increase in loans receivable	(409,327)	(168,486)
Proceeds from redemptions of Federal Home Loan Bank stock	35,660	32,851
Purchases of Federal Home Loan Bank stock	(21,914)	(32,526)
Additions to office properties and equipment	(2,852)	(11,387)
Proceeds from sale of real estate owned	—	91
Net cash acquired in acquisition	155,248	—
Net cash used in investing activities	(86,940)	(214,434)
Cash flows from financing activities:
Net increase in deposits	602,033	254,772
Proceeds from long-term borrowings	90,000	78,991
Payments on long-term borrowings	(116,465)	(160,000)
Net (decrease) increase in short-term borrowings	(288,306)	55,100
Increase in advance payments by borrowers for taxes and insurance	217	2,389
Purchase of treasury stock	(53,361)	(3,867)
Restricted stock forfeitures	(16)	—
Net cash provided by financing activities	234,102	227,385

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
	2020	2019
	( In thousands, unaudited)

Net increase in cash and cash equivalents	$150,334	$12,176

Cash and cash equivalents at beginning of year	75,547	42,201
Cash and cash equivalents at end of period	$225,881	$54,377

Cash paid during the period for:
Interest on deposits and borrowings	$43,801	$21,491
Income tax payments, net of (refunds)	$1,300	$(5,174)

Non-cash investing and financing activities:
Transfer of loans receivable to loans held-for-sale	$112,219	$38,966
Securitization of loans	$—	$21,615
Initial recognition of operating lease right-of-use assets	$22,218	$—
Initial recognition of operating lease liabilities	$23,290	$—
Acquisition:
Non-cash assets acquired:
Debt securities available for sale	$51,479	$—
Debt securities held to maturity	13,418	—
Equity securities	1,796	—
Federal Home Loan Bank stock	2,010	—
Loans receivable	171,593	—
Accrued interest receivable	679	—
Office properties and equipment, net	5,774	—
Bank-owned life insurance	17,245	—
Other assets	2,823	—
Total non-cash assets acquired	$266,817	$—
Liabilities assumed:
Deposits	$333,234	$—
Borrowings	37,728	—
Advance payments by borrowers for taxes and insurance	982	—
Accrued expenses and other liabilities	5,400	—
Total liabilities assumed	$377,344	$—
Net non-cash liabilities acquired	$(110,527)	$—
Net cash and cash equivalents acquired in acquisition	$155,248	$—

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

2.     Acquisitions
Stewardship Financial Corporation

On November 1, 2019, the Company completed its acquisition of Stewardship Financial Corporation ("Stewardship"), pursuant to the Agreement and Plan of Merger, dated as of June 6, 2019 (the "Merger Agreement"), by and among Columbia Financial, Broadway Acquisition Corp. (a wholly owned subsidiary of Columbia Financial) and Stewardship. Under the terms of the merger agreement, each outstanding share of Stewardship common stock was converted into the right to received $15.75 in cash at the effective time of the merger. At the time of closing, Stewardship had $956.0 million in total assets, including $756.9 million in net loans receivable, and $52.6 million in securities, and $877.8 million in total liabilities, including $781.4 million in deposits and $81.8 million in borrowings. The deposits initially acquired from Stewardship were held across a network of 12 branches located in New Jersey throughout Bergen, Morris, and Passaic Counties. During the six months ended June 30, 2020, four of these branches were closed, and the Bank recorded a loss of $770,000 related to these branch closures.

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the Stewardship acquisition totaled $102,000 and $1.1 million during the three and six months ended June 30, 2020, respectively. Merger expenses recorded during both the three and six months ended June 30, 2019 were $462,000.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

2.     Acquisitions (continued)

Roselle Bank

On April 1, 2020, the Company completed its acquisition of RSB Bancorp, MHC, RSB Bancorp, Inc. and Roselle Bank (collectively, the "Roselle Entities"). Pursuant to the terms of the Merger Agreement, RSB Bancorp, MHC merged with and into the MHC, with the MHC as the surviving entity; RSB Bancorp, Inc.: merged with and into the Company, with the Company as the surviving entity; and Roselle Bank merged with and into the Bank, with the Bank as the surviving institution. Under the terms of the merger agreement, depositors of Roselle Bank became depositors of the Bank and have the same rights and privileges in the MHC as if their accounts had been established at the Bank on the date established at Roselle Bank. The Company issued 4,759,048 shares of its common stock to the MHC, representing an amount equal to the fair value of the Roselle Entities as determined by an independent appraiser, at the effective time of the merger.

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the Roselle Entities totaled $335,000 and $443,000 during the three and six months ended June 30, 2020, respectively. There were no merger expenses recorded during the three and six months ended June 30, 2019.

The following table sets forth assets acquired and liabilities assumed in the acquisition of the Roselle Entities, at their estimated fair values as of the closing date of the transaction:

April 1, 2020
(In thousands)
Assets acquired:
Cash and cash equivalents	$155,248
Debt securities available for sale	51,479
Debt securities held to maturity	13,418
Equity securities	1,796
Federal Home Loan Bank stock	2,010
Loans receivable	171,593
Accrued interest receivable	679
Office properties and equipment, net	5,774
Bank-owned life insurance	17,245
Deferred tax asset, net	1,334
Other assets	1,489
Total assets acquired	$422,065

Liabilities assumed:
Deposits	$333,234
Borrowings	37,728
Advance payments by borrowers for taxes and insurance	982
Accrued expenses and other liabilities	5,400
Total liabilities assumed	$377,344

Net assets acquired	44,721
Fair market value of stock issued to Columbia Bank MHC for purchase	68,530
Goodwill recorded at merger	$23,809

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

2.     Acquisitions (continued)

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of April 1, 2020, and resulted in the recognition of goodwill of $23.8 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market condition, and other future events that are highly subjective in nature and subject to change. The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information (existing at the date of closing) relative to closing date fair values becomes available. As the Company continues to analyze the acquired assets and assumed liabilities, there may be adjustments to the recorded carrying values. However, management does not expect significant future adjustments to the recorded amounts as at April 1, 2020.

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

Loans receivable. The acquired loan portfolio was segregated into pools for valuation purposes primarily based on loan type, non-accrual status, and credit risk rating. The estimated fair values were computed by discounting the expected cash flows from the respective pools. Cash flows were estimated by using valuation models that incorporated estimates of current key assumptions such as prepayment speeds, default rates, and loss severity rates. The process included: (1) projecting monthly principal and/or interest cash flows based on the contractual terms of the loans, including both maturity and contractual amortization; (2) adjusting projected cash flows for expected losses and prepayments, where appropriate; (3) developing a discount rate based on the relative risk of the cash flows, considering the loan type, liquidity risk, the maturity of the loans, servicing costs, and a required return on capital; and (4) discounting the projected cash flows to a present value, to arrive at the calculated value of the loans.

The methods used to estimate the fair values of loans are extremely sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in the values than in those determined in active markets.

Office properties and equipment, net. The fair value of land and buildings was estimated using current appraisals. Acquired equipment was not material. Buildings are amortized over their estimated useful lives. Equipment is amortized or depreciated over their estimated useful lives usually ranging for three to ten years.

Goodwill. Goodwill is not amortized for book purposes: however, it is reviewed at least annually for impairment and is not deductible for tax purposes.

Deposits. The fair values of deposit liabilities with no stated maturity (i.e., non-interest bearing and interest-bearing demand deposit accounts, money market and savings and club accounts) are equal to the carrying amounts payable on demand. The fair value of certificates of deposit represent contractual cash flows, discounted to present value using interest rates currently offered on deposits with similar characteristics and remaining maturities.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)

Net income	$15,097	$12,031	$21,862	$26,950
Shares:
Weighted average shares outstanding - basic	111,102,306	111,553,203	109,770,239	111,544,339
Weighted average dilutive shares outstanding	—	—	—	—
Weighted average shares outstanding - diluted	111,102,306	111,553,203	109,770,239	111,544,339
Earnings per share:
Basic	$0.14	$0.11	$0.20	$0.24
Diluted	$0.14	$0.11	$0.20	$0.24

For the three and six months ended June 30, 2020 the average number of stock options which were anti-dilutive and were not included in the computation of diluted earnings per share totaled 1,494,367 and 1,101,780, respectively. There were no stock options outstanding for the three and six months ended June 30, 2019.

4.    Stock Repurchase Program

On June 11, 2019, the Company announced that its Board of Directors authorized the Company's first stock repurchase program since the completion of its minority public offering in April 2018. This program, which commenced on June 13, 2019, authorized the purchase of up to 4,000,000 shares, or approximately 3.5%, of the Company's then issued and outstanding common stock. On December 5, 2019, the Company announced that its Board of Directors had expanded its stock repurchase program to authorize the purchase of an additional 3,000,000 shares of the Company's outstanding common stock in addition to the shares remaining under the repurchase program announced on June 11, 2019. During the three and six months ended June 30, 2020, the Company repurchased 899,074 shares at a cost of approximately $13.0 million, or $14.46 per share, and 3,456,200 shares at a cost of approximately $53.4 million, or $15.44 per share, respectively, under this program. During the three and six months ended June 30, 2019, the Company repurchased 263,900 shares at a cost of approximately $3.9 million, or $14.65 per share. On April 23, 2020, the Company completed the repurchases under the stock repurchase programs. Repurchased shares are held as treasury stock and are available for general corporate purposes.

5.     Summary of Significant Accounting Policies

Accounting Pronouncements Adopted in 2020

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815)- Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the use of the OIS rate based upon SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the direct Treasury obligations of the U.S. Government, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate. The amendments in this ASU are required to be adopted concurrently with the amendments in ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which was issued in August 2017. The effective date for this ASU for the Company is for fiscal years beginning after December 15, 2019, with early adoption, including adoption in an interim period permitted. The amendments should be adopted on a
5.    Summary of Significant Accounting Policies (continued)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Accounting Pronouncements Adopted in 2020 (continued)

prospective basis for qualifying new or redesignated hedging relationships entered into on or after date of adoption. The Company adopted this guidance effective January 1, 2020. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

5.    Summary of Significant Accounting Policies (continued)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Accounting Pronouncements Adopted in 2020 (continued)

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

Based on several analyses performed, as well as an implementation analysis utilizing existing exposures and forecasts of macroeconomic conditions at June 30, 2020, we currently expect the adoption of ASU 2016-13 will result in an increase between 10% and 20% in our allowance for loan losses and our reserves for unfunded commitments.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

5.    Summary of Significant Accounting Policies (continued)

Accounting Pronouncements Not Yet Adopted (continued)

Upon adoption, any impact to the allowance for credit losses, currently the allowance for loan losses, will be reflected as an adjustment to retained earnings.

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

6.    Debt Securities Available for Sale

Debt securities available for sale at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$35,433	$1,238	$—	$36,671
Mortgage-backed securities and collateralized mortgage obligations	1,013,079	43,526	(377)	1,056,228
Municipal obligations	1,873	14	—	1,887
Corporate debt securities	77,551	2,038	(749)	78,840
Trust preferred securities	5,000	—	(701)	4,299
	$1,132,936	$46,816	$(1,827)	$1,177,925

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$42,081	$321	$(16)	$42,386
Mortgage-backed securities and collateralized mortgage obligations	968,165	12,981	(1,265)	979,881
Municipal obligations	2,284	1	(1)	2,284
Corporate debt securities	68,613	945	(378)	69,180
Trust preferred securities	5,000	—	(395)	4,605
	$1,086,143	$14,248	$(2,055)	$1,098,336

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

6.    Debt Securities Available for Sale (continued)

The amortized cost and fair value of debt securities available for sale at June 30, 2020, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	June 30, 2020
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$22,397	$22,464
More than one year to five years	37,414	39,410
More than five years to ten years	59,575	59,338
More than ten years	471	485
	$119,857	$121,697
Mortgage-backed securities and collateralized mortgage obligations	1,013,079	1,056,228
	$1,132,936	$1,177,925

Mortgage-backed securities and collateralized mortgage obligations totaling $1.0 billion at amortized cost, and $1.1 billion at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

During the three months ended June 30, 2020, there were no sales of debt securities available for sale. Proceeds from called debt securities available for sale totaled $5.5 million. No gross gains or gross losses were recognized on the securities called. Proceeds from matured debt securities available for sale totaled $5.1 million.

During the six months ended June 30, 2020, proceeds from the sale of debt securities available for sale totaled $20.8 million, resulting in $369,000 of gross gains and no gross losses. Proceeds from called debt securities available for sale totaled $6.6 million, resulting in $1,000 of gross gains and no gross losses. Proceeds from matured debt securities available for sale totaled $5.8 million.

During the three and six months ended June 30, 2019, proceeds from the sale of debt securities available for sale totaled $15.7 million resulting in $339,000 of gross gains and no gross losses. During the three and six months ended June 30, 2019, there were no maturities of debt securities available for sale. During the six months ended June 30, 2019, proceeds from one called debt security available for sale totaled $797,000. No gross gains or losses were recognized on the security which was called. During the three months ended June 30, 2019 there were no calls of debt securities available for sale.

Debt securities available for sale having a carrying value of $769.7 million and $462.0 million, respectively, at June 30, 2020 and December 31, 2019, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

6.    Debt Securities Available for Sale (continued)

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at June 30, 2020 and December 31, 2019 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	June 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

Mortgage-backed securities and collateralized mortgage obligations	$43,842	$(267)	$31,643	$(110)	$75,485	$(377)
Corporate debt securities	15,912	(88)	4,340	(661)	20,252	(749)
Trust preferred securities	—	—	4,298	(701)	4,298	(701)
	$59,754	$(355)	$40,281	$(1,472)	$100,035	$(1,827)

	December 31, 2019
	Less Than 12 Months				12 Months or Longer				Total
	Fair Value	—	Gross Unrealized (Losses)	—	Fair Value	—	Gross Unrealized (Losses)	—	Fair Value	—	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$5,106		$(13)		$4,988		$(3)		$10,094		$(16)
Mortgage-backed securities and collateralized mortgage obligations	178,665		(946)		58,208		(319)		236,873		(1,265)
Municipal obligations	696		(1)		—		—		696		(1)
Corporate debt securities	2,588		(5)		4,627		(373)		7,215		(378)
Trust preferred securities	—		—		4,605		(395)		4,605		(395)
	$187,055		$(965)		$72,428		$(1,090)		$259,483		$(2,055)

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at June 30, 2020, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position at June 30, 2020 totaled 31, compared with 97 at December 31, 2019. All temporarily impaired securities were investment grade at June 30, 2020 and December 31, 2019.

The Company did not record an other-than-temporary impairment charge on debt securities available for sale during the three and six months ended June 30, 2020 and 2019.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

7.    Debt Securities Held to Maturity

Debt securities held to maturity at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

Mortgage-backed securities and collateralized mortgage obligations	$273,997	$15,878	$(39)	$289,836
	$273,997	$15,878	$(39)	$289,836

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$20,000	$26	$(66)	$19,960
Mortgage-backed securities and collateralized mortgage obligations	265,756	4,048	(259)	269,545
	$285,756	$4,074	$(325)	$289,505

Mortgage-backed securities and collateralized mortgage obligations totaling $274.0 million at amortized cost, and $289.8 million at fair value, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

During the three and six months ended June 30, 2020, there were no sales or maturities of debt securities held to maturity. During both the three and six months ended June 30, 2020, proceeds from called debt securities held to maturity totaled $20.0 million. No gross gains or losses were recognized on the securities which were called.

During the three and six months ended June 30, 2019, there were no sales or maturities of debt securities held for maturity. During the three and six months ended June 30, 2019, proceeds from one called debt security held to maturity totaled $5.0 million, resulting in no gross gain or loss.

Debt securities held to maturity having a carrying value of $240.0 million and $236.0 million, at June 30, 2020 and December 31, 2019, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at June 30, 2020 and December 31, 2019 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	June 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

Mortgage-backed securities and collateralized mortgage obligations	$7,974	$(39)	$—	$—	$7,974	$(39)

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

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities held to maturity was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at June 30, 2020, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

There were five securities in an unrealized loss position at June 30, 2020, compared with 22 at December 31, 2019. All temporarily impaired securities were investment grade at June 30, 2020 and December 31, 2019.

The Company did not record an other-than-temporary impairment charge on debt securities held to maturity during the three and six months ended June 30, 2020 and 2019.

8.    Equity Securities at Fair Value

The Company has an equity securities portfolio which consists of common stock in other financial institutions, a payment technology company, a community bank correspondent services company, and preferred stock in U.S. Government agencies which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at June 30, 2020 and December 31, 2019 was $4.7 million and $2.9 million, respectively.

The Company adopted ASU 2016-01 on January 1, 2019, resulting in a $548,000 after tax cumulative-effect adjustment from other comprehensive income (loss) to retained earnings, as reflected in the Consolidated Statements of Changes in Stockholders' Equity. The Company recorded a net increase in the fair value of equity securities of $643,000 and $59,000, during the three and six months ended June 30, 2020, as a component of non-interest income. During the three and six months ended June 30, 2019, the Company recorded a net increase in the fair value of equity securities of $71,000 and $247,000, respectively, as a component of non-interest income.

During the three and six months ended June 30, 2020, there were no sales of equity securities. During the three months ended June 30, 2019 there were no sales of equity securities, and during the six months ended June 30, 2019, proceeds from sales of equity securities totaled $765,000, resulting in gross gains of $126,000 and no gross losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.     Loans Receivable and Allowance for Loan Losses

Loans receivable at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30,	December 31,
	2020	2019
	(In thousands)
Real estate loans:
One-to-four family	$2,164,185	$2,077,079
Multifamily and commercial	2,874,019	2,919,985
Construction	326,343	298,942
Commercial business loans	899,506	483,215
Consumer loans:
Home equity loans and advances	359,813	388,127
Other consumer loans	1,600	1,960
Total gross loans	6,625,466	6,169,308
Purchased credit-impaired loans	6,881	7,021
Net deferred loan costs, fees and purchased premiums and discounts	7,527	21,237
Loans receivable	$6,639,874	$6,197,566

The Company had $9.6 million of one-to-four family real estate loans and commercial business loans held-for-sale at June 30, 2020. The Company had no loans held-for-sale at December 31, 2019. During the three months ended June 30, 2020, the Company sold $52.4 million of one-to-four family real estate loans held-for-sale, resulting in gross gains of $740,000 and no gross losses. During the six months ended June 30, 2020, the Company sold $104.0 million of one-to-four family real estate loans held-for-sale resulting in gross gains of $1.4 million and no gross losses. During the three months ended June 30, 2019, the Company sold $27.6 million of one-to-four family real estate loans held-for-sale resulting in gross gains of $196,000 and no gross losses. During the six months ended June 30, 2019, the Company sold $45.0 million of one-to-four family real estate loans held-for-sale resulting in gross gains of $328,000 and no gross losses.

During the six months ended June 30, 2020, the Company sold $8.8 million and $7.3 million of one-to-four family real estate and home equity loans and commercial business loans, respectively, included in loans receivable. The Company recognized gross gains of $82,000 and $55,000 and no gross losses, respectively. During the three months ended June 30, 2020, the Company sold $579,000 of commercial business loans included in loans receivable, resulting in $55,000 gross gains or losses. During the three and six months ended June 30, 2020, the Company sold one construction loan totaling $6.7 million included in loans receivable, resulting in no gross gains or gross losses. During the three and six months ended June 30, 2019, the Company sold $2.5 million of one-to-four family real estate and home equity loans included in loans receivable, resulting in no gross gains or gross losses.

During the three and six months ended June 30, 2020, there were no loans purchased by the Company. During the three and six months ended June 30, 2019, the Company purchased $2.6 million and $5.0 million, respectively, of one-to-four family real estate loan from third parties. During the three and six months ended June 30, 2019, the Company purchased $24.9 million of commercial real estate loans from third parties.

At June 30, 2020 commercial business loans include $467.0 million of SBA PPP loans and net deferred loan costs and fees of $13.5 million. At December 31, 2019 there were no SBA PPP loans.

At June 30, 2020 and December 31, 2019, the carrying value of loans serviced by the Company for investors was $592.8 million and $526.3 million, respectively.

The Company has entered into guarantor swaps with Freddie Mac which results in improved liquidity. During the three and six months ended June 30, 2020, no loans were sold. During the three and six months ended June 30, 2019, the Company exchanged $15.6 million and $21.6 million, respectively, of loans for a Freddie Mac mortgage participation certificate. The Company retained the servicing of these loans.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.     Loans Receivable and Allowance for Loan Losses (continued)

The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCI loans at June 30, 2020 and December 31, 2019:

	June 30, 2020
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$4,105	$1,120	$3,278	$8,503	$4,872	$2,150,810	$2,164,185
Multifamily and commercial	3,830	2,072	2,169	8,071	2,368	2,863,580	2,874,019
Construction	1,580	—	—	1,580	—	324,763	326,343
Commercial business loans	594	4,460	3,515	8,569	5,167	885,770	899,506
Consumer loans:
Home equity loans and advances	1,344	348	310	2,002	1,095	356,716	359,813
Other consumer loans	—	—	—	—	—	1,600	1,600
Total loans	$11,453	$8,000	$9,272	$28,725	$13,502	$6,583,239	$6,625,466

	December 31, 2019
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$6,249	$2,132	$1,638	$10,019	$1,732	$2,065,328	$2,077,079
Multifamily and commercial	626	1,210	716	2,552	716	2,916,717	2,919,985
Construction	—	—	—	—	—	298,942	298,942
Commercial business loans	1,056	—	2,489	3,545	3,686	475,984	483,215
Consumer loans:
Home equity loans and advances	1,708	246	405	2,359	553	385,215	388,127
Other consumer loans	3	—	—	3	—	1,957	1,960
Total loans	$9,642	$3,588	$5,248	$18,478	$6,687	$6,144,143	$6,169,308

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. Non-accruing loans are returned to accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At June 30, 2020 and December 31, 2019, non-accrual loans totaled $13.5 million and $6.7 million, respectively. Included in non-accrual loans at June 30, 2020, are 21 loans totaling $4.2 million which are less than 90 days in arrears. At December 31, 2019, eight loans totaling $1.5 million were less than 90 days in arrears.

At June 30, 2020 and December 31, 2019, there were no loans past due 90 days or more and still accruing interest.

PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are accounted for at fair value at acquisition, based upon the present value of expected future cash flows, with no related allowance for loan losses. PCI loans acquired in the Stewardship acquisition totaled $6.9 million at both June 30, 2020 and December 31, 2019. PCI loans acquired in the Roselle acquisition totaled $226,000 at June 30, 2020.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.     Loans Receivable and Allowance for Loan Losses (continued)

The following table presents changes in accretable yield for PCI loans for the three and six months ended June 30, 2020. There were no PCI loans outstanding for the three and six months ended June 30, 2019.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(In thousands)

Balance at beginning of period	$463	$511
Acquisition	58	58
Accretion	(49)	(98)
Net change in expected cash flows	(1)	—
Balance at end of period	$471	$471

We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At June 30, 2020 and December 31, 2019, the Company had no real estate owned. At June 30, 2020 and December 31, 2019 we had one and four residential mortgage loans with carrying values totaling $180,000 and $522,000, respectively, collateralized by residential real estate which are in the process of foreclosure.

The following tables summarize loans receivable (including PCI loans) and allowance for loan losses by portfolio segment and impairment method at June 30, 2020 and December 31, 2019:

	June 30, 2020
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$434	$584	$—	$1,100	$11	$—	$2,129
Collectively evaluated for impairment	16,199	26,746	10,217	17,214	1,503	7	71,886
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total	$16,633	$27,330	$10,217	$18,314	$1,514	$7	$74,015

Total loans:
Individually evaluated for impairment	$8,810	$14,960	$—	$5,293	$2,008	$—	$31,071
Collectively evaluated for impairment	2,155,375	2,859,059	326,343	894,213	357,805	1,600	6,594,395
Loans acquired with deteriorated credit quality	297	4,946	—	1,638	—	—	6,881
Total loans	$2,164,482	$2,878,965	$326,343	$901,144	$359,813	$1,600	$6,632,347

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.     Loans Receivable and Allowance for Loan Losses (continued)

There were no loans modified during the three months ended June 30, 2020 and 2019. The following table presents the number of loans modified as TDRs during the six months ended June 30, 2020 and 2019, along with their balances immediately prior to the modification date and post-modification. Post-modification recorded investment represents the net book balance immediately following modification.

	For the Six Months Ended June 30,
	2020			2019
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real Estate loans:
Multifamily and commercial	1	$10,212	$11,507	1	$4,095	$4,095
Total restructured loans	1	$10,212	$11,507	1	$4,095	$4,095

The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2020 and 2019 are as follows:

	For the Three Months Ended June 30,
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Unallocated	Total
	(In thousands)
2020
Balance at beginning of period	$16,798	$26,085	$9,399	$17,191	$1,718	$9	$—	$71,200
Provision charged (credited)	(51)	1,243	817	3,911	(183)	(1)	—	5,736
Recoveries	239	2	1	12	9	—	—	263
Charge-offs	(353)	—	—	(2,800)	(30)	(1)	—	(3,184)
Balance at end of period	$16,633	$27,330	$10,217	$18,314	$1,514	$7	$—	$74,015

2019
Balance at beginning of period	$17,375	$20,986	$9,033	$12,225	$3,146	$6	$—	$62,771
Provision charged (credited)	(1,254)	1,693	(228)	441	(542)	2	—	112
Recoveries	4	—	1	53	—	—	—	58
Charge-offs	(515)	—	—	(1)	(21)	(1)	—	(538)
Balance at end of period	$15,610	$22,679	$8,806	$12,718	$2,583	$7	$—	$62,403

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.     Loans Receivable and Allowance for Loan Losses (continued)

	For the Six Months Ended June 30,
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Unallocated	Total
	(In thousands)
2020
Balance at beginning of period	$13,780	$22,980	$7,435	$15,836	$1,669	$9	$—	$61,709
Provision charged (credited)	3,050	4,339	2,781	5,258	(124)	—	—	15,304
Recoveries	242	12	1	83	23	—	—	361
Charge-offs	(439)	(1)	—	(2,863)	(54)	(2)	—	(3,359)
Balance at end of period	$16,633	$27,330	$10,217	$18,314	$1,514	$7	$—	$74,015

2019
Balance at beginning of period	$15,232	$23,251	$7,217	$14,176	$2,458	$8	$—	$62,342
Provision charged (credited)	868	(572)	1,588	(1,555)	219	—	—	548
Recoveries	25	—	1	366	7	—	—	399
Charge-offs	(515)	—	—	(269)	(101)	(1)	—	(886)
Balance at end of period	$15,610	$22,679	$8,806	$12,718	$2,583	$7	$—	$62,403

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.     Loans Receivable and Allowance for Loan Losses (continued)

The following tables present loans individually evaluated for impairment by loan segment, excluding PCI loans, at June 30, 2020 and December 31, 2019:

	At June 30, 2020
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$4,418	$5,301	$—
Multifamily and commercial	735	771	—
Commercial business loans	4,016	4,204	—
Consumer loans:
Home equity loans and advances	1,052	1,189	—
	10,221	11,465	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	4,392	4,475	434
Multifamily and commercial	14,225	14,928	584
Commercial business loans	1,277	4,264	1,100
Consumer loans:
Home equity loans and advances	956	956	11
	20,850	24,623	2,129
Total:
Real estate loans:
One-to-four family	8,810	9,776	434
Multifamily and commercial	14,960	15,699	584
Commercial business loans	5,293	8,468	1,100
Consumer loans:
Home equity loans and advances	2,008	2,145	11
Total loans	$31,071	$36,088	$2,129

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

Specific allocations of the allowance for loan losses attributable to impaired loans totaled $2.1 million and $1.6 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, impaired loans for which there was no related allowance for loan losses totaled $10.2 million and $10.7 million, respectively.

The recorded investment in TDRs totaled $31.3 million at June 30, 2020, of which three loans totaling $603,000 were 30-59 days past due, two loans totaling $364,000 were 60-89 days past due, and six loans totaling $1.6 million were 90 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at June 30, 2020. The recorded investment in TDRs totaled $20.0 million at December 31, 2019, of which there were no loans over 90 days past due and three loans totaling $660,000 were 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2019.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.     Loans Receivable and Allowance for Loan Losses (continued)

The following tables present interest income recognized for loans individually evaluated for impairment, by loan segment, excluding PCI loans for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$8,647	$81	$8,611	$108
Multifamily and commercial	14,960	32	2,666	37
Construction	—	—	1,700	—
Commercial business loans	5,871	157	6,616	98
Consumer loans:
Home equity loans and advances	2,062	29	2,699	47
Total loans	$31,540	$299	$22,292	$290

	For the Six Months Ended June 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$8,728	$188	$9,149	$214
Multifamily and commercial	10,840	198	2,681	74
Construction	—	—	1,133	25
Commercial business loans	5,640	224	5,430	178
Consumer loans:
Home equity loans and advances	2,089	58	2,920	99
Total loans	$27,297	$668	$21,313	$590

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.     Loans Receivable and Allowance for Loan Losses (continued)

The following tables present loans receivable by credit quality risk indicator and by loan segment, excluding PCI loans at June 30, 2020 and December 31, 2019:

	June 30, 2020
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$2,157,351	$2,850,202	$326,343	$877,804	$358,526	$1,600	$6,571,826
Special mention	411	4,507	—	13,102	—	—	18,020
Substandard	6,423	19,310	—	8,600	1,287	—	35,620
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$2,164,185	$2,874,019	$326,343	$899,506	$359,813	$1,600	$6,625,466

	December 31, 2019
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$2,072,878	$2,900,286	$298,942	$454,183	$387,251	$1,960	$6,115,500
Special mention	419	4,724	—	20,170	—	—	25,313
Substandard	3,782	14,975	—	8,862	876	—	28,495
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$2,077,079	$2,919,985	$298,942	$483,215	$388,127	$1,960	$6,169,308
10.     Leases

Effective January 1, 2020, the Company adopted ASU 2016-02 Leases (Topic 842) and all subsequent ASU's that modified Topic 842, as explained in note 5, Summary of Significant Accounting Policies, Accounting Pronouncements Adopted. The Company's leases primarily relate to real estate property for branches and office space. At June 30, 2020, all of the Company's leases are classified as operating leases.

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

At June 30, 2020, the weighted average remaining lease term for operating leases was 7.8 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.26%.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

10.     Leases (continued)

The Company elected to account for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the three and six months ended June 30, 2020, operating and variable lease expenses totaled approximately $601,000 and $1.3 million, respectively.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and six months ended June 30, 2020. At June 30, 2020, the Company had no leases that had not yet commenced.

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

At June 30, 2020	Lease Payment Obligations
(In thousands)

2020	$2,076
2021	3,940
2022	3,636
2023	3,322
2024	2,597
Thereafter	8,548
Total undiscounted cash flows	24,119
Discount on cash flows	(2,227)
Total lease liability	$21,892

At December 31, 2019, operating lease commitments under lessee arrangements were $4.9 million, $4.5 million, $4.0 million, $3.5 million and $2.7 million for 2020 through 2024, respectively, and $5.0 million in aggregate for all years thereafter.

11.     Deposits

Deposits at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30,	December 31,
	2020	2019
	(In thousands)

Non-interest-bearing demand	$1,316,539	$958,442
Interest-bearing demand	1,926,019	1,720,383
Money market accounts	501,954	410,392
Savings and club deposits	652,555	543,480
Certificates of deposit	2,184,042	2,013,145
Total deposits	$6,581,109	$5,645,842

Included in the above balances at June 30, 2020 and December 31, 2019 are certificates of deposit obtained through brokers, totaling $26.4 million and $31.6 million that were acquired from Stewardship.

The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $1.2 billion and $1.1 billion, respectively, at June 30, 2020 and December 31, 2019. Interest expense on deposits for the three and six months ended June 30, 2020 and 2019 totaled $14.9 million and $15.3 million, and $31.7 million and $28.9 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

11.     Deposits (continued)

Scheduled maturities of certificates of deposit accounts at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30,	December 31,
	2020	2019
	(In thousands)

One year or less	$1,572,328	$1,293,613
After one year to two years	478,820	548,995
After two years to three years	61,513	142,458
After three years to four years	27,502	11,362
After four years	43,879	16,717
	$2,184,042	$2,013,145

12.    Stock Based Compensation

At the Company's annual meeting of stockholders held on June 6, 2019, stockholders approved the Columbia Financial, Inc. 2019 Equity Incentive Plan ("2019 Plan") which provides for the issuance of up to 7,949,996 shares (2,271,427 restricted stock awards and 5,678,569 stock options) of common stock.

On July 23, 2019, 1,419,131 shares of restricted stock were awarded, with a grant date fair value of $15.60 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. On December 16, 2019, 74,673 shares of restricted stock were awarded, with a grant date fair value of $17.00 per share. To fund the grant of restricted common stock, the Company reissued shares from treasury stock.

Restricted shares granted under the 2019 Plan generally vest in equal installments, over performance or service periods ranging from three to five years, beginning one year from the date of grant. A portion of restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight line basis over the requisite performance or service period. During the three and six months ended June 30, 2020, approximately $1.4 million and $2.8 million, respectively, in expense was recognized in regard to these awards. There was no restricted stock expense recorded during the three and six months ended June 30, 2019. The expected future compensation expense related to the 1,418,891 non-vested restricted shares outstanding at June 30, 2020 is approximately $17.1 million over a weighted average period of 3.6 years.

The following is a summary of the Company's restricted stock activity during the three and six months ended June 30, 2020:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Outstanding, January 1, 2020	1,420,012	$15.67
Forfeited	(881)	16.60
Outstanding, March 31, 2020	1,419,131	$15.67
Forfeited	(240)	15.60
Outstanding, June 30, 2020	1,418,891	$15.67

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

The expected life of the options represents the period of time that stock options are expected to be outstanding and is estimated using the simplified approach, which assumes that all outstanding options will be exercised at the midpoint of the vesting date and full contractual term. The risk-free rate of return is based on the rates on the grant date of a U.S. Treasury Note with a term equal to the expected option life. Since the Company recently became a public company and does not have sufficient historical price data, the expected volatility is based on the historical daily stock prices of a peer group of similar entities based on factors such as industry, stage of life cycle, size and financial leverage. The Company has not paid any cash dividends on its common stock.

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the three and six months ended June 30, 2020, approximately $804,200 and $1.6 million in expense was recognized in regard to these awards. There was no stock option expense recorded for the three and six months ended June 30, 2019. The expected future compensation expense related to the 3,771,690 non-vested options outstanding at June 30, 2020 is $13.1 million over a weighted average period of 4.1 years.

The following is a summary of the Company's option activity during the three and six months ended June 30, 2020:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2020	3,784,044	15.67	9.6	$4,812,490
Forfeited	(9,707)	15.60	—	—
Outstanding, March 31, 2020	3,774,337	15.67	9.3	$—
Forfeited	(2,647)	15.60	—	—
Outstanding, June 30, 2020	3,771,690	15.67	9.1	$—
Options exercisable at June 30, 2020	—	$—	—	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

There were no stock option exercises during the three and six months ended June 30, 2020 and 2019.

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

Net periodic benefit (income) cost for Pension Plan, RIM Plan, Post-retirement Plan and split-dollar life insurance arrangement plan benefits for the three and six months ended June 30, 2020 and 2019, includes the following components:

	For the Three Months Ended June 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2020	2019	2020	2019	2020	2019	2020	2019	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$1,937	$1,501	$67	$53	$99	$84	$120	$88	Compensation and employee benefits
Interest cost	2,031	2,194	102	116	171	207	131	114	Other non-interest expense
Expected return on plan assets	(5,737)	(4,727)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	14	14	Other non-interest expense
Net loss	781	765	99	61	77	37	113	62	Other non-interest expense
Net periodic (income) benefit cost	$(988)	$(267)	$268	$230	$347	$328	$378	$278

	For the Six Months Ended June 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2020	2019	2020	2019	2020	2019	2020	2019	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$3,874	$3,002	$134	$106	$198	$168	$226	$176	Compensation and employee benefits
Interest cost	4,062	4,388	204	232	342	414	245	228	Other non-interest expense
Expected return on plan assets	(11,474)	(9,454)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	28	28	Other non-interest expense
Net loss	1,562	1,530	198	122	154	74	226	124	Other non-interest expense
Net periodic (income) benefit cost	$(1,976)	$(534)	$536	$460	$694	$656	$725	$556

For the three and six months ended June 30, 2020, no contributions were made to the Pension Plan. The net periodic cost (income) for pension benefits, other post-retirement and split dollar life insurance benefits for the three and six months ended June 30, 2020 were calculated using the most recent available benefit valuations.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

13.    Components of Net Periodic Benefit Cost (continued)

Through the acquisition of Roselle, the Company acquired a non-contributory defined benefit supplemental executive retirement plan with the only participant being a former president of Roselle Bank. For the three and six months ended June 30, 2020 the Company recorded a net periodic benefit cost of $4,000 in connection with this plan.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis at June 30, 2020 and December 31, 2019.

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

Equity Securities, at Fair Value

The Company holds equity securities that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs. A trust preferred security that is not traded in an active market, and Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") preferred stock are considered Level 2 instruments. In addition, Level 2 instruments include Atlantic Community Bankers Bank ("ACCB") stock, which is based on redemption at par value and can only be sold to the issuing ACBB or another institution that holds ACBB or another institution that holds ACBB stock.

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at June 30, 2020 and December 31, 2019, by level within the fair value hierarchy:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.    Fair Value Measurements (continued)

	June 30, 2020
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$36,671	$36,671	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	1,056,228	—	1,056,228	—
Municipal obligations	1,887	—	1,887	—
Corporate debt securities	78,840	—	78,840	—
Trust preferred securities	4,299	—	4,299	—
Total debt securities available for sale	1,177,925	36,671	1,141,254	—
Equity securities	4,710	4,385	325	—
Derivative assets	—	—	—	—
	$1,182,635	$41,056	$1,141,579	$—

Derivative liabilities	$27,626	$—	$27,626	$—

	December 31, 2019
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$42,386	$42,386	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	979,881	—	979,881	—
Municipal obligations	2,284	—	2,284	—
Corporate debt securities	69,180	—	69,180	—
Trust preferred securities	4,605	—	4,605	—
Total debt securities available for sale	1,098,336	42,386	1,055,950	—
Equity securities	2,855	2,587	268
Derivative assets	185	—	185	—
	$1,101,376	$44,973	$1,056,403	$—

Derivative liabilities	$11,546	$—	$11,546	$—

There were no Level 3 assets measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.    Fair Value Measurements (continued)

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis at June 30, 2020 and December 31, 2019.

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at June 30, 2020 and December 31, 2019, by level within the fair value hierarchy:

	June 30, 2020
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Mortgage servicing rights	$443	$—	$—	$443
	$443	$—	$—	$443

	December 31, 2019
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$1,063	$—	$—	$1,063
Mortgage servicing rights	681	—	—	681
	$1,744	$—	$—	$1,744

At June 30, 2020, there were no impaired loans or real estate owned measured at fair value on a non-recurring basis.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.    Fair Value Measurements (continued)

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Mortgage servicing rights	$443	Estimated cash flow	Prepayment speeds and discount rates(3)	9.1% - 29.3%	17.4%

	December 31, 2019
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Impaired loans	$1,063	Estimated cash flow	Expected value of future cash flows (1)	—%	—%
Mortgage servicing rights	681	Estimated cash flow	Prepayment speeds and discount rates (2)	3.6% - 24.0%	12.7%

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.    Fair Value Measurements (continued)

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at June 30, 2020 and December 31, 2019:

	June 30, 2020
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$225,881	$225,881	$225,881	$—	$—
Debt securities available for sale	1,177,925	1,177,925	36,671	1,141,254	—
Debt securities held to maturity	273,997	289,836	—	289,836	—
Equity securities	4,710	4,710	4,385	325	—
Federal Home Loan Bank stock	57,843	57,843	—	57,843	—
Loans receivable, net	6,565,859	6,737,316	—	—	6,737,316

Financial liabilities:		—
Deposits	$6,581,109	$6,605,444	$—	$6,605,444	$—
Borrowings	1,129,979	1,143,380	—	1,143,380	—
Derivative liabilities	27,626	27,626	—	27,626	—

	December 31, 2019
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$75,547	$75,547	$75,547	$—	$—
Debt securities available for sale	1,098,336	1,098,336	42,386	1,055,950	—
Debt securities held to maturity	285,756	289,505	19,960	269,545	—
Equity securities	2,855	2,855	2,587	268	—
Federal Home Loan Bank stock	69,579	69,579	—	69,579	—
Loans receivable, net	6,135,857	6,219,008	—	—	6,219,008
Derivative assets	185	185	—	185	—

Financial liabilities:
Deposits	$5,645,842	$5,654,075	$—	$5,654,075	$—
Borrowings	1,407,022	1,411,962	—	1,411,962	—
Derivative liabilities	11,546	11,546	—	11,546	—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

15.    Other Comprehensive Income (Loss)

The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
	2020			2019
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gains on debt securities available for sale:	$8,041	$(1,689)	$6,352	$17,829	$(3,737)	$14,092
Accretion of unrealized gain on debt securities reclassified as held to maturity	(2)	—	(2)	(2)	—	(2)
Reclassification adjustment for gains included in net income	—	—	—	339	(79)	260
	8,039	(1,689)	6,350	18,166	(3,816)	14,350
Derivatives:
Unrealized (loss) on swap contracts accounted for as cash flow hedges	(945)	195	(750)	(5,920)	1,244	(4,676)
	(945)	195	(750)	(5,920)	1,244	(4,676)

Employee benefit plans:
Amortization of prior service cost included in net income	(14)	3	(11)	(14)	3	(11)
Reclassification adjustment of actuarial net gain included in net income	(1,071)	226	(845)	(925)	194	(731)
Change in funded status of retirement obligations	2,170	(456)	1,714	(5,610)	1,179	(4,431)
	1,085	(227)	858	(6,549)	1,376	(5,173)
Total other comprehensive income	$8,179	$(1,721)	$6,458	$5,697	$(1,196)	$4,501

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

15.    Other Comprehensive Income (Loss) (continued)

	For the Six Months Ended June 30,
	2020			2019
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gains on debt securities available for sale:	$32,425	$(6,806)	$25,619	$29,595	$(6,208)	$23,387
Accretion of unrealized gain on debt securities reclassified as held to maturity	5	(1)	4	11	(3)	8
Reclassification adjustment for gains included in net income	370	(81)	289	465	(105)	360
	32,800	(6,888)	25,912	30,071	(6,316)	23,755
Derivatives:
Unrealized (loss) on swap contracts accounted for as cash flow hedges	(15,306)	3,207	(12,099)	(9,440)	1,984	(7,456)
	(15,306)	3,207	(12,099)	(9,440)	1,984	(7,456)

Employee benefit plans:
Amortization of prior service cost included in net income	(28)	6	(22)	(28)	6	(22)
Reclassification adjustment of actuarial net (loss) included in net income	(2,142)	450	(1,692)	(1,849)	388	(1,461)
Change in funded status of retirement obligations	4,340	(911)	3,429	(4,672)	982	(3,690)
	2,170	(455)	1,715	(6,549)	1,376	(5,173)
Total other comprehensive income	$19,664	$(4,136)	$15,528	$14,082	$(2,956)	$11,126

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

15.    Other Comprehensive Income (Loss) (continued)

The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
	2020				2019
	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) Gains on Debt Securities Available for Sale	Unrealized Gains on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$28,875	$(19,823)	$(68,717)	$(59,665)	$(4,369)	$(4,786)	$(56,665)	$(65,820)
Current period changes in other comprehensive income (loss)	6,350	(750)	858	6,458	14,350	(4,676)	(5,173)	4,501
Total other comprehensive income (loss)	$35,225	$(20,573)	$(67,859)	$(53,207)	$9,981	$(9,462)	$(61,838)	$(61,319)

	For the Six Months Ended June 30,
	2020				2019
	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) Gains on Debt Securities Available for Sale	Unrealized Gains on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$9,313	$(8,474)	$(69,574)	$(68,735)	$(13,226)	$(2,006)	$(56,665)	$(71,897)
Effect of adoption of ASU 2016-01	—	—	—	—	(548)	—	—	(548)
Balance at January 1,	9,313	(8,474)	(69,574)	(68,735)	(13,774)	(2,006)	(56,665)	(72,445)
Current period changes in other comprehensive income (loss)	25,912	(12,099)	1,715	15,528	23,755	(7,456)	(5,173)	11,126
Total other comprehensive income (loss)	$35,225	$(20,573)	$(67,859)	$(53,207)	$9,981	$(9,462)	$(61,838)	$(61,319)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

15.    Other Comprehensive Income (Loss) (continued)

The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the three and six months ended June 30, 2020 and 2019:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Three Months Ended June 30,		Affected Line Items in the Consolidated Statements of Income
	2020	2019
	(In thousands)

Reclassification adjustment for gains included in net income	$—	$339	Gain on securities transactions
Reclassification adjustment of actuarial net (loss) included in net income	(1,071)	(925)	Other non-interest expense
Total before tax	(1,071)	(586)
Income (tax) benefit	226	115
Net of tax	$(845)	$(471)

	Accumulated Other Comprehensive Income (Loss) Components
	For the Six Months Ended June 30,		Affected Line Items in the Consolidated Statements of Income
	2020	2019
	(In thousands)

Reclassification adjustment for gains included in net income	$370	$465	Gain on securities transactions
Reclassification adjustment of actuarial net (loss) included in net income	(2,142)	(1,849)	Other non-interest expense
Total before tax	(1,772)	(1,384)
Income (tax) benefit	369	283
Net of tax	$(1,403)	$(1,101)

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

Currency Forward Contracts. At June 30, 2020 and December 31, 2019, the Company had no currency forward contracts in place with commercial banking customers.

Interest Rate Swaps. At June 30, 2020, the Company had interest rate swaps in place with 23 commercial banking customers executed by offsetting interest rate swaps with third parties, with an aggregated notional amount of $171.3 million. At December 31, 2019, the Company had interest rate swaps in place with 22 commercial banking customers executed by offsetting interest rate swaps with third parties, with an aggregated notional amount of $169.9 million. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

At June 30, 2020 and December 31, 2019, the Company had 34 and 29 interest rate swaps with notional amounts of $475.0 million and $410.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the hedge accounting requirements.

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For the three and six months ended June 30, 2020 and 2019, the Company did not record any hedge ineffectiveness associated with these contracts.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

16.     Derivatives and Hedging Activities (continued)

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$—	Other Liabilities	$27,626
Total derivative instruments		$—		$27,626

	December 31, 2019
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$185	Other Liabilities	$11,546
Total derivative instruments		$185		$11,546

For the three months ended June 30, 2020 and 2019, losses of $24,000 and $146,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties. For the six months ended June 30, 2020 and 2019, losses of $450,000 and $213,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties.

At June 30, 2020 and December 31, 2019, accrued interest was $846,000 and $344,000, respectively.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

At June 30, 2020, the termination value of derivatives in a net liability position, which includes accrued interest, was $28.5 million. The Company has collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $49.9 million against its obligations under these agreements.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

17.     Revenue Recognition (continued)

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$620	$1,051	$1,919	$2,010
Title insurance fees	996	1,099	2,227	2,140
Other non-interest income	1,527	1,214	2,944	2,274
Total in-scope non-interest income	3,143	3,364	7,090	6,424
Total out-of-scope non-interest income	3,865	3,411	6,309	6,388
Total non-interest income	$7,008	$6,775	$13,399	$12,812

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

19.    Subsequent Events

The Company has evaluated events subsequent to June 30, 2020 and through the financial statement issuance date of August 10, 2020. The Company has not identified any material subsequent events that would require adjustment or disclosure in the consolidated financial statements.

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

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total assets increased $774.5 million, or 9.5%, to $9.0 billion at June 30, 2020 from $8.2 billion at December 31, 2019. The increase in total assets was primarily attributable to increases in cash and cash equivalents of $150.3 million, debt securities available for sale of $79.6 million, loans receivable, net, of $430.0 million, bank-owned life insurance of $20.2 million, goodwill and intangible assets of $24.1 million and other assets of $71.4 million.

Cash and cash equivalents increased $150.3 million, or 199.0% to $225.9 million at June 30, 2020 from $75.5 million at December 31, 2019. The increase was primarily attributable to $155.2 million in cash acquired due to the Roselle merger, higher prepayments of loans and strong growth in deposits, partially offset by $53.4 million in repurchases of common stock under our stock repurchase program.

Debt securities available for sale increased $79.6 million, or 7.2%, to $1.2 billion at June 30, 2020 from $1.1 billion at December 31, 2019. The increase was attributable to $51.5 million of investments acquired in the Roselle merger, purchases of $111.1 million in mortgage-backed securities, partially offset by maturities and calls of $12.4 million in U.S. agency obligations and municipal securities, repayments of $82.4 million, and sales of $20.8 million. The gross unrealized gain on debt securities available for sale increased by $32.8 million during the six months ended June 30, 2020.

Loans receivable, net, increased $430.0 million, or 7.0%, to $6.6 billion at June 30, 2020 from $6.1 billion at December 31, 2019. The increase included $171.6 million of loans which were acquired due to the Roselle merger mainly consisting of one-to-four family real estate loans. The increases in one-to-four family real estate loans, construction and commercial business loans of $87.1 million, $27.4 million, and $416.3 million, respectively, were partially offset by decreases in multifamily and commercial real estate and home equity loans and advances of $46.0 million and $28.3 million, respectively. A significant portion of the increase in commercial business loans included loans granted as part of the SBA Paycheck Protection Program, which totaled $467.0 million at June 30, 2020. The allowance for loan loss balance increased $12.3 million to $74.0 million at June 30, 2020 from $61.7 million at December 31, 2019, which was primarily attributable to consideration of the deterioration of economic conditions and loan performance due to the ongoing COVID-19 pandemic, resulting from increases to qualitative factors. The current allowance for loan losses was calculated utilizing the existing incurred loss methodology.

Bank-owned life insurance increased $20.2 million, or 9.5%, to $231.6 million at June 30, 2020 from $211.4 million at December 31, 2019. The increase was primarily attributable to $17.2 million acquired in connection with the Roselle merger.

Goodwill and intangible assets increased $24.1 million, or 35.1%, to $92.6 million at June 30, 2020 from $68.6 million at December 31, 2019. The increase was primarily attributable to $23.8 million in goodwill recorded in connection with the Roselle merger.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other assets increased $71.4 million, or 49.0%, to $217.1 million at June 30, 2020 from $145.7 million at December 31, 2019. The increase in other assets consisted of a $20.8 million balance of a right-of-use asset recognized in connection with the adoption of Accounting Standards Update ("ASU") 2016-02-Leases, a $31.5 million increase in the collateral balance related to our swap agreement obligations, and a $17.2 million increase in interest rate swap fair value adjustments.

Total liabilities increased $716.0 million, or 9.9%, to $7.9 billion at June 30, 2020 from $7.2 billion at December 31, 2019. The increase was primarily attributable to an increase in total deposits of $935.3 million, or 16.6%, and an increase in accrued expenses and other liabilities of $56.6 million, or 48.0%, partially offset by a decrease in borrowings of $277.0 million, or 19.7%. The increase in total deposits was primarily driven by $333.2 million in deposits assumed due to the Roselle merger and increases in non-interest-bearing and interest-bearing demand deposits of $358.1 million and $205.6 million, respectively, which were mainly related to borrowers depositing funds received from SBA PPP loans into their business accounts. Money market accounts, savings and club deposits, and certificates of deposits also increased $91.6 million, $109.1 million and $170.9 million, respectively, during the period. The increase in accrued expenses and other liabilities consisted of a $21.9 million balance of the lease liability recognized in connection with the adoption of ASU 2016-02-Leases, and a $32.9 million increase in interest rate swap liabilities. The decrease in borrowings was primarily driven by maturing long-term borrowings of $116.5 million and a net decrease in short-term borrowings of $287.8 million, partially offset by new long-term borrowings of $90.0 million and $ 37.7 million in borrowings assumed from Roselle.

Total stockholders’ equity increased $58.5 million, or 6.0%, to $1.0 billion at June 30, 2020 from $982.5 million at December 31, 2019. The net increase was primarily attributable to net income of $21.9 million, an increase in additional capital of $68.5 million due to the issuance of 4,759,048 shares of Company common stock to Columbia Bank MHC related to the Roselle merger, and improved fair values on debt securities within our available for sale portfolio of $25.9 million, partially offset by the repurchase of approximately 3,456,200 shares of common stock totaling $53.4 million under our stock repurchase program. The repurchases under the stock repurchase program were completed in April 2020.

Comparison of Results of Operations for the Quarter Ended June 30, 2020 and June 30, 2019

Net income of $15.1 million was recorded for the quarter ended June 30, 2020, an increase of $3.1 million, or 25.5%, compared to net income of $12.0 million for the quarter ended June 30, 2019. The increase in net income was primarily attributable to a $15.0 million increase in net interest income and a $233,000 increase in non-interest income, partially offset by a $5.6 million increase in the provision for loan losses, a $5.6 million increase in non-interest expense and a $969,000 increase in income tax expense.
Net interest income was $55.9 million for the quarter ended June 30, 2020, an increase of $15.0 million, or 36.8%, from $40.8 million for the quarter ended June 30, 2019. The increase in net interest income was primarily attributable to a $12.9 million increase in interest income coupled with a $2.2 million decrease in interest expense. The increase in interest income for the quarter ended June 30, 2020 was largely due to increases in the average balances on loans, securities and other interest-earning assets, which was the result of internal growth and the acquisitions of Stewardship and Roselle, partially offset by decreases in the average yields on these assets. Prepayment penalties, which are included in interest income on loans, totaled $964,000 for the quarter ended June 30, 2020 compared to $155,000 for the quarter ended June 30, 2019.

The average yield on loans for the quarter ended June 30, 2020 decreased 18 basis points to 3.96%, as compared to 4.14% for the quarter ended June 30, 2019, while the average yield on securities for the quarter ended June 30, 2020 decreased 33 basis points to 2.56%, as compared to 2.89% for the quarter ended June 30, 2019. The average yield on other interest-earning assets for the quarter ended June 30, 2020 decreased 324 basis points to 2.95%, as compared to 6.19% for the quarter ended June 30, 2019. Decreases in the average yields on these portfolios for the quarter ended June 30, 2020 were influenced by the lower interest rate environment as the Federal Reserve reduced interest rates by 75 basis points in the third and fourth quarters of 2019, and in response to COVID-19, reduced interest rates again by 150 basis points in March 2020.

Total interest expense was $19.7 million for the quarter ended June 30, 2020, a decrease of $2.2 million, or 9.9%, from $21.9 million for the quarter ended June 30, 2019. The decrease in interest expense was primarily attributable to a 41 basis point decrease in the average cost of interest-bearing deposits which more than offset the impact from the increase in the average balance of deposits. The decrease in the cost of deposits was driven by both an inflow of lower costing deposits and the repricing of existing deposits at a significantly reduced rate. Interest on borrowings decreased $1.8 million due to a decrease in the average balance of borrowings coupled with an 84 basis point decrease in the cost of these borrowings due to a lower interest rate environment.

The Company's net interest margin for the quarter ended June 30, 2020 increased 20 basis points to 2.73%, when compared to 2.53% for the quarter ended June 30, 2019. The weighted average yield on interest-earning assets decreased 20 basis points to 3.69% for the quarter ended June 30, 2020 as compared to 3.89% for the quarter ended June 30, 2019. The average cost of interest-bearing liabilities

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decreased 51 basis points to 1.25% for the quarter ended June 30, 2020 as compared to 1.76% for the quarter ended June 30, 2019. The decrease in yields and costs for the quarter ended June 30, 2020 were largely driven by a lower interest rate environment. The net interest margin increased for the quarter as the cost of interest-bearing liabilities repriced lower more rapidly than the yields on interest-earning assets.

The provision for loan losses was $5.7 million for the quarter ended June 30, 2020, an increase of $5.6 million, from $112,000 for the quarter ended June 30, 2019. The increase was primarily attributable to consideration of the deterioration of economic conditions and loan performance due to the ongoing COVID-19 pandemic, which resulted in increases to qualitative factors.

Non-interest income was $7.0 million for the quarter ended June 30, 2020, an increase of $233,000, or 3.4%, from $6.8 million for the quarter ended June 30, 2019. The increase was primarily attributable to increases in the change in fair value of equity securities of $572,000, gain on sale of loans of $599,000 and other non-interest income of $728,000, partially offset by decreases in demand deposit account fees of $431,000, income from loan fees and service charges of $967,000 and gains on securities transactions of $339,000. The increase in other non-interest income consists of increases in ATM, check card and wealth management related activities. Demand deposit account fees and loan fees and service charges were lower due to the decrease in fees related to customer swaps and the impact of the COVID-19 pandemic, which resulted in higher fee waivers as well as customers carrying higher deposit balances related to government stimulus programs.

Non-interest expense was $37.4 million for the quarter ended June 30, 2020, an increase of $5.6 million, or 17.6%, from $31.8 million for the quarter ended June 30, 2019. The increase was primarily attributable to an increase in compensation and employee benefits expense of $4.9 million, an increase in occupancy expense of $877,000 and an increase in other non-interest expense of $860,000, partially offset by a decrease of $943,000 in advertising expense. The increase in compensation and employee benefits expense was primarily attributable to an increase of $2.2 million in expense recorded in connection with grants made under the Company's 2019 Equity Incentive Plan and an increase in expense due to a larger number of employees in the 2020 period, which included continuing employees of Stewardship and Roselle. During the quarter ended June 30, 2020, the Bank implemented a Voluntary Early Retirement Program which offers early retirement incentives for qualified employees. Employees may elect to retire during the third quarter of 2020 if they meet criteria established under the existing Columbia Bank Retirement Plan, with additional incentives under the program. There have been no expenses related to this program recorded through June 30, 2020, although management anticipates approximately $3.0 million in additional compensation and employee benefits expense related to this program in the third quarter. The increase in occupancy expense was primarily the result of an increase in the number of branch offices acquired from Stewardship and Roselle. In light of our focus during the pandemic of delivering our services digitally, the Bank plans to temporarily suspend de novo branching activities with an increased focus of enhancing digital capabilities. The increase in other non-interest expense includes $1.3 million related to interest rate swap transactions.

Income tax expense was $4.6 million for the quarter ended June 30, 2020, an increase of $1.0 million, as compared to $3.6 million for the quarter ended June 30, 2019. The increase in tax expense is attributable to higher pretax income during the quarter. The Company's effective tax rate was 23.4% and 23.2% for the quarters ended June 30, 2020 and 2019, respectively.

Results of Operations for the Six Months Ended June 30, 2020 and June 30, 2019
Net income of $21.9 million was recorded for the six months ended June 30, 2020, a decrease of $5.1 million, or 18.9%, compared to net income of $27.0 million for the six months ended June 30, 2019. The decrease in net income was primarily attributable to a $14.8 million increase in provision for loan losses and a $14.6 million increase in non-interest expense, partially offset by a $23.3 million increase in net interest income and a $587,000 increase in non-interest income.

Net interest income was $106.6 million for the six months ended June 30, 2020, an increase of $23.3 million, or 28.1%, from $83.2 million for the six months ended June 30, 2019. The increase in net interest income was primarily attributable to a $24.7 million increase in interest income and a $1.3 million increase in interest expense. The increase in interest income for the six months ended June 30, 2020 was largely due to increases in the average balances on loans, securities and other interest-earning assets, which were the result of internal growth and the acquisitions of Stewardship and Roselle, partially offset by decreases in the average yields on these assets. Prepayment penalties, which are included in interest income on loans, totaled $1.6 million for the six months ended June 30, 2020 compared to $877,000 for the six months ended June 30, 2019.

The average yield on loans for the six months ended June 30, 2020 decreased 15 basis points to 4.05%, as compared to 4.20% for the six months ended June 30, 2019, while the average yield on securities for the six months ended June 30, 2020 decreased 27 basis points to 2.64%, as compared to 2.91% for the six months ended June 30, 2019. The average yield on other interest-earning assets for

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the six months ended June 30, 2020 decreased 259 basis points to 3.81%, as compared to 6.40% for the six months ended June 30, 2019. Decreases in the average yields on these portfolios for the six months ended June 30, 2020 were influenced by the lower interest rate environment.

Total interest expense was $43.7 million for the six months ended June 30, 2020, an increase of $1.3 million, or 3.09%, from $42.4 million for the six months ended June 30, 2019. The increase in interest expense on interest-bearing deposits was primarily attributable to a $1.1 billion increase in average balances, partially offset by a 22 basis point decrease in the average cost of interest-bearing deposits. The decrease in the cost of deposits was driven by both an inflow of lower costing deposits and the repricing of existing deposits at a significantly reduced rate. Interest on borrowings decreased $1.5 million due to a 60 basis point decrease in the cost of these borrowings due to a lower interest rate environment, which was partially offset by an increase in the average balance of borrowings.

The Company's net interest margin for the six months ended June 30, 2020 increased 8 basis points to 2.69%, when compared to 2.61% for the six months ended June 30, 2019. The weighted average yield on interest-earning assets decreased 15 basis points to 3.80% for the six months ended June 30, 2020 as compared to 3.95% for the six months ended June 30, 2019. The average cost of interest-bearing liabilities decreased 31 basis points to 1.41% for the six months ended June 30, 2020 as compared to 1.72% for the six months ended June 30, 2019. The decrease in yields and costs for the six months ended June 30, 2020 were largely driven by a lower interest rate environment. The net interest margin increased for the six months ended June 30, 2020 as the cost of interest-bearing liabilities repriced lower more rapidly than the yields on interest-earning assets.

The provision for loan losses was $15.3 million for the six months ended June 30, 2020, an increase of $14.8 million, from $548,000 for the six months ended June 30, 2019. The increase was primarily attributable to consideration of the deterioration of economic conditions and loan performance due to the ongoing COVID-19 pandemic, which resulted in increases to qualitative factors.

Non-interest income was $13.4 million for the six months ended June 30, 2020, an increase of $587,000, or 4.6%, from $12.8 million for the six months ended June 30, 2019. The increase was primarily attributable to increases in gain on sale of loans of $1.2 million and other non-interest income of $441,000, partially offset by decreases in loan fees and service charges of $1.1 million and a change in fair value of equity securities of $188,000. The increase in gain on sale of loans is due to increased activities related to loan sales, and the increase in other non-interest income consists of increases in ATM, check card and wealth management related activities. Loan fees and service charges were lower due to the decrease in fees related to customer swaps, and the impact of the COVID-19 pandemic which resulted in higher fee waivers.

Non-interest expense was $76.0 million for the six months ended June 30, 2020, an increase of $14.6 million, or 23.7%, from $61.4 million for the six months ended June 30, 2019. The increase was primarily attributable to an increase in compensation and employee benefits expense of $9.8 million, occupancy expense of $1.8 million and other non-interest expense of $3.2 million. The increase in compensation and employee benefits expense was primarily attributable to an increase of $4.4 million in expense recorded in connection with grants made under the Company's 2019 Equity Incentive Plan and an increase in expense due to a larger number of employees in the 2020 period, which included continuing employees of Stewardship and Roselle. As noted above, during the period ended June 30, 2020, the Bank implemented a Voluntary Early Retirement Program for qualified employees. There have been no expenses related to this program recorded through June 30, 2020, although management anticipates approximately $3.0 million in additional compensation and employee benefits expense related to this program in the third quarter. The increase in occupancy expense was primarily the result of an increase in the number of branch offices acquired from Stewardship and Roselle, and the increase in other non-interest expense was due to losses of $1.3 million recorded in connection with the branch consolidation resulting from the Stewardship merger and includes $2.2 million related to interest rate swap transactions. In light of our focus during the pandemic of delivering our services digitally, the Bank plans to temporarily suspend de novo branching activities with an increased focus on enhancing digital capabilities.

Asset Quality

The Company's non-performing loans at June 30, 2020 totaled $13.5 million, or 0.20% of total gross loans, as compared to $6.7 million, or 0.11% of total gross loans, at December 31, 2019. The $6.8 million increase in non-performing loans was primarily attributable to increases of $3.4 million in one-to-four family real estate loans, $1.7 million in multifamily and commercial real estate loans and $1.8 million in commercial business loans. The increase in non-performing one-to-four family real estate loans was due to an increase in the number of loans from 10 non-performing loans at December 31, 2019 to 27 non-performing loans at June 30, 2020. The increase in multifamily and commercial real estate loans was due to an increase in the number of loans from seven non-performing loans at December 31, 2019 to 12 non-performing loans at June 30, 2020. The increase in non-performing commercial business loans included the addition of a $1.1 million commercial loan during the period. Non-performing assets as a percentage of total assets totaled 0.15% at June 30, 2020 as compared to 0.08% at December 31, 2019.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter ended June 30, 2020, net charge-offs totaled $2.9 million as compared to $480,000 for the quarter ended June 30, 2019. For the six months ended June 30, 2020, net charge-offs totaled $3.0 million as compared to $487,000 for the six months ended June 30, 2019. The increase in net charge-offs during the three and six month periods was primarily attributable to a $2.8 million charge-off of one commercial business loan.

The Company's allowance for loan losses was $74.0 million, or 1.12% of total loans, at June 30, 2020, compared to $61.7 million, or 1.00% of total loans, at December 31, 2019. The increase in the allowance for loan losses is primarily attributable to consideration of economic conditions and loan performance due to the ongoing COVID-19 pandemic which resulted in increases to qualitative factors and, to a lesser extent, due to the growth in the Bank's loan portfolio.

COVID-19
Through June 30, 2020, the Company granted $768.0 million of commercial loan modification requests with respect to multifamily, commercial, and construction real estate loans, and $195.0 million of consumer-related loan modification requests with respect to one-to-four family real estate loans and home equity loans and advances from our customers affected by the COVID-19 pandemic. These short-term loan modifications will be treated in accordance with Section 4013 of the CARES Act and will not be treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, these loans will continue to accrue interest and will not be tested for impairment during the short-term modification period. Commercial loan modification requests include various industries and property types. The following table is a summary of loan modifications that have not begun to remit full payment as of July 21, 2020:

	Balance at July 21, 2020	Percent of Total Loans at June 30, 2020
	(Dollars in thousands)
Real estate loans:
One-to-four family	$73,502	3.40%
Multifamily and commercial	447,925	15.59%
Construction	13,525	4.14%
Commercial business loans	34,059	3.79%
Home equity loans and advances	8,427	2.34%
Total loans	$577,438	8.72%
At July 21, 2020, $248.0 million of the commercial loans in the above table are remitting partial payments and $162.0 million were granted an additional deferral period.

At June 30, 2020, the Company had originated 2,284 loans for $467.0 million under the SBA Paycheck Protection Program. Approximately eighty-one percent of the total number of loans granted have original balances of $250,000 or less.

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

change. Management regularly reviews loss experience within the portfolio and monitors current economic conditions and other factors related to the collectability of the loan portfolio. As previously mentioned, the Company elected to defer the adoption of the CECL methodology permitted by the recently enacted CARES Act. The Company will adopt CECL at the earlier of December 31, 2020 or when the national emergency concerning the COVID-19 outbreak has concluded.

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

We assessed the impact of the pandemic on the Company’s financial condition, including its determination of the allowance for loan losses as of June 30, 2020. As part of that assessment, the Company considered the effects of the pandemic on economic conditions such as increasing unemployment rates and the shut-down of all non-essential businesses. The Company also analyzed the impact of COVID-19 on its primary market as well as the impact on the Company’s market sectors and its specific customers. As part of its estimation of an adjustment to the allowance due to COVID-19, the Company identified those market sectors or industries that were more likely to be affected, such as hospitality, transportation and outpatient care centers. To determine the potential impact on the Company’s customers, management considered significant revenue declines in a borrower’s business as well as reductions in its operating cash flows and the

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

impact on their ability to repay their loans, and estimated the probability of default and loss-given-default for the various loan categories at June 30, 2020 and assigned a weighting to each scenario. Based on this analysis, management estimated the potential impact resulting from COVID-19, and the adjustment to the allowance that was necessary as of June 30, 2020. During March 2020, management also established an additional qualitative loss factor solely related to the impact of COVID-19 in the calculation. As a result of management’s assessments, the Bank recorded an additional loan loss provision of $5.7 million for the quarter ended June 30, 2020. However, during this period of great uncertainty, the full impact of COVID-19 on the Company’s borrowers is likely to be felt over the next several quarters. As such, future adjustments to the allowance may be required.

The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Based on all available evidence, a valuation allowance was established for the portion of the state tax benefit that is not more likely than not to be realized. At June 30, 2020 and December 31, 2019, the Company's net deferred tax assets totaled $8.4 million and $10.4 million, respectively, which included a valuation allowance totaling $7.3 million and $7.4 million, respectively.

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

The table below sets forth, as of June 30, 2020, Columbia Bank's net portfolio value, the estimated changes in our net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and its subsidiaries only and does not include any assets of the Company.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
(Dollars in thousands)	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
Change in Interest Rates (Basis Points)
+300	$221,423	$7,832	3.67%	$990,657	11.81%	(9.84)%
+200	219,784	6,193	2.90	1,047,184	12.12	(4.69)
+100	216,647	3,056	1.43	1,083,445	12.18	(1.39)
Base	213,591	—	—	1,098,769	12.00	—
-100	206,649	(6,942)	(3.25)	1,059,439	11.28	(3.58)

As of June 30, 2020, based on the scenarios above, net interest income would increase by approximately 2.90% if rates were to rise 200 basis points, and would decrease by 3.25% if rates were to decrease 100 basis points over a one-year time horizon.

Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of June 30, 2020, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 4.69%. If rates were to decrease 100 basis points, the model forecasts a 3.58% decrease in the NPV.

Overall, our June 30, 2020 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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

Capital Resources. The Company and its subsidiary Bank are subject to various regulatory capital requirements administered by the federal banking regulators, including a risk-based capital measure. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the Office of the Comptroller of the Currency (the "OCC") has similar requirements for the Company's subsidiary bank. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's Consolidated Statements of Financial Condition. Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer capital requirement was fully phased in on January 1, 2019. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of June 30, 2020 and December 31, 2019, each of the Company and the Bank exceeded all capital adequacy requirements to which it is subject.

The following table presents the Company's and the Bank's actual capital amounts and ratios as of June 30, 2020 and December 31, 2019 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At June 30, 2020:
Total capital (to risk-weighted assets)	$1,092,838	18.22%	$479,760	8.00%	$629,685	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,006,951	16.79%	359,820	6.00%	509,745	8.50%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	999,734	16.67%	269,865	4.50%	419,790	7.00%	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,006,951	11.56%	348,535	4.00%	348,535	4.00%	N/A	N/A

At December 31, 2019:
Total capital (to risk-weighted assets)	$1,061,555	17.25%	$492,438	8.00%	$646,324	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	988,172	16.05	369,328	6.00	523,215	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	980,995	15.94	276,996	4.50	430,883	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	988,172	12.92	305,824	4.00	305,824	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank	(In thousands, except ratio data)
At June 30, 2020:
Total capital (to risk-weighted assets)	$926,380	15.58%	$475,689	8.00%	$624,342	10.50%	$594,611	10.00%
Tier 1 capital (to risk-weighted assets)	852,093	14.33	356,767	6.00	505,420	8.50	475,689	8.00
Common equity tier 1 capital (to risk-weighted assets)	852,093	14.33	267,575	4.50	416,228	7.00	386,497	6.50
Tier 1 capital (to adjusted total assets)	852,093	9.79	348,116	4.00	348,116	4.00	435,145	5.00

At December 31, 2019:
Total capital (to risk-weighted assets)	$844,664	14.25%	$474,125	8.00%	$622,290	10.50%	$592,657	10.00%
Tier 1 capital (to risk-weighted assets)	782,881	13.21	355,594	6.00	503,758	8.50	474,125	8.00
Common equity tier 1 capital (to risk-weighted assets)	782,881	13.21	266,696	4.50	414,860	7.00	385,227	6.50
Tier 1 capital (to adjusted total assets)	782,881	10.25	305,423	4.00	305,423	4.00	381,779	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2020. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission. Except as set forth below, as of June 30, 2020 the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K.

The widespread outbreak of the novel coronavirus ("COVID-19") has adversely affected, and will likely continue to adversely affect, our business, financial condition, and results of operations. Moreover, the longer the pandemic persists, the more material the ultimate effects are likely to be.

The COVID-19 pandemic is negatively impacting economic and commercial activity and financial markets, both globally and within the United States. In our market area, stay-at-home orders and travel restrictions - and similar orders imposed across the United States to restrict the spread of COVID-19 - resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and mass layoffs and furloughs. Local jurisdictions have subsequently lifted stay-at-home orders and moved to phased reopening of businesses, although capacity restrictions and health and safety recommendations that encourage continued physical distancing and teleworking have limited the ability of businesses to return to pre-pandemic levels of activity.

We have implemented business continuity plans and continue to provide financial services to clients, while taking health and safety measures such as transitioning most in-person customer transactions to our drive-thru facilities and limiting access to the interior of our facilities, frequent cleaning of our facilities, and using a remote workforce where possible. Despite these safeguards, we may nonetheless experience business disruptions.

The COVID-19 pandemic has negatively affected our business and is likely to continue to do so. However, the extent to which COVID-19 will negatively affect our business is unknown and will depend on the geographic spread of the virus, the overall severity of the disease, the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. The longer the pandemic persists, the more material the ultimate effects are likely to be.

The continued spread of COVID-19 and the efforts to contain the virus, including stay-at-home orders and travel restrictions, could:

•
cause changes in consumer and business spending, borrowing and savings habits, which may affect the demand for loans and other products and services we offer, as well as the creditworthiness of potential and current borrowers;

•
cause our borrowers to be unable to meet existing payment obligations, particularly those borrowers that may be disproportionately affected by business shut downs and travel restrictions, such as those operating in the travel, lodging, retail, and entertainment industries, resulting in increases in loan delinquencies, problem assets, and foreclosures;

•	cause the value of collateral for loans, especially real estate, to decline in value;

•	reduce the availability and productivity of our employees;

•	require us to increase our allowance for loan losses;

•	cause our vendors and counterparties to be unable to meet existing obligations to us;

•	negatively impact the business and operations of third party service providers that perform critical services for our business;

•	impede our ability to close mortgage loans, if appraisers and title companies are unable to perform their functions;

•	cause the value of our securities portfolio to decline; and

•	cause the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us.

Any one or a combination of the above events could have a material, adverse effect on our business, financial condition, and results of operations.

Moreover, our success and profitability is substantially dependent upon the management skills of our executive officers, many of whom have held officer positions with us for many years. The unanticipated loss or unavailability of key employees due to COVID-19 could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may cause additional harm to our business. Decreases in short-term interest rates, such as those announced by the Federal Reserve during the first fiscal quarter of 2020, have a negative impact on our results, as we have certain assets and liabilities that are sensitive to changes in interest rates.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of the Company's common stock during the quarter ended June 30, 2020:

Period	Total Number of Shares (3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2020	899,314	$14.46	899,074	—
May 1 - 31, 2020	—	—	—	—
June 1 - 30, 2020	—	—	—	—
Total	899,314	14.46	899,074

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

(3) During the three months ended June 30, 2020, 240 shares were repurchased pursuant to forfeitures related to the 2019 Equity Incentive Plan and not as part of our share repurchase program.

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

101.
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2020, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

Columbia Financial, Inc.

Date:	August 10, 2020	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2020	/s/Dennis E. Gibney
Dennis E. Gibney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)