Form 10-Q
period 2020-09-30
Columbia Financial, Inc.
filed 2020-11-09
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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
☐ Yes ☒ No

As of November 6, 2020, there were 112,655,544 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets	(Unaudited)

Cash and due from banks	$265,737	$75,420
Short-term investments	159	127
Total cash and cash equivalents	265,896	75,547

Debt securities available for sale, at fair value	1,245,300	1,098,336
Debt securities held to maturity, at amortized cost (fair value of $288,439 and $289,505 at September 30, 2020 and December 31, 2019, respectively)	272,712	285,756
Equity securities, at fair value	4,706	2,855
Federal Home Loan Bank stock	53,416	69,579
Loans held-for-sale, at fair value	4,146	—

Loans receivable	6,468,845	6,197,566
Less: allowance for loan losses	76,133	61,709
Loans receivable, net	6,392,712	6,135,857

Accrued interest receivable	31,252	22,092
Office properties and equipment, net	76,853	72,967
Bank-owned life insurance	233,127	211,415
Goodwill and intangible assets	92,506	68,582
Other assets	192,847	145,708
Total assets	$8,865,473	$8,188,694

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$6,629,648	$5,645,842
Borrowings	1,015,210	1,407,022
Advance payments by borrowers for taxes and insurance	34,254	35,507
Accrued expenses and other liabilities	169,031	117,806
Total liabilities	7,848,143	7,206,177

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 122,037,793 shares issued and 114,415,010 shares outstanding at September 30, 2020, and 117,278,745 shares issued and 113,765,387 outstanding at December 31, 2019	1,220	1,173
Additional paid-in capital	607,735	531,667
Retained earnings	652,430	615,481
Accumulated other comprehensive loss	(87,929)	(68,735)
Treasury stock, at cost; 7,622,783 shares at September 30, 2020 and 3,513,358 shares at December 31, 2019	(115,580)	(54,950)
Common stock held by the Employee Stock Ownership Plan	(39,862)	(41,564)
Stock held by Rabbi Trust	(1,814)	(1,520)
Deferred compensation obligations	1,130	965
Total stockholders' equity	1,017,330	982,517
Total liabilities and stockholders' equity	$8,865,473	$8,188,694

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:	(Unaudited)
Loans receivable	$63,258	$53,594	192,511	157,563
Debt securities available for sale and equity securities	7,034	7,736	21,654	23,295
Debt securities held to maturity	1,749	2,068	5,807	6,090
Federal funds and interest earning deposits	71	182	287	405
Federal Home Loan Bank stock dividends	821	858	2,951	2,704
Total interest income	72,933	64,438	223,210	190,057
Interest expense:
Deposits	12,826	16,055	44,569	44,984
Borrowings	3,783	6,667	15,744	20,130
Total interest expense	16,609	22,722	60,313	65,114

Net interest income	56,324	41,716	162,897	124,943

Provision for loan losses	2,516	1,157	17,820	1,705

Net interest income after provision for loan losses	53,808	40,559	145,077	123,238

Non-interest income:
Demand deposit account fees	787	1,106	2,706	3,116
Bank-owned life insurance	1,531	1,784	4,467	4,449
Title insurance fees	1,218	1,350	3,445	3,490
Loan fees and service charges	565	3,038	1,826	5,358
Gain on securities transactions	—	1,256	370	1,721
Change in fair value of equity securities	(4)	(59)	55	189
Gain on sale of loans	1,873	382	3,422	710
Other non-interest income	1,939	1,258	5,017	3,895
Total non-interest income	7,909	10,115	21,308	22,928

Non-interest expense:
Compensation and employee benefits	26,666	21,362	76,349	61,285
Occupancy	4,823	3,973	14,319	11,628
Federal deposit insurance premiums	614	40	1,350	927
Advertising	484	533	2,075	3,311
Professional fees	1,680	1,541	4,129	4,219
Data processing	839	658	2,420	1,965
Merger-related expenses	424	740	1,931	1,202
Other non-interest expense	5,848	2,217	14,756	7,927
Total non-interest expense	41,378	31,064	117,329	92,464

Income before income tax expense	20,339	19,610	49,056	53,702

Income tax expense	5,252	5,392	12,107	12,534

Net income	$15,087	$14,218	36,949	41,168

Earnings per share - basic and diluted	$0.14	$0.13	$0.34	$0.37
Weighted average shares outstanding -basic and diluted	110,983,871	111,371,754	110,177,736	111,486,179

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)

Net income	$15,087	$14,218	$36,949	$41,168

Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on debt securities available for sale	(2,913)	4,915	22,705	28,302
Accretion of unrealized (loss) gain on debt securities reclassified as held to maturity	(4)	2	1	10
Reclassification adjustment for gains included in net income	—	965	289	1,325
	(2,917)	5,882	22,995	29,637

Derivatives, net of tax:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	1,785	(1,279)	(10,314)	(8,735)
	1,785	(1,279)	(10,314)	(8,735)

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(11)	(11)	(32)	(33)
Reclassification adjustment of actuarial net gain included in net income	(846)	(735)	(2,539)	(2,196)
Change in funded status of retirement obligations	(32,733)	1,490	(29,304)	(2,200)
	(33,590)	744	(31,875)	(4,429)

Total other comprehensive income (loss)	(34,722)	5,347	(19,194)	16,473

Total comprehensive income (loss), net of tax	$(19,635)	$19,565	$17,755	$57,641

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended September 30, 2020 and 2019
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at June 30, 2019	$1,159	$527,650	$587,714	$(61,319)	$(3,867)	$(42,710)	$(1,407)	$689	$1,007,909
Net income	—	—	14,218	—	—	—	—	—	14,218
Other comprehensive income	—	—	—	5,347	—	—	—	—	5,347
Issuance of common stock allocated to restricted stock award grants	14	—	—	—	—	—	—	—	14
Stock based compensation	—	1,630	—	—	—	—	—	—	1,630
Purchase of treasury stock (2,478,400 shares)	—	—	—	—	(38,217)	—	—	—	(38,217)
Employee Stock Ownership Plan shares committed to be released	—	308	—	—	—	573	—	—	881
Funding of deferred compensation obligations	—	—	—	—	—	—	(60)	113	53
Balance at September 30, 2019	$1,173	$529,588	$601,932	$(55,972)	$(42,084)	$(42,137)	$(1,467)	$802	$991,835

Balance at June 30, 2020	$1,220	$605,124	$637,343	$(53,207)	$(108,327)	$(40,434)	$(1,767)	$1,036	$1,040,988
Net income	—	—	15,087	—	—	—	—	—	15,087
Other comprehensive (loss)	—	—	—	(34,722)	—	—	—	—	(34,722)
Stock based compensation	—	2,176	—	—	—	—	—	—	2,176
Purchase of treasury stock (624,932 shares)	—	—	—	—	(6,925)	—	—	—	(6,925)
Restricted stock forfeitures (15,390 shares)	—	173	—	—	(173)	—	—	—	—
Repurchase shares for taxes (11,782 shares)	—	155	—	—	(155)	—	—	—	—
Employee Stock Ownership Plan shares committed to be released	—	107	—	—	—	572	—	—	679
Funding of deferred compensation obligations	—	—	—	—	—	—	(47)	94	47
Balance at September 30, 2020	$1,220	$607,735	$652,430	$(87,929)	$(115,580)	$(39,862)	$(1,814)	$1,130	$1,017,330

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Nine Months Ended September 30, 2019
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2018	$1,159	$527,037	$560,216	$(71,897)	$—	$(43,835)	$(1,259)	$639	$972,060
Effect of the adoption of Accounting Standards Update ("ASC") 2016-01	—	—	548	(548)	—	—	—	—	—
Balance at January 1, 2019	1,159	527,037	560,764	(72,445)	—	(43,835)	(1,259)	639	972,060
Net income	—	—	41,168	—	—	—	—	—	41,168
Other comprehensive income	—	—	—	16,473	—	—	—	—	16,473
Issuance of common stock allocated to restricted stock award grants	14	—	—	—	—	—	—	—	14
Stock based compensation	—	1,630	—	—	—	—	—	—	1,630
Purchase of treasury stock (2,742,300 shares)	—	—	—	—	(42,084)	—	—	—	(42,084)
Employee Stock Ownership Plan shares committed to be released	—	921	—	—	—	1,698	—	—	2,619
Funding of deferred compensation obligations	—	—	—	—	—	—	(208)	163	(45)
Balance at September 30, 2019	$1,173	$529,588	$601,932	$(55,972)	$(42,084)	$(42,137)	$(1,467)	$802	$991,835

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Nine Months Ended September 30, 2020
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2019	1,173	531,667	615,481	(68,735)	(54,950)	(41,564)	(1,520)	965	$982,517
Net income	—	—	36,949	—	—	—	—	—	36,949
Other comprehensive (loss)	—	—	—	(19,194)	—	—	—	—	(19,194)
Issuance of common stock to Columbia Bank MHC	47	68,483	—	—	—	—	—	—	68,530
Stock based compensation	—	6,585	—	—	—	—	—	—	6,585
Purchase of treasury stock (4,081,132 shares)	—	—	—	—	(60,286)	—	—	—	(60,286)
Restricted stock forfeitures (16,511 shares)	—	173	—	—	(189)	—	—	—	(16)
Repurchase shares for taxes (11,782 shares)	—	155	—	—	(155)	—	—	—	—
Employee Stock Ownership Plan shares committed to be released	—	672	—	—	—	1,702	—	—	2,374
Funding of deferred compensation obligations	—	—	—	—	—	—	(294)	165	(129)
Balance at September 30, 2020	$1,220	$607,735	$652,430	$(87,929)	$(115,580)	$(39,862)	$(1,814)	$1,130	$1,017,330

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(In thousands, unaudited)
Cash flows from operating activities:
Net income	$36,949	$41,168
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	818	1,055
Net amortization of premiums and discounts on securities	1,573	787
Net amortization of mortgage servicing rights	85	(78)
Amortization of intangible assets	783	—
Depreciation and amortization of office properties and equipment	4,947	3,366
Amortization of operating lease right-of-use assets	2,641	—
Provision for loan losses	17,820	1,705
Gain on securities transactions	(370)	(1,721)
Change in fair value of equity securities	(55)	(189)
Gain on securitizations	(1,523)	—
Gain on sale of loans	(1,899)	(710)
Loss on real estate owned	—	1
Loss on disposal of office properties and equipment	691	—
Loss on write-down of mortgage servicing rights	75	—
Deferred tax expense (benefit)	(3,864)	(7,160)
(Increase) in accrued interest receivable	(8,481)	(529)
(Increase) in other assets	(80,110)	(44,037)
Increase in accrued expenses and other liabilities	33,687	36,367
Income on bank-owned life insurance	(4,467)	(4,449)
Employee stock ownership plan expense	2,374	2,619
Stock based compensation	6,585	1,630
Increase in deferred compensation obligations under Rabbi Trust	(129)	(45)
Net cash provided by operating activities	8,130	29,780
Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	20,761	31,811
Proceeds from sales of equity securities	—	926
Proceeds from paydowns/maturities/calls of debt securities available for sale	162,161	88,504
Proceeds from paydowns/maturities/calls of debt securities held to maturity	30,988	37,968
Purchases of debt securities available for sale	(201,504)	(143,196)
Purchases of debt securities held to maturity	(5,000)	(65,171)
Purchases of equity securities	—	(416)
Proceeds from sales of loans held-for-sale	111,764	94,834
Proceeds from sales of loans receivable	28,923	10,273
Purchases of loans receivable	—	(29,885)
Net increase in loans receivable	(294,040)	(297,434)
Proceeds from bank-owned life insurance death benefit	—	1,015
Proceeds from redemptions of Federal Home Loan Bank stock	40,717	47,860
Purchases of Federal Home Loan Bank stock	(22,544)	(45,999)
Additions to office properties and equipment	(3,750)	(15,039)
Proceeds from sale of real estate owned	—	91
Net cash acquired in acquisition	155,248	—
Net cash provided by (used in) investing activities	23,724	(283,858)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
	2020	2019
	( In thousands, unaudited)

Cash flows from financing activities:
Net increase in deposits	$650,572	$369,449
Proceeds from long-term borrowings	90,000	127,337
Payments on long-term borrowings	(181,345)	(220,000)
Net (decrease) increase in short-term borrowings	(321,595)	32,600
Payment of subordinated debt	(16,600)	—
Increase in advance payments by borrowers for taxes and insurance	(2,235)	2,513
Issuance of common stock	—	14
Purchase of treasury stock	(60,286)	(42,084)
Purchase of employee stock ownership plan shares	—	—
Restricted stock forfeitures	(16)	—
Issuance of treasury stock allocated to restricted stock award grants	—	—
Net cash provided by financing activities	$158,495	$269,829

Net increase in cash and cash equivalents	$190,349	$15,751

Cash and cash equivalents at beginning of year	75,547	42,201
Cash and cash equivalents at end of period	$265,896	$57,952

Cash paid during the period for:
Interest on deposits and borrowings	$60,772	$64,892
Income tax payments, net of (refunds)	$12,249	$(4,293)

Non-cash investing and financing activities:
Transfer of loans receivable to loans held-for-sale	$114,171	$86,043
Securitization of loans	$48,526	$21,615
Initial recognition of operating lease right-of-use assets	$22,218	$—
Initial recognition of operating lease liabilities	$23,290	$—
Acquisition:
Non-cash assets acquired:
Debt securities available for sale	$51,479	$—
Debt securities held to maturity	13,418	—
Equity securities	1,796	—
Federal Home Loan Bank stock	2,010	—
Loans receivable	171,593	—
Accrued interest receivable	679	—
Office properties and equipment, net	5,774	—
Bank-owned life insurance	17,245	—
Other assets	2,823	—
Total non-cash assets acquired	$266,817	$—
Liabilities assumed:
Deposits	$333,234	$—
Borrowings	37,728	—
Advance payments by borrowers for taxes and insurance	982	—
Accrued expenses and other liabilities	5,400	—
Total liabilities assumed	$377,344	$—
Net non-cash liabilities acquired	$(110,527)	$—
Net cash and cash equivalents acquired in acquisition	$155,248	$—

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

    The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

2.    Acquisitions
Stewardship Financial Corporation
    On November 1, 2019, the Company completed its acquisition of Stewardship Financial Corporation ("Stewardship"), pursuant to the Agreement and Plan of Merger, dated as of June 6, 2019 (the "Merger Agreement"), by and among Columbia Financial, Broadway Acquisition Corp. (a wholly owned subsidiary of Columbia Financial) and Stewardship. Under the terms of the merger agreement, each outstanding share of Stewardship common stock was converted into the right to received $15.75 in cash at the effective time of the merger. At the time of closing, Stewardship had $956.0 million in total assets, including $756.9 million in net loans receivable and $52.6 million in securities, and $877.8 million in total liabilities, including $781.4 million in deposits and $81.8 million in borrowings. The deposits initially acquired from Stewardship were held across a network of 12 branches located in New Jersey throughout Bergen, Morris, and Passaic Counties. During the nine months ended September 30, 2020, four of these branches were closed, and the Bank recorded a loss of $770,000 related to these branch closures.

    Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the Stewardship acquisition totaled $248,000 and $1.3 million during the three and nine months ended September 30, 2020, respectively. Merger expenses recorded during the three and nine months ended September 30, 2019 totaled $740,000 and $1.2 million, respectively.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information (existing at the date of closing) relative to closing date fair values becomes available. There were no adjustments recorded to the amounts as of November 1, 2019.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
2.    Acquisitions (continued)
Roselle Bank
On April 1, 2020, the Company completed its acquisition of RSB Bancorp, MHC, RSB Bancorp, Inc. and Roselle Bank (collectively, the "Roselle Entities" or "Roselle"). Pursuant to the terms of the Merger Agreement, RSB Bancorp, MHC merged with and into the MHC, with the MHC as the surviving entity; RSB Bancorp, Inc. merged with and into Columbia Financial, with the Columbia Financial as the surviving entity; and Roselle Bank merged with and into the Bank, with the Bank as the surviving institution. Under the terms of the merger agreement, depositors of Roselle Bank became depositors of the Bank and have the same rights and privileges in the MHC as if their accounts had been established at the Bank on the date established at Roselle Bank. The Company issued 4,759,048 shares of its common stock to the MHC, representing an amount equal to the fair value of the Roselle Entities as determined by an independent appraiser, at the effective time of the merger.

    Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the Roselle Entities totaled $175,000 and $618,000 during the three and nine months ended September 30, 2020, respectively. There were no merger expenses recorded during the three and nine months ended September 30, 2019.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
2.     Acquisitions (continued)

    The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of April 1, 2020, and resulted in the recognition of goodwill of $23.8 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market condition, and other future events that are highly subjective in nature and subject to change. The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information (existing at the date of closing) relative to closing date fair values becomes available. As the Company continues to analyze the acquired assets and assumed liabilities, there may be adjustments to the recorded carrying values. However, management does not expect significant future adjustments to the recorded amounts as of April 1, 2020.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)

Net income	$15,087	$14,218	$36,949	$41,168
Shares:
Weighted average shares outstanding - basic	110,983,871	111,371,754	110,177,736	111,486,179
Weighted average dilutive shares outstanding	—	—	—	—
Weighted average shares outstanding - diluted	110,983,871	111,371,754	110,177,736	111,486,179
Earnings per share:
Basic	$0.14	$0.13	$0.34	$0.37
Diluted	$0.14	$0.13	$0.34	$0.37

    For the three and nine months ended September 30, 2020 the average number of stock options which were anti-dilutive and were not included in the computation of diluted earnings per share totaled 2,272,060 and 1,436,476, respectively.

For the three and nine months ended September 30, 2019 the average number of stock options which were anti-dilutive and were not included in the computation of diluted earnings per share totaled 790,000 and 310,000, respectively.

4.    Stock Repurchase Program

    On June 11, 2019, the Company announced that its Board of Directors authorized the Company's first stock repurchase program since the completion of its minority public offering in April 2018. This program, which commenced on June 13, 2019, authorized the purchase of up to 4,000,000 shares, or approximately 3.5%, of the Company's then issued and outstanding common stock. On December 5, 2019, the Company announced that its Board of Directors had expanded its stock repurchase program to authorize the purchase of an additional 3,000,000 shares of the Company's outstanding common stock in addition to the shares remaining under the repurchase program announced on June 11, 2019. On April 23, 2020, the Company completed the repurchases under these stock repurchase programs. On September 10, 2020, the Company announced that its Board of Directors authorized the Company's second stock repurchase program for the purchase of up to 5,000,000 shares, or approximately 4.3%, of the Company's issued and outstanding common stock, commencing on September 15, 2020. During the three and nine months ended September 30, 2020, the Company repurchased 624,932 shares at a cost of approximately $6.9 million, or $11.08 per share, and 4,081,132 shares at a cost of approximately $60.3 million, or $14.78 per share, respectively, under these programs. During the three and nine months ended September 30, 2019, the Company repurchased 2,478,400 and 2,742,300 shares, respectively, at a cost of approximately $38.2 million, or $15.42 per share, and approximately $42.1 million, or $15.35 per share, respectively. Repurchased shares are held as treasury stock and are available for general corporate purposes.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
5.    Summary of Significant Accounting Policies

Accounting Pronouncements Adopted in 2020

    In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815)- Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the use of the OIS rate based upon SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the direct Treasury obligations of the U.S. Government, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate. The amendments in this ASU are required to be adopted concurrently with the amendments in ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which was issued in August 2017. The effective date for this ASU for the Company is for fiscal years beginning after December 15, 2019, with early adoption, including adoption in an interim period permitted. The amendments should be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after date of adoption. The Company adopted this guidance effective January 1, 2020. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
5.    Summary of Significant Accounting Policies (continued)

Accounting Pronouncements Adopted in 2020 (continued)

    In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date for leases classified as operating leases as well as finance leases. The update also requires new quantitative disclosures related to leases in the Company's consolidated financial statements. There are also practical expedients in this update related to leases that commenced before the effective date, initial direct costs and the use of hindsight to extend or terminate a lease or purchase a leased asset. Lessor accounting remains largely unchanged under this new guidance. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842)-Land Easement Practical Expedient for Transition to Topic 842, which provides an optional practical expedient to not evaluate land easements which were existing or expired before the adoption of Topic 842 that were not accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842) -Targeted Improvements which provides entities with an optional transition method under which comparative periods presented in the financial statements will continue to be in accordance with current Topic 840, Leases, and a practical expedient to not separate non-lease components from the associated lease component. The guidance is effective for the Company for annual periods beginning after December 15, 2019, including interim periods within that reporting period. In the evaluation of this guidance, the Company identified the inventory of leases and actively accumulated the requisite lease data necessary to apply the guidance. The Company selected a software platformto support the recording, accounting and disclosure requirements of the new lease guidance. Upon adoption, the Company recorded a right-of-use asset and lease liability as of January 1, 2020. See note 10 for more information regarding adoption.

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

    The Company elected to defer the adoption of the CECL methodology permitted by the recently enacted Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The Company will adopt CECL at the earlier of December 31, 2020 or when the national emergency concerning the COVID-19 outbreak has concluded. The Company will adopt the above mentioned ASUs related to Financial Instruments -Credit Losses (Topic 326) using a modified retrospective approach. Our CECL methodology includes the following key factors and assumptions for all loan portfolio segments:

•a historical loss period, which represents a full economic credit cycle utilizing internal loss experience, as well as industry and peer historical loss data;
•a single economic scenario with a reasonable and supportable forecast period of four to six quarters based on management’s current review of macroeconomic factors and the reliability of extended economic forecasts over different time horizons;
•a reversion to historical mean period (after the reasonable and supportable forecast period) using a straight-line approach that extends through the shorter of six quarters or the end of the remaining contractual term; and
•expected prepayment rates based on a combination of our historical experience and market observations.

    Based on several analyses performed, as well as an implementation analysis utilizing existing exposures and forecasts of macroeconomic conditions at September 30, 2020, we currently expect the adoption of ASU 2016-13 will result in an increase between 5% and 10% in our allowance for loan losses and our reserves for unfunded commitments.

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

    Upon adoption, any impact to the allowance for credit losses, currently the allowance for loan losses, will be reflected as an adjustment to retained earnings, net of tax.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale

    Debt securities available for sale at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$29,421	$1,247	$—	$30,668
Mortgage-backed securities and collateralized mortgage obligations	1,095,120	39,429	(443)	1,134,106
Municipal obligations	1,870	15	—	1,885
Corporate debt securities	72,590	2,096	(505)	74,181
Trust preferred securities	5,000	—	(540)	4,460
	$1,204,001	$42,787	$(1,488)	$1,245,300

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$42,081	$321	$(16)	$42,386
Mortgage-backed securities and collateralized mortgage obligations	968,165	12,981	(1,265)	979,881
Municipal obligations	2,284	1	(1)	2,284
Corporate debt securities	68,613	945	(378)	69,180
Trust preferred securities	5,000	—	(395)	4,605
	$1,086,143	$14,248	$(2,055)	$1,098,336

    The amortized cost and fair value of debt securities available for sale at September 30, 2020, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	September 30, 2020
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$16,399	$16,416
More than one year to five years	42,422	44,295
More than five years to ten years	49,590	50,000
More than ten years	470	483
	$108,881	$111,194
Mortgage-backed securities and collateralized mortgage obligations	1,095,120	1,134,106
	$1,204,001	$1,245,300

    Mortgage-backed securities and collateralized mortgage obligations totaling $1.1 billion at amortized cost, and $1.1 billion at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

    During the three months ended September 30, 2020, there were no sales, calls or matured debt securities available for sale.

    During the nine months ended September 30, 2020, proceeds from the sale of debt securities available for sale totaled $20.8 million, resulting in $369,000 of gross gains and no gross losses. During the nine months ended September 30, 2020, proceeds from called debt securities available for sale totaled $6.6 million, resulting in $1,000 of gross gains and no gross losses. During the nine months ended September 30, 2020, proceeds from matured debt securities available for sale totaled $5.8 million.

    During the three months ended September 30, 2019, proceeds from the sale of debt securities available for sale totaled $16.1 million, resulting in $1.2 million of gross gains and no gross losses. During the three months ended September 30, 2019, there were no maturities or calls of debt securities available for sale.

During the nine months ended September 30, 2019, proceeds from the sale of debt securities available for sale totaled $31.8 million, resulting in $1.5 million of gross gains and no gross losses. During the nine months ended September 30, 2019, proceeds from one matured debt security available for sale totaled $797,000. During the nine months ended September 30, 2019 there were no calls of debt securities available for sale.

Debt securities available for sale having a carrying value of $800.9 million and $462.0 million, at September 30, 2020 and December 31, 2019, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

    The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at September 30, 2020 and December 31, 2019 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	September 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

Mortgage-backed securities and collateralized mortgage obligations	$138,268	$(367)	$36,897	$(76)	$175,165	$(443)
Corporate debt securities	993	(7)	4,503	(498)	5,496	(505)
Trust preferred securities	—	—	4,459	(540)	4,459	(540)
	$139,261	$(374)	$45,859	$(1,114)	$185,120	$(1,488)

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

    The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at September 30, 2020, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

    The number of securities in an unrealized loss position at September 30, 2020 totaled 41, compared with 97 at December 31, 2019. All temporarily impaired securities were investment grade at September 30, 2020 and December 31, 2019.

    The Company did not record an other-than-temporary impairment charge on debt securities available for sale during the three and nine months ended September 30, 2020 and 2019.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity

    Debt securities held to maturity at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$5,000	$4	$—	$5,004
Mortgage-backed securities and collateralized mortgage obligations	$267,712	$15,754	$(31)	$283,435
	$272,712	$15,758	$(31)	$288,439

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$20,000	$26	$(66)	$19,960
Mortgage-backed securities and collateralized mortgage obligations	265,756	4,048	(259)	269,545
	$285,756	$4,074	$(325)	$289,505

At September 30, 2020, the amortized cost and fair value of U.S. government and agency obligations maturing in more than one year to five years totaled $5.0 million, respectively.

    Mortgage-backed securities and collateralized mortgage obligations totaling $267.7 million at amortized cost, and $283.4 million at fair value at September 30, 2020, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three and nine months ended September 30, 2020, there were no sales or maturities of debt securities held to maturity. During both the three and nine months ended September 30, 2020, proceeds from called debt securities held to maturity totaled $20.0 million. No gross gains or losses were recognized on the securities which were called.

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
    Debt securities held to maturity having a carrying value of $235.3 million and $236.0 million, at September 30, 2020 and December 31, 2019, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity (continued)

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at September 30, 2020 and December 31, 2019 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	September 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

Mortgage-backed securities and collateralized mortgage obligations	$2,695	$(6)	$1,883	$(25)	$4,578	$(31)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$9,934	$(66)	$—	$—	$9,934	$(66)
Mortgage-backed securities and collateralized mortgage obligations	27,911	(251)	772	(8)	28,683	(259)
	$37,845	$(317)	$772	$(8)	$38,617	$(325)

    The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities held to maturity was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at September 30, 2020, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

    There were three securities in an unrealized loss position at September 30, 2020, compared with 22 at December 31, 2019. All temporarily impaired securities were investment grade at September 30, 2020 and December 31, 2019.

    The Company did not record an other-than-temporary impairment charge on debt securities held to maturity during the three and nine months ended September 30, 2020 and 2019.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
8.    Equity Securities at Fair Value

    The Company has an equity securities portfolio which consists of common stock in other financial institutions, a payment technology company, a community bank correspondent services company, and preferred stock in U.S. Government agencies which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at September 30, 2020 and December 31, 2019 was $4.7 million and $2.9 million, respectively.

    The Company adopted ASU 2016-01 on January 1, 2019, resulting in a $548,000 after tax cumulative-effect adjustment from other comprehensive income (loss) to retained earnings, as reflected in the Consolidated Statements of Changes in Stockholders' Equity. The Company recorded a net (decrease) increase in the fair value of equity securities of $(4,000) and $55,000, during the three and nine months ended September 30, 2020, as a component of non-interest income. During the three and nine months ended September 30, 2019, the Company recorded a net (decrease) increase in the fair value of equity securities of $(59,000) and $189,000, respectively, as a component of non-interest income.

    During the three and nine months ended September 30, 2020, there were no sales of equity securities. During the three months ended September 30, 2019, proceeds from the sale of one equity security totaled $161,000, resulting in a gross gain of $70,000. During the nine months ended September 30, 2019, proceeds from sales of equity securities totaled $926,000, resulting in gross gains of $196,000 and no gross losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses

    Loans receivable at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30,	December 31,
	2020	2019
	(In thousands)
Real estate loans:
One-to-four family	$2,053,293	$2,077,079
Multifamily and commercial	2,863,718	2,919,985
Construction	307,659	298,942
Commercial business loans	884,931	483,215
Consumer loans:
Home equity loans and advances	340,962	388,127
Other consumer loans	1,538	1,960
Total gross loans	6,452,101	6,169,308
Purchased credit-impaired loans	6,706	7,021
Net deferred loan costs, fees and purchased premiums and discounts	10,038	21,237
Loans receivable	$6,468,845	$6,197,566

    The Company had $4.1 million of small business administration loans held-for-sale at September 30, 2020. The Company had no loans held-for-sale at December 31, 2019. During the three months ended September 30, 2020, the Company sold $7.8 million of one-to-four family real estate loans held-for-sale, resulting in gross gains of $327,000 and no gross losses. During the nine months ended September 30, 2020, the Company sold $111.8 million of one-to-four family real estate loans held-for-sale resulting in gross gains of $1.7 million and no gross losses. During the three months ended September 30, 2019, the Company sold $49.1 million of one-to-four family real estate loans held-for-sale resulting in gross gains of $382,000 and no gross losses. During the nine months ended September 30, 2019, the Company sold $94.8 million of one-to-four family real estate loans held-for-sale resulting in gross gains of $710,000 and no gross losses.

    During the three months ended September 30, 2020, the Company sold one construction loan totaling $5.8 million included in loans receivable, resulting in no gross gains or losses. During the three months ended September 30, 2020, the Company sold one small business administration loan totaling $274,000 included in loans receivable, resulting in a gross gain of $23,000. During the nine months ended September 30, 2020, the Company sold $8.8 million of one-to-four family real estate loans, resulting in gross gains of $82,000 and no gross losses. During the nine months ended September 30, 2020, the Company sold construction loans totaling $12.5 million included in loans receivable, resulting in no gross gains or gross losses. During the nine months ended September 30, 2020, the Company sold commercial loans and small business administration loans totaling $7.6 million, resulting in gross gains of $78,000 and no gross losses. During the three and nine months ended September 30, 2019, the Company sold $2.3 million and $4.8 million, respectively of one-to-four family real estate and home equity loans included in loans receivable, resulting in no gross gains or gross losses. During the three and nine months ended September 30, 2019, the Company sold $5.5 million of commercial real estate loans included in loans receivable, resulting in no gross gains or gross losses.

     During the three and nine months ended September 30, 2020, there were no loans purchased by the Company. During the three months ended September 30, 2019, there were no loans purchased by the Company. During the nine months ended September 30, 2019, the Company purchased $5.0 million of one-to-four family real estate loan from third parties and purchased $24.9 million of commercial real estate loans from third parties.

    At September 30, 2020 commercial business loans included $474.9 million SBA Payroll Protection Program ("PPP") loans and net deferred loan fees totaling $11.2 million. At December 31, 2019 there were no SBA PPP loans.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

The Company has entered into guarantor swaps with Freddie Mac which results in improved liquidity. During the three and nine months ended September 30, 2020, the Company exchanged $48.5 million of loans for Freddie Mac mortgage participation certificates, resulting in gross gains of $1.5 million and no gross losses. During the three months ended September 30, 2019, no loans were securitized. During the nine months ended September 30, 2019 the Company exchanged $21.6 million of loans for a Freddie Mac mortgage participation certificate. The Company retained the servicing of these loans.

At September 30, 2020 and December 31, 2019, the carrying value of loans serviced by the Company for investors was $602.5 million and $526.3 million, respectively.

    The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCI loans at September 30, 2020 and December 31, 2019:

	September 30, 2020
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$4,347	$542	$1,760	$6,649	$2,881	$2,043,763	$2,053,293
Multifamily and commercial	600	1,772	2,798	5,170	2,995	2,855,553	2,863,718
Construction	80	—	—	80	—	307,579	307,659
Commercial business loans	2,910	2,643	2,698	8,251	4,536	872,144	884,931
Consumer loans:
Home equity loans and advances	1,610	186	323	2,119	499	338,344	340,962
Other consumer loans	1	1	—	2	—	1,536	1,538
Total loans	$9,548	$5,144	$7,579	$22,271	$10,911	$6,418,919	$6,452,101

	December 31, 2019
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$6,249	$2,132	$1,638	$10,019	$1,732	$2,065,328	$2,077,079
Multifamily and commercial	626	1,210	716	2,552	716	2,916,717	2,919,985
Construction	—	—	—	—	—	298,942	298,942
Commercial business loans	1,056	—	2,489	3,545	3,686	475,984	483,215
Consumer loans:
Home equity loans and advances	1,708	246	405	2,359	553	385,215	388,127
Other consumer loans	3	—	—	3	—	1,957	1,960
Total loans	$9,642	$3,588	$5,248	$18,478	$6,687	$6,144,143	$6,169,308

    The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. Non-accruing loans are returned to accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At September 30, 2020 and December 31, 2019, non-accrual loans totaled $10.9 million and $6.7 million, respectively. Included in non-accrual loans at September 30, 2020, are 22 loans totaling $3.9 million which are less than 90 days in arrears. At December 31, 2019, eight loans totaling $1.5 million were less than 90 days in arrears.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

    At September 30, 2020 and December 31, 2019, there were no loans past due 90 days or more still accruing interest other than COVID-19 related loan forbearance and deferrals. In accordance with the CARES Act, these loans are not included in the aging of loans receivable by portfolio segment in the table above, and the Bank continues to accrue interest income during the forbearance or deferral period. If adverse information indicating that the borrower's capability of repaying all amounts due is unlikely, the interest accrual will cease.

PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are accounted for at fair value at acquisition, based upon the present value of expected future cash flows, with no related allowance for loan losses. PCI loans acquired in the Stewardship acquisition totaled $5.9 million at September 30, 2020 and $6.9 million at December 31, 2019. PCI loans acquired in the Roselle acquisition totaled $179,000 at September 30, 2020.

    The following table presents changes in accretable yield for PCI loans for the three and nine months ended September 30, 2020. There were no PCI loans outstanding for the three and nine months ended September 30, 2019.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(In thousands)

Balance at beginning of period	$471	$511
Acquisition	—	58
Accretion	(58)	(156)
Net change in expected cash flows	1	1
Balance at end of period	$414	$414

    We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At September 30, 2020 and December 31, 2019, the Company had no real estate owned. At September 30, 2020 and December 31, 2019 we had one and four residential mortgage loans with carrying values totaling $180,000 and $522,000, respectively, collateralized by residential real estate which are in the process of foreclosure.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

    The following tables summarize loans receivable (including PCI loans) and allowance for loan losses by portfolio segment and impairment method at September 30, 2020 and December 31, 2019:

	September 30, 2020
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$406	$550	$—	$871	$12	$—	$1,839
Collectively evaluated for impairment	15,369	30,439	10,534	16,631	1,314	7	74,294
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total	$15,775	$30,989	$10,534	$17,502	$1,326	$7	$76,133

Total loans:
Individually evaluated for impairment	$7,230	$32,090	$—	$4,664	$1,862	$—	$45,846
Collectively evaluated for impairment	2,046,063	2,831,628	307,659	880,267	339,100	1,538	6,406,255
Loans acquired with deteriorated credit quality	291	4,923	—	1,492	—	—	6,706
Total loans	$2,053,584	$2,868,641	$307,659	$886,423	$340,962	$1,538	$6,458,807

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

    The following table presents the number of loans modified as TDRs during the three and nine months ended September 30, 2020 and 2019, along with their balances immediately prior to the modification date and post-modification. Post-modification recorded investment represents the net book balance immediately following modification.

	For the Three Months Ended September 30,
	2020			2019
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real Estate loans:
Multifamily and commercial	4	$16,387	$16,387	—	$—	$—
Commercial business loans	1	1,295	1,295	—	—	—
Total restructured loans	5	$17,682	$17,682	—	$—	$—

	For the Nine Months Ended September 30,
	2020			2019
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real Estate loans:
Multifamily and commercial	4	$16,387	$16,387	—	$—	$—
Commercial business loans	2	11,507	12,802	1	4,095	4,095
Total restructured loans	6	$27,894	$29,189	1	$4,095	$4,095

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2020 and 2019 are as follows:

	For the Three Months Ended September 30,
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
2020
Balance at beginning of period	$16,633	$27,330	$10,217	$18,314	$1,514	$7	$74,015
Provision charged (credited)	(758)	3,659	317	(573)	(129)	—	2,516
Recoveries	87	—	—	128	32	—	247
Charge-offs	(187)	—	—	(367)	(91)	—	(645)
Balance at end of period	$15,775	$30,989	$10,534	$17,502	$1,326	$7	$76,133

2019
Balance at beginning of period	$15,610	$22,679	$8,806	$12,718	$2,583	$7	$62,403
Provision charged (credited)	347	290	(1,047)	2,040	(474)	1	1,157
Recoveries	4	—	1	8	22	—	35
Charge-offs	(228)	—	—	(738)	—	—	(966)
Balance at end of period	$15,733	$22,969	$7,760	$14,028	$2,131	$8	$62,629

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

	For the Nine Months Ended September 30,
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
2020
Balance at beginning of period	$13,780	$22,980	$7,435	$15,836	$1,669	$9	$61,709
Provision charged (credited)	2,292	7,998	3,098	4,685	(253)	—	17,820
Recoveries	329	12	1	211	55	—	608
Charge-offs	(626)	(1)	—	(3,230)	(145)	(2)	(4,004)
Balance at end of period	$15,775	$30,989	$10,534	$17,502	$1,326	$7	$76,133

2019
Balance at beginning of period	$15,232	$23,251	$7,217	$14,176	$2,458	$8	$62,342
Provision charged (credited)	1,215	(282)	541	485	(255)	1	1,705
Recoveries	29	—	2	374	29	—	434
Charge-offs	(743)	—	—	(1,007)	(101)	(1)	(1,852)
Balance at end of period	$15,733	$22,969	$7,760	$14,028	$2,131	$8	$62,629

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

    The following tables present loans individually evaluated for impairment by loan segment, excluding PCI loans, at September 30, 2020 and December 31, 2019:

	At September 30, 2020
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$2,825	$3,616	$—
Multifamily and commercial	20,389	20,426	—
Commercial business loans	2,577	2,680	—
Consumer loans:
Home equity loans and advances	708	845	—
	26,499	27,567	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	4,405	4,420	406
Multifamily and commercial	11,701	12,316	550
Commercial business loans	2,087	5,429	871
Consumer loans:
Home equity loans and advances	1,154	1,154	12
	19,347	23,319	1,839
Total:
Real estate loans:
One-to-four family	7,230	8,036	406
Multifamily and commercial	32,090	32,742	550
Commercial business loans	4,664	8,109	871
Consumer loans:
Home equity loans and advances	1,862	1,999	12
Total loans	$45,846	$50,886	$1,839

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

    Specific allocations of the allowance for loan losses attributable to impaired loans totaled $1.8 million and $1.6 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, impaired loans for which there was no related allowance for loan losses totaled $26.5 million and $10.7 million, respectively.

    The recorded investment in TDRs totaled $44.1 million at September 30, 2020, of which one loan totaling $420,000 was 30-59 days past due, one loan totaling $262,000 was 60-89 days past due, and three loans totaling $910,000 were over 90 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at September 30, 2020. The recorded investment in TDRs totaled $20.0 million at December 31, 2019, of which there were no loans over 90 days past due and three loans totaling $660,000 were 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2019.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

    The following tables present interest income recognized for loans individually evaluated for impairment, by loan segment, excluding PCI loans for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$8,020	$74	$8,773	$101
Multifamily and commercial	23,525	227	2,637	37
Construction	—	—	850	—
Commercial business loans	4,979	52	7,461	88
Consumer loans:
Home equity loans and advances	1,935	28	2,629	35
Total loans	$38,459	$381	$22,350	$261

	For the Nine Months Ended September 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$8,175	$226	$9,144	$340
Multifamily and commercial	20,670	653	2,667	111
Construction	—	—	850	—
Commercial business loans	5,468	196	5,848	268
Consumer loans:
Home equity loans and advances	1,995	85	2,866	122
Total loans	$36,308	$1,160	$21,375	$841

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

    The following tables present loans receivable by credit quality risk indicator and by loan segment, excluding PCI loans at September 30, 2020 and December 31, 2019:

	September 30, 2020
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$2,046,613	$2,828,021	$307,659	$869,122	$340,047	$1,538	$6,393,000
Special mention	408	15,819	—	8,061	—	—	24,288
Substandard	6,272	19,878	—	7,748	915	—	34,813
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$2,053,293	$2,863,718	$307,659	$884,931	$340,962	$1,538	$6,452,101

	December 31, 2019
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$2,072,878	$2,900,286	$298,942	$454,183	$387,251	$1,960	$6,115,500
Special mention	419	4,724	—	20,170	—	—	25,313
Substandard	3,782	14,975	—	8,862	876	—	28,495
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$2,077,079	$2,919,985	$298,942	$483,215	$388,127	$1,960	$6,169,308

10.    Leases

    Effective January 1, 2020, the Company adopted ASU 2016-02 Leases (Topic 842) and all subsequent ASU's that modified Topic 842, as explained in note 5, Summary of Significant Accounting Policies, Accounting Pronouncements Adopted. The Company's leases primarily relate to real estate property for branches and office space. At September 30, 2020, all of the Company's leases are classified as operating leases.

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
    At September 30, 2020, the weighted average remaining lease term for operating leases was 7.6 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.25%.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
10.    Leases (continued)

    The Company elected to account for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the three and nine months ended September 30, 2020, operating and variable lease expenses totaled approximately $603,000 and $1.9 million, respectively.

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and nine months ended September 30, 2020. At September 30, 2020, the Company had no leases that had not yet commenced.

    The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

At September 30, 2020	Lease Payment Obligations
(In thousands)

2020	$1,037
2021	4,010
2022	3,624
2023	3,310
2024	2,586
Thereafter	8,534
Total undiscounted cash flows	23,101
Discount on cash flows	(2,093)
Total lease liability	$21,008

    At December 31, 2019, operating lease commitments under lessee arrangements were $4.9 million, $4.5 million, $4.0 million, $3.5 million and $2.7 million for 2020 through 2024, respectively, and $5.0 million in aggregate for all years thereafter.

11.    Deposits

    Deposits at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30,	December 31,
	2020	2019
	(In thousands)

Non-interest-bearing demand	$1,341,248	$958,442
Interest-bearing demand	2,033,729	1,720,383
Money market accounts	540,723	410,392
Savings and club deposits	652,970	543,480
Certificates of deposit	2,060,978	2,013,145
Total deposits	$6,629,648	$5,645,842

Included in the above balances at September 30, 2020 and December 31, 2019 are certificates of deposit obtained through brokers, totaling $26.4 million and $31.6 million that were acquired from Stewardship.

    The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $1.1 billion at both September 30, 2020 and December 31, 2019. Interest expense on deposits for the three and nine months ended September 30, 2020 and 2019 totaled $12.8 million and $16.1 million, and $44.6 million and $45.0 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
11.    Deposits (continued)

    Scheduled maturities of certificates of deposit accounts at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30,	December 31,
	2020	2019
	(In thousands)

One year or less	$1,543,088	$1,293,613
After one year to two years	390,328	548,995
After two years to three years	55,389	142,458
After three years to four years	24,618	11,362
After four years	47,555	16,717
	$2,060,978	$2,013,145

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

    Restricted shares granted under the 2019 Plan generally vest in equal installments, over performance or service periods ranging from three to five years, beginning one year from the date of grant. A portion of restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight line basis over the requisite performance or service period. During the three and nine months ended September 30, 2020, approximately $1.4 million and $4.2 million, respectively, in expense was recognized in regard to these awards. During the three and nine months ended September 30, 2019, approximately $1.0 million in expense was recognized in regard to these awards. The expected future compensation expense related to the 1,236,074 non-vested restricted shares outstanding at September 30, 2020 is approximately $15.5 million over a weighted average period of 3.3 years.

    The following is a summary of the Company's restricted stock activity during the three and nine months ended September 30, 2020 and 2019:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2020	1,420,012	$15.67
Grants	—	—
Forfeited	(881)	16.60
Non-vested at March 31, 2020	1,419,131	$15.67
Forfeited	(240)	15.60
Non-vested at June 30, 2020	1,418,891	$15.67
Vested	(167,427)	15.62
Forfeited	(15,390)	16.07
Non-vested at September 30, 2020	1,236,074	$15.68

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (Continued)

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2019	—	$—
Grants	1,389,570	15.60
Non-vested at September 30, 2019	1,389,570	$15.60

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

    Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the three and nine months ended September 30, 2020, approximately $808,000 and $2.4 million in expense was recognized in regard to these awards. During both the three and nine months ended September 30, 2019, approximately $601,000 in expense was recognized in regard to these awards. The expected future compensation expense related to the 2,999,767 non-vested options outstanding at September 30, 2020 is $12.1 million over a weighted average period of 8.8 years.

    The following is a summary of the Company's option activity during the three and nine months ended September 30, 2020 and 2019:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2020	3,784,044	$15.67	9.6	$4,812,490
Forfeited	(9,707)	15.60	—	—
Outstanding, March 31, 2020	3,774,337	$15.67	9.3	$—
Forfeited	(2,647)	15.60	—	—
Outstanding, June 30, 2020	3,771,690	$15.67	9.1	$—
Forfeited	(44,485)	15.95	—	—
Outstanding, September 30, 2020	3,727,205	$15.67	8.8	$—
Options exercisable at September 30, 2020	727,438	$15.62	8.7	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (Continued)

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2019	—	$—	—	$—
Granted	3,707,901	15.60	9.8	704,501
Outstanding, September 30, 2019	3,707,901	$15.60	9.8	$704,501
Options exercisable at September 30, 2019	—	$—	—	$—

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

    There were no stock option exercises during the three and nine months ended September 30, 2020 and 2019.

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

    Net periodic benefit (income) cost for Pension Plan, RIM Plan, Post-retirement Plan and split-dollar life insurance arrangement plan benefits for the three and nine months ended September 30, 2020 and 2019, includes the following components:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost (continued)

	For the Three Months Ended September 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2020	2019	2020	2019	2020	2019	2020	2019	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$2,032	$1,746	$67	$53	$99	$84	$120	$88	Compensation and employee benefits
Interest cost	1,824	2,090	102	116	171	207	135	114	Other non-interest expense
Expected return on plan assets	(5,908)	(5,802)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	14	14	Other non-interest expense
Net loss	1,492	770	99	61	77	37	113	62	Other non-interest expense
Net periodic (income) benefit cost	$(560)	$(1,196)	$268	$230	$347	$328	$382	$278

	For the Nine Months Ended September 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2020	2019	2020	2019	2020	2019	2020	2019	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$5,906	$4,748	$201	$159	$297	$252	$346	$264	Compensation and employee benefits
Interest cost	5,887	6,478	306	348	513	621	384	342	Other non-interest expense
Expected return on plan assets	(17,383)	(15,256)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	42	42	Other non-interest expense
Net loss	3,054	2,300	297	183	231	111	339	186	Other non-interest expense
Net periodic (income) benefit cost	$(2,536)	$(1,730)	$804	$690	$1,041	$984	$1,111	$834

    For the three and nine months ended September 30, 2020, a $12.0 million contribution was made to the Pension Plan. The net periodic cost (income) for pension benefits, other post-retirement and split dollar life insurance benefits for the three and nine months ended September 30, 2020 were calculated using the most recent available benefit valuations.

    Through the acquisition of the Roselle entities, the Company acquired a non-contributory defined benefit supplemental executive retirement plan with the only participant being a former president of Roselle Bank. For the three and nine months ended September 30, 2020 the Company recorded a net periodic benefit cost of $4,000 and $8,000, respectively, in connection with this plan.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis at September 30, 2020 and December 31, 2019.

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

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at September 30, 2020 and December 31, 2019, by level within the fair value hierarchy:

	September 30, 2020
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$30,668	$30,668	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	1,134,106	—	1,134,106	—
Municipal obligations	1,885	—	1,885	—
Corporate debt securities	74,181	—	74,181	—
Trust preferred securities	4,460	—	4,460	—
Total debt securities available for sale	1,245,300	30,668	1,214,632	—
Equity securities	4,706	4,379	327	—
Derivative assets	22,305	—	22,305	—
	$1,272,311	$35,047	$1,237,264	$—

Derivative liabilities	$47,873	$—	$47,873	$—

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

    There were no Level 3 assets measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019.

Assets Measured at Fair Value on a Non-Recurring Basis

    The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis at September 30, 2020 and December 31, 2019.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at September 30, 2020 and December 31, 2019, by level within the fair value hierarchy:

	September 30, 2020
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$708	$—	$—	$708
Mortgage servicing rights	$774	$—	$—	$774
	$1,482	$—	$—	$1,482

	December 31, 2019
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$1,063	$—	$—	$1,063
Mortgage servicing rights	681	—	—	681
	$1,744	$—	$—	$1,744

    At September 30, 2020, there were no impaired loans or real estate owned measured at fair value on a non-recurring basis.

    The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Impaired loans	$708	Estimated cash flow	Expected value of future cash flows (1)	—%	—%
Mortgage servicing rights	$774	Estimated cash flow	Prepayment speeds and discount rates(3)	8.9% - 27.7%	18.3%

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at September 30, 2020 and December 31, 2019:

	September 30, 2020
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$265,896	$265,896	$265,896	$—	$—
Debt securities available for sale	1,245,300	1,245,300	30,668	1,214,632	—
Debt securities held to maturity	272,712	288,439	5,004	283,435	—
Equity securities	4,706	4,706	4,379	327	—
Federal Home Loan Bank stock	53,416	53,416	—	53,416	—
Loans receivable, net	6,392,712	6,657,586	—	—	6,657,586

Financial liabilities:		—
Deposits	$6,629,648	$6,649,238	$—	$6,649,238	$—
Borrowings	1,015,210	1,027,590	—	1,027,590	—
Derivative liabilities	47,873	47,873	—	47,873	—

	December 31, 2019
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$75,547	$75,547	$75,547	$—	$—
Debt securities available for sale	1,098,336	1,098,336	42,386	1,055,950	—
Debt securities held to maturity	285,756	289,505	19,960	269,545	—
Equity securities	2,855	2,855	2,587	268	—
Federal Home Loan Bank stock	69,579	69,579	—	69,579	—
Loans receivable, net	6,135,857	6,219,008	—	—	6,219,008
Derivative assets	185	185	—	185	—

Financial liabilities:
Deposits	$5,645,842	$5,654,075	$—	$5,654,075	$—
Borrowings	1,407,022	1,411,962	—	1,411,962	—
Derivative liabilities	11,546	11,546	—	11,546	—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss)

    The following tables present the components of other comprehensive (loss) income, both gross and net of tax, for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,
	2020			2019
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive (loss) income:
Unrealized (losses) gains on debt securities available for sale:	$(3,688)	$775	$(2,913)	$6,186	$(1,271)	$4,915
Accretion of unrealized gain on debt securities reclassified as held to maturity	(4)	—	(4)	2	—	2
Reclassification adjustment for gains included in net income	—	—	—	1,256	(291)	965
	(3,692)	775	(2,917)	7,444	(1,562)	5,882
Derivatives:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	2,256	(471)	1,785	(1,619)	340	(1,279)
	2,256	(471)	1,785	(1,619)	340	(1,279)

Employee benefit plans:
Amortization of prior service cost included in net income	(14)	3	(11)	(14)	3	(11)
Reclassification adjustment of actuarial net gain included in net income	(1,071)	225	(846)	(930)	195	(735)
Change in funded status of retirement obligations	(41,434)	8,701	(32,733)	1,887	(397)	1,490
	(42,519)	8,929	(33,590)	943	(199)	744
Total other comprehensive (loss) income	$(43,955)	$9,233	$(34,722)	$6,768	$(1,421)	$5,347

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

	For the Nine Months Ended September 30,
	2020			2019
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gains on debt securities available for sale:	$28,736	$(6,031)	$22,705	$35,781	$(7,479)	$28,302
Accretion of unrealized gain on debt securities reclassified as held to maturity	1	—	1	13	(3)	10
Reclassification adjustment for gains included in net income	370	(81)	289	1,721	(396)	1,325
	29,107	(6,112)	22,995	37,515	(7,878)	29,637
Derivatives:
Unrealized (loss) on swap contracts accounted for as cash flow hedges	(13,050)	2,736	(10,314)	(11,059)	2,324	(8,735)
	(13,050)	2,736	(10,314)	(11,059)	2,324	(8,735)

Employee benefit plans:
Amortization of prior service cost included in net income	(42)	10	(32)	(42)	9	(33)
Reclassification adjustment of actuarial net (loss) included in net income	(3,213)	674	(2,539)	(2,779)	583	(2,196)
Change in funded status of retirement obligations	(37,093)	7,789	(29,304)	(2,785)	585	(2,200)
	(40,348)	8,473	(31,875)	(5,606)	1,177	(4,429)
Total other comprehensive (loss) income	$(24,291)	$5,097	$(19,194)	$20,850	$(4,377)	$16,473

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,
	2020				2019
	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$35,225	$(20,573)	$(67,859)	$(53,207)	$9,981	$(9,462)	$(61,838)	$(61,319)
Current period changes in other comprehensive income (loss)	(2,917)	1,785	(33,590)	(34,722)	5,882	(1,279)	744	5,347
Total other comprehensive income (loss)	$32,308	$(18,788)	$(101,449)	$(87,929)	$15,863	$(10,741)	$(61,094)	$(55,972)

	For the Nine Months Ended September 30,
	2020				2019
	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$9,313	$(8,474)	$(69,574)	$(68,735)	$(13,226)	$(2,006)	$(56,665)	$(71,897)
Effect of adoption of ASU 2016-01	—	—	—	—	(548)	—	—	(548)
Balance at January 1,	9,313	(8,474)	(69,574)	(68,735)	(13,774)	(2,006)	(56,665)	(72,445)
Current period changes in other comprehensive income (loss)	22,995	(10,314)	(31,875)	(19,194)	29,637	(8,735)	(4,429)	16,473
Total other comprehensive income (loss)	$32,308	$(18,788)	$(101,449)	$(87,929)	$15,863	$(10,741)	$(61,094)	$(55,972)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the three and nine months ended September 30, 2020 and 2019:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Three Months Ended September 30,		Affected Line Items in the Consolidated Statements of Income
	2020	2019
	(In thousands)

Reclassification adjustment for gains included in net income	$—	$1,256	Gain on securities transactions
Reclassification adjustment of actuarial net (loss) included in net income	(1,071)	(930)	Other non-interest expense
Total before tax	(1,071)	326
Income (tax) benefit	225	(96)
Net of tax	$(846)	$230

	Accumulated Other Comprehensive Income (Loss) Components
	For the Nine Months Ended September 30,		Affected Line Items in the Consolidated Statements of Income
	2020	2019
	(In thousands)

Reclassification adjustment for gains included in net income	$370	$1,721	Gain on securities transactions
Reclassification adjustment of actuarial net (loss) included in net income	(3,213)	(2,779)	Other non-interest expense
Total before tax	(2,843)	(1,058)
Income (tax) benefit	593	187
Net of tax	$(2,250)	$(871)

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

    Currency Forward Contracts. At September 30, 2020 and December 31, 2019, the Company had no currency forward contracts in place with commercial banking customers.

    Interest Rate Swaps. At September 30, 2020, the Company had interest rate swaps in place with 46 commercial banking customers executed by offsetting interest rate swaps with third parties, with an aggregated notional amount of $170.9 million. At December 31, 2019, the Company had interest rate swaps in place with 22 commercial banking customers executed by offsetting interest rate swaps with third parties, with an aggregated notional amount of $169.9 million. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

    At September 30, 2020 and December 31, 2019, the Company had 32 and 29 interest rate swaps with notional amounts of $445.0 million and $410.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

    For the three and nine months ended September 30, 2020 and 2019, the Company did not record any hedge ineffectiveness associated with these contracts.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
16.    Derivatives and Hedging Activities (continued)

    The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$22,305	Other Liabilities	$47,873
Total derivative instruments		$22,305		$47,873

	December 31, 2019
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$185	Other Liabilities	$11,546
Total derivative instruments		$185		$11,546

    For the three months ended September 30, 2020 and 2019, (gains)/losses of $(44,000) and $75,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties. For the nine months ended September 30, 2020 and 2019, losses of $406,000 and $288,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties.

    At September 30, 2020 and December 31, 2019, accrued interest was $1.1 million and $344,000, respectively.

    The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

    At September 30, 2020, the termination value of derivatives in a net liability position, which includes accrued interest, was $24.5 million. The Company has collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $47.1 million against its obligations under these agreements.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
17.     Revenue Recognition (continued)

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$787	$1,106	$2,706	$3,116
Title insurance fees	1,218	1,350	3,445	3,490
Other non-interest income	1,749	1,189	4,688	3,467
Total in-scope non-interest income	3,754	3,645	10,839	10,073
Total out-of-scope non-interest income	4,155	6,470	10,469	12,855
Total non-interest income	$7,909	$10,115	$21,308	$22,928

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

18.    Subsequent Events

    The Company has evaluated events subsequent to September 30, 2020 and through the financial statement issuance date of November 9, 2020. The Company has not identified any material subsequent events that would require adjustment or disclosure in the consolidated financial statements.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

    Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risk factors and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, the outcome of the recent presidential election, as well as its impact on fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, the effect of the COVID-19 pandemic (including its impact on our borrowers and their ability to repay their loans, and on the local and national economies), asset-liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

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

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total assets increased $676.8 million, or 8.3%, to $8.9 billion at September 30, 2020 from $8.2 billion at December 31, 2019. The increase in total assets was primarily attributable to increases in cash and cash equivalents of $190.3 million, debt securities available for sale of $147.0 million, loans receivable, net, of $256.9 million, bank-owned life insurance of $21.7 million, goodwill and intangible assets of $23.9 million, and other assets of $47.1 million, partially offset by decreases of $13.0 million in securities held to maturity and $16.2 million in Federal Home Loan Bank stock.

Cash and cash equivalents increased $190.3 million, or 252.0% to $265.9 million at September 30, 2020 from $75.5 million at December 31, 2019. The increase was primarily attributable to $155.2 million in cash acquired due to the Roselle merger, and strong growth in deposits, partially offset by $60.3 million in repurchases of common stock under our stock repurchase program.

Debt securities available for sale increased $147.0 million, or 13.4%, to $1.2 billion at September 30, 2020 from $1.1 billion at December 31, 2019. The increase was attributable to $51.5 million of investments acquired in the Roselle merger and purchases of $201.5 million in mortgage-backed securities, partially offset by maturities and calls of $12.4 million in U.S. agency obligations and municipal securities, repayments of $149.8 million, and sales of $20.8 million. The gross unrealized gain on debt securities available for sale increased by $29.7 million during the nine months ended September 30, 2020.

Loans receivable, net, increased $256.9 million, or 4.2%, to $6.4 billion at September 30, 2020 from $6.1 billion at December 31, 2019. The increase included $171.6 million of loans which were acquired due to the Roselle merger, which mainly consisted of one-to-four family real estate loans. The increases in construction and commercial business loans of $8.7 million, and $401.7 million, respectively, were partially offset by decreases in one-to-four family real estate loans, multifamily and commercial real estate and home equity loans and advances of $23.8 million, $56.3 million and $47.2 million, respectively. A significant portion of the increase in commercial business loans included loans granted as part of the SBA Paycheck Protection Program, which totaled $474.9 million at September 30, 2020. The allowance for loan loss balance increased $14.4 million to $76.1 million at September 30, 2020 from $61.7 million at December 31, 2019, which was primarily attributable to consideration of the deterioration of economic conditions and loan performance due to the ongoing COVID-19 pandemic resulting from increases to qualitative factors. The current allowance for loan losses was calculated utilizing the existing incurred loss methodology.

Bank-owned life insurance increased $21.7 million, or 10.3%, to $233.1 million at September 30, 2020 from $211.4 million at December 31, 2019. The increase was primarily attributable to $17.2 million acquired in connection with the Roselle merger.

Goodwill and intangible assets increased $23.9 million, or 34.9%, to $92.5 million at September 30, 2020 from $68.6 million at December 31, 2019. The increase was primarily attributable to $23.8 million in goodwill recorded in connection with the Roselle merger.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other assets increased $47.1 million, or 32.4%, to $192.8 million at September 30, 2020 from $145.7 million at December 31, 2019. The increase in other assets consisted of a $19.9 million balance of a right-of-use asset recognized in connection with the adoption of Accounting Standards Update 2016-02-Leases ("ASU 2016-02"), a $28.7 million increase in the collateral balance related to our swap agreement obligations, and a $16.2 million increase in interest rate swap fair value adjustments, partially offset by a decrease of $26.8 million in the Company's prepaid pension plan balance. An adjustment of $43.6 million was made to the Company's pension plan balance reflecting the revaluation impact related to the voluntary employee retirement program, partially offset by a $12.0 million contribution made to the plan in September 2020.

Total liabilities increased $642.0 million, or 8.9%, to $7.8 billion at September 30, 2020 from $7.2 billion at December 31, 2019. The increase was primarily attributable to an increase in total deposits of $983.8 million, or 17.4%, and an increase in accrued expenses and other liabilities of $51.2 million, or 43.5%, partially offset by a decrease in borrowings of $391.8 million, or 27.8%. The increase in total deposits was partially driven by $333.2 million in deposits assumed in connection with the Roselle merger. Non-interest-bearing and interest-bearing demand deposits increased $382.8 million and $313.3 million, respectively. Money market accounts, savings and club deposits, and certificates of deposits also increased $130.3 million, $109.5 million and $47.8 million, respectively, during the period. The increase in accrued expenses and other liabilities consisted of a $21.0 million lease liability recognized in connection with the adoption of ASU 2016-02, and a $29.6 million increase in interest rate swap liabilities. The decrease in borrowings was primarily driven by maturing long-term borrowings of $181.3 million, a net decrease in short-term borrowings of $321.6 million, and a payoff of $16.6 million of subordinated notes, partially offset by new long-term borrowings of $90.0 million and $ 37.7 million in borrowings assumed from Roselle.

Total stockholders’ equity increased $34.8 million, or 3.5%, to $1.0 billion at September 30, 2020 from $982.5 million at December 31, 2019. The net increase was primarily attributable to net income of $36.9 million, an increase in additional capital of $68.5 million due to the issuance of 4,759,048 shares of Company common stock to Columbia Bank MHC in connection with the Roselle merger, and improved fair values on debt securities within our available for sale portfolio of $23.0 million, partially offset by the repurchase of 4,081,132 shares of common stock totaling $60.3 million under our stock repurchase program.

Comparison of Results of Operations for the Quarter Ended September 30, 2020 and September 30, 2019

Net income of $15.1 million was recorded for the quarter ended September 30, 2020, an increase of $869,000, or 6.1%, compared to net income of $14.2 million for the quarter ended September 30, 2019. The increase in net income was primarily attributable to a $14.6 million increase in net interest income partially offset by a $2.2 million decrease in non-interest income, a $1.4 million increase in the provision for loan losses, and a $10.3 million increase in non-interest expense.

Net interest income was $56.3 million for the quarter ended September 30, 2020, an increase of $14.6 million, or 35.0%, from $41.7 million for the quarter ended September 30, 2019. The increase in net interest income was primarily attributable to an $8.5 million increase in interest income, compounded by a $6.1 million decrease in interest expense. The increase in interest income for the quarter ended September 30, 2020 was largely due to increases in the average balances on loans, securities and other interest-earning assets, which was the result of internal growth and the acquisitions of Stewardship and Roselle, partially offset by decreases in the average yields on these assets. Prepayment penalties, which are included in interest income on loans, totaled $380,000 for the quarter ended September 30, 2020, compared to $758,000 for the quarter ended September 30, 2019.

The average yield on loans for the quarter ended September 30, 2020 decreased 31 basis points to 3.85%, as compared to 4.16% for the quarter ended September 30, 2019, while the average yield on securities for the quarter ended September 30, 2020 decreased 41 basis points to 2.38%, as compared to 2.79% for the quarter ended September 30, 2019. The average yield on other interest-earning assets for the quarter ended September 30, 2020 decreased 484 basis points to 1.26%, as compared to 6.10% for the quarter ended September 30, 2019, as there were substantially higher cash balances in low yielding bank accounts in the 2020 period. Decreases in the average yields on these portfolios for the quarter ended September 30, 2020 were influenced by the lower interest rate environment as the Federal Reserve reduced interest rates by 75 basis points in the third and fourth quarters of 2019, and in response to COVID-19, reduced interest rates again by 150 basis points in March 2020.

Total interest expense was $16.6 million for the quarter ended September 30, 2020, a decrease of $6.1 million, or 26.9%, from $22.7 million for the quarter ended September 30, 2019. The decrease in interest expense was primarily attributable to a 64 basis point decrease in the average cost of interest-bearing deposits which was partially offset by the impact from the increase in the average balance of deposits. The decrease in the cost of deposits was driven by both an inflow of lower costing deposits and the repricing of existing deposits at lower interest rates. Interest on borrowings decreased $2.9 million due to a decrease in the average balance of borrowings coupled with a 99 basis point decrease in the cost of these borrowings due to a lower interest rate environment. During the quarter, excess liquidity was used to repay long-term high rate borrowings as they matured.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company's net interest margin for the quarter ended September 30, 2020 increased 18 basis points to 2.70%, when compared to 2.52% for the quarter ended September 30, 2019. The weighted average yield on interest-earning assets decreased 39 basis points to 3.50% for the quarter ended September 30, 2020 as compared to 3.89% for the quarter ended September 30, 2019. The average cost of interest-bearing liabilities decreased 73 basis points to 1.04% for the quarter ended September 30, 2020 as compared to 1.77% for the quarter ended September 30, 2019. The decreases in yields and costs for the quarter ended September 30, 2020 were largely driven by a continued lower interest rate environment. The net interest margin increased for the quarter as the cost of interest-bearing liabilities repriced lower more rapidly than the yields on interest-earning assets.
The provision for loan losses was $2.5 million for the quarter ended September 30, 2020, an increase of $1.4 million, from $1.2 million for the quarter ended September 30, 2019. The increase was primarily attributable to consideration of the deterioration of economic conditions and loan performance due to the ongoing COVID-19 pandemic which resulted in increases to qualitative risk factors.
Non-interest income was $7.9 million for the quarter ended September 30, 2020, a decrease of $2.2 million, or 21.8%, from $10.1 million for the quarter ended September 30, 2019. The decrease is primarily attributable to a $2.5 million decrease in loan fees and service charges during the quarter and a $1.3 million decrease in gain on securities transactions, partially offset by a $1.5 million increase in gain on sale of loans. Loan fees and service charges were lower due to the decrease in fees related to customer swaps and the impact of the COVID-19 pandemic.

Non-interest expense was $41.4 million for the quarter ended September 30, 2020, an increase of $10.3 million, or 33.2%, from $31.1 million for the quarter ended September 30, 2019. The increase was primarily attributable to an increase in compensation and employee benefits expense of $5.3 million, an increase in occupancy expense of $850,000, and an increase in other non-interest expense of $3.6 million. The increase in compensation and employee benefits expense was primarily attributable to an increase of $3.0 million in expense recorded in connection with a voluntary early retirement program which offered early retirement incentives for qualified Bank employees. The increase in occupancy expense was primarily the result of an increase in the number of branch offices acquired from Stewardship and Roselle. The increase in other non-interest expense includes $1.9 million related to interest rate swap transactions.
Income tax expense was $5.3 million for the quarter ended September 30, 2020, a decrease of $140,000, or 1.0%, as compared to $5.4 million for the quarter ended September 30, 2019. The Company's effective tax rate was 25.8% and 27.5% for the quarters ended September 30, 2020 and 2019, respectively.
Results of Operations for the Nine Months Ended September 30, 2020 and September 30, 2019
Net income of $36.9 million was recorded for the nine months ended September 30, 2020, a decrease of $4.2 million, or 10.2%, compared to net income of $41.2 million for the nine months ended September 30, 2019. The decrease in net income was primarily attributable to a $16.1 million increase in provision for loan losses and a $24.9 million increase in non-interest expense, partially offset by a $38.0 million increase in net interest income.

Net interest income was $162.9 million for the nine months ended September 30, 2020, an increase of $38.0 million, or 30.4%, from $124.9 million for the nine months ended September 30, 2019. The increase in net interest income was primarily attributable to a $33.2 million increase in interest income and a $4.8 million decrease in interest expense. The increase in interest income for the nine months ended September 30, 2020 was largely due to increases in the average balances on loans, securities and other interest-earning assets, which were the result of internal growth and the acquisitions of Stewardship and Roselle, partially offset by decreases in the average yields on these assets. Prepayment penalties, which are included in interest income on loans, totaled $2.0 million for the nine months ended September 30, 2020, compared to $1.6 million for the nine months ended September 30, 2019.

The average yield on loans for the nine months ended September 30, 2020 decreased 20 basis points to 3.98%, as compared to 4.18% for the nine months ended September 30, 2019, while the average yield on securities for the nine months ended September 30, 2020 decreased 32 basis points to 2.55%, as compared to 2.87% for the nine months ended September 30, 2019. The average yield on other interest-earning assets for the nine months ended September 30, 2020 decreased 385 basis points to 2.45%, as compared to 6.30% for the nine months ended September 30, 2019. Decreases in the average yields on these portfolios for the nine months ended September 30, 2020 were influenced by the lower interest rate environment.

Total interest expense was $60.3 million for the nine months ended September 30, 2020, a decrease of $4.8 million, or 7.37%, from $65.1 million for the nine months ended September 30, 2019. The decrease in interest expense on deposits was primarily attributable to a 37 basis point decrease in the average cost of interest-bearing deposits which was partially offset by the impact from the increase in the average balance of deposits. The decrease in the cost of deposits was driven by both an inflow of lower costing

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
deposits and the repricing of existing deposits at a significantly reduced rate. Interest on borrowings decreased $4.4 million due to a 72 basis point decrease in the cost of these borrowings due to a lower interest rate environment, which was partially offset by an increase in the average balance of borrowings.
The Company's net interest margin for the nine months ended September 30, 2020 increased 12 basis points to 2.70%, when compared to 2.58% for the nine months ended September 30, 2019. The weighted average yield on interest-earning assets decreased 24 basis points to 3.69% for the nine months ended September 30, 2020 as compared to 3.93% for the nine months ended September 30, 2019. The average cost of interest-bearing liabilities decreased 46 basis points to 1.28% for the nine months ended September 30, 2020 as compared to 1.74% for the nine months ended September 30, 2019. The decreases in yields and costs for the nine months ended September 30, 2020 were largely driven by a lower interest rate environment. The net interest margin increased for the nine months ended September 30, 2020 as the cost of interest-bearing liabilities repriced lower more rapidly than the yields on interest-earning assets.
The provision for loan losses was $17.8 million for the nine months ended September 30, 2020, an increase of $16.1 million, from $1.7 million for the nine months ended September 30, 2019. The increase was primarily attributable to consideration of the deterioration of economic conditions and loan performance due to the ongoing COVID-19 pandemic which resulted in increases to qualitative factors.
Non-interest income was $21.3 million for the nine months ended September 30, 2020, a decrease of $1.6 million, or 7.1%, from $22.9 million for the nine months ended September 30, 2019. The decrease was primarily attributable to decreases in loan fees and service charges of $3.5 million and gain on securities transactions of $1.4 million partially offset by increases in gain on sale of loans of $2.7 million and other non-interest income of $1.1 million. Loan fees and service charges were lower due to the decrease in fees related to customer swaps and the impact of the COVID-19 pandemic.

Non-interest expense was $117.3 million for the nine months ended September 30, 2020, an increase of $24.9 million, or 26.9%, from $92.5 million for the nine months ended September 30, 2019. The increase was primarily attributable to an increase in compensation and employee benefits expense of $15.1 million, occupancy expense of $2.7 million, and other non-interest expense of $6.8 million. The increase in compensation and employee benefits expense was primarily attributable to an increase of $4.6 million in expense recorded in connection with grants made under the Company's 2019 Equity Incentive Plan and an increase in expense due to a larger number of employees in the 2020 period, which included continuing employees of Stewardship and Roselle. In addition, $3.0 million in expense was recorded in connection with a voluntary early retirement program which offered early retirement incentives for qualified Bank employees. The increase in occupancy expense was primarily the result of an increase in the number of branch offices acquired from Stewardship and Roselle, and the increase in other non-interest expense was due to losses of $1.3 million recorded in connection with the branch consolidation resulting from the Stewardship merger and also includes $4.0 million related to interest rate swap transactions.
Income tax expense was $12.1 million for the nine months ended September 30, 2020, a decrease of $427,000, or 3.4%, as compared to $12.5 million for the nine months ended September 30, 2019. The Company's effective tax rate was 24.7% and 23.3% for the nine months ended September 30, 2020 and 2019, respectively.
Asset Quality

The Company's non-performing loans at September 30, 2020 totaled $10.9 million, or 0.17% of total gross loans, as compared to $6.7 million, or 0.11% of total gross loans, at December 31, 2019. The $4.2 million increase in non-performing loans was primarily attributable to increases of $1.1 million in non-performing one-to-four family real estate loans, $2.3 million in non-performing multifamily and commercial real estate loans and $850,000 in non-performing commercial business loans. The increase in non-performing one-to-four family real estate loans was due to an increase in the number of loans from 10 non-performing loans at December 31, 2019 to 17 non-performing loans at September 30, 2020. The increase in non-performing multifamily and commercial real estate loans was due to an increase in the number of loans from seven non-performing loans at December 31, 2019 to 12 non-performing loans at September 30, 2020. The increase in non-performing commercial business loans was due to an increase in the number of loans from 16 non-performing loans at December 31, 2019 to 31 non-performing loans at September 30, 2020. Non-performing assets as a percentage of total assets totaled 0.12% at September 30, 2020 as compared to 0.08% at December 31, 2019.
For the quarter ended September 30, 2020, net charge-offs totaled $397,000 as compared to $931,000 for the quarter ended September 30, 2019. For the nine months ended September 30, 2020, net charge-offs totaled $3.4 million as compared to $1.4 million for the nine months ended September 30, 2019. The increase in net charge-offs during the nine month period was primarily attributable to a $2.8 million charge-off of one commercial business loan.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company's allowance for loan losses was $76.1 million, or 1.18% of total loans, at September 30, 2020, compared to $61.7 million, or 1.00% of total loans, at December 31, 2019. The increase in the allowance for loan losses is primarily attributable to consideration of economic conditions and loan performance due to the ongoing COVID-19 pandemic which resulted in increases to qualitative factors and, to a lesser extent, due to the growth in the Bank's loan portfolio.
COVID-19
Through September 30, 2020, the Company granted $802.5 million of commercial loan modification requests with respect to multifamily, commercial, and construction real estate loans, and $197.4 million of consumer-related loan modification requests with respect to one-to-four family real estate loans and home equity loans and advances for our customers affected by the COVID-19 pandemic. These short-term loan modifications will be treated in accordance with Section 4013 of the CARES Act and will not be treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, these loans will continue to accrue interest and will not be tested for impairment during the short-term modification period. Commercial loan modification requests include various industries and property types. The following table is a summary of loan modifications that have not begun to remit full payment:

	Balance at July 21, 2020	Percent of Total Loans at June 30, 2020	Balance at September 30, 2020	Percent of Total Loans at September 30, 2020	Balance at October 21, 2020	Percent of Total Loans at October 21, 2020
	(Dollars in thousands)
Real estate loans:
One-to-four family	$73,502	3.40%	$43,515	2.12%	$21,461	1.06%
Multifamily and commercial	447,925	15.59	88,031	3.07	85,482	3.05
Construction	13,525	4.14	13,525	4.40	3,400	1.08
Commercial business loans	34,059	3.79	9,479	1.07	1,850	0.21
Home equity loans and advances	8,427	2.34	1,574	0.46	1,088	0.32
Total loans	$577,438	8.72%	$156,124	2.42%	$113,281	1.78%
At October 21, 2020, $80.8 million of the commercial loans in the above table are remitting partial payments and $48.6 million were granted an additional deferral period of which $46.5 million are remitting payments.
Through September 30, 2020, the Company originated 2,449 loans for $488.5 million under the SBA Paycheck Protection Program. While some borrower applications for forgiveness were filed during the third quarter of 2020, none were approved until October 2020.

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
future cash flows on impaired loans, and determination of loss factors applied to the portfolio segments. These estimates are susceptible to significant change. Management regularly reviews loss experience within the portfolio and monitors current economic conditions and other factors related to the collectability of the loan portfolio. As previously mentioned, the Company elected to defer the adoption of the CECL methodology permitted by the recently enacted CARES Act. The Company expects to adopt CECL on December 31, 2020.

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

    We assessed the impact of the pandemic on the Company’s financial condition, including its determination of the allowance for loan losses as of September 30, 2020. As part of that assessment, the Company considered the effects of the pandemic on economic conditions such as increasing unemployment rates and the shut-down of all non-essential businesses. The Company also analyzed the impact of COVID-19 on its primary market as well as the impact on the Company’s market sectors and its specific customers. As part of its estimation of an adjustment to the allowance due to COVID-19, the Company identified those market sectors

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
or industries that were more likely to be affected, such as hospitality, transportation and outpatient care centers. To determine the potential impact on the Company’s customers, management considered significant revenue declines in a borrower’s business as well as reductions in its operating cash flows and the impact on their ability to repay their loans, and estimated the probability of default and loss-given-default for the various loan categories at September 30, 2020 and assigned a weighting to each scenario. Based on this analysis, management estimated the potential impact resulting from COVID-19, and the adjustment to the allowance that was necessary as of September 30, 2020. During March 2020, management also established an additional qualitative loss factor solely related to the impact of COVID-19 in the calculation. As a result of management’s assessments, the Bank recorded an additional loan loss provision of $2.5 million for the quarter ended September 30, 2020. However, during this period of great uncertainty, the full impact of COVID-19 on the Company’s borrowers is likely to be felt over the next several quarters. As such, future adjustments to the allowance may be required.

    The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Based on all available evidence, a valuation allowance was established for the portion of the state tax benefit that is not more likely than not to be realized. At September 30, 2020 and December 31, 2019, the Company's net deferred tax (liabilities)/assets totaled $(3.9) million and $10.4 million, respectively, which included a valuation allowance against deferred tax assets totaling $9.4 million and $7.4 million, respectively.

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

    The table below sets forth, as of September 30, 2020, Columbia Bank's net portfolio value, the estimated changes in our net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and its subsidiaries only and does not include any assets of the Company.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
(Dollars in thousands)	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
Change in Interest Rates (Basis Points)
+300	$224,532	$12,048	5.67%	$972,963	11.74%	(8.48)%
+200	220,439	7,955	3.74	1,025,450	12.01	(3.55)
+100	216,287	3,803	1.79	1,055,418	12.02	(0.73)
Base	212,484	—	—	1,063,152	11.77	—
-100	203,248	(9,236)	(4.35)	1,013,578	10.95	(4.66)

    As of September 30, 2020, based on the scenarios above, net interest income would increase by approximately 3.74% if rates were to rise 200 basis points, and would decrease by 4.35% if rates were to decrease 100 basis points over a one-year time horizon.

    Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of September 30, 2020, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 3.55%. If rates were to decrease 100 basis points, the model forecasts a 4.66% decrease in the NPV.

    Overall, our September 30, 2020 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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

    Capital Resources. The Company and its subsidiary Bank are subject to various regulatory capital requirements administered by the federal banking regulators, including a risk-based capital measure. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the Office of the Comptroller of the Currency (the "OCC") has similar requirements for the Company's subsidiary bank. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's Consolidated Statements of Financial Condition. Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer capital requirement was fully phased in on January 1, 2019. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of September 30, 2020 and December 31, 2019, each of the Company and the Bank exceeded all capital adequacy requirements to which it is subject.

    The following table presents the Company's and the Bank's actual capital amounts and ratios as of September 30, 2020 and December 31, 2019 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At September 30, 2020:
Total capital (to risk-weighted assets)	$1,086,078	18.66%	$465,585	8.00%	$611,080	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,018,285	17.50%	349,189	6.00%	494,684	8.50%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,011,068	17.37%	261,891	4.50%	407,387	7.00%	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,018,285	11.70%	348,206	4.00%	348,206	4.00%	N/A	N/A

At December 31, 2019:
Total capital (to risk-weighted assets)	$1,061,555	17.25%	$492,438	8.00%	$646,324	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	988,172	16.05	369,328	6.00	523,215	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	980,995	15.94	276,996	4.50	430,883	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	988,172	12.92	305,824	4.00	305,824	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank	(In thousands, except ratio data)
At September 30, 2020:
Total capital (to risk-weighted assets)	$943,563	16.24%	$464,747	8.00%	$609,980	10.50%	$580,933	10.00%
Tier 1 capital (to risk-weighted assets)	870,899	14.99	348,560	6.00	493,793	8.50	464,747	8.00
Common equity tier 1 capital (to risk-weighted assets)	870,899	14.99	261,420	4.50	406,653	7.00	377,607	6.50
Tier 1 capital (to adjusted total assets)	870,899	10.00	348,492	4.00	348,492	4.00	435,615	5.00

At December 31, 2019:
Total capital (to risk-weighted assets)	$844,664	14.25%	$474,125	8.00%	$622,290	10.50%	$592,657	10.00%
Tier 1 capital (to risk-weighted assets)	782,881	13.21	355,594	6.00	503,758	8.50	474,125	8.00
Common equity tier 1 capital (to risk-weighted assets)	782,881	13.21	266,696	4.50	414,860	7.00	385,227	6.50
Tier 1 capital (to adjusted total assets)	782,881	10.25	305,423	4.00	305,423	4.00	381,779	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

    During the quarter ended September 30, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

    The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

    For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. As of September 30, 2020 the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    The following table reports information regarding repurchases of the Company's common stock during the quarter ended September 30, 2020:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2020	12,022	$13.19	—	—
August 1 - 31, 2020	5,987	11.25	—	—
September 1 - 30, 2020	634,095	11.08	624,932	4,375,068
Total	652,104	$11.12	624,932

(1) On September 10, 2020, the Company announced that the Company's Board of Directors authorized a new stock repurchase program for up to 5,000,000 shares of the Company's issued and outstanding common stock, commencing on September 15, 2020.
(2) During the three months ended September 30, 2020, 15,390 shares were repurchased pursuant to forfeitures and 11,782 shares were repurchased for taxes related to the 2019 Equity Incentive Plan and not as part of a share repurchase program.

Item 3.     Defaults Upon Senior Securities

    Not Applicable.

Item 4.     Mine Safety Disclosures

    Not Applicable.

Item 5.     Other Information

    None.

Item 6.     Exhibits

    The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into this Quarterly Report on Form 10-Q.

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2020, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101. INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Columbia Financial, Inc.

Date:	November 9, 2020	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2020	/s/Dennis E. Gibney
Dennis E. Gibney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)