Form 10-K
period 2020-12-31
Columbia Financial, Inc.
filed 2021-03-01
CIK 1723596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 001-38456

COLUMBIA FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware			22-3504946
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No)

19-01 Route 208 North,	Fair Lawn,	New Jersey	07410
(Address of principal executive offices)			(Zip Code)

(800) 522-4167
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common stock, par value $0.01 per share	CLBK	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its managements's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020 was $582.8 million. The number of shares outstanding of the registrant’s common stock as of February 19, 2021 was 109,673,314.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Index Annual Report on Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward-looking statements include, but are not limited to:

•statements of our goals, intentions and expectations;
•statements regarding our business plans, prospects, growth and operating strategies;
•statements regarding the quality of our loan and securities portfolios; and
•estimates of our risks and future costs and benefits.
These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among other things, the following factors:

•general economic conditions, either nationally or in our market area, that are worse than expected;
•changes in the interest rate environment that reduce our net interest margin, reduce the fair value of financial instruments or reduce the demand for our loan products;
•increased competitive pressures among financial services companies;
•changes in consumer spending, borrowing and savings habits;
•changes in the quality and composition of our loan or securities portfolios;
•changes in real estate market values in our market area;
•decreased demand for loan products, deposit flows, competition, or demand for financial services in our market area;
•major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, including the current coronavirus (COVID-19) pandemic, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies;

•legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board;
•our ability to enter new markets successfully and capitalize on growth opportunities;
•our ability to grow our franchise through acquisitions and to successfully integrate any acquired entities;
•technological changes that may be more difficult or expensive than expected, and our inability to respond to emerging technological trends in a timely manner could have a negative impact on our revenue;
•success or consummation of new business initiatives may be more difficult or expensive than expected;
•adverse changes in the securities markets;
•cyber-attacks, computer viruses and other technological risks that may breach the security of our systems and allow unauthorized access to confidential information;
•the inability of third party service providers to perform; and
•changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board, the Public Company Accounting Oversight Board and the Securities and Exchange Commission.

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
On April 19, 2018, the Company completed its minority stock offering and, in connection with the consummation of the offering, issued (i) 62,580,155 shares of its common stock to the MHC, (ii) 3,476,675 shares to the Columbia Bank Foundation, the Bank’s charitable foundation, and (iii) 49,832,345 shares to depositors of the Bank, who subscribed for and were allocated shares in the minority stock offering, as well as the Columbia Bank Employee Stock Ownership Plan (“ESOP”).
Effective October 15, 2020, the Bank has elected and has received regulatory approval to operate as a "covered savings association" pursuant to Section 5A of the Home Owners’ Loan Act, as amended, and the regulations of the Office of the Comptroller of the Currency promulgated thereunder. A covered savings association generally has the same rights and privileges as a national bank, and is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that would apply to a national bank. Management believes that the key benefits of the Bank's election to operate as a covered savings association include the elimination of the requirement to meet the qualified thrift lender test and that the Bank will no longer be subject to the limits on an aggregate amount of commercial loans that are applicable to savings associations.
Our executive offices are located at 19-01 Route 208 North, Fair Lawn, New Jersey 07410 and our telephone number is (800) 522-4167. Our website address is www.columbiabankonline.com. Information on our website should not be considered a part of this report.
Throughout this report, references to “we,” “us” or “our” refer to the Company or the Bank, or both, as the context indicates.
Recent Acquisition History
Atlantic Stewardship Bank. On November 1, 2019, the Company completed its acquisition of Stewardship Financial Corporation (“Stewardship Financial”) and Atlantic Stewardship Bank, the wholly owned subsidiary of Stewardship Financial. At the effective time of the merger, Stewardship Financial merged with and into the Company in a series of transactions, with the Company as the surviving entity, and immediately thereafter, Atlantic Stewardship Bank merged with and into the Bank, with the Bank as the surviving institution. In addition, at the effective time of the merger, each outstanding share of Stewardship Financial common stock was converted into the right to receive from the Company a cash payment equal to $15.75. The total consideration paid was $136.3 million.

    Roselle Bank. On April 1, 2020, the Company completed its acquisition of RSB Bancorp, MHC, RSB Bancorp, Inc. and Roselle Bank (collectively, the “Roselle Entities”). At the effective time of the merger, (i) RSB Bancorp, MHC merged with and into the MHC, with the MHC as the surviving entity, (ii) RSB Bancorp, Inc. merged with and into the Company, with the Company as the surviving entity; and (iii) Roselle Bank merged with and into the Bank, with the Bank as the surviving institution. In addition, at the effective time of the merger, depositors of Roselle Bank became depositors of the Bank and were afforded the same rights and privileges in the MHC as if their accounts had been established at the Bank on the date established at Roselle Bank. At the effective time of the merger, the Company also issued 4,759,048 additional shares of its common stock to the MHC, representing an amount equal to the fair value of the Roselle Entities, as determined by an independent appraiser.

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
Market Area
We are headquartered in Fair Lawn, New Jersey. As of December 31, 2020 we operated 61 full-service banking offices in twelve of New Jersey’s 21 counties. In addition, First Jersey Title Services, Inc., a wholly-owned subsidiary of the Bank, operates in one of our offices in Fair Lawn, New Jersey. We periodically evaluate our network of banking offices to optimize the penetration in our market area. Our business strategy currently includes opening new branches in and around our market area, which may include neighboring states. Our acquisition of Roselle Bank enabled us to enhance our New Jersey market area by expanding into Somerset and Hunterdon counties.
We consider our market area to be the State of New Jersey and the suburbs surrounding both the New York City and Philadelphia metropolitan areas. This area has historically benefited from having a large number of corporate headquarters and a concentration of financial services-related industries located within it. The area also benefits from having a well-educated employment base and a large number of diverse industrial, service, retail and high technology businesses. Other employment is provided by a variety of wholesale trade, manufacturing, federal, state and local governments, hospitals and utilities.
According to a 2020 census projection, the population of our twelve county primary market area totaled approximately nine million. The population in our twelve county market area has increased by 1.0% from 2010 to 2020. According to S&P Global, the weighted average median household income for 2020 for the twelve New Jersey counties that we operate in was $97,516. By contrast, the national median household income for 2020 was $67,761 and the State of New Jersey median income was $89,080. The unemployment rate, not seasonally adjusted, for the State of New Jersey was 4.1% in December 2018, 3.5% in December 2019, and 7.6% in December 2020, which was higher than the national unemployment rate of 3.7% in December 2018 and 6.7% in December 2020, and lower than the national unemployment rate of 3.6% in December 2019. The employment rates significantly increased in 2020 due to the COVID-19 pandemic, but came down from their highest levels experienced earlier in the year.
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
Our competition for loans comes primarily from the competitors referenced above and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies participating in the mortgage market, such as insurance companies, securities companies, financial technology companies and specialty finance firms, along with federal agencies.
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

We intend to continue to emphasize commercial lending and manage existing credit relationships. In the past two years, we have completed our acquisition of Stewardship Financial and the Roselle Entities and have continued to invest in our lending staff, technology and processes to position the Bank for continued growth. Specifically, in the past year, we have hired additional lenders with significant experience in our market area to expand our commercial real estate and commercial and industrial lending efforts. In addition, we will continue to offer competitive pricing for our one-to-four family loan products and continue to invest in lending staff to market these products in New Jersey, New York and Pennsylvania.

Multifamily and Commercial Real Estate Loans. We originate mortgage loans for the acquisition and refinancing of multifamily properties and nonresidential real estate. At December 31, 2020, multifamily and commercial real estate loans totaled $2.8 billion, or 45.7% of our total loan portfolio. Of this amount, $2.3 billion of loans were used for the purchase, financing and/or refinancing of commercial real estate and the financing of income-producing real estate. These loans are generally non-owner-occupied properties in which 50% or more of the primary source of repayment is derived from rental income from unaffiliated third-parties. Our multifamily loans include loans primarily to finance apartment buildings located in the State of New Jersey, and to a lesser extent, in New York and Pennsylvania. Our commercial real estate loans include loans secured by office buildings, retail shopping centers, medical office buildings, industrial, warehouses, hotels, assisted-living facilities and similar commercial properties.
We offer both fixed and adjustable rate multifamily and commercial real estate loans. We originate these loans generally for terms of up to ten years and with payments generally based on an amortization schedule of up to 30 years for multifamily properties, and up to 25 years for commercial properties, and to a lesser extent, we offer loans with an interest only period of up to two years. Our adjustable rate loans are typically fixed from three to ten years.
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
As of December 31, 2020, the average outstanding loan balance within our multifamily loan portfolio was $2.6 million, and the average loan balance within our commercial real estate loan portfolio totaled $1.4 million. At December 31, 2020, our largest multifamily loan was a $50.0 million loan secured by 22 garden style apartment buildings containing 312 total units located in Mercer County, New Jersey. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2020. As of December 31, 2020, our largest commercial real estate loan was a $22.5 million loan to refinance a retail property anchored by a supermarket located in Bergen County, New Jersey. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2020.
One-to-Four Family Residential Loans. We offer fixed-rate and adjustable-rate residential mortgage loans. Our fixed-rate mortgage loans have terms of up to 30 years. At December 31, 2020, one-to-four family residential loans totaled $1.9 billion, or 31.5% of our total loan portfolio. We also offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of up to seven years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a spread above the U.S. Treasury security index. Our adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 5% on any such increase or decrease over the life of the loan. To increase the originations of adjustable-rate loans, we have been originating loans that bear a fixed interest rate for a period of up to seven years (but historically as long as ten years) after which they convert to one-year adjustable-rate loans. Our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although we offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity treasury are underwritten using methods approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”). We do not offer loans with negative amortization and we do not currently offer interest-only residential mortgage loans.
Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. At December 31, 2020, fixed-rate mortgage loans totaled approximately $1.7 billion and adjustable-rate mortgage loans totaled approximately $201.1 million. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.
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
As of December 31, 2020, the average outstanding loan balance within our one-to-four family residential real estate loan portfolio was $268,000. As of December 31, 2020, our largest one to-four family residential real estate loan was a $6.7 million loan secured by a residential property located in Bergen County, New Jersey. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2020.
Commercial Business Loans. We make commercial business loans in our market area to a variety of professionals, sole proprietorships, partnerships and corporations. We offer a variety of commercial lending products such as secured and unsecured loans that include term loans for equipment financing and for business acquisitions, working capital loans, inventory financing and revolving lines of credit. In most cases, fixed-rate loans have terms up to ten years and are fully amortizing. Revolving lines of credit generally will have adjustable rates of interest and will be extended for periods of up to 24 months to support inventory and accounts receivable fluctuations and are subject to periodic review and renewal. Business loans with variable rates of interest adjust on a daily basis and are generally indexed to the prime rate as published in The Wall Street Journal. Unsecured commercial business lending is generally considered to involve a higher degree of risk than secured lending. Risk of loss on an unsecured commercial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan out of ongoing operations. If our estimate of the borrower’s financial ability is inaccurate, we may be confronted with a loss of principal on the loan.
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
We also originate commercial business and real estate loans under the Small Business Administration (“SBA”). Loans originated under this program are partially guaranteed by the SBA and are underwritten within the guidelines set forth by the SBA. As of December 31, 2020, the outstanding balance of our SBA loans was $367.3 million, which is included in the secured and unsecured commercial business loan amounts discussed above. On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law, and included the creation of the SBA's Paycheck Protection Program ("PPP"). The CARES Act authorized the SBA to temporarily guarantee loans under a new loan program under which the SBA will guarantee 100% of the PPP loans made to eligible borrowers. As a qualified SBA lender, the Bank was authorized to originate these loans. As of December 31, 2020, PPP loans totaling $344.4 million are included in the balance of SBA loans.

As of December 31, 2020, the average outstanding loan balance within our commercial business loan portfolio (excluding lines of credit with no outstanding balance and PPP loans) was $395,000. As of December 31, 2020, the average outstanding PPP loan balance was $189,000. At December 31, 2020, our largest commercial business loan was a $12.4 million loan to an automobile dealership located in Passaic County, New Jersey, and was secured by real estate and business assets.
Construction Loans. We originate commercial construction loans primarily to professional builders for the construction and acquisition of personal residences, apartment buildings, retail, industrial, warehouse, office buildings and special purpose facilities. We will originate construction loans on unimproved land in amounts typically up to 65% of the lower of the appraised value or the cost of the land. We also originate loans for site improvements and construction costs in amounts generally up to 75% of as completed and stabilized appraised value. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually six to 36 months. Many of our commercial construction loans are structured to convert to permanent financing upon completion and stabilization. Commercial real estate construction loans are typically based upon the prime rate as published in The Wall Street Journal. At December 31, 2020, we had an outstanding balance of $313.1 million in construction loans for commercial development.
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
As of December 31, 2020, the average outstanding loan balance within our commercial construction loan portfolio was $2.6 million. At December 31, 2020, our largest commercial construction loan exposure had an outstanding balance of $28.9 million and was made to finance an apartment complex located in Monmouth County, New Jersey. The loan payments are current and have been made in accordance with the loan terms at December 31, 2020.
We also originate residential construction loans primarily on a construction-to-permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of our residential construction loans are made to individuals building a personal residence. At December 31, 2020, residential construction loans totaled $15.6 million, or 0.3%, of total loans outstanding. Construction lending, by its nature, entails additional risks compared to one-to-four family mortgage lending, attributable primarily to the fact that funds are advanced based upon a security interest in a project which is not yet complete. We address these risks through our established underwriting policies and procedures performed by our experienced staff.
Home Equity Loans and Advances. We offer consumer home equity loans and advances that are secured by one-to-four family residential real estate, where we may be in a first or second lien position. Historically, we offered home equity loans and advances with a lien junior to second position and some of these junior loans still reside in the loan portfolio at December 31, 2020. In addition, in prior years we also offered adjustable-rate home equity loans with fixed terms, although we no longer offer these loans. We generally offer home equity loans and advances with a maximum combined loan-to-value ratio of 80%. At December 31, 2020, home equity loans and advances totaled $321.2 million, or 5.2%, of our total loan portfolio. Home equity loans have fixed rates of interest and are currently offered with terms of up to 20 years. Home equity advances have adjustable rates and are based upon the prime rate as published in The Wall Street Journal. Home equity advances can have repayment schedules of both principal and interest or interest only paid monthly. We held a first mortgage position on approximately 52.1% of the homes that secured our home equity loans and advances at December 31, 2020.
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
Other Consumer Loans. We offer a variety of other consumer loans, including loans for automobiles, personal loans, unsecured lines of credit, and overdraft lines of credit. Our unsecured lines of credit bear a substantially higher interest rate than our secured loans and lines of credit. At December 31, 2020, other consumer loans totaled $1.5 million.
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
Loan Originations and Purchases. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, online channels, walk-in traffic, advertising and referrals from customers and other business contacts, including attorneys, accountants and other professionals. Residential mortgage loans are also sourced through mortgage brokers, although such loans are underwritten by the Bank in accordance with its underwriting standards.

Occasionally, we purchase participation interests in loans to supplement our lending portfolio. Loan participations totaled $55.4 million at December 31, 2020 and were comprised of 26 commercial real estate loans. Loan participations are subject to the same credit analysis and loan approvals as loans which we originate. We review all of the documentation relating to any loan in which we participate. However, for participation loans, we do not service the loan and, thus, are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.
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
Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our unimpaired capital and reserves. At December 31, 2020, our regulatory limit on loans to one borrower was $138.7 million. At December 31, 2020, the total exposure with our largest lending relationship was $115.5 million and was comprised of ten loans to related borrowers. The loans associated with this relationship were performing in accordance with their original terms at December 31, 2020.
Loan Commitments. We issue commitments for fixed and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.
Delinquent Loans. We identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as a shortfall in collateral value may result in a write down to management’s estimate of net realizable value. The collateral or cash flow shortfall on all secured loans is charged-off when the loan becomes 90 days delinquent or earlier where management determines that the collection of loan principal is unlikely. In the case of unsecured loans, the entire balance deemed uncollectable is charged-off when the loan becomes 90 days delinquent. For more information on how we address credit risk, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Management.”
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
At December 31, 2020, 91.1% of the available for sale portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and, thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2020, corporate debt securities comprised the next largest segment of the available for sale portfolio, totaling 5.3% of the portfolio. At December 31, 2020, the remainder of our available for sale securities portfolio consisted of U.S. government and agency obligations, municipal obligations and trust preferred securities, which comprised 1.9%, 1.3%, and 0.4%, respectively, of the portfolio.

At December 31, 2020, 98.1% of the held to maturity securities portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2020, the remainder of our held to maturity securities portfolio consisted of U.S. government and agency obligations which comprised 1.9% of the portfolio.
At December 31, 2020, we held $5.4 million of securities in our equity portfolio comprised of a trust preferred security that is not traded in an active market,and Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") preferred stock. In addition, the equity portfolio includes Atlantic Community Bankers Bank ("ACBB") stock, which is based on redemption at par value and can only be sold to the issuing ACBB or another institution that holds ACBB stock. Some of these securities receive dividends and all are carried at fair value.
To mitigate the credit risk related to our securities portfolio, we primarily invest in agency and highly-rated securities. As of December 31, 2020, approximately 93.9% of the total portfolio consisted of direct government obligations or government sponsored enterprise obligations, approximately 5.7% of the remaining portfolio was rated at least investment grade and approximately 0.4% of the remaining portfolio was not rated. Securities not rated consist primarily of short term municipal bond anticipation notes, private placement municipal notes issued and guaranteed by local municipal authorities, and equity securities.
Deposit Activities and Other Sources of Funds.
General. Deposits, borrowings and loan and securities repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan and securities repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.
Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit products, including non-interest bearing demand deposits (such as checking accounts to individuals and commercial checking accounts), interest-bearing demand accounts (such as interest-earning checking account products and most municipal accounts), savings and club accounts, money market accounts and certificates of deposit. We have not historically utilized brokered deposits, but assumed $31.6 million of brokered deposits in our acquisition of Stewardship Financial in November 2019. The balance of these brokered deposits at December 31, 2020 is $26.3 million.
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
Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, the rates on borrowings, our liquidity needs, profitability to us, and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our deposit pricing strategy has traditionally been to offer competitive rates on all types of deposit products, and to periodically offer special rates in order to attract deposits. Current strategies include changing the deposit mix to include more core deposits.
Borrowings. We have the ability to utilize advances and overnight lines of credit from the FHLB to supplement our liquidity. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We can also utilize securities sold under agreements to repurchase to provide funding. We maintain access to the Federal Reserve Bank’s discount window and federal funds lines with correspondent banks to supplement our supply of investable funds and to meet deposit withdrawal and contingency funding requirements. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, government-sponsored enterprises (“GSE”) including notes and government agency mortgage-backed securities and CMOs. The types of loans pledged for borrowings include, but are not limited to, one-to four-family real estate mortgage loans, home equity loans and multifamily and commercial real estate loans. At December 31, 2020, we had additional borrowing capacity from the FHLB and the Federal Reserve Bank of New York based on our ability to collateralize such borrowings. Members in good standing with the FHLB can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital.

Regulation and Supervision
General
As a federal savings bank, the Bank is subject to examination, supervision and regulation, primarily by the Office of the Comptroller of the Currency, and, secondarily, by the Federal Deposit Insurance Corporation (“FDIC”) as deposit insurer. Effective October 15, 2020, the Bank has elected and has received regulatory approval to operate as a “covered savings association” pursuant to Section 5A of the Home Owners’ Loan Act, as amended, and the regulations of the Office of the Comptroller of the Currency promulgated thereunder. A covered savings association generally has the same rights and privileges as a national bank, and is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that would apply to a national bank.

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
Federal Banking Regulations
Business Activities. A federal savings bank derives its lending and investment powers form the Home Owners' Loan Act, as amended, and applicable federal regulations. However, as a covered savings association, the Bank generally has the same rights and privileges as a national bank, and is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that would apply to a national bank.

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
    As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the new Community Bank Leverage Ratio at 9%. A financial institution can elect to be subject to this new definition. The Bank elected not to utilize this framework.

At December 31, 2020, the Bank’s capital exceeded all applicable requirements.
Loans-to-One Borrower. Generally, a federal savings bank or national bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2020, the Bank was in compliance with the loans-to-one borrower limitations.
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
Prompt Corrective Action. Under the federal prompt corrective action statute, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4% is considered to be “undercapitalized”. An institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized”. An institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized”.
Generally, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a federal savings bank or national bank that becomes “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized”. Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5.0% of the savings association’s assets at the time it was deemed to be undercapitalized by the Office of the Comptroller of the Currency or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of the Comptroller of the Currency notifies the institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth. The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2020, the Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.
Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, including a covered savings association, which include cash dividends, stock repurchases and other transactions charged to the institution’s capital account. A federal savings bank, including a covered savings association, must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if (i) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years; (ii) the institution would not be at least adequately capitalized following the distribution; (iii) the distribution would violate an applicable statute, regulation, agreement or regulatory condition; or (iv) the institution is not eligible for expedited treatment of its filings. Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend. An application or notice related to a capital distribution may be disapproved if (i) the federal savings association would be undercapitalized following the distribution; (ii) the proposed capital distribution raises safety and soundness concerns or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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
The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:
•be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

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
The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations from 1.5 basis points to 30 basis points.
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
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of New York, the Bank is required to purchase and hold shares of capital stock in the FHLB of New York. As of December 31, 2020, the Bank was in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral and limiting total advances to a member.
Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:
•Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•Truth in Savings Act, prescribing disclosure and advertising requirements with respect to deposit accounts; and

•Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

    The operations of the Bank also are subject to the:

•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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
The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:
•the approval of interstate supervisory acquisitions by savings and loan holding companies; and

•the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

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

Personnel
As of December 31, 2020, we had 557 full-time employees and 71 part-time employees, none of whom is represented by a collective bargaining unit. We believe that our relationship with our employees is good.
Human Capital Management
Columbia Bank and its Board of Directors considers our employees its most valuable asset and we promote an environment that is both rewarding and challenging. We offer many different programs and initiatives to develop our workforce and to ensure the work culture matches our mission of offering a challenging and rewarding work environment for employees while promoting programs that support wellness and the quality of employees’ lives. We encourage our employees to get involved with their communities and through Team Columbia our employees participate in many outreach programs and volunteer events. In addition, the Bank hosts various employee events such as the Annual Service Awards Dinner, Community Service Dinner and holiday events to further promote our culture and to provide opportunities for employee engagement. Though these events were postponed during the pandemic, other virtual events and town halls were held to connect with our employees and to keep communication strong.

At December 31, 2020, we employed 628 full and part time employees throughout the state of New Jersey. During the year ended December 31, 2020, we hired 116 employees, 48 of those coming from the Roselle Bank acquisition. The Bank implemented a hiring freeze during the months of March through August, 2020 due to the pandemic. Our voluntary turnover rate was 7.92% and the involuntary turnover was 10.91% in 2020. The voluntary and involuntary turnover rates were slightly higher than the year ended December 31, 2019. The increase in turnover rate was impacted by employees’ response to the pandemic and their willingness to be a customer facing employee during the pandemic. The Bank also implemented a voluntary early retirement program in July 2020 and 55 employees elected to leave under that program. The Bank also went through a branch consolidation of eight branches due to the acquisitions that occurred in 2019 and 2020.

Retention
In order to retain our talented workforce, we provide a competitive compensation and benefits program to help meet the needs of our employees. We monitor salaries on a regular basis participating in various external salary surveys and analyzing internal reports to ensure market competitiveness and internal equity. The Bank also offers annual incentive programs to further reward our employees based on their performance.

In addition to competitive salaries, we offer comprehensive benefit programs which include equity awards, an Employee Stock Ownership Plan ("ESOP") and a deferred compensation plan (401k) with an employer matching contribution, healthcare and life insurance benefits, health savings accounts, flexible spending accounts, paid time off, family leaves of absence, tuition reimbursement and an employee assistance program.

The human resources department will continue to enhance the wellness programs at the Bank to establish an environment that promotes a holistic approach to well-being that includes: healthy lifestyles, financial stability, mental well being, and decreases the risk of disease, and improves the quality of employee life. The programs will enhance the employee experience at the Bank by giving them the tools necessary to create a healthier lifestyle through the promotion of healthy diets, workplace activities, exercise programs and wellness seminars. Active participants in wellness programs enjoyed health insurance cost advantages. We have also created wellness and quiet rooms in the corporate headquarters for people to be able to take breaks or attend to personal matters. All of these programs are intended to make Columbia Bank an employer of choice.

Learning and Development

We invest in the growth and development of our employees by providing a multi-dimensional approach to learning that empowers, intellectually grows, and professionally develops our colleagues. Our employees receive continuing education courses that are relevant to the banking industry and their job function within the Company. We have developed succession programs that help us to create a pipeline for leadership. Our core curriculum is offered to all employees and helps to build upon the competencies and skills of which we are assessed during the performance management process.

We offer robust training programs on the topics of customer service, sales, change management, digital banking and products and services. As we have evolved into a public organization we have undergone a digital transformation. This initiative resulted in an extensive digital systems training curriculum.

To support our communication and training initiatives during the COVID-19 pandemic, we implemented a learning management system, a new virtual classroom and an eLearning authoring tool that allowed all job functional and soft skills training to continue to be offered at a distance for all colleagues. We also provided training on the collaboration tools that were rolled out by our information technology department. All training initiatives continued to be offered in spite of the pandemic.

Talent Management
Columbia’s human resources and training departments have action plans designed specifically to facilitate the screening, acquisition, development and performance management of a talent pool that aligns with the initiatives of the Bank including promoting quality customer service and enhancing the client experience throughout the Bank. The Bank has funded significant technological investments, including the upgrade of its core banking platform, loan origination systems, document imaging systems, and business intelligence reporting. While these new systems provide enhanced features for customers and automation of routine tasks for staff, they require specialized technical skills to operate and administer. Based on the Bank’s strategic objectives, acquiring and developing a talent pool of well-educated and technically-skilled professionals is essential to support the Bank’s growth plans over the next decade.

We look to develop a diverse employee base to better reflect our customer base and local community. We are working towards impactful recruitment via social media, sharing employee experiences and insights, corporate brand ambassadors, community ambassadors and social and civic organizations. In addition, we enhanced our employee referral program to further assist in our hiring efforts.

Diversity, Equity and Inclusion
Our Diversity, Equity and Inclusion ("DEI") strategy focuses on increasing representation, education, teamwork and collaboration. We will also build a DEI task force made up of employees across the Bank to support additional events that support the diverse employees and clients we support. We practice equity recruiting practices to find top diverse talent and onboard them into the Bank. In addition, we include DEI perspectives in our social media, marketing and branding strategy. We believe that as our footprint grows our brand will expand to reflect the diverse range of clients and communities we support. The Bank is implementing an Environmental Social Governance ("ESG") program and recently named a Diversity Officer to assist in this initiative.

At the Bank, we believe that diversity is a core tenet of our future success. A diverse Board of Directors and workforce increase our creativity and innovation, promote higher quality decisions, enhance economic growth, and represent the shareholders and customers we serve.

Our organization and our Board of Directors are deeply committed to cultivating an inclusive culture where all backgrounds, experiences and perspectives are welcome; where individuals are comfortable being who they are and are encouraged to celebrate their diversity; and where all have opportunities to realize their full personal and professional potential.

Our mission is to ensure that we are diverse across all levels of the organization and that our policies, practices, and actions promote inclusion and continue to strengthen our ability to attract, develop and retain the best talent, while accelerating business growth, increasing shareholder value and supporting our local communities.

Our Board of Directors, executive management, and leadership teams are committed to working together to implement a comprehensive strategy to support, promote, and accelerate diversity and inclusion across the organization with a focus on achieving sustained results, value and impact.

Succession Planning

Succession planning is a critical driver of our transformation. Succession planning efforts are helping our organization become what it needs to be, rather than simply recreating the existing organization. We have programs in place to support these initiatives: Associate Development Program, Career Development Program, Leadership Development Program, Stonier/Wharton School Program, and new ones are being rolled out. We have active support of top leadership and have linked succession to strategic planning. We will be implementing an online interactive performance management system and process that includes a nine box grid (production and performance exercises) to identify talent from multiple organizational levels, early in careers, or with critical skills and leadership potential. There is emphasis on developmental assignments in addition to formal training. Along the way, we are addressing specific human capital challenges, such as diversity, leadership capacity, and retention.

Workplace Safety

We have policies and programs in place that protect our employees and invest in their well-being.

As the threat of the COVID-19 pandemic became clear, we took significant steps to protect the health and safety of our employees.We also provided our employees various outlets to gain emotional assistance during this time through our Employee Assistance Program and webinars provided by our healthcare provider. We were able to provide a safe workplace throughout the pandemic both in the branches and back office departments and implemented technologies for a remote work environment and to accommodate remote workers. We established service level agreements for the work from home environment communicating expectations to employees and receiving employee agreement to the execution of these expectations. These agreements will be monitored on a regular basis. The pandemic required the Bank to modify its facilities to provide additional precautions to ensure the safety of our staff and customers. It is expected that these regiments will continue in 2021. The Bank is nearing completion of the renovation of the corporate headquarters facility that will allow for the envisioned growth of existing department staff and operations consistent with the Bank’s strategic growth objectives.

Subsidiaries
Columbia Financial’s sole banking subsidiary is the Bank. Columbia Financial also maintains two trust subsidiaries, Columbia Financial Capital Trust I (a Delaware statutory trust) and Stewardship Statutory Trust I (a Delaware statutory trust), that were formed in connection with the prior issuance of trust preferred securities. The Stewardship statutory Trust which was acquired by the Bank as a result of its acquisition of Stewardship in November 2019.
Columbia Bank’s active subsidiaries are as follows:
First Jersey Title Services, Inc., a title insurance agency that we acquired in 2002. At December 31, 2020, total assets were approximately $19.4 million. For the year ended December 31, 2020, First Jersey Title Services, Inc. had net income of approximately $478,000.
1901 Commercial Management Co. LLC, which was established in 2009 to hold commercial other real estate owned, and 1901 Residential Management Co. LLC, which was established in 2009 to hold residential other real estate owned. At December 31, 2020, these subsidiaries both held $100,000 in total assets.
2500 Broadway Corp. is a passive investment company that holds an investment in CSB Realty Corp. At December 31, 2020, total assets were approximately $3.7 billion.
CSB Realty Corp., which is a majority owned subsidiary of 2500 Broadway Corp. CSB Realty Corp. is a real estate investment trust which holds commercial real estate, mortgage and home equity loans for investment. At December 31, 2020, total assets were approximately $3.1 billion.
Stewardship Realty LLC, which was formed in 2005 and acquired by the Bank as a result of its acquisition of Stewardship Financial in November 2019, is a New Jersey limited liability company that owns and manages property located at 612 Godwin Avenue Midland Park, New Jersey. At December 31, 2020, total assets were approximately $2.2 million.
Columbia Bank also currently maintains three inactive subsidiaries: (i) Columbia Investment Services, Inc., (ii) Real Estate Management Corp, LLC and (iii) Plaza Financial Services, Inc.

Information About Our Executive Officers

    Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as executive officers:

Name	Position
Thomas J. Kemly	President and Chief Executive Officer
E. Thomas Allen, Jr.	Senior Executive Vice President and Chief Operating Officer
Dennis E. Gibney, CFA	Executive Vice President and Chief Financial Officer
Damodaram Bashyam	Executive Vice President and Chief Information and Digital Officer
Geri M. Kelly	Executive Vice President and Human Resources Officer
John Klimowich	Executive Vice President and Chief Risk Officer
Mark S. Krukar	Executive Vice President and Chief Credit Officer
Oliver E. Lewis, Jr.	Executive Vice President and Head of Commercial Banking
Brian W. Murphy	Executive Vice President and Operations Officer
Allyson Schlesinger	Executive Vice President and Head of Consumer Banking

    Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for the period indicated below. Ages presented are as of December 31, 2020.

    E. Thomas Allen, Jr. was appointed Senior Executive Vice President, Chief Operating Officer of Columbia Bank on December 24, 2014. Mr. Allen began his career with Columbia Bank on October 17, 1994 and held various positions in the finance department. He was promoted to Treasurer in 1996, appointed Vice President, Treasurer in 1998, and named Senior Vice President, Treasurer in 2001. In 2002, Mr. Allen was promoted to Executive Vice President, Chief Financial Officer and served in that capacity until his appointment to Senior Executive Vice President, Chief Operating Officer. Mr. Allen holds a BS/BA in Banking & Finance from the University of Missouri and an MBA in Financial Management from Pace University. Age 63.

Dennis E. Gibney, CFA was appointed Executive Vice President and Chief Financial Officer of Columbia Bank in 2014. Prior to joining Columbia Bank, Mr. Gibney worked for FinPro, Inc. a bank consulting firm, and its wholly owned investment banking subsidiary, FinPro Capital Advisors, Inc., for 17 years. While at FinPro, Mr. Gibney worked on mergers and acquisitions, mutual-to-stock conversions, corporate valuations, strategic planning and interest rate risk management engagements for community banks. Mr. Gibney graduated Magna Cum Laude from Babson College with a triple major in Finance, Investments and Economics. He is a CFA Charterholder and a member of the New York Society of Security Analysts. Age 47.
Damodaram Bashyam was appointed Executive Vice President and Chief Information and Digital Officer of Columbia Bank in December 2019. Prior to joining Columbia Bank, Mr. Bashyam served as Managing Director and Chief Technology Officer of JP Morgan Chase from January 2018 to December 2019, where he was responsible for all aspects of technology delivery for consumer banking. Mr. Bashyam previously served as Vice President, Information Technology for Verizon Wireless from 2013 to 2017, and in various other capacities with Verizon Wireless from 1998 to 2012. Mr. Bashyam holds an Executive MBA in General Management from the Kellogg School of Management, a Master’s degree in Information Systems from the Stevens Institute of Management and a Bachelor’s degree in Computer Science and Engineering from Bangalore University in Karnataka, India. Age 48.
Geri M. Kelly was appointed Executive Vice President, Human Resources Officer of Columbia Bank on January 1, 2012. Ms. Kelly began her career at Columbia Bank in December 1979 and held various positions in the human resources department. In 1998, Ms. Kelly was promoted to Vice President, Human Resources Officer and in December 2000 she was promoted to Senior Vice President, Human Resources Officer. Ms. Kelly served Columbia Bank in that capacity until her appointment to Executive Vice President, Human Resources Officer in 2012. She graduated from Douglass College with a Bachelor’s of Arts degree in Foreign Languages and received her Masters of Business Administration from Rutgers University. Age 63.
John Klimowich was appointed Executive Vice President and Chief Risk Officer of Columbia Bank on October 5, 2013. Mr. Klimowich began working for Columbia Bank in November 1985 and held various positions in the accounting department. Mr. Klimowich was promoted to Senior Vice President, Controller in March 2002 and served Columbia Bank in that capacity until his appointment as Executive Vice President and Chief Risk Officer in 2013. Mr. Klimowich holds a Bachelor’s degree in Economics from William Paterson University and an MBA in Accounting from Seton Hall University. Age 57.
Mark S. Krukar was appointed Executive Vice President and Chief Credit Officer of Columbia Bank in September 2018. He previously served as Executive Vice President and Chief Lending Officer of Columbia Bank in April 2012. Mr. Krukar began his career at Columbia Bank in December 1987 as a Commercial Lender and was promoted to Vice President/Commercial Lending in April 1995. Mr. Krukar was named Senior Vice President/Commercial Lending in 2002 and served in that capacity until he was promoted to Executive Vice President and Chief Lending Officer in 2012. Mr. Krukar graduated Magna Cum Laude with a Bachelor’s degree in Finance and received an MBA in Finance, both from Fairleigh Dickinson University. Age 60.
Oliver E. Lewis, Jr. was appointed Executive Vice President and Head of Commercial Banking of Columbia Bank in January 2021. Mr. Lewis began working for Columbia Bank in May 2019 and served as Senior Vice President, Commercial Banking Market Manager until his appointment as Executive Vice President and Head of Commercial Banking. In this role, Mr. Lewis is responsible for the commercial banking division consisting of the Bank's commercial & industrial, SBA, middle market, commercial real estate and construction lending activities, treasury management sales and the business development department. Prior to joining Columbia Bank, Mr. Lewis served as a Market Executive at JP Morgan Chase and Treasury Services, Regional Sales Executive. Mr. Lewis holds a Bachelor’s degree in Aviation Administration from Embry-Riddle Aeronautical University and received an MBA from Rutgers University. Age 56.
Brian W. Murphy was appointed Executive Vice President, Operations of Columbia Bank in March 2009. Mr. Murphy began his career at Columbia Bank as a Management Trainee in 1981 and held various positions in the retail department. In 1996, Mr. Murphy became Columbia Bank’s Branch Administrator and was promoted to Senior Vice President in 2001. He served Columbia Bank in that capacity until his appointment to Executive Vice President, Operations in 2009. Mr. Murphy holds a Bachelor’s degree in Accounting from William Paterson University. Age 61.

Allyson Schlesinger was appointed Executive Vice President and Head of Consumer Banking of Columbia Bank in September 2018. In this role, Ms. Schlesinger is responsible for the retail banking, retail lending, wealth management and marketing divisions of the Bank. Ms. Schlesinger was previously with Citigroup, Inc. for 25 years, most recently as its Managing Director, U.S. Retail and Division Manager for Citigroup, Inc. in the New York City and New Jersey markets. Ms. Schlesinger holds a Bachelor’s degree from the University of Michigan. Age 49.

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

Risks Related to the COVID-19 Pandemic and Associated Economic Slowdown

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

We have implemented business continuity plans and continue to provide financial services to clients, while taking health and safety measures such as limiting access to the interior of our facilities, installing protective barriers, frequent cleaning of our facilities, providing our staff with personal protective equipment and using a remote workforce where possible. Despite these safeguards, we may nonetheless experience business disruptions.

The continued spread of COVID-19 and the efforts to contain the virus could:

•cause changes in consumer and business spending, borrowing and savings habits, which may affect the demand for loans and other products and services we offer, as well as the creditworthiness of potential and current borrowers;
•cause our borrowers to be unable to meet existing payment obligations, particularly those borrowers that may be disproportionately affected by business shut downs and travel restrictions, such as those operating in the travel, lodging, retail, and entertainment industries, resulting in increases in loan delinquencies, problem assets, and foreclosures;
•cause the value of collateral for loans, especially real estate, to decline in value;
•reduce the availability and productivity of our employees;
•require us to increase our allowance for loan losses;
•cause our vendors and counterparties to be unable to meet existing obligations to us;
•negatively impact the business and collateral and collections of third party service providers that perform critical services for our business;
•impede our ability to close mortgage loans, if appraisers and title companies are unable to perform their functions;
•cause the value of our securities portfolio to decline;
•cause the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us; and
•negatively impact our real estate operations due to a state mandated moratorium on evictions and foreclosures of residential properties.

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

Risks Related to Our Lending Activities

Our multifamily and commercial real estate lending practices expose us to increased lending risks and related loan losses.
At December 31, 2020, our multifamily and commercial real estate loan portfolios totaled $2.8 billion, or 45.7% of our total loan portfolio. Our current business strategy is to continue our originations of multifamily and commercial real estate loans. These loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Further, we may increase our loans to individual borrowers, which would result in larger loan balances. To the extent that borrowers have more than one multifamily or commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to- four family residential real estate loan. Moreover, if loans that are collateralized by multifamily or commercial real estate properties, become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our earnings and financial condition.
Imposition of limits by the bank regulators on commercial and multifamily real estate lending activities could curtail our growth and adversely affect our earnings.
In 2006, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. The balance of these real estate loans represented 283.8% of Columbia Bank’s total risk-based capital at December 31, 2020, and our commercial real estate loan portfolio increased by approximately 50% during the preceding 36 months.
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
We originate commercial construction loans, including speculative construction loans, primarily to professional builders for the construction and acquisition of personal residences, apartment buildings, retail, industrial/warehouse, office buildings and special purpose facilities. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. At December 31, 2020, $328.7 million, or 5.3%, of our loan portfolio, consisted of construction loans, of which $61.3 million, or 19.6% consisted of speculative construction loans. In addition, we originate residential construction loans primarily on a construction-to-permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, with respect to speculative construction loans, repayment often depends on the successful construction or development and ultimate sale of the property and, possibly, unrelated cash needs of the borrowers. Further, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness.

Our concentration of residential mortgage loans exposes us to increased lending risks.
At December 31, 2020, $1.9 billion, or 31.5%, of our loan portfolio was secured by one-to-four family real estate, a significant majority of which is located in the State of New Jersey, and to a lesser extent New York and Pennsylvania, and we intend to continue this type of lending in the foreseeable future. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the local housing market or in the markets in neighboring states in which we originate residential mortgage loans could reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.
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
Prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and securities, and our ongoing operations, costs and profitability. Further, declines in real estate values and sales volumes and elevated unemployment levels may result in higher loan delinquencies, increases in our non-performing and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. Reduction in problem assets can be slow, and the process can be exacerbated by the condition of the properties securing non-performing loans and the lengthy foreclosure process in New Jersey. To the extent that we must work through the resolution of assets, economic problems may cause us to incur losses and adversely affect our capital, liquidity, and financial condition.
Risks Related to Our Growth Strategies

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
Mergers and acquisitions are currently a component of our business model and growth strategy. On November 1, 2019, we completed our acquisition of Stewardship Financial and its wholly owned subsidiary, Atlantic Stewardship Bank, and on April 1, 2020 we completed our acquisition of the Roselle Entities. It is possible that we could acquire other banking institutions, other financial services companies or branches of banks in the future. Acquisitions typically involve the payment of a premium over book and trading values and, therefore, may result in the dilution of our tangible book value per share. Our ability to engage in future mergers and acquisitions depends on various factors, including: (1) our ability to identify suitable merger partners and acquisition opportunities; (2) our ability to finance and complete transactions on acceptable terms and at acceptable prices; and (3) our ability to receive the necessary regulatory and, when required, stockholder approvals. Our inability to engage in an acquisition or merger for any of these reasons could have an adverse impact on the implementation of our business strategies. Furthermore, mergers and acquisitions involve a number of risks and challenges, including (1) our ability to achieve planned synergies and to integrate the branches and operations we acquire, and the internal controls and regulatory functions into our current operations; (2) the integration process could adversely affect our ability to maintain relationships with existing customers; (3) the diversion of management’s attention from existing operations, which may adversely affect our ability to successfully conduct our business and negatively impact our financial results and (4) our ability to identify potential asset quality issues or contingent liabilities during the due diligence process.

Risks Related to Our Business and Industry Generally

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
We are subject to significant interest rate risk as a financial institution with a high percentage of fixed rate loans and certificates of deposit on our balance sheet. From 2015 to 2018 the Federal Reserve Board’s Open Market Committee increased its federal funds rate target from a range of 0.00% to 0.25% to a range of 2.25% to 2.50%. However, beginning in July 2019, the Committee began lowering the target rate in response to a slowing economy, and in March 2020, lowered their target rate back to 0.00%-0.25% in response to the economic impacts of the COVID-19 crisis. This resulted in a steepening of the yield curve to a flattening of the curve as long-term rates fell shortly thereafter. Our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay their loans, particularly adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.

We may be adversely affected by recent changes in U.S. tax laws and regulations.
Changes in tax laws contained in the Tax Cuts and Jobs Act (“Tax Act”), which was enacted in December 2017, included a number of provisions that have had an impact on the banking industry, borrowers and the market for residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 35% to 21%. In addition, other changes which could effect our borrowers include: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for certain home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

Theses changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate affect on taxpayers in states with high residential home prices and high state and local taxes, such as New Jersey and New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Additionally, legislation in New Jersey that was adopted in July 2018 has increased our state income tax liability and our overall tax expense. The legislation imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. Subsequently, in September 2020, New Jersey enacted legislation that restored and extended the 2.5% Corporation Business Tax surcharge to apply retroactively from January 1, 2020 through December 31, 2023. The 2018 legislation also required combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey’s current status as a separate return state, and limited the deductibility of dividends received. These changes are not temporary. All regulations implementing the legislative changes have not yet been issued, so we cannot fully evaluate the impact of the legislation on our overall tax expense. However, the legislation may cause us to lose the benefit of certain of our tax management strategies and may cause our total tax expense to increase.

Municipal deposits are one important source of funds for us and a reduced level of such deposits may hurt our profits.
Municipal deposits are an important source of funds for our lending and investment activities. At December 31, 2020, $599.8 million, or 8.8%, of our total deposits were comprised of municipal deposits, including public funds deposits from local government entities primarily domiciled in the State of New Jersey. Given our use of these high-average balance municipal deposits as a source of funds, our inability to retain such funds could have an adverse effect on our liquidity. In addition, our municipal deposits are primarily demand deposit accounts or short-term deposits and therefore are more sensitive to changes in interest rates. If we are forced to pay higher rates on our municipal deposits to retain those funds, or if we are unable to retain those funds and we are forced to turn to borrowing sources for our lending and investment activities, the interest expense associated with such borrowings may be higher than the rates we are paying on our municipal deposits, which could adversely affect our net income.

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
Our profitability depends upon our continued ability to compete successfully in our market area. We face intense competition both in making loans and attracting deposits. We continue to face stiff competition for one-to four-family residential loans from other financial service providers, including large national residential lenders and local community banks. Other competitors for one-to four-family residential loans include credit unions and mortgage brokers which keep overhead costs and mortgage rates down by selling loans and not holding or servicing them. Our competitors for commercial real estate and multifamily loans include other community banks, commercial lenders and insurance companies, some of which are larger than us and have greater resources and lending limits than we have and offer services that we do not provide, along with government agencies such as Freddie Mac, Fannie Mae and Ginnie Mae. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. We expect competition to remain strong in the future.
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
Economic, social and political conditions or civil unrest in the United States, may affect the markets in which we operate, our customers, our ability to provide customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

Our business may be adversely affected by instability, disruption or destruction in the markets in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or man-made disasters, including storm or other events beyond our control, such as the COVID-19 pandemic, which has resulted in the imposition of related public health measures and travel restrictions, and civil unrest. Such events can increase levels of political and economic unpredictability, result in property damage and business closures within in our markets and increase the volatility of the financial markets. Any of these effects could have a material and adverse impact on our business and results of operations. These events also pose significant risks to the Company’s personnel and to physical facilities, transportation and operations, which could materially adversely affect the Company’s financial results.

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
Changes to LIBOR may adversely impact the value of, and the return on, our loans, securities and derivatives which are indexed to LIBOR
    We have loans, securities and debt obligations whose interest rate is indexed to the London InterBank Offered Rate (LIBOR). The United Kingdom’s Financial Conduct Authority, which is responsible for regulating LIBOR, has announced that the publication of LIBOR is not guaranteed beyond 2021and it appears highly likely that LIBOR will be discontinued or modified by 2021. At this time, no consensus exists as to what reference rate or rates or benchmarks may become acceptable alternatives to LIBOR, although the Alternative Reference Rates Committee (a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York) has identified the Secured Overnight Financing Rate, or SOFR, as the recommend alternative to LIBOR. Uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates may adversely affect the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. The language our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor index to LIBOR would be selected. If a trigger is satisfied, contracts and financial instruments may give us or the calculation agent, as applicable, discretion over the selection of the substitute index for the calculation of interest rates. The implementation of a substitute index or the calculation of interest rates under our loan agreements may result in us incurring significant expenses in effecting the transition and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index, any of which could have an adverse effect on our results of operations. We continue to develop and implement plans to mitigate the risks associated with the expected discontinuation of LIBOR.

The implementation of the Current Expected Credit Loss accounting standard could require us to increase our allowance for credit losses and may have a material adverse effect on our financial condition and results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss model, or CECL. The Company previously elected to defer the adoption of ASU 2016-13 until December 31, 2020 as permitted by the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). However, in late December 2020, the Consolidated Appropriations Act, 2021 was enacted, and extended certain provisions of the CARES Act, which allowed the Company to further extend the adoption of CECL until January 1, 2022. As a result, the Company elected to extend its adoption of CECL in accordance with the recent legislation. This standard requires earlier recognition of expected credit losses on loans and certain other instruments, compared to the incurred loss model. The change to the CECL framework requires us to greatly increase the data we must collect and review to determine the appropriate level of the allowance for credit losses. The adoption of CECL may result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, may have an adverse effect on our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

    None.

Item 2.    Properties

    We conduct our business through our main office and 61 branch offices located in Bergen, Passaic, Morris, Essex, Union, Middlesex, Monmouth, Burlington, Camden, Gloucester, Somerset and Hunterdon Counties in New Jersey. We own 28 properties and lease the other 33 properties. First Jersey Title Services, Inc. operates within one of our branch facilities.

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

Item 4.    Mine Safety Disclosures

    None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing and Holders
    The Company’s common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol “CLBK.” As of February 24, 2021 the Company had approximately 3,808 holders of record of common stock.

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

Total Return Performance
Index Value
190
180
170
160
150
140
130
120
110
100
90
80
4/20/2018
12/31/2018
12/31/2019
12/31/2020
Columbia Financial, Inc.
NASDAQ Composite Index
SNL Thrift $5B-$10B Index
SNL Thrift MHCs Index

	Period Ending
Index	4/20/2018	12/31/2018	12/31/2019	12/31/2020
Columbia Financial, Inc.	100.00	99.16	109.86	100.91
NASDAQ Composite Index	100.00	93.59	127.93	185.39
SNL Thrift $5B-$10B Index	100.00	86.98	106.37	90.71
SNL Thrift MHCs Index	100.00	101.57	123.31	113.10

Source: S&P Global Market Intelligence

Equity Compensation Plan Information
    The following table sets forth information about the Company’s common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2020:

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders:
2019 Equity Incentive Plan	3,798.628	$15.66	1,969,941
Equity compensation plans not yet approved by stockholders:
None.	—	—	—
Total	3,798.628	$15.66	1,969,941

Issuer Purchases of Equity Securities

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2020:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2020	1,516,966	$12.36	1,516,710	2,858,358
November 1 - 30, 2020	973,728	12.36	973,600	1,884,758
December 1 - 31, 2020	1,017,723	15.15	1,015,700	869,058
Total	3,508,417	$13.66	3,506,010

(1)    On September 10, 2020, the Company announced that its Company's Board of Directors authorized a new stock repurchase program to acquire up to 5,000,000 shares of the Company's issued and outstanding common stock, commencing on September 15, 2020. On February 1, 2021, the Company announced that its Board of Directors authorized a new stock repurchase program to acquire up to 5,000,000 shares, or approximately 4.5%, of the Company's then currently issued and outstanding common stock, commencing upon the completion of the Company’s existing stock repurchase program that was approved in September 2020.

(2)    During the three months ended December 31, 2020, 736 shares were repurchased pursuant to forfeitures and 1,671 shares were repurchased for taxes related to the 2019 Equity Incentive Plan and not as part of a share repurchase program.

Item 6.    Selected Consolidated Financial and Other Data

    The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page 82. The information as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018, is derived in part from the audited consolidated financial statements that appear in this Annual Report on Form 10-K. The information at December 31, 2018 and 2017 and September 30, 2017 and 2016 and for the years ended September 30, 2017 and 2016 is derived in part from our audited consolidated financial statements that do not appear in this Annual Report on Form 10-K. The information at or for the year ended December 31, 2017 is unaudited. The information presented below reflects the Company on a consolidated basis and does not include the financial condition, results of operations or other data of Columbia Bank MHC.

	At December 31,				At September 30,
	2020	2019	2018	2017	2017	2016
	(In thousands)
Financial Condition Data:
Total assets	$8,798,536	$8,188,694	$6,691,618	$5,766,500	$5,429,328	$5,037,412
Total cash and cash equivalents	422,957	75,547	42,201	65,498	100,975	45,694
Debt securities available for sale	1,316,952	1,098,336	1,032,868	710,570	557,176	771,779
Debt securities held to maturity	262,720	285,756	262,143	239,618	132,939	—
Loans receivable, net (1)	6,107,094	6,135,857	4,916,840	4,400,470	4,307,623	3,932,242
Deposits	6,778,624	5,645,842	4,413,873	4,263,315	4,123,428	3,822,815
Borrowings	799,364	1,407,022	1,189,180	929,057	733,043	681,990
Stockholder's equity	1,011,287	982,517	972,060	472,070	475,914	439,664

(1) Loans are shown net of allowance for loan losses, deferred costs and fees, purchased premiums and discounts.

	For the Years Ended December 31,				For the Years Ended September 30,
	2020	2019	2018	2017	2017	2016
	(In thousands)
Operating Data:
Interest income	$295,711	$261,083	$226,290	$189,274	$184,226	$168,977
Interest expense	74,138	88,712	62,256	45,965	44,446	43,962
Net interest income	221,573	172,371	164,034	143,309	139,780	125,015
Provision for loan losses	18,447	4,224	6,677	9,826	6,426	417
Net interest income after provision for loan losses	203,126	168,147	157,357	133,483	133,354	124,598
Non-interest income	31,270	31,636	21,688	16,818	17,172	18,927
Non-interest expense	158,139	128,701	145,386	105,421	103,446	93,769
Income before income tax expense	76,257	71,082	33,659	44,880	47,080	49,756
Income tax expense	18,654	16,365	10,923	20,123	16,008	16,803
Net income	$57,603	$54,717	$22,736	$24,757	$31,072	$32,953

	At or For the Years Ended December 31,				At or For the Years Ended September 30,
	2020	2019	2018	2017	2017	2016
Performance Ratios:
Return on average assets	0.66%	0.77%	0.36%	0.46%	0.60%	0.67%
Core return on average assets (1)	0.72	0.77	0.79	0.55	0.70	0.67
Return on average equity	5.67	5.50	2.87	5.37	6.86	7.52
Core return on average equity (2)	6.17	5.51	6.12	6.27	7.93	7.52
Interest rate spread (3)	2.47	2.20	2.45	2.62	2.60	2.48
Net interest margin (4)	2.72	2.58	2.74	2.82	2.80	2.69
Non-interest expense to average assets	1.81	1.82	2.30	1.97	1.98	1.91
Efficiency ratio	62.54	63.09	78.28	65.84	65.91	65.14
Core efficiency ratio (5)	59.65	62.54	59.60	62.80	62.94	65.06
Average interest-earning assets to average interest-bearing liabilities	128.87	128.82	127.27	122.00	122.16	121.32
Average equity to average assets	11.62	14.04	12.53	8.61	8.68	8.92
Basic and diluted earnings per share	$0.52	$0.49	$0.20	N/A	N/A	N/A

Capital Ratios for Columbia Financial:
Total capital (to risk-weighted assets)	18.54%	17.25%	23.45%	15.01%	15.11%	15.93%
Tier 1 capital (to risk-weighted assets)	17.29	16.05	22.19	13.76	13.85	14.68
Common equity tier 1capital (to risk weighted assets)	17.17	15.94	22.19	12.55	12.60	13.29
Tier 1 capital (to adjusted total assets)	11.38	12.92	15.75	10.54	10.59	10.70

Capital Ratios for Columbia Bank:
Total capital (to risk-weighted assets)	16.05%	14.25%	19.04%	14.90%	14.95%	15.67%
Tier 1 capital (to risk-weighted assets)	14.80	13.21	17.79	13.64	13.69	14.42
Common equity tier 1capital (to risk weighted assets)	14.80	13.21	17.79	13.64	13.69	14.42
Tier 1 capital (to adjusted total assets)	9.72	10.25	12.60	10.44	10.47	10.56

Asset Quality Ratios:
Allowance for loan losses to total gross loans	1.21%	1.00%	1.26%	1.31%	1.26%	1.30%
Allowance for loan losses to total non-performing loans	915.60	922.82	2,235.28	891.62	854.31	424.44
Net charge-offs to average outstanding loans	0.09	0.09	0.05	0.08	0.09	0.14
Non-performing loans to total gross loans	0.13	0.11	0.06	0.15	0.15	0.31
Non-performing assets to total assets	0.09	0.08	0.04	0.13	0.13	0.27

Other Data:
Number of offices	61	64	49	48	47	45

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

Reported amounts are presented in accordance with U.S. generally accepted accounting principles ("GAAP"). The tables above contain certain supplemental non-GAAP information that the Company’s management uses in its analysis of the Company’s financial results. Specifically, the Company provides measures based on what it believes are its operating earnings on a consistent basis, and excludes material non-routine operating items which affect the GAAP reporting of results of operations. The Company’s management believes that providing this information to analysts and investors allows them to better understand and evaluate the Company’s core financial results for the periods presented. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names.

The following tables provides a reconciliation of GAAP to non-GAAP core net income and core efficiency ratios for each of the periods presented in the table above.

	For the Years Ended December 31,				For the Years Ended September 30,
	2020	2019	2018	2017	2017	2016
	(Dollars in thousands)
Net income:	$57,603	$54,717	$22,736	$24,757	$31,072	$32,953
Less: gains on securities transactions, net of tax	(279)	(2,006)	(79)	1,689	380	(655)
Add: contribution to charitable foundation, net of tax	—	—	27,466	2,744	3,910	594
Add: voluntary early retirement plan expenses, net of tax	2,255	—	—	—	—	—
Add: merger-related expenses, net of tax	1,500	2,162	—	—	—	—
Add: loss on extinguishment of debt	879	—	—	—	—	—
Add: branch closure expense, net of tax	1,075	—	—	—	—	—
Core net income	$63,033	$54,873	$50,123	$29,190	$35,362	$32,892

	For the Years Ended December 31,				For the Years Ended September 30,
	2020	2019	2018	2017	2017	2016
	(Dollars in thousands)
Non-interest expense	$158,139	$128,701	$145,386	$105,421	$103,446	$93,769
Less:
Voluntary early retirement plan expenses	(3,018)	—	—	—	—	—
Charitable contribution to foundation	—	—	(34,767)	(3,509)	(3,603)	(347)
Merger-related expenses	(1,931)	(2,755)	—	—	—	—
Loss on extinguishment of debt	(1,158)	—	—	—	—	—
Branch closure expenses	(1,434)	—	—	—	—	—
Core non-interest expense	$150,598	$125,946	$110,169	$101,912	$99,843	$93,422

Net interest income	221,573	172,371	164,034	143,309	139,780	125,015
Non-interest income	31,270	31,636	21,688	16,818	17,172	18,927
Total income	252,843	204,007	185,722	160,127	156,952	143,942
Add:
(Gain) loss on securities transactions	(370)	(2,612)	(116)	2,159	1,689	(355)
Core income	$252,473	$201,395	$185,606	$162,286	$158,641	$143,587
Core efficiency ratio	59.65%	62.54%	59.60%	62.80%	62.94%	65.06%

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
Executive Summary
Our primary source of pre-tax income is net interest income. Net interest income is the difference between the interest we earn on our loans and securities and the interest we pay on our deposits and borrowings. Changes in levels of interest rates as well as the balances of interest-earning assets and interest-bearing liabilities affect our net interest income.
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
Our business results are impacted by the pace of economic growth and the level of market interest rates, and the difference between short-term and long-term rates. The Federal Reserve Board is expected to keep rates on hold for the foreseeable future. The Federal Reserve reduced rates by 75 basis points in 2019, and in response to COVID-19, reduced rates again by 150 basis points in March 2020. Throughout this period, competition among banks to secure new customers, loans and deposits has remained fierce, and interest rate spreads have again declined over the last few years. We continue to adhere to our prudent underwriting standards and are committed to originating quality loans. Additionally, we have maintained relatively low levels of non-performing assets, past due loans and charge-offs, through all economic environments.
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
As part of our growth strategy, we will seek to grow our loan portfolio and deposit base at consistent rates of growth. We have a diversified loan portfolio, which includes multifamily and commercial real estate loans, residential mortgage loans, residential and commercial construction loans, commercial business loans and consumer loans (primarily home equity loans and advances). While we intend to continue our focus on originations of one-to-four family residential mortgage loans as we grow our loan portfolio, we expect to continue to shift the mix of our loans over time, from residential mortgage loans, toward commercial loans and, correspondingly, shift our deposit mix toward commercial deposits, particularly non-interest-bearing checking accounts. These strategies along with continued deposit pricing discipline are expected to enhance our net interest margin.

Expanding our commercial business relationships.
Historically, our commercial loan products have consisted primarily of loans secured by multifamily and commercial real estate and construction loans. As part of our growth strategy, we intend to continue our increased focus on commercial business lending, which offers shorter terms and variable rates, helps to manage interest rate risk exposure, and provides us with an opportunity to offer a full range of our products and services, including cash management, and deposit products to commercial customers. In 2020, our commercial business loans increased 55.8% from the year ended December 31, 2019, which was due to the origination of SBA PPP loans which represented 45.7% of the commercial business portfolio at December 31, 2020. Historically, we have focused on lending in New Jersey with only a minimal volume from neighboring states, but anticipate that we will increase the amount of loans originated outside New Jersey as we continue to grow our commercial loan business. We anticipate that any such expansion of our commercial lending to market areas outside New Jersey will increase lending and deposit opportunities in those areas and provide geographic diversification within our portfolio.
Continuing to emphasize the origination of one- to four-family residential mortgage loans.
At December 31, 2020, $1.9 billion, or 31.5%, of our total loan portfolio consisted of one-to-four family residential mortgage loans. Although we expect to shift the mix of our loans over time, from residential mortgage loans, toward commercial loans, we intend to continue to emphasize the origination of one-to-four family residential mortgage loans in the future. We believe there are opportunities to maintain and increase our residential mortgage lending in our market area, and we have made efforts to take advantage of these opportunities by increasing our origination channels.
We originate one-to-four family residential mortgage loans for our own portfolio but periodically sell these loans to third party investors with servicing retained. We offer fixed-rate and adjustable-rate residential mortgage loans, which totaled $1.7 billion and $201.1 million, respectively, at December 31, 2020. To increase the origination of adjustable-rate loans, we intend to continue originating loans that bear a fixed interest rate for a period of up to seven years after which they convert to one-year adjustable-rate loans.
Increasing fee income through continued growth of fee-based activities.
We intend to focus on growing our existing title insurance business, expanding the scope of the wealth management services we provide, and increasing our revenues from loan servicing activities to increase the amount of fees earned from our fee-based businesses. Presently, the majority of Columbia Bank’s revenue comes from net interest income and less than 13% from other sources, including title insurance fees, loan and deposit fees, bank-owned life insurance and gains and losses on the sales of securities and loans. We expect to increase fee income from enhancing interchange services, generating additional commercial loan swap fee income and expanding treasury services.
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
We believe there are branch expansion opportunities within our market area and adjacent markets, including other states, and will seek to grow our deposit base by adding branches to our existing branch network. In addition to deposit generation, our branch network also generates one-to-four family loans, home equity loans and advances and other consumer loans. While we are aware of the industry branch consolidation trends, we believe that in order to attract new customers, we need to selectively expand our network to fill in gaps in the existing footprint and into adjacent markets. We believe that new smaller branch designs, which are more cost-efficient, are more appropriately sized and staffed for the expected transaction volumes.
Our growth strategy also includes the acquisition of other financial institutions within our market area as well as in neighboring states. On November 1, 2019, we completed our acquisition of Stewardship Financial and its wholly owned subsidiary, Atlantic Stewardship Bank, and on April 1, 2020 we completed our acquisition of the Roselle Entities. We intend to continue to actively pursue the acquisition of banks and thrifts, including thrifts in the mutual and mutual holding company structure. In the past, we have relied upon organic growth rather than acquisitions to grow our franchise, and there is no guarantee that we will be successful in pursuing our acquisition strategy.
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
We have embraced the latest technological developments in the banking industry, which we believe allows us to better leverage our employees by enabling them to focus on developing customer relationships, generate retail deposits in an efficient manner, expand the suite of products that we can offer to customers and allow us to compete more efficiently and effectively as we grow. In 2019, we implemented a new commercial loan underwriting and a new relationship monitoring system to better support and manage our commercial customer base. In 2020, faced with the COVID-19 pandemic, we were able to quickly enable remote employee access via the Digital Workplaces initiative, accelerating the release of several digital banking and other Fintech solutions to support our customers. We introduced a new digital mortgage system which greatly expedited the handling of mortgage, home equity and HELOC applications. Internally, we continued to utilize our CRM solutions with additional capabilities. We are in the process of introducing a digital small business lending solution, online chat and appointment scheduling and expect to continue to enhance our digital technology platforms to provide more appealing products and services to our customers and support our sales and marketing initiatives. Currently, we are in the process of upgrading our current company-wide technology infrastructure to support both organic and inorganic growth in the Bank. With the additions of a Chief Information and Digital Officer and Head of Digital Technology Officer, we are strategically positioned to plan and deliver these efforts.
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
We intend to manage our capital position through the growth of assets, as well as the utilization of appropriate capital management tools, consistent with applicable regulations and policies, and subject to market conditions. Under Federal Reserve Board regulations, we were prohibited from repurchasing shares of our common stock for one year following our minority public offering that was completed in April 2018. Since June 2019, we have announced three stock repurchase programs under which we have repurchased an aggregated of 11,130,942 shares of common stock as of December 31, 2020. Most recently, on February 1, 2021, we announced that our Board of Directors authorized a new stock repurchase program to acquire up to 5,000,000 shares, or approximately 4.5%, of our then currently issued and outstanding common stock, commencing upon the completion of our existing stock repurchase program that was approved in September 2020.
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
COVID-19

To assist customers impacted by the COVID-19 pandemic, through January 31, 2021, the Company granted commercial loan modification requests with respect to multifamily, commercial, and construction real estate loans, with current balances of $734.7 million and granted consumer-related loan modification requests with respect to one-to-four family real estate loans and home equity loans and advances with current balances of $178.1 million. Through December 31, 2020, the Company granted commercial loan modification requests with respect to multifamily, commercial, and construction real estate loans with balances of $735.1 million and consumer-related loan modification requests with respect to one-to-four family real estate loans and home equity loans and advances with balances of $180.2 million to customers affected by the COVID-19 pandemic. These short-term loan modifications are being treated in accordance with Section 4013 of the CARES Act and will not be treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, based on current evaluations, generally, we have continued the accrual of interest on these loans during the short-term modification period. The Consolidated Appropriations Act, 2021, which was enacted in late December 2020, extended certain provisions of the CARES Act, including provisions permitting loan deferral extension requests to not be treated as troubled debt restructurings. Commercial loan modification requests include various industries and property types.

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
The allowance for loan losses for loans collectively evaluated for impairment consists of both quantitative and qualitative loss components established for estimated losses inherent in the portfolio. The evaluation of the allowance for loan losses for loans collectively evaluated for impairment excludes impaired loans which are individually evaluated for impairment. We estimate the quantitative component of the allowance for loan losses for loans collectively evaluated for impairment by applying loss factors based upon the loan type categorization and risk ratings assigned to real estate loans and commercial business loans and by applying qualitative adjustments at the portfolio level. Quantitative loss factors give consideration to historical loss experience and migration experience by loan type over a look-back period, adjusted for a loss emergence period. Qualitative adjustments give consideration to other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries and loan volumes, as well as national and local economic trends and conditions. Qualitative adjustments reflect risks in the loan portfolio not captured by the quantitative loss factors and, as such, are evaluated relative to risk levels present over the look-back period. The reserves resulting from the application of both the quantitative experiences and qualitative factors are combined to arrive at the allowance for loan losses for loans collectability evaluated for impairment,
The allowance for loan losses is established through provisions for loan losses charged to income, which is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans. Although we believe that we have established and maintained the allowance for loan losses at appropriate levels, additional reserves may be necessary if future economic and other conditions differ substantially from the current operating environment. In addition, regulatory agencies periodically review the adequacy of our allowance for loan losses as an integral part of their examination process. Such agencies may require us to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination.
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
Accrued or prepaid taxes represent the net estimated amount due to or to be received from tax jurisdictions either currently or in the future and are reported in other assets or other liabilities in our consolidated financial statements. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of December 31, 2020 and 2019. Therefore, the Company has no unrecognized income tax benefits as of those dates.

As of December 31, 2020, we had net deferred tax assets totaling $7.2 million. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the federal deferred tax assets and that it is more likely than not that the benefits from certain state temporary differences will not be realized. In recognition of this risk, we have provided a valuation allowance of $3.4 million as of December 31, 2020 on the deferred tax assets related to the Bank’s state net operating losses and temporary differences.
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
Pending Accounting Pronouncements
    In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures, and adding disclosure requirements identified as relevant. Among other changes, the ASU adds disclosure requirements to Topic 715-20 for the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in benefit obligation for the period. The amendments remove disclosure requirements for the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer, and the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for post-retirement health care benefits. ASU 2018-14 is effective for fiscal years beginning after December 15, 2020, including interim reporting periods within that reporting period, with early adoption permitted. The update is to be applied on a retrospective basis. The Company adopted this ASU effective January 1, 2021, and as its adoption is only disclosure related, it did not have a significant impact on the Company's consolidated financial statements.

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

    The Company elected to defer the adoption of the CECL methodology until December 31, 2020 as permitted by the enacted Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). In late December 2020, the Consolidated Appropriations Act, 2021 was enacted, and extended certain provisions of the CARES Act, which allowed the Company to extend the adoption of CECL until January 1, 2022. The Company elected to extend its adoption of CECL in accordance with recent legislation, and will adopt the above mentioned ASUs related to Financial Instruments -Credit Losses (Topic 326) using a modified retrospective approach. Our CECL methodology includes the following key factors and assumptions for all loan portfolio segments:

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

    Based on several analyses performed, as well as an implementation analysis utilizing existing exposures and forecasts of macroeconomic conditions at December 31, 2020, we currently expect the adoption of ASU 2016-13 will result in a decrease between 10% and 20% in our allowance for loan losses and our reserves for unfunded commitments. If the Company was required to adopt CECL as of January 1, 2021, the impact of the adoption would result in a decrease in reserves consistent with the above range.

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

Comparison of Financial Condition at December 31, 2020 and 2019

General
Total assets increased $609.8 million, or 7.4%, to $8.8 billion at December 31, 2020 from $8.2 billion at December 31, 2019. The increase in total assets was primarily attributable to increases in cash and cash equivalents of $347.4 million, debt securities available for sale of $218.6 million, bank-owned life insurance of $21.4 million, goodwill and intangible assets of $18.8 million, and other assets of $64.1 million. These increases were impacted by the acquisition of assets with fair values totaling $422.1 million in connection with the acquisition of the Roselle Entities. Total liabilities increased $581.1 million, or 8.1%, to $7.8 billion at December 31, 2020 from $7.2 billion at December 31, 2019. The increase was primarily attributable to an increase in deposits of $1.1 billion, or 20.1%, and an increase in accrued expenses and other liabilities of $58.9 million, or 50.0%, partially offset by a decrease in borrowings of $607.7 million, or 43.2%. The increase in total deposits was impacted by the assumption of $333.2 million in deposits in connection with the acquisition of the Roselle Entities. Stockholders’ equity increased $28.8 million, or 2.9%, to $1.0 billion at December 31, 2020 from $982.5 million at December 31, 2019, primarily due to net income of $57.6 million, an increase in additional capital of $68.5 million due to the issuance of 4,759,048 shares of Company common stock to Columbia Bank MHC in connection with the acquisition of the Roselle Entities, and improved fair values on debt securities within the available for sale portfolio of $27.2 million, partially offset by the repurchase of approximately 7,587,142 shares of common stock totaling $108.2 million and the increase in the funded status of retirement plan obligations of $14.2 million.
Securities
Debt securities available for sale and held to maturity increased $195.6 million, or 14.1%, to $1.6 billion at December 31, 2020 from $1.4 billion at December 31, 2019. The increase in securities during 2020 was primarily impacted by the acquisition of $66.7 million in securities from Roselle Bank, coupled with an increase in the unrealized gain on the debt securities available for sale portfolio. We continue to focus on maintaining a high quality securities portfolio that provides consistent cash flows in changing interest rate environments. At December 31, 2020, our total securities portfolio was 18.0% of total assets, as compared to 16.9% at December 31, 2019.
At December 31, 2020, 91.1% of the debt securities available for sale portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2020, corporate debt securities comprised the next largest segment of the available for sale portfolio, totaling 5.3%. At December 31, 2020, the remainder of our available for sale securities portfolio consisted of U.S. government and agency obligations, municipal obligations and trust preferred securities, which comprised 1.9%, 1.3% and 0.4%, respectively.
At December 31, 2020, 98.1% of the debt securities held to maturity portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2020, the remaining 1.9% of our held to maturity securities portfolio consisted of U.S. government and agency obligations.
To mitigate the credit risk related to our securities portfolio, we primarily invest in agency and highly-rated securities. At December 31, 2020, approximately 93.9% of the total portfolio consisted of direct government obligations or government sponsored enterprise obligations, approximately 5.7% of the portfolio was rated at least investment grade and approximately 0.4% of the portfolio was not rated. Securities not rated consist primarily of short term municipal bond anticipation notes, private placement municipal notes issued and guaranteed by local municipal authorities and equity securities.
    The following table sets forth the amortized cost and fair value of securities at December 31, 2020, 2019 and 2018:

	At December 31,
	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$24,425	$25,549	$42,081	$42,386	$54,821	$54,157
Mortgage-backed securities and collateralized mortgage obligations	1,163,613	1,200,394	968,165	979,881	934,631	920,007
Municipal obligations	16,845	16,862	2,284	2,284	987	987
Corporate debt securities	67,628	69,477	68,613	69,180	54,493	53,467
Trust preferred securities	5,000	4,670	5,000	4,605	5,000	4,250
Total securities available for sale	$1,277,511	$1,316,952	$1,086,143	$1,098,336	$1,049,932	$1,032,868
Debt securities held to maturity:
U.S. government and agency obligations	$5,000	$5,001	$20,000	$19,960	$23,404	$23,241
Mortgage-backed securities and collateralized mortgage obligations	257,720	272,090	265,756	269,545	238,739	231,600
Total debt securities held to maturity	$262,720	$277,091	$285,756	$289,505	$262,143	$254,841
Equity securities	$3,785	$5,418	$1,989	$2,855	$1,196	$1,890
Total securities	$1,544,016	$1,599,461	$1,373,888	$1,390,696	$1,313,271	$1,289,599

    At December 31, 2020 and 2019, securities with carrying values of $164.4 million and $298.3 million, respectively, were in net unrealized loss positions that totaled $1.3 million and $2.4 million, respectively. The decrease in unrealized losses on securities in

2020 was primarily due to the decrease in market interest rates between periods. When evaluating for impairment, we consider the duration and extent to which fair value is less than cost, the creditworthiness and near-term prospects of the issuer, the likelihood of recovering our investment, whether we have the intent to sell the security, or whether it is more likely than not that we will be required to sell the security before recovery, and other available information to determine the nature of the decline in the fair value of the securities.

At December 31, 2020, the unrealized losses in the portfolio were mainly attributed to GSE mortgage-backed securities and GSE CMOs. The temporary loss position associated with these securities was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. As we do not intend to sell the securities, nor is it more likely than not that we will be required to sell the securities before the anticipated recovery, we do not consider the securities to be other-than-temporarily impaired at December 31, 2020. During the years ended December 31, 2020 and 2019, we did not record an other-than-temporary impairment charge on securities.
At December 31, 2020 and 2019, we had no securities in a single company or entity (other than United States Government and United States GSE securities) that had an aggregate book value in excess of 5% of our equity.
The following tables set forth the stated maturities and weighted average yields of securities at December 31, 2020. Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges.
Equity securities are not included in the table based on lack of a maturity date. The tables present contractual final maturities for mortgage-backed securities and does not reflect repricing or the effect of prepayments.

	At December 31, 2020
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Debt securities available for sale:
U.S. government and agency obligations	$—	—%	$20,876	1.97%	$4,673	2.62%	$—	—%	$25,549	2.07%
Mortgage-backed securities and collateralized mortgage obligations	2,187	2.73	95,739	1.91	334,585	2.34	767,883	2.52	1,200,394	2.42
Municipal obligations	16,378	0.47	—	—	—	—	484	4.00	16,862	0.57
Corporate debt securities	5,002	0.97	23,530	2.65	40,945	3.53	—	—	69,477	3.05
Trust preferred securities	—	—	—	—	4,670	0.98	—	—	4,670	—
Total	$23,567	0.79%	$140,145	2.04%	$384,873	2.45%	$768,367	2.52%	$1,316,952	2.42%

	At December 31, 2020
	More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Debt securities held to maturity:
U.S. government and agency obligations	$5,000	0.72%	$—	—%	$—	—%	$5,000	0.72%
Mortgage-backed securities and collateralized mortgage obligations	71,011	2.68	42,548	3.15	144,161	3.05	257,720	2.96
Total	$76,011	2.55%	$42,548	3.15%	$144,161	3.05%	$262,720	2.92%

Loans receivable

    Total gross loans decreased $6.8 million, or 0.1%, to $6.16 billion at December 31, 2020 from $6.17 billion at December 31, 2019. One-to-four family real estate loans and multifamily and commercial real estate loans decreased $136.8 million, or 6.6%, and $102.0 million, or 3.5%, respectively, during 2020 primarily as a result of a high volume of prepayments on loans, which more than offset decreased originations volumes resulting from the pandemic. Construction loans increased $29.8 million, or 10.0%, during 2020 to $328.7 million from $298.9 million at December 31, 2019. Commercial business loans also increased $269.7 million, or 55.8%, to $752.9 million from $483.2 million at December 31, 2019 primarily as a result of the loans granted as part of the SBA PPP, which totaled $344.4 million at December 31, 2020.

Our consumer loan originations, which are primarily comprised of home equity loans and advances, continue to be impacted by weak demand. The reduction in volume was influenced by the low interest rate environment, additional tightening of underwriting on these types of loans, and newly enacted restrictions on the tax deductibility of home mortgage interest. As a result of these factors, home equity loans and advances decreased $67.0 million, or 17.2% during 2020.
The following tables present the loan portfolio for the periods indicated:

	At December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$1,940,327	31.5%	$2,077,079	33.7%
Multifamily and commercial	2,817,965	45.7	2,919,985	47.3
Construction	328,711	5.3	298,942	4.8
Total real estate loans	5,087,003	82.6	5,296,006	85.9
Commercial business loans	752,870	12.2	483,215	7.8
Consumer loans:
Home equity loans and advances	321,177	5.2	388,127	6.3
Other consumer loans	1,497	—	1,960	—
Total consumer loans	322,674	5.2	390,087	6.3
Total gross loans	6,162,547	100.0%	6,169,308	100.0%
Purchased credit-impaired loans	6,345		7,021
Net deferred loan costs, fees and purchased premiums and discounts	12,878		21,237
Allowance for loan losses	(74,676)		(61,709)
Loans receivable, net	$6,107,094		$6,135,857

	At December 31,				At September, 30,
	2018		2017		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$1,830,186	36.9%	$1,615,000	36.3%	$1,578,835	36.3%	$1,553,345	39.1%
Multifamily and commercial	2,142,154	43.2	1,870,475	42.1	1,821,982	41.9	1,558,939	39.2
Construction	261,473	5.3	233,652	5.3	218,408	5.0	188,480	4.7
Total real estate loans	4,233,813	85.4	3,719,127	83.7	3,619,225	83.2	3,300,764	83.0
Commercial business loans	333,876	6.7	277,970	6.3	267,664	6.1	177,742	4.5
Consumer loans:
Home equity loans and advances	393,492	7.9	447,920	10.0	464,962	10.7	497,797	12.5
Other consumer loans	1,108	—	998	—	1,270	—	1,331	—
Total consumer loans	394,600	7.9	448,918	10.0	466,232	10.7	499,128	12.5
Total gross loans	4,962,289	100.0%	4,446,015	100.0%	4,353,121	100.0%	3,977,634	100.0%
Net deferred loan costs, fees and purchased premiums and discounts	16,893		12,633		9,135		6,475
Allowance for loan losses	(62,342)		(58,178)		(54,633)		(51,867)
Loans receivable, net	$4,916,840		$4,400,470		$4,307,623		$4,307,729

    Loan Maturity

    The following table sets forth certain information at December 31, 2020 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments that significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. The table reflects final maturities for construction loans that convert to permanent loans. Demand loans having no stated schedule of repayments or maturity are reported as due in one year or less.

	December 31, 2020
	Real Estate
	One-to-four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Amounts due in:
One year or less	$900	$115,276	$235,248	$211,404	$769	$825	$564,422
More than one year to five years	32,452	888,003	63,764	419,929	19,186	672	1,424,006
More than five years to ten years	184,703	1,360,894	14,498	96,731	63,605	—	1,720,431
More than ten years	1,722,272	453,792	15,201	24,806	237,617	—	2,453,688
Total	$1,940,327	$2,817,965	$328,711	$752,870	$321,177	$1,497	$6,162,547

    The following table sets forth all loans at December 31, 2020 that are due after December 31, 2021 and have either fixed interest rates or floating or adjustable interest rates:

	Due After December 31, 2021
	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One-to-four family	$1,738,303	$201,124	$1,939,427
Multifamily and commercial	990,640	1,712,049	2,702,689
Construction	21,755	71,708	93,463
Commercial business loans	461,307	80,159	541,466
Consumer loans:
Home equity loans and advances	200,369	120,039	320,408
Other consumer loans	672	—	672
Total loans	$3,413,046	$2,185,079	$5,598,125

    Loan Originations and Sales
    The following table shows loans originated, purchased, sold and other reductions in loans during the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Total loans at beginning of period	$6,197,566	$4,979,182	$4,458,648
Originations:
Real estate loans:
One-to-four family	589,871	499,430	430,548
Multifamily and commercial	285,719	347,867	320,845
Construction	150,482	204,838	186,726
Total real estate loans	1,026,072	1,052,135	938,119
Commercial business loans	583,713	139,922	130,542
Consumer loans:
Home equity loans and advances	67,823	93,217	68,721
Other consumer loans	98	354	113
Total consumer loans	67,921	93,571	68,834

Total loans originated	1,677,706	1,285,628	1,137,495

Purchases	—	89,774	32,251
Loans acquired	171,593	757,223	—
Less:
Principal payments, repayments, and other items, net	(1,486,288)	(685,862)	(601,611)
Loan sales	(147,377)	(113,617)	(35,654)
Securitization of loans	(117,259)	(21,615)	—
Transfer of loans receivable to loans held-for-sale	(114,171)	(93,147)	(11,696)
Transfer to real estate owned	—	—	(251)
Total loans receivable at end of period	$6,181,770	$6,197,566	$4,979,182

    Deposits

    Our primary source of funds is our deposits, which are comprised of non-interest bearing and interest-bearing transaction accounts, money market deposit accounts, savings and club accounts and certificates of deposit.

Deposits increased $1.1 billion, or 20.1%, to $6.8 billion at December 31, 2020 from $5.6 billion at December 31, 2019. The increase in deposits was partially driven by $333.2 million in deposits assumed in connection with the acquisition of the Roselle Entities. The balances of non-interest bearing demand, interest-bearing demand, money market, and savings and club accounts, increased as we strategically priced our deposit products and utilized marketing campaigns to attract non-maturity deposits. Municipal deposits totaled $599.8 million at December 31, 2020 compared to $526.0 million at December 31, 2019. We continue our efforts to emphasize deposit taking though various channels.
During 2020, non-interest bearing demand accounts increased $396.2 million, or 41.3%, due to an increase in commercial checking and Advantage Plus checking account balances. During 2020, interest-bearing demand accounts increased $468.8 million, or 27.2%, due to an increase in our Yield Plus product and an increase in municipal deposits of $73.8 million, or 14.0%. Money market accounts increased $177.8 million, or 43.3%, while certificates of deposits decreased $54.8 million, or 2.7%. We have focused on obtaining non-maturity deposit products by offering attractive pricing and promotions and by deepening our existing customer relationships.
The following table sets forth the deposit balances as of the periods indicated:

	At December 31,
	2020		2019		2018
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)

Non-interest-bearing demand	$1,354,605	17.0%	$958,442	17.0%	$723,794	16.4%
Interest-bearing demand	2,189,164	30.4	1,720,383	30.5	1,219,381	27.6
Money market accounts	588,180	7.3	410,392	7.3	259,694	5.9
Savings and club deposits	688,309	9.6	543,480	9.6	510,688	11.6
Certificates of deposit	1,958,366	35.7	2,013,145	35.7	1,700,316	38.5
Total deposits	$6,778,624	100.0%	$5,645,842	100.0%	$4,413,873	100.0%

    We are required to pledge securities to secure municipal deposits. At December 31, 2020 and 2019, we had pledged securities totaling $546.3 million and $398.2 million, respectively, to secure these deposits.

    The following table sets forth the deposit activity for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Beginning balance	$5,645,842	$4,413,873	$4,263,315
Increase before interest credited	1,077,536	1,170,418	111,035
Interest credited	55,246	61,551	39,523
Net increase in deposits	1,132,782	1,231,969	150,558
Ending balance	$6,778,624	$5,645,842	$4,413,873

    The following table sets forth the time remaining until maturity for certificates of deposit of $100,000 or more at December 31, 2020:

Balance
(In thousands)
Maturity Period:
Three months or less	$220,846
Over three through six months	228,341
Over six through twelve months	369,886
Over twelve months	201,416
Total	$1,020,489

    The following table sets forth all of our certificates of deposit classified by interest rate as of the dates indicated:

	At December 31,
	2020	2019	2018
	(In thousands)

Less than 0.50%	$477,849	$19,169	$35,706
0.50% to 0.99%	358,562	9,007	21,856
1.00% to 1.49%	181,037	123,708	260,444
1.50% to 1.99%	307,957	576,354	709,778
2.00% to 2.49%	226,922	580,882	339,036
2.50% to 2.99%	384,284	678,681	333,496
3.00% and greater	21,755	25,344	—
Total	$1,958,366	$2,013,145	$1,700,316
    The following table sets forth the amount and maturities of our certificates of deposit by interest rate at December 31, 2020:

	Period to Maturity
	One Year or Less	More Than One Year to Two Years	More Than Two Years to Three Tears	More Than Three Years to Four Years	More Than Four Years	Total	Percentage of Certificate Accounts
	(Dollars in thousands)

Less than 0.50%	$370,585	$102,237	$4,716	$311	$—	$477,849	24.40%
0.50% to 0.99%	294,932	41,275	3,747	155	18,453	358,562	18.31%
1.00% to 1.49%	137,895	19,919	6,154	4,348	12,721	181,037	9.24%
1.50% to 1.99%	241,601	44,222	8,925	6,185	7,024	307,957	15.73%
2.00% to 2.49%	186,951	23,735	7,378	6,036	2,822	226,922	11.59%
2.50% to 2.99%	247,888	106,056	21,655	5,824	2,861	384,284	19.62%
3.00% and greater	14,277	135	234	159	6,950	21,755	1.11%
Total	$1,494,129	$337,579	$52,809	$23,018	$50,831	$1,958,366	100.00%

The following tables set forth the average balances and weighted average rates of our deposit products at the dates indicated:

	For the Years Ended December 31,
	2020			2019
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,215,352	19.04%	—%	$776,850	16.11%	—%
Interest-bearing demand	1,945,075	30.47	0.65	1,420,667	29.47	1.24
Money market accounts	510,189	7.99	0.57	286,281	5.94	0.80
Savings and club deposits	623,964	9.78	0.16	495,261	10.27	0.16
Certificates of deposit	2,088,488	32.72	1.85	1,842,243	38.21	2.22
Total	$6,383,068	100.00%	0.87%	$4,821,302	100.00%	1.28%

	For the Year Ended December 31,
	2018
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$704,155	15.75%	—%
Interest-bearing demand	1,323,766	29.61	0.86
Money market accounts	299,389	6.70	0.51
Savings and club deposits	628,746	14.06	0.16
Certificates of deposit	1,514,843	33.88	1.69
Total	$4,470,899	100.0%	0.88%

Borrowings
We have the ability to utilize advances and overnight lines of credit from the FHLB to supplement our liquidity. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We can also utilize securities sold under agreements to repurchase to provide funding. We maintain access to the Federal Reserve Bank’s discount window and federal funds lines with correspondent banks for additional contingency funding. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, government-sponsored enterprises ("GSE") including notes and government agency mortgage-backed securities and CMOs. The types of loans pledged for borrowings include, but are not limited to, one-to-four family real estate loans home equity loans and multifamily and commercial real estate loans.

    The following table sets forth the outstanding borrowings and weighted averages at the dates or for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Maximum amount outstanding at any month-end during the year:
Lines of credit	$186,600	$180,300	$195,200
FHLB advances	1,139,580	1,275,391	1,029,580
Subordinated notes	16,675	16,936	—
Junior subordinated debentures	6,949	6,932	51,258
Securities sold under repurchase agreements	—	—	10,000

Average outstanding balance during the year:
Lines of credit	$29,859	$77,165	$95,193
FHLB advances	1,092,774	1,056,115	816,839
Subordinated notes	11,067	2,881	—
Junior subordinated debentures	8,481	1,253	31,422
Securities sold under repurchase agreements	1,913	—	82

Weighted average interest rate during the year:
Lines of credit	1.42%	2.28%	2.27%
FHLB advances	1.62	2.39	2.09
Subordinated notes	4.05	3.92	—
Junior subordinated debentures	3.48	5.19	11.03
Securities sold under repurchase agreements	—	—	3.66

Balance outstanding at end of the year:
Lines of credit	$—	$107,800	$159,600
FHLB advances	792,412	1,275,391	1,029,580
Subordinated notes	—	16,899	—
Junior subordinated debentures	6,952	6,932	—

Weighted average interest rate at end of year:
Lines of credit	—%	1.81%	2.60%
FHLB advances	1.18	2.09	2.40
Subordinated notes	—	6.75	—
Junior subordinated debentures	3.20	5.09	—

Comparison of Financial Condition at December 31, 2019 and 2018

    For a comparison of the Company’s financial condition at December 31, 2019 and 2018, please see the section captioned “Comparison of Financial Condition at December 31, 2019 and 2018” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations for the Year Ended December 31, 2020

    Financial Highlights

Net income was $57.6 million for the year ended December 31, 2020 as compared to $54.7 million for the year ended December 31, 2019, an increase of $2.9 million, or 5.3%. The increase was attributable to an increase in net interest income of $49.2 million, or 28.5%, partially offset by an increase in our provision for loan losses of $14.2 million, or 336.7%, a decrease in non-interest income of $366,000, or 1.2%, an increase in non-interest expense of $29.4 million, or 22.9%, and an increase in income tax expense of $2.3 million, or 14.0%. In 2020, the increase in net interest income was primarily attributable to a $34.6 million increase in interest income and a $14.6 million decrease in interest expense. The increase in interest income for the year ended December 31, 2020 was largely due to increases in the average balances on loans, securities and other interest-earning assets, which was the result of internal growth and the acquisitions of Stewardship Financial and the Roselle Entities, partially offset by decreases in the average yields on these assets. Net deferred fee acceleration of $2.9 million was recognized upon the forgiveness and settlement of $144.0 million of SBA PPP loans for the year ended December 31, 2020.
The increase in provision for loan losses was primarily attributable to consideration of the deterioration of economic conditions and loan performance due to the ongoing COVID-19 pandemic which resulted in increases to qualitative factors. Net charge-offs totaled $5.5 million for the year ended December 31, 2020, as compared to $4.9 million for the year ended December 31, 2019.
The decrease in non-interest income was primarily attributable to an $845,000 decrease in demand deposit account fees, a $4.3 million decrease in loan fees and service charges, and a $2.2 million decrease in gain on securities transactions, partially offset by a $4.7 million increase in the gain on sale of loans, a $774,000 increase in income from bank owned life insurance and a $1.1 million increase on other non-interest income. Fee related income decreased as the Bank supported consumer and commercial customers with hardships due to the pandemic by waiving various deposit and loan fees in 2020.
The increase in non-interest expense was primarily attributable to an increase in compensation and employee benefits expense of $16.4 million, occupancy expense of $3.0 million, loss on extinguishment of debt of $1.2 million, and other non-interest expense of $9.7 million. The increase in compensation and employee benefits expense was primarily attributable to an increase of $5.1 million in expense recorded in connection with grants made under the Company's 2019 Equity Incentive Plan. In addition, $3.0 million in expense was recorded in connection with the Company's previously announced voluntary early retirement program that was completed during the third quarter of 2020 and offered early retirement incentives for previously announced qualified employees. The increase in occupancy expense was primarily the result of an increase in the number of branch offices acquired from Stewardship Financial and Roselle Entities, and the increase in other non-interest expense was due to losses of $1.4 million recorded in connection with the branch consolidation resulting from the Stewardship Financial acquisition and also includes $5.5 million related to interest rate swap transactions.
The overall increase in our pre-tax income was mostly attributable to the increase in net interest income in the 2020 period. Income tax expense was $18.7 million for the year ended December 31, 2020, an increase of $2.3 million, or 14.0%, as compared to $16.4 million for the year ended December 31, 2019. The Company's effective tax rate was 24.5% and 23.0% for the years ended December 31, 2020 and 2019, respectively. The 2020 effective tax rate was higher than the 2019 rate as the 2019 period reflected tax benefits related to the Bank's investment subsidiary, coupled with other previously implemented tax strategies.
    Summary Income Statements

    The following table sets forth the income summary for the periods indicated:

	Years Ended December 31,
			Change 2020/2019
	2020	2019	$	%
	(Dollars in thousands)
Net interest income	$221,573	$172,371	$49,202	28.5%
Provision for loan losses	18,447	4,224	14,223	336.7%
Non-interest income	31,270	31,636	(366)	(1.2)%
Non-interest expense	158,139	128,701	29,438	22.9%
Income tax expense	18,654	16,365	2,289	14.0%
Net income	$57,603	$54,717	$2,886	5.3%

Return on average assets	0.66%	0.77%
Return on average equity	5.67%	5.50%

Net Interest Income

    For the year ended December 31, 2020, net interest income increased $49.2 million, or 28.5%, to $221.6 million from $172.4 million for the year ended December 31, 2019. For the year ended December 31, 2020, total interest income increased $34.6 million, or 13.3%, to $295.7 million from $261.1 million for the year ended December 31, 2019. The increase in net interest income was primarily attributable to increases in average balances on loans, securities and other interest-earning assets. The yield on the loan portfolio for the year ended December 31, 2020 was 19 basis points lower than the yield for the year ended December 31, 2019, while the yield on the securities portfolio was 35 basis points lower for the 2020 period. The average yield on other interest-earning assets for the year ended December 31, 2020 decreased 426 basis points for the year ended December 31, 2019. Decreases in average yields on these portfolios for the year ended December 31, 2020 were influenced by the lower interest rate environment.

The average cost of our interest-bearing liabilities decreased to 1.17% for the year ended December 31, 2020, from 1.71% for the year ended December 31, 2019, primarily as a result of a decrease of 45 basis points in the average cost of interest-bearing deposits, which was partially offset by an increase in the average balance of deposits. For the year ended December 31, 2020, total interest expense decreased $14.6 million, or 16.4%, to $74.1 million from $88.7 million for the year ended December 31, 2019 due to a decrease in the average cost of interest-bearing liabilities. The lower interest rate environment coupled with excess liquidity from an inflow of deposits allowed the Bank to significantly reduce deposit pricing in 2020. During 2020, the average balance of our borrowings increased $6.7 million while the total cost of borrowings decreased 74 basis points. During the year ended December 31, 2020, $122.6 million of FHLB borrowings with an average rate of 2.18% and original contractual maturities through July 2021 were prepaid, and $27.0 million of FHLB borrowings acquired in our Roselle Bank acquisition with an average rate of 2.65% and original contractual maturities through November 2023 were prepaid. The prepayments were funded by excess cash liquidity. The transactions were accounted for as early debt extinguishments resulting in a total loss of $1.2 million.
    A provision for loan losses of $18.4 million was recorded for the year ended December 31, 2020 compared to a provision of $4.2 million for the year ended December 31, 2019. The increase in provision for loan losses was primarily attributable to consideration of the deterioration of economic conditions and loan performance due to the ongoing COVID-19 pandemic which resulted in increases to qualitative factors. Net charge-offs totaled $5.5 million for the year ended December 31, 2020, as compared to $4.9 million for the year ended December 31, 2019. We charge-off any collateral or cash flow deficiency on all classified loans once they are 90 days delinquent or earlier if management believes the collectability of the loan is unlikely. The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment. Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions. At December 31, 2020, the allowance for loan losses totaled $74.7 million, or 1.21% of total loans outstanding, compared to $61.7 million, or 1.00% of total loans outstanding, as of December 31, 2019. An analysis of the changes in the allowance for loan losses is presented under “Risk Management-Analysis and Determination of the Allowance for Loan Losses” below.

    Non-Interest Income

    The following table sets forth a summary of non-interest income for the periods indicated:

	Years Ended December 31,
	2020	2019
	(In thousands)
Demand deposit account fees	$3,633	$4,478
Bank-owned life insurance	6,620	5,846
Title insurance fees	5,034	4,981
Loan fees and service charges	2,419	6,707
Gain on securities transactions	370	2,612
Change in fair value of equity securities	767	305
Gain on sale of loans	5,444	785
Other non-interest income	6,983	5,922
Total	$31,270	$31,636

    For the year ended December 31, 2020, non-interest income decreased $366,000, or 1.2%, to $31.3 million from $31.6 million for the year ended December 31, 2019. In 2020, the decrease in non-interest income was primarily attributable to an $845,000 decrease in demand deposit account fees, a $4.3 million decrease in loan fees and service charges, and a $2.2 million decrease in gain on securities transactions, partially offset by a $4.7 million increase in the gain on sale of loans, a $774,000 increase in income from bank owned life insurance and a $1.1 million increase on other non-interest income. Fee related income decreased as the Bank supported consumer and commercial customers with hardships due to the pandemic by waiving various deposit and loan fees in 2020. Other non-interest income increased as a result of check card, annuity and other related income.

    Non-Interest Expense

    The following table sets forth an analysis of non-interest expense for the periods indicated:

	Years Ended December 31,
	2020	2019
	(In thousands)
Compensation and employee benefits	$100,687	$84,256
Occupancy	19,170	16,180
Federal deposit insurance premiums	1,901	895
Advertising	2,641	3,932
Professional fees	5,810	5,913
Data processing	3,342	3,001
Merger-related expenses	1,931	2,755
Loss on extinguishment of debt	1,158	—
Other non-interest expense	21,499	11,769
Total	$158,139	$128,701
    For the year ended December 31, 2020, non-interest expense increased $29.4 million, or 22.9%, to $158.1 million from $128.7 million for the year ended December 31, 2019. The increase in non-interest expense was primarily attributable to an increase in compensation and employee benefits expense of $16.4 million, occupancy expense of $3.0 million, loss on extinguishment of debt of $1.2 million, and other non-interest expense of $9.7 million. The increase in compensation and employee benefits expense was primarily attributable to an increase of $5.1 million in expense recorded in connection with grants made under the Company's 2019 Equity Incentive Plan. In addition, $3.0 million in expense was recorded in connection with the Company's voluntary early retirement program that was completed during the third quarter of 2020 and offered early retirement incentives for qualified employees. The increase in occupancy expense was primarily the result of an increase in the number of branch offices acquired from Stewardship Financial and the Roselle Entities, and the increase in other non-interest expense was due to losses of $1.4 million recorded in connection with the branch consolidation resulting from the Stewardship merger and also includes $5.5 million related to interest rate swap transactions.
     For the year ended December 31, 2020, our core efficiency ratio was 59.7% compared to 62.5% for the year ended December 31, 2019. Core efficiency ratio is a non-GAAP measure derived from our efficiency ratio, which is calculated by dividing our GAAP non-interest expenses by our GAAP revenue, and is adjusted for unusual or one-time charges or non-routine events. Management believes that the presentation of core efficiency ratio assists investors, regulators and market analysts in understanding the impact of these non-recurring items on our efficiency ratio. For a reconciliation of our core efficiency ratio, see page 35 of this report.

    Income Tax Expense

    We recorded income tax expense of $18.7 million for the year ended December 31, 2020, reflecting an effective tax rate of 24.5%, compared to income tax expense of $16.4 million for 2019, reflecting an effective tax rate of 23.0%. The 2020 effective tax rate was higher than the 2019 rate as the 2019 period reflected tax benefits related to the Bank's investment subsidiary, coupled with other previously implemented tax strategies.

As of December 31, 2020, we had net deferred tax assets totaling $7.2 million. These deferred tax assets can only be realized if we generate taxable income in the future. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We have provided a valuation allowance of $3.4 million as of December 31, 2020 on the deferred tax assets related to the Bank’s state net operating losses and temporary differences.

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

Non-Interest Income

    The following table sets forth a summary of non-interest income for the periods indicated:

	Years Ended December 31,
	2019	2018
	(In thousands)
Demand deposit account fees	$4,478	$3,987
Bank-owned life insurance	5,846	5,208
Title insurance fees	4,981	4,297
Loan fees and service charges	6,707	2,519
Gain (loss) on securities transactions	2,612	116
Gain (loss) on sale of loans	785	618
Other non-interest income	5,922	4,943
Total	$31,636	$21,688

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

For the year ended December 31, 2019, our core efficiency ratio was 62.5% compared to 59.6% for the year ended December 31, 2018. Core efficiency ratio is a non-GAAP measure derived from our efficiency ratio, which is calculated by dividing our GAAP non-interest expenses by our GAAP revenue, and is adjusted for unusual or one-time charges or non-routine events. Management believes that the presentation of core efficiency ratio assists investors, regulators and market analysts in understanding the impact of these non-recurring items on our efficiency ratio. For a reconciliation of our core efficiency ratio, see page 35 of this report

    Income Tax Expense

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

Results of Operations for the Fiscal Year Ended December 31, 2018

For a comparison of the Company’s results of operations for the year ended December 31, 2018, please see the section captioned “Results of Operations for the Fiscal Year Ended December 31, 2018” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

	Years Ended December 31,
	2020			2019
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
	(Dollars in thousands)
Interest earning assets:
Loans (1)	$6,413,559	$255,236	3.98%	$5,222,953	$217,774	4.17%
Securities (2)	1,465,093	36,401	2.48%	1,380,801	39,118	2.83%
Other interest-earning assets	255,369	4,074	1.60%	71,551	4,191	5.86%
Total interest-earning assets	8,134,021	$295,711	3.64%	6,675,305	$261,083	3.91%
Non-interest-earning assets	610,952			411,549
Total assets	$8,744,973			$7,086,854

Interest-bearing liabilities:
Interest-bearing demand	$1,945,075	$12,666	0.65%	$1,420,667	$17,621	1.24%
Money market accounts	510,189	2,890	0.57%	286,281	2,301	0.80%
Savings and club deposits	623,964	1,023	0.16%	495,261	770	0.16%
Certificates of deposit	2,088,488	38,667	1.85%	1,842,243	40,859	2.22%
Total interest-bearing deposits	5,167,716	55,246	1.07%	4,044,452	61,551	1.52%
FHLB advances	1,122,633	18,145	1.62%	1,133,280	26,983	2.38%
Subordinated notes	11,067	448	4.05%	2,881	113	3.92%
Junior subordinated debentures	8,481	295	3.48%	1,253	65	5.19%
Other borrowings	1,913	4	0.21%	—	—	—%
Total borrowings	1,144,094	18,892	1.65%	1,137,414	27,161	2.39%
Total interest-bearing liabilities	6,311,810	$74,138	1.17%	5,181,866	$88,712	1.71%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,215,352			776,850
Other non-interest-bearing liabilities	201,714			133,213
Total liabilities	7,728,876			6,091,929
Total stockholders' equity	1,016,097			994,925
Total liabilities and stockholders' equity	$8,744,973			$7,086,854

Net interest income		$221,573			$172,371
Interest rate spread (3)			2.47%			2.20%
Net interest-earning assets (4)	$1,822,211			$1,493,439
Net interest margin (5)			2.72%			2.58%
Ratio of interest-earning assets to interest-bearing liabilities	128.87%			128.82%

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
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	Years Ended December 31,
	2018
	Average Balance	Interest	Yield / Cost
	(Dollars in thousands)
Interest earning assets:
Loans (1)	$4,711,915	$189,869	4.03%
Securities (2)	1,171,617	32,485	2.77%
Other interest-earning assets	111,218	3,936	3.54%
Total interest-earning assets	5,994,750	$226,290	3.77%
Non-interest-earning assets	324,499
Total assets	$6,319,249

Interest-bearing liabilities:
Interest-bearing demand	$1,323,766	$11,395	0.86%
Money market accounts	299,389	1,538	0.51%
Savings and club deposits	628,746	993	0.16%
Certificates of deposit	1,514,843	25,597	1.69%
Total interest-bearing deposits	3,766,744	39,523	1.05%
FHLB advances	912,032	19,263	2.11%
Junior subordinated debentures	31,422	3,467	11.03%
Other borrowings	222	3	1.35%
Total borrowings	943,676	22,733	2.41%
Total interest-bearing liabilities	4,710,420	$62,256	1.32%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	704,155
Other non-interest bearing liabilities	112,785
Total liabilities	5,527,360
Total stockholders' equity	791,889
Total liabilities and stockholders' equity	$6,319,249

Net interest income		$164,034
Interest rate spread (3)			2.45%
Net interest-earning assets (4)	$1,284,330
Net interest margin (5)			2.74%
Ratio of interest-earning assets to interest-bearing liabilities	127.27%

(1) Includes loans held-for-sale and non-accrual loan balances.
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

	Year Ended 12/31/2020 Compared to Year Ended 12/31/2019					Year Ended 12/31/2019 Compared to Year Ended 12/31/2018
	Increase (Decrease) Due to					Increase (Decrease) Due to
	Volume		Rate		Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$49,643		$(12,181)		$37,462	$20,593	$7,312	$27,905
Securities	2,388		(5,105)		(2,717)	5,800	833	6,633
Other interest-earning assets	10,767		(10,884)		(117)	(1,404)	1,659	255
Total interest-earning assets	$62,798		$(28,170)		$34,628	$24,989	$9,804	$34,793
Interest expense:
Interest-bearing demand	6,504		(11,459)		(4,955)	$834	$5,392	$6,226
Money market accounts	1,800		(1,211)		589	(67)	830	763
Savings and club accounts	200		53		253	(211)	(12)	(223)
Certificates of deposit	5,461		(7,653)		(2,192)	5,532	9,730	15,262
Total interest-bearing deposits	13,965		(20,270)		(6,305)	6,088	15,940	22,028
FHLB advances	(254)		(8,584)		(8,838)	4,673	3,047	7,720
Subordinated notes	321	—	14	—	335	—	113	113
Junior subordinated debentures	375		(145)		230	(3,329)	(73)	(3,402)
Other borrowings	—		4		4	(3)	—	(3)
Total interest-bearing liabilities	$14,407		$(28,981)		$(14,574)	$7,429	$19,027	$26,456
Net change in net interest income	$48,391		$811		$49,202	$17,560	$(9,223)	$8,337

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
Analysis of Non-Performing, Troubled Debt Restructurings and Classified Assets. We consider repossessed assets and loans to be non-performing assets if they are 90 days or more past due or earlier if management believes the collectability of the loan is unlikely. Generally, all loans are placed on non-accrual status when the payment of interest is 90days or more in arrears of its contractual due date, at which time the accrual of interest ceases. Typically, payments received on a non-accrual loan are applied to the outstanding principal balance of the loan.
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
Once a loan has been classified as a TDR and has been put on non-accrual status, it may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. Our policy for returning a loan to accrual status requires the preparation of a well-documented credit evaluation, which includes the following:
•A review of the borrower’s current financial condition in which the borrower must demonstrate sufficient cash flow to support the repayment of all principal and interest including any amounts previously charged-off;

•An updated appraisal or home valuation, which must demonstrate sufficient collateral value to support the debt;

•Sustained performance based on the restructured terms for at least six consecutive months; and

•Approval by the Asset Classification Committee, which consists of senior management including the Chief Credit Officer and the Chief Accounting Officer.

Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” allows banks to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. The Bank elected to account for modifications on certain loans under Section 4013 of the CARES Act or, if the loan modification was not eligible under Section 4013, used the criteria in the COVID-19 guidance to determine when the loan modification was not a TDR in accordance with ASC 310-40. Guidance noted that modification or deferral programs mandated by the federal or a state government related to COVID-19 would not be in the scope of ASC 310-40, such as a state program that requires all institutions within that state to suspend mortgage payments for a specified period. These short-term loan modifications will not be treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, based on current evaluations, generally, we have continued the accrual of interest on these loans during the short-term modification period. The Consolidated Appropriations Act, 2021, which was enacted in late December 2020, extended certain provisions of the CARES Act, including provisions permitting loan deferral extension requests to not be treated as troubled debt restructurings.
We had two TDRs totaling $726,000 on non-accrual status at December 31, 2020, as compared to no TDRs on non-accrual status at December 31, 2019, and one TDR totaling $102,000 on non-accrual status at December 31, 2018. We had 70 TDRs totaling $44.7 million and 75 TDRs totaling $20.0 million that were on accrual status and in compliance with their modified terms as of December 31, 2020 and 2019, respectively.
    The following table sets forth information with respect to our non-performing assets at the dates indicated, excluding PCI loans. We did not have any accruing loans past due 90 days or more at any of the dates indicated.

	At December 31,				At September 30,
	2020	2019	2018	2017	2017	2016
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$2,637	$1,732	$819	$3,360	$3,496	$4,688
Multifamily and commercial	1,873	716	154	1,329	1,510	4,257
Total real estate loans	4,510	2,448	973	4,689	5,006	8,945
Commercial business loans	2,968	3,686	911	1,263	1,038	1,608
Consumer loans:
Home equity loans and advances	678	553	905	573	351	1,667
Total non-accrual loans (1)	8,156	6,687	2,789	6,525	6,395	12,220

Total non-performing loans	8,156	6,687	2,789	6,525	6,395	12,220

Real estate owned	—	—	92	959	393	1,260

Total non-performing assets	$8,156	$6,687	$2,881	$7,484	$6,788	$13,480

Total non-performing loans to total loans	0.13%	0.11%	0.06%	0.15%	0.15%	0.31%
Total non-performing assets total assets	0.09%	0.08%	0.04%	0.13%	0.13%	0.27%

(1) Includes $91,000, $0, $102,000, $425,000, $1.0 million and $1.0 million, of TDRs on non-accrual status as of December 31, 2020, 2019, 2018 and 2017 and as of September 30, 2017 and 2016, respectively.

    Non-performing assets increased $1.5 million to $8.2 million, or 0.09% of total assets, at December 31, 2020 from $6.7 million, or 0.08% of total assets, at December 31, 2019. The $1.5 million increase in non-performing loans was primarily attributable to increases of $904,000 in non-performing one-to-four family real estate loans and $1.2 million in non-performing multifamily and commercial real estate loans, partially offset by a $718,000 decrease in non-performing commercial business loans. The increase in non-performing one-to-four family real estate loans was due to an increase in the number of loans from 10 non-performing loans at December 31, 2019 to 13 non-performing loans at December 31, 2020. The increase in non-performing multifamily and commercial real estate loans was due to two higher balance loans included at December 31, 2020, despite a decrease in the number of loans from eight non-performing loans at December 31, 2019 to four non-performing loans at December 31, 2020. We charge-off the collateral or cash flow deficiency on all loans meeting our definition of an impaired loan, which we define as a loan for which it is probable, based on current information, that we will not collect all amounts due under the contractual terms of the loan agreement. We consider the population of loans in our impairment analysis to include all multifamily and commercial real estate, construction, and commercial business loans with outstanding balances greater than $500,000 and not accruing, loans modified in a troubled debt restructuring, and other loans if management has specific information of a collateral shortfall. We continue to rigorously review our loan portfolio to ensure that the collateral values remain sufficient to support the outstanding balances.

Non-performing assets increased $3.8 million to $6.7 million, or 0.08% of total assets, at December 31, 2019 from $2.9 million, or 0.04% of total assets, at December 31, 2018. The increase in non-performing one-to-four family real estate loans was due to an increase in the number of loans from six non-performing loans at December 31, 2018 to 12 non-performing loans at December 31, 2019, while the increase in the balance of non-performing commercial business loans was due to an increase in the number of loans from three non-performing loans at December 31, 2018 to 11 non-performing loans at December 31, 2019. Net charge-offs for the year ended December 31, 2019 were $4.9 million compared to $2.5 million for the year ended December 31, 2018.

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

A loan is considered delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. At December 31, 2020, there were no loans past due 90 days or more still accruing interest other than COVID-19 related loan forbearance and deferrals. In accordance with the CARES Act, these loans are not included in the aging of loans receivable by portfolio segment in the table below, and the Bank continues to accrue interest income during the forbearance or deferral period. If adverse information indicating that the borrower's capability of repaying all amounts due is unlikely, the interest accrual will cease. The following tables summarize the aging of loans receivable by portfolio segment at the dates indicated:

	At December 31,
	2020			2019			2018
	30-59 Days	60-89 Days	90 Days or More	30-59 Days	60-89 Days	90 Days or More	30-59 Days	60-89 Days	90 Days or More
	(In thousands)
Real estate loans:
One-to-four family	$3,068	$912	$1,901	$6,249	$2,132	$1,638	$8,384	$1,518	$819
Multifamily and commercial	15,645	—	1,238	626	1,210	716	1,870	1,425	154
Construction	550	—	—	—	—	—	—	—	—
Commercial business loans	2,343	1,056	2,453	1,056	—	2,489	208	279	911
Consumer loans:
Home equity loans and advances	1,156	696	394	1,708	246	405	1,550	173	905
Other consumer loans	4	—	—	3	—	—	—	—	—
Total	$22,766	$2,664	$5,986	$9,642	$3,588	$5,248	$12,012	$3,395	$2,789

	At December 31			At September 30,
	2017			2017			2016
	30-59 Days	60-89 Days	90 Days or More	30-59 Days	60-89 Days	90 Days or More	30-59 Days	60-89 Days	90 Days or More
	(In thousands)
Real estate loans:
One-to four-family	$7,080	$1,229	$3,360	$3,924	$932	$3,496	$9,401	$1,338	$4,538
Commercial and multifamily	138	380	1,329	—	123	1,510	1,030	275	4,257
Commercial business loans	89	730	1,263	—	388	1,038	60	—	1,608
Consumer loans:
Home equity loans and advances	1,421	26	573	1,437	187	351	2,855	436	1,667
Other consumer loans	—	—	—	1	—	—	1	—	—
Total	$8,728	$2,365	$6,525	$5,362	$1,630	$6,395	$13,347	$2,049	$12,070

    The following tables present classified and criticized assets by credit risk indicator at the dates indicated:

	At December 31,				At September 30,
	2020	2019	2018	2017	2017	2016
	(In thousands)
Classified loans:
Substandard	$30,786	$28,495	$23,345	$31,836	$30,935	$44,885
Doubtful	—	—	—	—	—	—
Total classified loans	30,786	28,495	23,345	31,836	30,935	44,885
Special mention	47,514	25,313	9,074	8,460	14,947	11,509
Total criticized loans	$78,300	$53,808	$32,419	$40,296	$45,882	$56,394

    All impaired loans classified as substandard and doubtful are written down to the fair value of their underlying collateral if the loan is collateral dependent.

    Analysis and Determination of the Allowance for Loan Losses

    The allowance for loan losses is a valuation account that reflects management's evaluation of probable losses in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance for loans individually evaluated for impairment and (2) a general valuation allowance for loans collectively evaluated for impairment.

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

	At December 31,
	2020			2019			2018
	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category
	(Dollars in thousands)
Real estate loans:
One-to-four family	$13,586	18.2%	0.7%	$13,780	22.4%	0.7%	$15,232	24.5%	0.8%
Multifamily and commercial	30,681	41.1	1.1	22,980	37.2	0.8	23,251	37.3	1.1
Construction	11,271	15.1	3.4	7,435	12.0	2.5	7,217	11.6	2.8
Commercial business	17,384	23.3	2.3	15,836	25.7	3.3	14,176	22.7	4.2
Consumer loans:
Home equity loans and advances	1,748	2.3	0.5	1,669	2.7	0.4	2,458	3.9	0.6
Other consumer loans	6	—	0.4	9	—	0.5	8	—	0.7
Total allowance for loan losses	$74,676	100.0%	1.2%	$61,709	100.0%	1.0%	$62,342	100.0%	1.3%

	At December 31,			At September 30,
	2017			2017			2016
	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category
	(Dollars in thousands)
Real estate loans:
One-to-four family	$19,991	34.4%	1.2%	$18,533	33.9%	1.2%	$18,638	35.9%	1.2%
Multifamily and commercial	19,933	34.2	1.1	18,029	33.0	1.0	17,390	33.5	1.1
Construction	5,217	9.0	2.2	5,299	9.7	2.4	5,960	11.5	3.2
Commercial business loans	8,275	14.2	3.0	8,480	15.5	3.2	5,721	11.0	3.2
Consumer loans:
Home equity loans and advances	4,576	7.9	1.0	4,190	7.7	0.9	4,052	7.8	0.8
Other consumer loans	8	—	0.8	8	—	0.6	11	—	0.8
Total allocated allowance	$58,000	99.7%	1.3%	$54,539	99.8%	1.3%	$51,772	99.8%	1.3%
Unallocated	178	0.3	—%	94	0.2	—%	95	0.2	—%
Total allowance for loan losses	$58,178	100.0%	1.3%	$54,633	100.0%	1.3%	$51,867	100.0%	1.3%

    Total Loans. During the year ended December 31, 2020, the balance of the allowance for loan losses increased by $13.0 million to $74.7 million, or 1.21% of total loans at December 31, 2020, from $61.7 million or 1.00% of total loans at December 31, 2019. The noted increase in the total loan coverage ratio for the year ended December 31, 2020 was primarily attributable to consideration of the deterioration of economic factors and loan performance due to the ongoing COVID-19 pandemic which resulted in increases to qualitative factors, and to a lesser extent, due to an increase in charge-offs for the year.

    One-to-Four Family Loan Portfolio. The allowance for the one-to-four family loan portfolio was $13.6 million, or 0.7% of one-to-four family loans at December 31, 2020, compared to $13.8 million, or 0.7% of one-to-four family loans at December 31, 2019. Our one-to-four family non-accrual loans increased $905,000, or 52.3% to $2.6 million at December 31, 2020 from $1.7 million at December 31, 2019, and net charge-offs were $1.5 million for the year ended December 31, 2020 compared to $1.0 million for the year ended December 31, 2019. We believe the balance of one-to-four family loan reserve ratio is appropriate given the continued low charge-off levels and the decrease in the portfolio balance year over year.

Multifamily and Commercial Real Estate Loan Portfolio. The allowance for loan losses related to the multifamily and commercial real estate loan portfolio totaled $30.7 million, or 1.1%, of multifamily and commercial real estate loans at December 31, 2020, as compared to $23.0 million, or 0.8% of multifamily and commercial real estate loans at December 31, 2019. We experienced a $39.4 million increase in criticized and classified loans to $59.1 million at December 31, 2020 compared to $19.7 million at December 31, 2019. Multifamily and commercial real estate non-accrual loans increased to $1.9 million at December 31, 2020 from $716,000 at December 31, 2019. Net charge-offs were $12,000 for the year ended December 31, 2020 as compared to $93,000 for the year ended December 31, 2019. We believe the multifamily and commercial real estate loan reserve ratio is appropriate given the increases in criticized and classified and non-accrual loans, partially mitigated by the continued low charge-off levels and the decrease in the portfolio balance year over year.
Construction Loan Portfolio.  The portion of the allowance for loan losses related to the construction portfolio totaled $11.3 million, or 3.4% of construction loans at December 31, 2020, as compared to $7.4 million, or 2.5% at December 31, 2019. At both December 31, 2020 and 2019, we had no classified or criticized construction loans. At December 31, 2020 and 2019, we had no construction loans that were in a non-accrual status and we recorded recoveries of $1,000 and $2,000, respectively, during the years ended December 31, 2020 and 2019. We believe the construction loan reserve ratio was appropriate due to the increase in the balance of these loans along with the inherent credit risk associated with this portfolio.
Commercial Business Loan Portfolio. The portion of the allowance for loan losses related to the commercial business loan portfolio totaled $17.4 million, or 2.3% of commercial business loans at December 31, 2020, which decreased from $15.8 million, or 3.3% of commercial business loans at December 31, 2019. At December 31, 2020, $344.4 million in PPP loans included in the commercial business loan portfolio do not require an allowance as they are 100% guaranteed by the SBA. We experienced a $209,000 increase in criticized and classified commercial business loans to $1.1 million at December 31, 2020 as compared to $876,000 at December 31, 2019. Commercial business loan non-accrual loans decreased $718,000 to $3.0 million at December 31, 2020 from $3.7 million at December 31, 2019. Net charge-offs were $3.8 million for the year ended December 31, 2020 compared to $3.6 million for the year ended December 31, 2019. We continue to charge-off any cash flow or collateral deficiency for non-performing loans once a loan is 90 days past due. We believe the reserve ratio was appropriate given the inherent credit risk of commercial business loans.
Home Equity Loans and Advances. The allowance for the home equity loan portfolio decreased to $1.7 million, or 0.5% of consumer loans, at December 31, 2020 compared to $1.7 million, or 0.4% of consumer loans, at December 31, 2019. Home equity non-accrual loans increased $125,000 to $678,000 at December 31, 2020, from $553,000 at December 31, 2019. Net charge-offs were $160,000 for the year ending December 31, 2020 compared to $151,000 for the year ending December 31, 2019. We believe the decrease in the consumer reserve was appropriate based upon the decrease in the balance year over year and the insignificant amount of delinquencies, non-accrual loans and charge-offs.

    The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

	At or For the Years Ended December 31,				At or For the Years Ended September 30,
	2020	2019	2018	2017	2017	2016
	(Dollars in thousands)
Allowance at beginning of period	$61,709	$62,342	$58,178	$51,849	$51,867	$56,948

Provision for loan losses	18,447	4,224	6,677	9,826	6,426	417
Charge-offs:
Real estate loans:
One-to-four family	(1,931)	(1,053)	(590)	(1,412)	(1,402)	(3,496)
Multifamily and commercial	(28)	(103)	(129)	(1,082)	(1,080)	(879)
Construction	—	—	—	—	—	(321)
Total real estate loans	(1,959)	(1,156)	(719)	(2,494)	(2,482)	(4,696)

Commercial business loans	(4,120)	(3,994)	(2,199)	(586)	(606)	(458)

Consumer loans:
Home equity loans and advances	(220)	(201)	(291)	(1,144)	(1,140)	(1,053)
Other consumer loans	(4)	(2)	(11)	(19)	(16)	(12)
Total consumer loans	(224)	(203)	(302)	(1,163)	(1,156)	(1,065)
Total charge-offs	(6,303)	(5,353)	(3,220)	(4,243)	(4,244)	(6,219)
Recoveries:
Real estate loans:
One-to-four family	438	30	334	274	268	158
Multifamily and commercial	16	10	2	75	75	23
Construction	1	2	3	—	—	76
Total real estate loans	455	42	339	349	343	257

Commercial business loans	308	404	240	336	182	408

Consumer loans:
Home equity loans and advances	60	50	122	59	59	55
Other consumer loans	—	—	6	2	—	1
Total consumer loans	60	50	128	61	59	56
Total recoveries	823	496	707	746	584	721
Net charge-offs	(5,480)	(4,857)	(2,513)	(3,497)	(3,660)	(5,498)
Allowance at end of period:	$74,676	$61,709	$62,342	$58,178	$54,633	$51,867

Total loans outstanding	$6,162,547	$6,169,308	$4,962,289	$4,446,015	$4,353,121	$3,977,634
Average gross loans outstanding	$6,413,559	$5,222,953	$4,711,915	$4,312,887	$4,236,825	$3,888,992
Allowance for loan losses to total non-performing loans	915.60%	922.82%	2,235.28%	891.62%	854.31%	424.44%
Allowance for loan losses to total gross loans at end of period	1.21%	1.00%	1.26%	1.31%	1.26%	1.30%
Net charge-offs to average outstanding loans	0.09%	0.09%	0.05%	0.08%	0.09%	0.14%

COVID-19

To assist customers impacted by the COVID-19 pandemic, through January 31, 2021, the Company granted commercial loan modification requests with respect to multifamily, commercial, and construction real estate loans, with current balances of $734.7 million and granted consumer-related loan modification requests with respect to one-to-four family real estate loans and home equity loans and advances with current balances of $178.1 million. These short-term loan modifications are being treated in accordance with Section 4013 of the CARES Act and will not be treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, based on current evaluations, generally, we have continued the accrual of interest on these loans during the short-term modification period. The Consolidated Appropriations Act, 2021, which was enacted in late December 2020, extended certain provisions of the CARES Act, including provisions permitting loan deferral extension requests to not be treated as troubled debt restructurings. Commercial loan modification requests include various industries and property types. The following table is a summary of loan modifications that have not begun to remit full payment:

	Balance at December 31, 2020	Percent of Total Loans at December 31, 2020	Balance at January 31, 2021	Percent of Total Loans at January 31, 2021
		(Dollars in thousands)
Real estate loans:
One-to-four family	$6,770	0.35%	$6,679	0.35%
Multifamily and commercial	71,348	2.53	54,418	1.93
Construction	3,312	1.01	3,337	1.03
Commercial business loans	3,397	0.45	3,395	0.44
Consumer loans:
Home equity loans and advances	314	0.10	47	0.02
Total loans	$85,141	1.38%	$67,876	1.10%

At January 31, 2021, $55.8 million of the commercial loans in the above table are remitting partial payments and $59.6 million were granted an additional deferral period, of which $54.3 million are remitting payments.

Through January 31, 2021, the Company originated 2,826 loans for $559.5 million under the SBA Paycheck Protection Program. Through January 31, 2021 forgiveness with respect to 1,187 of such loans, with aggregate loan amounts of $184.2 million, have been received.

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
Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at December 31, 2020 indicate a level of risk within the parameters of our model. Our management believes that the December 31, 2020 results indicate a profile that reflects an acceptable level of interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.
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
The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at December 31, 2020. Net interest income assumes that the composition of interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual.
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

    The table below sets forth, as of December 31, 2020, Columbia Bank’s net portfolio value, the estimated changes in our net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and its subsidiaries only and does not include any assets of Columbia Financial, Inc.

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
	(Dollars in thousands)
+300	$226,213	$14,517	6.86%	$957,602	11.68%	(7.10)%
+200	221,444	9,748	4.60	1,006,147	11.92	(2.39)
+100	216,381	4,685	2.21	1,029,939	11.86	(0.08)
Base	211,696	—	—	1,030,755	11.54	—
-100	197,089	(14,607)	(6.90)	938,002	10.26	(9.00)

    As of December 31, 2020, based on the scenarios above, net interest income would increase by approximately 4.60% if rates were to rise 200 basis points, and would decrease by 6.90% if rates were to decrease 100 basis points over a one-year time horizon.

Another measure of interest rate sensitivity is to model changes in the net portfolio value through the use of immediate and sustained interest rate shocks. As of December 31, 2020, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 2.39%. If rates were to decrease 100 basis points, the model forecasts a 9.00% decrease in the NPV.

Overall, our December 31, 2020 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.
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
We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth or financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds and dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and through the FHLB system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our securities portfolio. As of December 31, 2020, the potential liquidity from these sources is an amount we believe currently exceeds any contingent liquidity need.
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
Sources of Funds. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, investing and financing activities during any given period. At December 31, 2020, total cash and cash equivalents totaled $423.0 million. Debt securities classified as available for sale, and equity securities, which provide additional sources of liquidity, totaled $1.3 billion, and $5.4 million, respectively, at December 31, 2020. At December 31, 2020, we had $792.4 million in Federal Home Loan Bank fixed rate advances. In addition, if Columbia Bank requires funds beyond its ability to generate them internally, it can borrow additional funds under an overnight advance program up to Columbia Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings.
Our primary sources of funds include a large, stable deposit base. Core deposits (consisting of demand, money market and savings and club accounts), primarily generated from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $4.8 billion at December 31, 2020, representing an increase of $1.2 billion, from $3.6 billion at December 31, 2019. The increase in core deposits was primarily driven by a $396.2 million increase in non-interset bearing demand accounts in conjunction with our acquisition of Roselle Bank, and a $468.8 million increase in interest-bearing demand accounts, mainly attributable to our Yield and Advantage Plus checking products and the increase in municipal deposits of $73.8 million, or 14.0%. We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources include federal funds purchased from other banks, securities sold under agreements to repurchase, and FHLB advances. Aggregate wholesale funding totaled $799.4 million at December 31, 2020, compared to $1.4 billion as of December 31, 2019. In addition, at December 31, 2020, we had availability to borrow additional funds, subject to our ability to collateralize such borrowings from the FHLB of New York and the Federal Reserve Bank of New York.
A significant use of our liquidity is the funding of loan originations. At December 31, 2020, Columbia Bank had $282.2 million in loan commitments outstanding, which primarily consisted of commitments to fund loans of $149.8 million, $98.9 million, $16.8 million, and $13.3 million, in one-to-four family real estate, multifamily and commercial real estate, commercial business and construction loans respectively. There was also $894.5 million in unused commercial business, construction and consumer lines of credit, and $9.4 million in commercial letters of credit. Since these commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Another significant use of

Columbia Bank’s liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2020 totaled $1.5 billion, or 76.3% of total certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. Management believes, however, based on past experience, that a significant portion of our certificates of deposit will be renewed. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits and borrowings than we currently pay on the certificates of deposit due on or before December 31, 2020. We have the ability to attract and retain deposits by adjusting the interest rates offered.
    The following table presents certain of our contractual obligations at December 31, 2020:

	Payments due by period
	Total	One Year or Less	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years
	(In thousands)
Borrowed funds	$792,412	$496,042	$220,097	$76,273	$—
Commitments to fund loans	282,198	282,198	—	—	—
Unused lines of credit	894,489	478,558	187,438	70,496	157,997
Standby letters of credit	9,392	8,554	838	—	—
Total	$2,000,555	$1,269,362	$415,307	$151,269	$164,617

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

Columbia Financial is a separate legal entity from Columbia Bank and must provide for its own liquidity in addition to its operating expenses. Columbia Financial’s primary source of income is dividends received from Columbia Bank. The amount of dividends that Columbia Bank may declare and pay to Columbia Financial is generally restricted under federal regulations to the retained earnings of Columbia Bank. At December 31, 2020, on a stand-alone basis, Columbia Financial had liquid assets of $94.2 million.
Capital Management.   We are subject to various regulatory capital requirements administered by our federal banking regulators, including a risk-based capital measure. The Federal Reserve establishes capital requirements, including well capitalized standards, for our consolidated financial holding company, and the OCC has similar requirements for our Company's subsidiary bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2020, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Item 1: Business - Regulation and Supervision - Federal Banking Regulations - Capital Requirements” and note 13 in the notes to the consolidated financial statements included in this report.
Off-Balance Sheet Arrangements.   In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, see note 16 in the notes to the consolidated financial statements included in this report.
For the years ended December 31, 2020 and 2019, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
    Derivative Financial Instruments. Columbia Bank executes interest rate swaps with third parties in order to hedge the interest expense of short-term FHLB advances. Those interest rate swaps are simultaneous with entering into the short-term borrowings with the FHLB. These derivatives are designated as cash flow hedges and are not speculative. As these interest rate swaps meet the hedge accounting requirements, the effective portion of changes in the fair value are recognized in accumulated other comprehensive income. As of December 31, 2020, Columbia Bank had 31 interest rate swaps with notional amounts of $430.0 million hedging certain FHLB advances.

Columbia Bank presently offers interest rate swaps to commercial banking customers to manage their risk of exposure and risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that Columbia Bank executes with a third party, such that Columbia Bank would minimize its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service Columbia Bank offers to certain customers. As the interest rate swaps would not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third party swap contracts are recognized directly in earnings. At December 31, 2020, we had interest rate swaps in place with 48 commercial banking customers executed by offsetting interest rate swaps with third parties, with an aggregated notional amount of $175.1 million.
Columbia Bank offers currency forward contracts to certain commercial banking customers to facilitate international trade. Those forward contracts are simultaneously hedged by offsetting forward contracts that Columbia Bank would execute with a third party, such that Columbia Bank would minimize its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service Columbia Bank offers to certain commercial customers. As the currency forward contract does not meet the hedge accounting requirements, changes in the fair value of both the customer forward contract and the offsetting forward contract is recognized directly in earnings. At December 31, 2020, Columbia Bank had no currency forward contracts in place with. commercial banking customers.
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

    The information required by this item is included beginning on page 81 of this report.

The following are included in this item:
(A)	Report of Independent Registered Public Accounting Firm
(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
(C)	Consolidated Financial Statements:
	(1)	Consolidated Statements of Financial Condition as of December 31, 2020 and 2019
	(2)	Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
	(3)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018
	(4)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2020, 2019 and 2018
	(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
	(6)	Notes to the Consolidated Financial Statements
(D)	Columbia Financial, Inc. Condensed Financial Statements
	(1)	Statements of Financial Condition as of December 31, 2020 and 2019
	(2)	Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018
	(3)	Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

Item 9.     Change in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

Item 9A.     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended) as of December 31, 2020. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this annual report.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
Report of Independent Registered Public Accounting Firm
The attestation report by the Company’s independent registered public accounting firm, KPMG LLP, on the Company’s internal control over financial reporting is included with the audited consolidated financial statements of the Company beginning on page 81 of this report.
Item 9B.    Other Information

    None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Board of Directors
For information relating to the directors of the Company, the section captioned “Proposal 1--Election of Directors” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.
Executive Officers
For information relating to officers of the Company, see Part I, Item 1, “Business-Information About Our Executive Officers” to this Annual Report on Form 10-K.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Stock Ownership-Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference.
Disclosure of Code of Ethics
For information concerning the Company’s Code of Ethics, the information contained under the section captioned “Corporate Governance-Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on the Company’s website at www.columbiabankonline.com.
Corporate Governance
For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance-Meetings and Committees of the Board of Directors-Audit Committee” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.     Executive Compensation

Executive Compensation

    For information regarding executive compensation, the sections captioned “Executive Compensation,” “Compensation Discussion & Analysis” and “Director Compensation” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.
Item 13.    Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions
For information regarding certain relationships and related transactions, the section captioned “Other Information-Transactions with Related Persons” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.
Corporate Governance
For information regarding director independence, the section captioned “Proposal 1-Election of Directors” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services

    For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2-Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

	No.	Description	Location

	3.1	Second Amended and Restated Certificate of Incorporation of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	3.2	Amended Bylaws of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	4.0	Specimen Stock Certificate of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	4.1	Description of Columbia Financial, Inc.'s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2019 (File No. 001-38456), filed on March 2, 2020

	10.1	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Thomas J. Kemly+	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.2	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Dennis E. Gibney+	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.3	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Thomas Allen, Jr.+	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.4	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Geri M. Kelly+	Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.5	Employment Agreement between Columbia Financial, Inc., Columbia Bank and John Klimowich+	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.6	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Mark S. Krukar+	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.7	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Brian W. Murphy+	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.8	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Allyson Schlesinger+	Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2018, filed on March 29, 2019

10.9	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Damodaram Bashyam+	Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2019, filed on March 29, 2019

10.10	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Oliver Lewis+	Filed herewith

10.11	Form of Columbia Bank Supplemental Executive Retirement Plan+	Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.12	Columbia Bank Stock-Based Deferral Plan+	Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.13	Columbia Bank Director Deferred Compensation Plan, as amended+	Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.14	Columbia Bank Retirement Income Maintenance Plan+	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.15	Columbia Bank Non-Qualified Savings Income Maintenance Plan, as amended+	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.16	Columbia Financial, Inc. 2019 Equity Incentive Plan	Incorporated by reference to Annex 1 to the Company's Definitive Proxy Materials on Schedule 14A (File No. 001-38456), filed on April 22, 2019

21.0	Subsidiaries	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.
Filed herewith

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

+ Management contract or compensatory plan, contract or arrangement.

Item 16.    Form 10-K Summary

    Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Columbia Financial, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Columbia Financial, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the allowance for loan losses related to loans collectively evaluated for impairment

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company's allowance for loan losses related to loans collectively evaluated for impairment (ALLL) was $73.6 million of a total allowance for loan losses of $74.7 million as of December 31, 2020. The ALLL estimate consists of both quantitative and qualitative loss components. The quantitative component of the ALLL is estimated by applying loss factors based upon the loan type categorization and risk ratings assigned to real estate loans and commercial business loans (collectively, commercial loans). Quantitative loss factors give consideration to historical loss experience and migration experience by loan type over a look-back period, adjusted for loss emergence periods. Qualitative adjustments to such loss factors are applied at a portfolio level to reflect risks in the loan portfolio not captured by the quantitative component of the ALLL.

We identified the assessment of the ALLL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the ALLL due to significant measurement uncertainty. Specifically, the assessment encompassed the (1) evaluation of the methodology and data used to derive the quantitative loss factors developed from the historical loss experience and migration experience and their significant assumptions, including the pooling of loans with similar characteristics, the selection of the look-back period and the loss emergence periods, and the internal risk ratings assigned to commercial loans; and (2) development and evaluation of the qualitative factor adjustments.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's measurement of the ALLL estimate, including controls over the:

•development of the ALLL methodology

•determination and measurement of significant assumptions used to determine the quantitative loss factors

•periodic testing of the internal risk ratings for commercial loans

•development of qualitative factor adjustments, including the significant assumptions used in the measurement of the qualitative factors.

We evaluated the Company's process to develop the ALLL by testing certain sources of data, factors and assumptions that the Company used, and considered the relevance and reliability of such data, factors and assumptions, including the look-back period by evaluating if loss data in the look-back period was representative of the credit characteristics of the current portfolio. We evaluated the pooling of loans with similar characteristics by assessing the relevant characteristics of the loan portfolio, including the loan type and risk rating. We assessed the appropriateness of the loss emergence period assumptions by considering the Company's credit risk policies and testing the Company's observable loss experience study. We tested the development of the qualitative factor adjustments by:

•evaluating the metrics, including the relevance of sources of data and assumptions, used to determine the qualitative factor adjustments by comparing them to the Company's business environment and credit risk factors

•evaluating trends in the total ALLL, including the qualitative factor adjustments, for consistency with trends in loan portfolio growth (attrition) and credit performance.

We involved credit risk professionals with specialized skills and knowledge, who assisted in evaluating:

•the Company's ALLL methodology for compliance with U.S. generally accepted accounting principles

•the maximum qualitative factor adjustment based on the highest losses over a consecutive four quarter interval during the look-back period

•the length of the look-back period and the loss emergence periods used in developing the quantitative loss factors, by comparing them to the Company's portfolio risk characteristics and trends

•the development of the resulting qualitative factor adjustments and the effect of those factors on the ALLL compared with relevant credit risk factors and credit trends

•the internal risk rating for a selection of commercial loans by evaluating the financial performance of the borrower and related credit information, including sources of repayment, and any relevant guarantees or underlying collateral, and credit policies of the Company.

/s/ KPMG LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1972.

Short Hills, New Jersey
March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Columbia Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Columbia Financial, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
March 1, 2021

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Cash and due from banks	$422,787	$75,420
Short-term investments	170	127
Total cash and cash equivalents	422,957	75,547

Debt securities available for sale, at fair value	1,316,952	1,098,336
Debt securities held to maturity, at amortized cost (fair value of $277,091 and $289,505 at December 31, 2020 and 2019, respectively)	262,720	285,756
Equity securities, at fair value	5,418	2,855
Federal Home Loan Bank stock	43,759	69,579
Loans held-for-sale, at fair value	4,146	—

Loans receivable	6,181,770	6,197,566
Less: allowance for credit losses	74,676	61,709
Loans receivable, net	6,107,094	6,135,857

Accrued interest receivable	29,456	22,092
Office properties and equipment, net	75,974	72,967
Bank-owned life insurance	232,824	211,415
Goodwill and intangible assets	87,384	68,582
Other assets	209,852	145,708
Total assets	$8,798,536	$8,188,694

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$6,778,624	$5,645,842
Borrowings	799,364	1,407,022
Advance payments by borrowers for taxes and insurance	32,570	35,507
Accrued expenses and other liabilities	176,691	117,806
Total liabilities	7,787,249	7,206,177

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 122,037,793 shares issued and 110,939,753 shares outstanding at December 31, 2020, and 117,278,745 shares issued and 113,765,387 shares outstanding at December 31, 2019	1,220	1,173
Additional paid-in capital	609,531	531,667
Retained earnings	673,084	615,481
Accumulated other comprehensive loss	(69,625)	(68,735)
Treasury stock, at cost; 11,098,040 shares at December 31, 2020 and 3,513,358 shares at December 31, 2019	(163,015)	(54,950)
Common stock held by the Employee Stock Ownership Plan	(39,293)	(41,564)
Stock held by Rabbi Trust	(1,875)	(1,520)
Deferred compensation obligations	1,260	965
Total stockholders' equity	1,011,287	982,517
Total liabilities and stockholders' equity	$8,798,536	$8,188,694

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data)

	Years Ended December 31,
	2020	2019	2018
Interest income:
Loans receivable	$255,236	$217,774	$189,869
Debt securities available for sale and equity securities	28,376	30,938	25,338
Debt securities held to maturity	8,025	8,180	7,147
Federal funds and interest-earning deposits	413	594	1,175
Federal Home Loan Bank stock dividends	3,661	3,597	2,761
Total interest income	295,711	261,083	226,290
Interest expense:
Deposits	55,246	61,551	39,523
Borrowings	18,892	27,161	22,733
Total interest expense	74,138	88,712	62,256

Net interest income	221,573	172,371	164,034

Provision for loan losses	18,447	4,224	6,677

Net interest income after provision for credit losses	203,126	168,147	157,357

Non-interest income:
Demand deposit account fees	3,633	4,478	3,987
Bank-owned life insurance	6,620	5,846	5,208
Title insurance fees	5,034	4,981	4,297
Loan fees and service charges	2,419	6,707	2,519
Gain on securities transactions	370	2,612	116
Change in fair value of equity securities	767	305	—
Gain on sale of loans	5,444	785	618
Other non-interest income	6,983	5,922	4,943
Total non-interest income	31,270	31,636	21,688

Non-interest expense:
Compensation and employee benefits	100,687	84,256	77,226
Occupancy	19,170	16,180	14,547
Federal deposit insurance premiums	1,901	895	1,893
Advertising	2,641	3,932	4,137
Professional fees	5,810	5,913	4,619
Data processing	3,342	3,001	2,600
Charitable contribution to foundation	—	—	34,767
Merger-related expenses	1,931	2,755	—
Loss on extinguishment of debt	1,158	—	—
Other non-interest expense	21,499	11,769	5,597
Total non-interest expense	158,139	128,701	145,386

Income before income tax expense	76,257	71,082	33,659

Income tax expense	18,654	16,365	10,923

Net income	$57,603	$54,717	$22,736

Earnings per share - basic and diluted	$0.52	$0.49	$0.20
Weighted average shares outstanding - basic and diluted	109,755,924	111,101,246	111,395,723

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended December 31,
	2020	2019	2018

Net income	$57,603	$54,717	$22,736

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities available for sale	21,236	21,067	(5,778)
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	126	9	(13)
Reclassification adjustment for gain (loss) included in net income	289	2,011	(92)
	21,651	23,087	(5,883)

Derivatives, net of tax:
Unrealized (loss) on swap contracts accounted for as cash flow hedges	(8,382)	(6,468)	(2,230)
	(8,382)	(6,468)	(2,230)

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(44)	(44)	(491)
Reclassification adjustment of actuarial net (loss) gain included in net income	(3,384)	(2,930)	1,996
Change in funded status of retirement obligations	(10,731)	(9,935)	121
	(14,159)	(12,909)	1,626

Total other comprehensive (loss) income	(890)	3,710	(6,487)

Total comprehensive income, net of tax	$56,713	$58,427	$16,249

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity
Balance at December 31, 2017	$—	$—	$537,480	$(65,410)	$—	$—	$—	$—	$472,070
Net income	—	—	22,736	—	—	—	—	—	22,736
Other comprehensive loss	—	—	—	(6,487)	—	—	—	—	(6,487)
Issuance of common stock to Columbia Bank, MHC (62,580,155 shares)	626	—	—	—	—	—	—	—	626
Issuance of common stock in initial public offering (49,832,345 shares)	498	491,304	—	—	—	—	—	—	491,802
Issuance of shares to Columbia Bank Foundation (3,476,675 shares)	35	34,732	—	—	—	—	—	—	34,767
Purchase of Employee Stock Ownership Plan shares	—	—	—	—	—	(45,428)	—	—	(45,428)
Employee Stock Ownership Plan shares committed to be released	—	1,001	—	—	—	1,593	—	—	2,594
Funding of deferred compensation obligations	—	—	—	—	—	—	(1,259)	639	(620)
Balance at December 31, 2018	$1,159	$527,037	$560,216	$(71,897)	$—	$(43,835)	$(1,259)	$639	$972,060

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (continued)
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity
Balance at December 31, 2018	$1,159	$527,037	$560,216	$(71,897)	$—	$(43,835)	$(1,259)	$639	$972,060
Effect of the adoption of Accounting Standards Update ("ASU") 2016-01	—	—	548	(548)	—	—	—	—	—
Balance at January 1, 2019	1,159	527,037	560,764	(72,445)	—	(43,835)	(1,259)	639	972,060
Net income	—	—	54,717	—	—	—	—	—	54,717
Other comprehensive income	—	—	—	3,710	—	—	—	—	3,710
Issuance of common stock allocated to restricted stock award grants (1,464,243 shares)	14	—	—	—	—	—	—	—	14
Treasury stock allocated to restricted stock award grants	—	(1,095)	—	—	1,095	—	—	—	—
Stock based compensation	—	3,694	—	—	—	—	—	—	3,694
Purchase of treasury stock (3,543,800 shares)	—	—	—	—	(55,309)	—	—	—	(55,309)
Restricted stock forfeitures (44,231 shares)	—	736	—	—	(736)	—	—	—	—
Employee Stock Ownership Plan shares committed to be released	—	1,295	—	—	—	2,271	—	—	3,566
Funding of deferred compensation obligations	—	—	—	—	—	—	(261)	326	65
Balance at December 31, 2019	$1,173	$531,667	$615,481	$(68,735)	$(54,950)	$(41,564)	$(1,520)	$965	$982,517

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (continued)
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity
Balance at December 31, 2019	$1,173	$531,667	$615,481	$(68,735)	$(54,950)	$(41,564)	$(1,520)	$965	$982,517
Net income	—	—	57,603	—	—	—	—	—	57,603
Other comprehensive income (loss)	—	—	—	(890)	—	—	—	—	(890)
Issuance of common stock to Columbia Bank MHC (4,759,048 shares)	47	68,483	—	—	—	—	—	—	68,530
Treasury stock allocated to restricted stock award grants	—	(481)	—	—	481	—	—	—	—
Stock based compensation	—	8,790	—	—	—	—	—	—	8,790
Purchase of treasury stock 7,587,142 shares)	—	—	—	—	(108,166)	—	—	—	(108,166)
Restricted stock forfeitures (17,247 shares)	—	175	—	—	(199)	—	—	—	(24)
Repurchase shares on restricted stock vesting to pay taxes (13,453 shares)	—	7	—	—	(181)	—	—	—	(174)
Employee Stock Ownership Plan shares committed to be released	—	890	—	—	—	2,271	—	—	3,161
Funding of deferred compensation obligations	—	—	—	—	—	—	(355)	295	(60)
Balance at December 31, 2020	$1,220	$609,531	$673,084	$(69,625)	$(163,015)	$(39,293)	$(1,875)	$1,260	$1,011,287

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$57,603	$54,717	$22,736
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees, costs, and purchased premiums and discounts	(1,464)	1,205	1,965
Net amortization of premiums and discounts on securities	2,508	1,160	1,212
Net amortization of mortgage servicing rights	130	(109)	(88)
Amortization of debt issuance costs	—	—	890
Amortization of intangible assets	1,048	222	—
Depreciation and amortization of office properties and equipment	6,543	4,880	3,839
Amortization of operating lease right-of-use assets	2,641	—	—
Provision for loan losses	18,447	4,224	6,677
Gain on securities transactions	(370)	(2,612)	(116)
Change in fair value of equity securities	(767)	(305)	—
Gain on securitizations	(3,544)	—	—
Gain on sale of loans	(1,900)	(785)	(618)
Loss on real estate owned	—	1	56
Loss on write-down of real estate owned	—	—	55
Loss (gain) on disposal of office properties and equipment	734	3	(5)
Loss on write-down of office properties and equipment	114	—	—
Loss on write-down of mortgage servicing rights	75	—	—
Deferred tax expense (benefit)	9,738	7,527	(5,490)
(Increase) in accrued interest receivable	(6,685)	(959)	(2,979)
(Increase) in other assets	(75,127)	(51,856)	(11,053)
Increase in accrued expenses and other liabilities	32,891	3,032	7,980
Income on bank-owned life insurance	(6,620)	(5,846)	(5,208)
Contribution of common stock to Columbia Bank Foundation	—	—	34,767
Employee stock ownership plan expense	3,161	3,566	2,594
Stock based compensation	8,790	3,694	—
(Increase) decrease in deferred compensation obligations under Rabbi Trust	(60)	65	(620)
Net cash provided by operating activities	$47,886	$21,824	$56,594
Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	$20,761	$65,198	$11,513
Proceeds from sales of equity securities	—	1,065	—
Proceeds from paydown/maturities/calls of debt securities available for sale	247,908	149,683	69,977
Proceeds from paydown/maturities/calls of debt securities held to maturity	48,640	46,133	8,820
Purchases of debt securities available for sale	(292,809)	(176,171)	(413,804)
Purchases of debt securities held to maturity	(12,815)	(70,126)	(31,639)
Purchases of equity securities	—	(416)	—
Proceeds from sales of loans held-for-sale	111,764	101,946	3,615
Proceeds from sales of loans receivable	35,613	11,671	32,039
Purchases of loans receivable	—	(89,774)	(32,251)
Net increase in loans receivable	(80,498)	(503,772)	(536,129)

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Years Ended December 31,
	2020	2019	2018

Purchase of bank-owned life insurance	—	—	(30,000)
Proceeds from bank-owned life insurance death benefits	627	1,015	1,241
Proceeds from redemptions of Federal Home Loan Bank stock	50,374	72,871	67,035
Purchases of Federal Home Loan Bank stock	(22,544)	(79,796)	(81,309)
Proceeds from sales of office properties and equipment	—	—	8
Additions to office properties and equipment	(4,624)	(19,344)	(13,272)
Proceeds from sales of real estate owned	—	91	1,007
Net cash acquired in acquisitions	155,248	(31,288)	—
Net cash provided by (used in) investing activities	$257,645	$(521,014)	$(943,149)

Cash flows from financing activities:
Net increase in deposits	$799,548	$449,270	$150,558
Proceeds from long-term borrowings	90,000	140,000	220,980
Payments on long-term borrowings	(343,939)	(230,000)	(210,000)
Net (decrease) increase in short-term borrowings	(374,847)	225,081	299,800
Payments of subordinated debt and trust preferred securities	(16,600)	—	(51,547)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(3,919)	3,121	6,467
Issuance of common stock	—	14	492,428
Purchase of treasury stock	(108,166)	(55,309)	—
Purchase of employee stock ownership plan shares	—	—	(45,428)
Restricted stock forfeitures	(24)	(736)	—
Restricted stock repurchased on vesting to pay taxes	(174)	—	—
Issuance of treasury stock allocated to restricted stock award grants	—	1,095	—
Net cash provided by financing activities	$41,879	$532,536	$863,258

Net increase (decrease) in cash and cash equivalents	$347,410	$33,346	$(23,297)

Cash and cash equivalents at beginning of period	75,547	42,201	65,498
Cash and cash equivalents at end of period	$422,957	$75,547	$42,201

Cash paid during the period for:
Interest on deposits and borrowings	$75,557	$87,370	$61,987
Income tax payments, net of (refunds)	$10,526	$(2,893)	$21,325

Non-cash investing and financing activities:
Transfer of loans receivable to real estate owned	$—	$—	$251
Transfer of loans receivable to loans held-for-sale	$114,171	$93,147	$11,696
Securitization of loans	$117,259	$21,615	$—
Initial recognition of operating lease right-of-use asset	$22,218	$—	$—
Initial recognition of operating lease liabilities	$23,290	$—	$—

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Acquisitions:
Non-cash assets acquired:
Debt securities available for sale	$51,479	$51,710	$—
Debt securities held to maturity	13,418	—	—
Equity securities	1,796	1,073	—
Federal Home Loan Bank stock	2,010	3,716	—
Loans receivable	171,593	757,223	—
Accrued interest receivable	679	2,239	—
Office properties and equipment, net	5,774	6,815	—
Bank-owned life insurance	17,245	22,096	—
Deferred tax assets, net	6,475	3,534	—
Core deposit and other intangibles	—	7,467	—
Other assets	1,489	767	—
Total non-cash assets acquired	$271,958	$856,640	$—
Liabilities assumed:
Deposits	$333,234	$782,698	$—
Borrowings	37,728	82,761	—
Advance payments by borrowers for taxes and insurance	982	356	—
Accrued expenses and other liabilities	5,400	14,584	—
Total liabilities assumed	$377,344	$880,399	$—
Net non-cash liabilities acquired	$(105,386)	$(23,759)	$—
Net cash and cash equivalents acquired in acquisition	$155,248	$105,006	$—

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)    Business

    On April 19, 2018, the Company completed its minority stock offering, after receiving all regulatory approvals. In connection with the closing, 62,580,155 shares of its common stock were issued to Columbia Bank, MHC (the "MHC"), the mutual holding company of Columbia Financial, Inc., 3,476,675 shares were issued to the Columbia Bank Foundation, the Bank's charitable foundation, and 49,832,345 shares were issued to depositors of the Bank, who subscribed for and were allocated shares in the minority stock offering, as well as the Columbia Bank Employee Stock Ownership Plan (the "ESOP"). The accounts of the MHC are not consolidated in the consolidated financial statements of the Company.

    On November 1, 2019, the Company completed its acquisition of Stewardship Financial Corporation ("Stewardship"), pursuant to the Agreement and Plan of Merger, dated as of June 6, 2019 (the "Merger Agreement"), by and among Columbia Financial, Broadway Acquisition Corp. (a wholly owned subsidiary of Columbia Financial) and Stewardship. Under the terms of the merger agreement, each outstanding share of Stewardship common stock was converted into the right to received $15.75 in cash at the effective time of the merger.The total consideration paid was $136.3 million.

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

(2)    Summary of Significant Accounting Policies

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Columbia Financial, Inc., its wholly-owned subsidiary, Columbia Bank (the "Bank") and the Bank's wholly-owned subsidiaries, Columbia Investment Services, Inc., 2500 Broadway Corp. 1901 Residential Management Co. LLC, Plaza Financial Services, Inc., First Jersey Title Services, Inc., Real Estate Management Corp. LLC, 1901 Commercial Management Co. LLC, Stewardship Realty LLC, and CSB Realty Corp. (collectively, the “Company”). In consolidation, all intercompany accounts and transactions are eliminated. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications. During the year ended December 31, 2020, the Company revised the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018. The revision consisted of reclassifying the proceeds from sales of loans held-for-sale from cash flows from operating activities to cash flows from investing activities. The impact of these revisions was a decrease to cash flows from operating activities and an increase to cash flows from investing activities of $101.9 million and $3.6 million for the years ended December 31, 2019 and 2018, respectively. The revisions had no impact on cash and cash equivalents as of December 31, 2019 and 2018.

    The Company also owned 100% of the common stock of Columbia Financial Capital Trust I (the "Trust"). The Trust was used to issue trust preferred securities. In accordance with Accounting Standards Codification ("ASC") Topic 810, Consolidation, the Trust was classified as a variable interest entity and did not satisfy the conditions for consolidation. Accordingly, the Trust was treated as an unconsolidated subsidiary. In August 2018, the Company redeemed, in full $51.5 million of junior subordinated debt securities, which represented 100% of the assets of the Trust.

    The Bank's wholly owned subsidiary, Stewardship Realty, LLC, incorporated as a New Jersey corporation in 2005 was acquired in the Company's merger with Stewardship in November 2019. It is a service corporation originally organized to hold and manage property in Midland Park which was previously occupied by Atlantic Stewardship Bank.

    The Company also owns 100% of the common stock of Stewardship Statutory Trust I, which is a trust incorporated in Delaware which was also acquired in the Company's merger with Stewardship in November 2019. In accordance with ASC Topic 810, Consolidation, this Trust was classified as a variable interest entity and did not satisfy the conditions for consolidation. Accordingly, this Trust, which owns $7.0 million of trust preferred securities, which represents 100% of the assets, is treated as an unconsolidated subsidiary.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Basis of Financial Statement Presentation

    The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities as of the dates of the Consolidated Statements of Financial Condition, and Consolidated Statements of Income for the periods presented. Material estimates that are particularly susceptible to change are the determination of the adequacy of the allowance for credit losses, evaluation of goodwill for impairment, evaluation of other-than-temporary impairment on securities, evaluation of the need for valuation allowances on deferred tax assets, and determination of liabilities related to retirement and other post-retirement benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile securities markets, and declines in the housing market and the economy generally have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Cash and Cash Equivalents

    Cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits at other financial institutions and short-term investments. The Company is required by the Federal Reserve Bank System to maintain cash reserves equal to a percentage of certain deposits. At December 31, 2020 and 2019, the reserve requirement totaled $4.9 million and $8.8 million, respectively.

Securities

    Securities are classified as available for sale and held to maturity. Management determines the appropriate classification of securities at the time of purchase. Securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities not classified as held to maturity are classified as available for sale and carried at estimated fair value, with unrealized holding gains or losses, net of taxes, reported as a separate component of accumulated other comprehensive income or loss ("OCI") included in stockholders' equity.

The fair values of these securities are based on market quotations or matrix pricing as discussed in note 17. The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. In this evaluation, if such declines were deemed other-than temporary, management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to OCI. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell securities or if it more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary and would be recognized in current period earnings.

    Premiums and discounts on securities are generally amortized and accreted to income over the contractual lives of the securities using the level-yield method. Premiums on callable securities are amortized to the earliest call date. Dividend and interest income are recognized when earned. Realized gains and losses are recognized when securities are sold or called based on the specific identification method.

    In the ordinary course of business, securities are pledged as collateral in conjunction with the Company’s borrowings, lines of credit, and public funds on deposit.

Federal Home Loan Bank Stock

    The Bank, as a member of the Federal Home Loan Bank of New York (the "FHLB"), is required to hold shares of capital stock of the FHLB based on its activities, primarily its outstanding borrowings. The Bank carries the investment at cost, or par value, which approximates fair value. Cash dividends are reported as income.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Loans Held-for-Sale

    Loans held-for-sale consists of loans intended for sale in the secondary market. These loans are carried at the lower of cost or estimated fair value, less costs to sell, as determined on an individual loan basis. Net unrealized losses, if any, are recognized in a valuation allowance through a charge to earnings. Origination fees and costs on loans held-for-sale are deferred and recognized on settlement dates as a component of the gain or loss on sale. Loans held-for-sale are generally sold with loan servicing rights retained by the Bank.

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

    A loan is considered delinquent when payment has not been received within 30 days of its contractual due date. Generally, a loan in designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. When a loan is placed on non-accrual status, any interest accrued but not received is reversed against interest income. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the ability to collect the loan. Non-accruing loans are returned to accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payment) and both principal and interest are deemed collectible. The Company identifies loans which may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability.

    An impaired loan is defined as a loan for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. The Bank considers the population of loans in its impairment analysis to include all multifamily and commercial real estate, construction, and commercial business loans with an outstanding balance greater than $500,000 and not accruing interest, and loans modified in a troubled debt restructuring. The Company also considers residential real estate, and home equity loans and advances that are not accruing or modified in a troubled debt restructuring for impairment. Other loans may be included in the population of loans in its impairment analysis if management has specific information of a collateral shortfall. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Payments received on impaired loans are recognized on a cash basis.

Purchased Credit-Impaired ("PCI") Loans

    Purchased credit impaired loans are loans acquired through acquisitions at a discount primarily due to deteriorated credit quality. PCI loans are recorded at fair value at the date of acquisition, based upon the present value of expected future cash flows, with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves projecting the amount and timing of principal and/or interest cash flows expected to be collected on the loans discounting those cash flows at a market rate of interest. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable yield. The nonaccretable yield represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require us to evaluate the need for an allowance for credit losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonacretable yield which we then reclassify as accretable yield that is recognized into interest income over the remaining life of the loan using the interest method. The evaluation of the amount of future cash flows that is expected to be collected is performed in a similar manner used to determine the allowance for loan losses. Any charge-offs of principal on acquired loans would first be applied against the nonaccretable yield portion of the fair value adjustment.

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
In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporations issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” allows banks to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. The Bank elected to account for modifications on certain loans under Section 4013 of the CARES Act or, if the loan modification was not eligible under Section 4013, used the criteria in the COVID-19 guidance to determine when the loan modification was not a TDR in accordance with ASC 310-40. Guidance noted that modification or deferral programs mandated by the federal or a state government related to COVID-19 would not be in the scope of ASC 310-40, such as a state program that requires all institutions within that state to suspend mortgage payments for a specified period. Furthermore, based on current evaluations, generally, we have continued the accrual of interest on these loans during the short-term modification period. The Consolidated Appropriations Act, 2021, which was enacted in late December 2020, extended certain provisions of the CARES Act, including provisions permitting loan deferral extension requests to not be treated as troubled debt restructurings.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Office Properties and Equipment

    Land is carried at cost. Office properties, land and building improvements, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of office properties and equipment is computed on a straight-line basis over their estimated useful lives (generally 40 years for buildings, 10 years to 20 years for land and building improvements, 3 years to 10 years for furniture and equipment). Leasehold improvements, carried at cost, net of accumulated depreciation, are amortized over the terms of the related leases or the estimated useful lives of the assets, whichever is shorter. Major improvements are capitalized, while repairs and maintenance costs are charged to expense as incurred. Upon retirement or sale, any gain or loss is recognized as incurred. At December 31, 2020 and 2019, land and buildings include property acquired from Stewardship with a fair value of $1.9 million and $1.8 million which is held-for-sale.

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

Goodwill and Intangible Assets

    Intangible assets of the Bank consist of goodwill, core deposit intangibles and mortgage servicing rights. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual goodwill impairment test as of December 31, 2020 based upon its qualitative assessment of goodwill and concluded that goodwill was not impaired and no further quantitative analysis was warranted.

    Core deposit intangibles represent the balance of the core deposit intangibles ascribed to the value of deposits acquired by the Bank through the acquisition of Stewardship.

    Mortgage servicing rights are recorded when purchased or when originated mortgage loans are sold, with servicing rights retained. Mortgage servicing rights are amortized on an accelerated method based upon the estimated lives of the related loans, and generally adjusted for prepayments. Mortgage servicing rights are carried at the lower of amortized cost or fair value.

Leases

The Company determines if an arrangement is a lease at inception. The Company's leases primarily relate to real estate property for branches and office space. All the Company's leases are classified as operating leases and the related right-of-use asset ("ROU") and lease liability are included in other assets and other liabilities, respectively on the Consolidated Statements of Financial Condition.

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangements. The calculated amounts of the ROU asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of minimum lease payments. As the Company's leases do not provide an implicit rate, the discount rate used in determining the lease liability for each individual lease is the Company's incremental borrowing rate. The present value of the lease liability may include the impact of options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options provided in the lease terms. Lease expense is recognized on a straight-line basis over the expected lease term. Lease agreements that include lease and non-lease components, such as common area maintenance charges, are accounted for separately.

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

Certain derivative financial instruments are offered to certain commercial banking customers to manage their risk of exposure and risk management strategies. These derivative instruments consist primarily of currency forward contracts and interest rate swap contracts. The risks associated with these transactions is mitigated by simultaneously entering into similar transactions having essentially offsetting terms with a third party. In addition, the Company executes interest rate swaps with third parties in order to hedge the interest rate risk of short-term FHLB advances.
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

    The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2020 and 2019. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. The Company did not recognize any interest and penalties during the years ended December 31, 2020, 2019 and 2018.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)
Income Taxes (continued)

On July 1, 2018, New Jersey enacted legislation which adds to the state’s 9.0% Corporation Business Tax rate (i) a 2.5% surtax for periods beginning in 2018 and 2019 and (ii) a 1.5% surtax for periods beginning in 2020 and 2021. Subsequently, on September 12, 2020, New Jersey enacted legislation that restored and extended the 2.5% Corporation Business Tax surcharge to apply retroactively from January 1, 2020 through December 31, 2023. These surtaxes apply to corporations with more than $1.0 million of net income allocated to New Jersey. In addition, for periods beginning in 2019, as previously noted, New Jersey adopted combined income tax reporting for certain members of a commonly-controlled unitary business group, and issued guidance in December 2019 to clarify business entities to be included and excluded from this combined group.

Comprehensive Income (Loss)
    Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items recorded in equity, such as unrealized gains and losses on debt securities available for sale, the noncredit component of other than temporary impairment losses on debt securities, unrealized gains and losses on derivatives, and the unfunded status and reclassification of actuarial net (loss) gain associated with the Company's benefit plans. Comprehensive income is presented in a separate Consolidated Statement of Comprehensive Income (Loss).

Segment Reporting

    The Company’s operations are substantially in the financial services industry and include providing traditional banking and other financial services to its customers. The Company operates primarily in New Jersey. Management makes operating decisions and assesses performance based on an ongoing review of the Company’s consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

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

Accounting Pronouncements Adopted (continued)

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of this updated guidance is to improve the effectiveness and disclosures in the notes to the consolidated financial statements. The ASU removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; removes the policy for timing of transfers between levels; and removes the disclosure related to the valuation process for Level 3 fair value measurements. The ASU also modifies existing disclosure requirements which relate to the disclosure for investments in certain entities which calculate net asset value and clarifies the disclosure about uncertainty in the measurements as of the reporting date. For all entities, the effective date for this guidance is fiscal years beginning after December 15, 2019, including interim periods within the reporting period, with early adoption permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. The Company adopted this guidance effective January 1, 2020. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (cont'd)

Accounting Pronouncements Adopted (continued)
commencement date for leases classified as operating leases as well as finance leases. The update also requires new quantitative disclosures related to leases in the Company's consolidated financial statements. There are also practical expedients in this update related to leases that commenced before the effective date, initial direct costs and the use of hindsight to extend or terminate a lease or purchase a leased asset. Lessor accounting remains largely unchanged under this new guidance. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842)-Land Easement Practical Expedient for Transition to Topic 842, which provides an optional practical expedient to not evaluate land easements which were existing or expired before the adoption of Topic 842 that were not accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842) -Targeted Improvements which provides entities with an optional transition method under which comparative periods presented in the financial statements will continue to be in accordance with current Topic 840, Leases, and a practical expedient to not separate non-lease components from the associated lease component. The guidance is effective for the Company for annual periods beginning after December 15, 2019, including interim periods within that reporting period. In the evaluation of this guidance, the Company identified the inventory of leases and actively accumulated the requisite lease data necessary to apply the guidance. The Company selected a software platform to support the recording, accounting and disclosure requirements of the new lease guidance. Upon adoption, the Company recorded a right-of-use asset and lease liability as of January 1, 2020. See note 9 for more information regarding adoption.
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (cont'd)

Accounting Pronouncements Adopted (continued)

See note 17 for additional disclosure regarding the impact of adoption of this ASU on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-
financial assets unless those contracts are in the scope of other standards. The guidance in the ASU was effective for the Company for fiscal years beginning after December 15, 2018. Subsequently, the FASB issued various amendments that were intended to improve and clarify the implementation guidance of ASU No. 2014-09 and had the same effective date as the original guidance. The Company's revenue is primarily comprised of net interest income on interest earning assets and liabilities and non-interest income. The scope of guidance explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. The Company adopted this guidance effective January 1, 2019, after completing an evaluation of the Company's revenue streams and applicable revenue recognition, and concluded that there are no material changes related to the timing or amount of revenue recognition. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, but resulted in additional footnote disclosures, including the disaggregation of certain categories of revenues. See note 23 for additional disclosure regarding the impact of adoption of this ASU on the Company's consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Acquisitions

Stewardship Financial Corporation

    On November 1, 2019, the Company completed its acquisition of Stewardship Financial Corporation ("Stewardship"), pursuant to the Agreement and Plan of Merger, dated as of June 6, 2019, (the "Merger Agreement"). Under the terms of the merger agreement, each outstanding share of Stewardship common stock was converted into the right to receive $15.75 in cash at the effective time of the merger. At the time of closing, Stewardship had $956.0 million in total assets, including $756.9 million in net loans receivable, $52.6 million in securities, and $877.8 million in total liabilities, including $781.4 million in deposits and $81.8 million in borrowings. The deposits initially acquired from Stewardship were held across a network of 12 branches located in New Jersey throughout Bergen, Morris, and Passaic counties. During the year ended December 31, 2020, four of these branches were closed, and the Bank recorded a loss of $770,000 related to these branch closures.

    Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the Stewardship acquisition totaled $1.3 million and $2.8 million for the years ended December 31, 2020 and 2019, respectively.

    The following table sets forth assets acquired and liabilities assumed in the Stewardship acquisition, at their estimated fair values as of the closing date of the transaction:

November 1, 2019
Assets acquired:
Cash and cash equivalents	$105,006
Debt securities available for sale	51,710
Equity securities	1,073
Federal Home Loan Bank stock	3,716
Loans receivable	757,223
Accrued interest receivable	2,239
Office properties and equipment, net	6,815
Bank-owned life insurance	22,096
Deferred tax assets, net	3,534
Core deposit and other intangibles	7,467
Other assets	767
Total assets acquired	$961,646

Liabilities assumed:
Deposits	$782,698
Borrowings	82,761
Advance payments by borrowers for taxes and insurance	356
Accrued expenses and other liabilities	14,584
Total liabilities assumed	$880,399

Net assets acquired	$81,247
Cash paid for purchase	136,294
Goodwill recorded at merger	$55,047

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of November 1, 2019, and resulted in the recognition of goodwill of $55.0 million and a core deposit intangible of $7.5 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. The fair value estimates were subject to change for up to one year after the closing date of the transaction if additional information (existing at the date of closing) relative to closing date fair values became available. During the year ended December 31, 2020, the Company determined that there were no material adjustments required to be recorded to amounts as of November 1, 2019.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Acquisitions (continued)

Roselle Bank

On April 1, 2020, the Company completed its acquisition of RSB Bancorp, MHC, RSB Bancorp, Inc. and Roselle Bank (collectively, the "Roselle Entities" or "Roselle"). Pursuant to the terms of the Merger Agreement, RSB Bancorp, MHC merged with and into the MHC, with the MHC as the surviving entity; RSB Bancorp, Inc. merged with and into Columbia Financial, with Columbia Financial as the surviving entity; and Roselle Bank merged with and into the Bank, with the Bank as the surviving institution. Under the terms of the merger agreement, depositors of Roselle Bank became depositors of the Bank and have the same rights and privileges in the MHC as if their accounts had been established at the Bank on the date established at Roselle Bank. The Company issued 4,759,048 shares of its common stock to the MHC, representing an amount equal to the fair value of the Roselle Entities as determined by an independent appraiser, at the effective time of the merger.

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the Roselle acquisition totaled $597,000 for the year ended December 31, 2020. There were no expenses related to this merger recorded for the year ended December 31, 2019.

    The following table sets forth assets acquired and liabilities assumed in the Stewardship acquisition, at their estimated fair values as of the closing date of the transaction:

April 1, 2020
Assets acquired:
Cash and cash equivalents	$155,248
Debt securities available for sale	51,479
Debt securities held to maturity	13,418
Equity securities	1,796
Federal Home Loan Bank stock	2,010
Loans receivable	171,593
Accrued interest receivable	679
Office properties and equipment, net	5,774
Bank-owned life insurance	17,245
Deferred tax assets, net	1,334
Other assets	1,489
Total assets acquired	$422,065

Liabilities assumed:
Deposits	$333,234
Borrowings	37,728
Advance payments by borrowers for taxes and insurance	982
Accrued expenses and other liabilities	5,400
Total liabilities assumed	$377,344

Net assets acquired	$44,721
Fair market value of stock issued to Columbia Bank MHC for purchase	68,530
Goodwill recorded at merger	$23,809

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Acquisitions (continued)

Roselle Bank (continued)

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of April 1, 2020, and resulted in the recognition of goodwill of $23.8 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information (existing at the date of closing) relative to closing date fair values becomes available. During the fourth quarter of 2020, the Company completed all tax returns related to the operation of the acquired entity and its impact on the Company's income taxes, which resulted in a $5.1 million adjustment to deferred income taxes, net, and a decrease in goodwill. At December 31, 2020, goodwill related to the Roselle acquisition totaled $18.7 million. As the Company continues to analyze the acquired assets and assumed liabilities, there may be adjustments to the recorded carrying values through April 1, 2021.

Fair Value Measurement of Assets Acquired and Liabilities Assumed

    Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the Stewardship and Roselle acquisitions:

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

    Office properties and equipment, net. The fair value of land and buildings was estimated using current appraisals. Acquired equipment was not material. Buildings are amortized over their estimated useful lives. Leasehold improvements and equipment are amortized or depreciated over their estimated useful lives usually ranging for 3 years to 10 years.

    Goodwill and intangible assets. Goodwill is not amortized for book purposes: however: it is reviewed at least annually for impairment and is not deductible for tax purposes. Intangible assets recognized in the Stewardship acquisition consisting of core deposit intangibles ("CDI") are the measures of the value of non-maturity deposits in a business combination. The fair value of the CDI was calculated utilizing the cost savings approach, the expected cost savings attributable to the core deposits funding relative to an alternative source of funding, using a discounted cash flow present value methodology. Key inputs and assumptions utilized in the discounted cash flow present value methodology include core deposit balances and rates paid, the cost of an additional funding source, the aggregate life of deposits and truncation points, non-interest deposit costs, and the immediate deposit outflow assumption. The CDI is amortized over an estimated useful life of 10 years to approximate the existing deposit relationships acquired.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Acquisitions (continued)

Fair Value Measurement of Assets Acquired and Liabilities Assumed (continued)

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

    Borrowings. The fair values of borrowings consisting of FHLB advances were estimated by discounting future cash flows using market discount rates for borrowings with similar characteristics, terms and remaining maturities. The fair value of other borrowings recognized in the Stewardship acquisition, which included subordinated notes and debentures, were measured at the acquisition date using a dealer market quote.

(4)     Debt Securities Available for Sale

    Debt securities available for sale at December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$24,425	$1,124	$—	$25,549
Mortgage-backed securities and collateralized mortgage obligations	1,163,613	37,343	(562)	1,200,394
Municipal obligations	16,845	17	—	16,862
Corporate debt securities	67,628	2,264	(415)	69,477
Trust preferred securities	5,000	—	(330)	4,670
	$1,277,511	$40,748	$(1,307)	$1,316,952

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$42,081	$321	$(16)	$42,386
Mortgage-backed securities and collateralized mortgage obligations	968,165	12,981	(1,265)	979,881
Municipal obligations	2,284	1	(1)	2,284
Corporate debt securities	68,613	945	(378)	69,180
Trust preferred securities	5,000	—	(395)	4,605
	$1,086,143	$14,248	$(2,055)	$1,098,336

    The amortized cost and fair value of debt securities available for sale at December 31, 2020, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)     Debt Securities Available for Sale (continued)

	December 31, 2020
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$21,378	$21,380
More than one year to five years	47,429	49,276
More than five years to ten years	45,091	45,902
	$113,898	$116,558
Mortgage-backed securities and collateralized mortgage obligations	1,163,613	1,200,394
	$1,277,511	$1,316,952

    Mortgage-backed securities and collateralized mortgage obligations totaling $1.2 billion at amortized cost, and $1.2 billion at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

During the year ended December 31, 2020, proceeds from the sale of debt securities available for sale totaled $20.8 million, resulting in $369,000 of gross gains and no gross losses. During the year ended December 31, 2020, proceeds from called debt securities available for sale totaled $11.6 million resulting in $1,000 of gross gains and no gross losses. During the year ended December 31, 2020, proceeds from matured debt securities available for sale totaled $10.9 million.

    During the year ended December 31, 2019, proceeds from the sale of debt securities available for sale totaled $65.2 million, resulting in $2.2 million of gross gains and $22,000 of gross losses. During the year ended December 31, 2019, proceeds from called debt securities available for sale totaled $24.1 million resulting in $174,000 of gross gains and no gross losses. During the year ended December 31, 2019, proceeds from one matured debt security available for sale totaled $797,000.

    During the year ended December 31, 2018, proceeds from the sale of debt securities available for sale totaled $11.5 million, resulting in $116,000 of gross gains and no gross losses. During the year ended December 31, 2018, proceeds from matured debt securities available for sale totaled $2.4 million.

    Debt securities available for sale having a carrying value of $822.2 million and $462.0 million, at December 31, 2020 and 2019, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

    The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at December 31, 2020 and 2019 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

Mortgage-backed securities and collateralized mortgage obligations	$117,978	$(481)	$24,018	$(81)	$141,996	$(562)
Corporate debt securities	9,845	(155)	5,740	(260)	15,585	(415)
Trust preferred securities	—	—	4,670	(330)	4,670	(330)
	$127,823	$(636)	$34,428	$(671)	$162,251	$(1,307)

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

    The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2020, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

    The number of securities in an unrealized loss position at December 31, 2020 totaled 40, compared with 97 at December 31, 2019. All temporarily impaired securities were investment grade as of December 31, 2020 and 2019.

    The Company did not record an other-than-temporary impairment charge on debt securities available for sale during the years ended December 31, 2020, 2019, and 2018.

(5)     Debt Securities Held to Maturity

    Debt securities held to maturity at December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$5,000	$1	$—	$5,001
Mortgage-backed securities and collateralized mortgage obligations	257,720	14,372	(2)	272,090
	$262,720	$14,373	$(2)	$277,091

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$20,000	$26	$(66)	$19,960
Mortgage-backed securities and collateralized mortgage obligations	265,756	4,048	(259)	269,545
	$285,756	$4,074	$(325)	$289,505

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Debt Securities Held to Maturity (continued)

The amortized cost and fair value of debt securities held to maturity at December 31, 2020, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	December 31, 2020
	Amortized Cost	Fair Value
	(In thousands)

More than one year to five years	$5,000	$5,001
Mortgage-backed securities and collateralized mortgage obligations	257,720	272,090
	$262,720	$277,091

    Mortgage-backed securities and collateralized mortgage obligations totaling $257.7 million at amortized cost, and $272.1 million at fair value at December 31, 2020, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

During the year ended December 31, 2020, there were no sales of debt securities held to maturity. During the year ended December 31, 2020, proceeds from called debt securities held to maturity totaled $20.0 million. No gross gains or losses were recognized on the securities which were called.

There were no sales of debt securities held to maturity for the years ended December 31, 2019 and 2018. During the year ended December 31, 2019, proceeds from called debt securities held to maturity totaled $33.4 million, resulting in $24,000 of gross gains and no gross losses. During the year ended December 31, 2018, proceeds from calls and maturities of debt securities held to maturity totaled $5.4 million, resulting in no gross gains or losses.
    Debt securities held to maturity having a carrying value of $220.5 million and $236.0 million, at December 31, 2020 and December 31, 2019, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

    The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at December 31, 2020 and 2019 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

Mortgage-backed securities and collateralized mortgage obligations	$2,176	$(2)	$—	$—	$2,176	$(2)

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

    The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities held to maturity was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2020, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

    There were two securities in an unrealized loss position as of December 31, 2020, compared with 22 at December 31, 2019. All temporarily impaired securities were investment grade as of December 31, 2020 and 2019.

    The Company did not record an other-than-temporary impairment charge on debt securities held to maturity for the years ended December 31, 2020, 2019, and 2018.

(6)    Equity Securities at Fair Value

    The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, and preferred stock in U.S. Government agencies which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at December 31, 2020 and 2019 was $5.4 million and $2.9 million, respectively.

    The Company adopted ASU 2016-01 on January 1, 2019, resulting in a $548,000 after tax cumulative-effect adjustment from other comprehensive income (loss) to retained earnings, as reflected in the Consolidated Statements of Changes in Stockholders' Equity. The Company recorded a net increase in the fair value of equity securities of $767,000 and $305,000 for the years ended December 31, 2020 and 2019, respectively, as a component of non-interest income.

During the years ended December 31, 2020, and 2018, there were no sales of equity securities. During the year ended December 31, 2019 proceeds from the sales of equity securities totaled $1.1 million, resulting in $236,000 of gross gains and no gross losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses

    Loans receivable at December 31, 2020 and 2019 are summarized as follows:

	December 31,
	2020	2019
	(In thousands)
Real estate loans:
One-to-four family	$1,940,327	$2,077,079
Multifamily and commercial	2,817,965	2,919,985
Construction	328,711	298,942
Commercial business loans	752,870	483,215
Consumer loans:
Home equity loans and advances	321,177	388,127
Other consumer loans	1,497	1,960
Total gross loans	6,162,547	6,169,308
Purchased credit-impaired loans	6,345	7,021
Net deferred loan costs, fees and purchased premiums and discounts	12,878	21,237
Loans receivable	$6,181,770	$6,197,566

    The Company had $4.1 million of SBA loans held-for-sale at December 31, 2020. The Company had no loans held-for-sale at December 31, 2019. During the year ended December 31, 2020, the Company sold $111.8 million of one-to-four family real estate loans held-for-sale, resulting in gross gains of $1.7 million and no gross losses. During the year ended December 31, 2019, the Company sold $97.4 million, $4.3 million, and $164,000 of one-to-four family real estate, fixed rate home equity loans, multifamily and commercial real estate and commercial business loans held-for-sale, respectively, resulting in gross gains of $718,000 and no gross losses. During the year ended December 31, 2018, the Company sold $3.6 million of one-to-four family real estate and fixed rate home equity loans, which resulted in no gross gains or losses.

    During the year ended December 31, 2020, the Company sold $15.1 million, $13.0 million, and $7.6 million of one-to-four family real estate, fixed rate home equity loans, construction loans and commercial business loans, respectively, included in loans receivable, resulting in gross gains of $161,000 and no gross losses. During the year ended December 31, 2019, the Company sold $5.3 million, $5.5 million, and $901,000 of one-to-four family real estate, fixed rate home equity loans, and multifamily and commercial real estate and commercial business loans, respectively, included in loans receivable, resulting in gross gains of $67,000 and no gross losses. During the year ended December 31, 2018, the Company sold $32.0 million of one-to-four family real estate and fixed rate home equity loans included in loans receivable, resulting in gross gains of $618,000 and no gross losses.

    During the year ended December 31, 2020, there were no loans purchased by the Company. During the years ended December 31, 2019 and 2018, the Company purchased $89.8 million of one-to-four family real estate loans from third parties and purchased $32.3 million of multifamily and commercial real estate loans from third parties.

At December 31, 2020, commercial business loans included $344.4 million SBA PPP loans and net deferred fees related to these loans totaling $6.6 million. At December 31, 2019 there were no SBA PPP loans.

    At December 31, 2020 and 2019, the carrying value of loans serviced by the Company for investors was $598.0 million and $526.3 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition. Servicing income totaled $1.4 million, $1.2 million, and $1.1 million for the years ended December 31, 2020, 2019 and 2018.

    The Company has entered into Guarantor Swaps with Freddie Mac which results in improved liquidity. During the year ended December 31, 2020, the Company exchanged $117.3 million of loans for Freddie Mac mortgage participation certificates, resulting in gross gains of $3.5 million and no gross losses. During the year ended December 31, 2019, the Company exchanged $21.6 million of loans for Freddie Mac mortgage participation certificates. During the year ended December 31, 2018, no loans were exchanged for a Freddie Mac Mortgage participation certificate. The Company retained the servicing of these loans.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

The Company has granted loans to certain officers and directors of the Company and its subsidiaries and to their associates. At December 31, 2020 and 2019, such loans totaled approximately $1.6 million and $1.1 million, respectively. During the year ended December 31, 2020, the Bank granted one new loan to a related party totaling $300,000. During the years ended December 31, 2019 and 2018, no new loans were granted to related parties. These loans are performing in accordance with their original terms.

    The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCI loans at December 31, 2020 and 2019:

	December 31, 2020
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$3,068	$912	$1,901	$5,881	$2,637	$1,931,809	$1,940,327
Multifamily and commercial	15,645	—	1,238	16,883	1,873	2,799,209	2,817,965
Construction	550	—	—	550	—	328,161	328,711
Commercial business loans	2,343	1,056	2,453	5,852	2,968	744,050	752,870
Consumer loans:
Home equity loans and advances	1,156	696	394	2,246	678	318,253	321,177
Other consumer loans	4	—	—	4	—	1,493	1,497
Total loans	$22,766	$2,664	$5,986	31,416	$8,156	$6,122,975	$6,162,547

	December 31, 2019
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$6,249	$2,132	$1,638	$10,019	$1,732	$2,065,328	$2,077,079
Multifamily and commercial	626	1,210	716	2,552	716	2,916,717	2,919,985
Construction	—	—	—	—	—	298,942	298,942
Commercial business loans	1,056	—	2,489	3,545	3,686	475,984	483,215
Consumer loans:
Home equity loans and advances	1,708	246	405	2,359	553	385,215	388,127
Other consumer loans	3	—	—	3	—	1,957	1,960
Total loans	$9,642	$3,588	$5,248	18,478	$6,687	$6,144,143	$6,169,308

    The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. Non-accruing loans are returned to an accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At December 31, 2020 and 2019, non-accrual loans totaled $8.2 million and $6.7 million, respectively. Included in non-accrual loans at December 31, 2020, are 19 loans totaling $2.2 million which are less than 90 days in arrears. At December 31, 2019, eight loans totaling $1.5 million, were less than 90 days in arrears.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

If non-accrual loans had performed in accordance with their original terms, interest income would have increased by $426,000, $509,000, and $126,000 for the years ended December 31, 2020, 2019 and 2018, respectively. The amount of cash basis interest income that was recognized on these loans during the years ended December 31, 2020, 2019 and 2018, was $410,000, $437,000, and $89,000, respectively.

At December 31, 2020 and 2019, there were no loans past due 90 days or more still accruing interest other than COVID-19 related loan forbearance and deferrals. In accordance with the CARES Act, these loans are not included in the aging of loans receivable by portfolio segment in the table above, and the Bank continues to accrue interest income during the forbearance or deferral period. If adverse information indicating that the borrower's capability of repaying all amounts due is unlikely, the interest accrual will cease.
PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are initially recorded at fair value at acqisition, based upon the present value of expected future cash flows, with no related allowance for loan losses, and aggregated and accounted for as pools of loans based on common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loan pools. See note 3 for additional information.

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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in the Roselle acquisition as of April 1, 2020 (See note 3 for more details):

April 1, 2020
(In thousands)

Contractually required principal and interest	$461
Contractual cash flows not expected to be collected (non-accretable difference)	(237)
Expected cash flows to be collected	224
Interest component of expected cash flows (accretable yield)	(51)
Fair value of acquired loans	$173

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7) Loans Receivable and Allowance for Loan Losses (continued)

The following table presents changes in accretable yield for PCI loans for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
	(In thousands)

Balance at beginning of period	$511	$—
Acquisition	58	556
Accretion	(34)	(30)
Net change in expected cash flows	(117)	(15)
Balance at end of period	$418	$511

The net increase in expected cash flows for certain pools of loans included in the table above is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools.

    We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At December 31, 2020 and 2019, the Company had no real estate owned. At of December 31, 2020 and 2019, we had two and four residential mortgage loans with carrying values totaling $398,000 and $522,000, respectively, collateralized by residential real estate which are in the process of foreclosure. The states of New Jersey, New York and Pennsylvania have issued executive orders which declare moratoriums on removing individuals from a residential property until at least two months after the COVID health crisis has ended. In response to these orders, in March 2020, the Company temporarily suspended residential property foreclosure sales and evictions.

    The Company maintains the allowance for loan losses through provisions for loan losses which are charged to income. Charge-offs against the allowance for loan losses are taken on loans where management determines that the collection of loan principal is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for loan losses.
    As part of the evaluation of the adequacy of the allowance for loan losses, management prepares an analysis each quarter that categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial business, etc.) and loan risk rating.
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
    Management estimates the allowance for loans collectively evaluated for impairment by applying quantitative loss factors to the loan segments by risk rating and determining adjustments to each loan segment at an overall level. Quantitative loss factors give consideration to historical loss experience and migration experience by loan type based on an appropriate look-back period, adjusted for a loss emergence period.
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

    Although management believes that the Company has established and maintains the allowance for loan losses at appropriate levels, additional reserves may be necessary if future economic and other conditions differ substantially from the current operating environment. Management evaluates its estimates and assumptions on an ongoing basis and the estimates and assumptions are adjusted when facts and circumstances necessitate a re-valuation of the estimate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. In addition, regulatory agencies periodically review the adequacy of the Company’s allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgement
    The Bank defines a loan as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. All multifamily and commercial real estate, construction, and commercial business loans with an outstanding balance of greater than $500,000 and not accruing interest, loans modified in a troubled debt restructuring (TDR), and other loans if there is specific information of a collateral shortfall are individually evaluated for impairment. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling costs.

    The following tables summarize loans receivable (including PCI loans) and allowance for loan losses by portfolio segment and impairment method at December 31, 2020 and 2019:

	December 31, 2020
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$391	$601	$—	$84	$12	$—	$1,088
Collectively evaluated for impairment	13,195	30,080	11,271	17,300	1,736	6	73,588
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total	$13,586	$30,681	$11,271	$17,384	$1,748	$6	$74,676

Total loans:
Individually evaluated for impairment	$7,257	$32,792	$—	$3,447	$1,651	$—	$45,147
Collectively evaluated for impairment	1,933,070	2,785,173	328,711	749,423	319,526	1,497	6,117,400
Loans acquired with deteriorated credit quality	309	4,893	—	1,143	—	—	6,345
Total loans	$1,940,636	$2,822,858	$328,711	$754,013	$321,177	$1,497	$6,168,892

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

Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” allows banks to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. The Bank elected to account for modifications on certain loans under Section 4013 of the CARES Act or, if the loan modification was not eligible under Section 4013, used the criteria in the COVID-19 guidance to determine when the loan modification was not a TDR in accordance with ASC 310-40. Guidance noted that modification or deferral programs mandated by the federal or a state government related to COVID-19 would not be in the scope of ASC 310-40, such as a state program that requires all institutions within that state to suspend mortgage payments for a specified period. These short-term loan modifications will not be treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, based on current evaluations, generally, we have continued the accrual of interest on these loans during the short-term modification period. The Consolidated Appropriations Act, 2021, which was enacted in late December 2020, extended certain provisions of the CARES Act, including provisions permitting loan deferral extension requests to not be treated as troubled debt restructurings.

    The following tables present the number of loans modified as TDRs during the years ended December 31, 2020, 2019 and 2018, along with their balances immediately prior to the modification date and post-modification. Post-modification recorded investment represents the net book balance immediately following modification.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

	For the Years Ended December 31,
	2020			2019
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real estate loans:
Multifamily and commercial	5	$17,022	$17,022	—	$—	$—
Commercial business loans	2	11,507	12,802	1	4,095	4,095
Total restructured loans	7	$28,529	$29,824	1	$4,095	$4,095

	For the Year Ended December 31,
	2018
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
		(Dollars in thousands)
Troubled Debt Restructurings
Real estate loans:
One-to-four family	5	$801	$801
Multifamily and commercial	1	65	65
Consumer loans:
Home equity loans and advances	1	588	588
Total restructured loans	7	$1,454	$1,454

    The activity in the allowance for loan losses for the years ended December 31, 2020, 2019 and 2018, are as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Balance at beginning of period	$61,709	$62,342	$58,178
Provision charged	18,447	4,224	6,677
Recoveries	823	496	707
Charge-offs	(6,303)	(5,353)	(3,220)
Balance at end of period	$74,676	$61,709	$62,342

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

    The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2020, 2019 and 2018, are as follows:

	For the Year Ended December 31, 2020
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Balance at beginning of period	$13,780	$22,980	$7,435	$15,836	$1,669	$9	$61,709
Provision charged (credited)	1,299	7,713	3,835	5,360	239	1	18,447
Recoveries	438	16	1	308	60	—	823
Charge-offs	(1,931)	(28)	—	(4,120)	(220)	(4)	(6,303)
Balance at end of period	$13,586	$30,681	$11,271	$17,384	$1,748	$6	$74,676

	For the Year Ended December 31, 2019
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Balance at beginning of period	$15,232	$23,251	$7,217	$14,176	$2,458	$8	$62,342
Provision charged (credited)	(429)	(178)	216	5,250	(638)	3	4,224
Recoveries	30	10	2	404	50	—	496
Charge-offs	(1,053)	(103)	—	(3,994)	(201)	(2)	(5,353)
Balance at end of period	$13,780	$22,980	$7,435	$15,836	$1,669	$9	$61,709

	For the Year Ended December 31, 2018
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Unallocated	Total
	(In thousands)

Balance at beginning of period	$19,991	$19,933	$5,217	$8,275	$4,576	$8	$178	$58,178
Provision charged (credited)	(4,503)	3,445	1,997	7,860	(1,949)	5	(178)	6,677
Recoveries	334	2	3	240	122	6	—	707
Charge-offs	(590)	(129)	—	(2,199)	(291)	(11)	—	(3,220)
Balance at end of period	$15,232	$23,251	$7,217	$14,176	$2,458	$8	$—	$62,342

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

    The following tables present loans individually evaluated for impairment by loan segment, excluding PCI loans, at December 31, 2020 and 2019:

	At December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$3,344	$3,898	$—
Multifamily and commercial	13,058	13,094	—
Commercial business loans	1,945	1,945	—
Consumer loans:
Home equity loans and advances	714	851	—
	19,061	19,788	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	3,913	3,919	391
Multifamily and commercial	19,734	20,350	601
Commercial business loans	1,502	1,502	84
Consumer loans:
Home equity loans and advances	937	937	12
	26,086	26,708	1,088
Total:
Real estate loans:
One-to-four family	7,257	7,817	391
Multifamily and commercial	32,792	33,444	601
Commercial business loans	3,447	3,447	84
Consumer loans:
Home equity loans and advances	1,651	1,788	12
Total loans	$45,147	$46,496	$1,088

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

    Specific allocations of the allowance for loan losses attributable to impaired loans totaled $1.1 million and $1.6 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, impaired loans for which there was no related allowance for loan losses totaled $19.1 million and $10.7 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

    The following table presents interest income recognized for loans individually evaluated for impairment, by loan segment, excluding PCI loans for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020		2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$7,946	$305	$8,811	$434	$10,224	$445
Multifamily and commercial	23,701	1,091	2,639	147	2,712	155
Construction	—	—	850	—	—	—
Commercial business loans	4,963	216	6,378	479	3,060	118
Consumer loans:
Home equity loans and advances	1,909	100	2,562	143	3,361	173
Totals	$38,519	$1,712	$21,240	$1,203	$19,357	$891

    The recorded investment in TDRs totaled $45.4 million at December 31, 2020, of which one loan totaling $91,000 was over 90 days past due, and three loans totaling $11.9 million were 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2020. The recorded investment in TDRs totaled $20.0 million at December 31, 2019, of which there were no loans were over 90 days past due and three loans totaling $660,000 were 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2019. The recorded investment in TDRs totaled $16.0 million at December 31, 2018, of which one loan totaling $101,000 was over 90 days past due, and seven loans totaling $1.0 million were 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2018.

    The following tables present loans receivable by credit quality risk indicator and by loan segment, excluding PCI loans at December 31, 2020 and 2019:

	December 31, 2020
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$1,935,032	$2,758,905	$328,711	$740,010	$320,092	$1,497	$6,084,247
Special mention	404	40,392	—	6,718	—	—	47,514
Substandard	4,891	18,668	—	6,142	1,085	—	30,786
Doubtful	—	—	—	—	—	—	—
Total	$1,940,327	$2,817,965	$328,711	$752,870	$321,177	$1,497	$6,162,547

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

	December 31, 2019
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$2,072,878	$2,900,286	$298,942	$454,183	$387,251	$1,960	$6,115,500
Special mention	419	4,724	—	20,170	—	—	25,313
Substandard	3,782	14,975	—	8,862	876	—	28,495
Doubtful	—	—	—	—	—	—	—
Total	$2,077,079	$2,919,985	$298,942	$483,215	$388,127	$1,960	$6,169,308

(8)    Office Properties and Equipment, net

    Office properties and equipment less accumulated depreciation at December 31, 2020 and 2019 are summarized as follows:

	December 31,
	2020	2019
	(In thousands)

Land	$10,174	$11,069
Buildings	31,523	27,340
Land and building improvements	35,307	31,520
Leasehold improvements	22,166	24,038
Furniture and equipment	33,971	36,828
	133,141	130,795
Less accumulated depreciation and amortization	57,167	57,828
Total office properties and equipment, net	$75,974	$72,967

Land and building improvements at December 31, 2020 and 2019 included $2.6 million and $1.3 million, respectively, in construction in progress for the renovation of the Bank's corporate headquarters and various other facilities. At December 31, 2020 and 2019, $1.9 million and $1.8 million, respectively, included in buildings, are properties classified as held-for-sale, and carried at fair value.

    Depreciation and amortization expense for the years ended December 31, 2020, 2019 and 2018, amounted to $6.5 million, $4.9 million, $3.8 million, respectively.

(9)    Leases

Effective January 1, 2020, the Company adopted ASU 2016-02 Leases (Topic 842) and all subsequent ASU's that modified Topic 842, as explained in note 2, Summary of Significant Accounting Policies, Accounting Pronouncements Adopted. The Company's leases primarily relate to real estate property for branches and office space. At December 31, 2020, all of the Company's leases are classified as operating leases.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(9)    Leases (continued)

The Company determines if an arrangement is a lease at inception. Topic 842 requires lessees to recognize a right-of-use asset and a lease liability, measured at the present value of the future minimum lease payments, at the lease commencement date. At the time of adoption, an operating lease right-of-use asset of $22.2 million and operating lease liabilities of $23.3 million were recorded in other assets and other liabilities, respectively on our Consolidated Statements of Financial Condition. The calculated amount of the right-of-use asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of minimum lease payments. As the Company's leases do not provide an implicit rate, the discount rate used in determining the lease liability for each individual lease was the Company's incremental borrowing rate at the time of adoption of ASU 2016-02, on a collateralized basis, over a similar term. Certain leases include options to renew, with one or more renewal terms usually ranging from 3 years to 10 years. For each lease, these extension options were evaluated, and those which were considered reasonably certain of renewal were included in the lease term.

At December 31, 2020, the weighted average remaining lease term for operating leases was 7.5 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.26%.

The Company elected to account for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the year ended December 31, 2020, operating and variable lease expenses totaled approximately $2.4 million.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended December 31, 2020. At December 31, 2020, the Company had no leases that had not yet commenced.

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

At December 31, 2020	Lease Payment Obligations
(In thousands)

2021	$4,010
2022	3,624
2023	3,310
2024	2,586
2025	1,914
Thereafter	6,620
Total undiscounted cash flows	22,064
Discount on cash flows	(1,992)
Total lease liability	$20,072

At December 31, 2019, operating lease commitments under lessee arrangements were $4.9 million, $4.5 million, $4.0 million, $3.5 million and $2.7 million for 2020 through 2024, respectively, and $5.0 million in aggregate for all years thereafter.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(10)    Goodwill and Intangible Assets

    Intangible assets at December 31, 2020 and 2019 are summarized as follows:

	December 31,
	2020	2019
	(In thousands)

Goodwill	$80,285	$60,763
Core deposit intangibles	6,197	7,245
Mortgage servicing rights	902	574
	$87,384	$68,582

    Mortgage servicing rights' amortization expense for the years ended December 31, 2020, 2019, and 2018 amounted to $128,000, $109,000, and $73,000, respectively. Core deposit intangible amortization expense for the years ended December 31, 2020 and 2019 amounted to $1.0 million and $222,000, respectively. There was no core deposit amortization expense for the year ended December 31, 2018.

    Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows:

Year Ending December 31,	Core Deposit Intangible Amortization
(In thousands)

2021	$1,024
2022	961
2023	892
2024	819
2025	737
Thereafter	1,764
Total	$6,197

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(11)    Deposits

    Deposits at December 31, 2020 and 2019 are summarized as follows:

	December 31,
	2020		2019
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,354,605	—%	$958,442	—%
Interest-bearing demand	2,189,164	0.40	1,720,383	1.03
Money market accounts	588,180	0.36	410,392	0.91
Savings and club deposits	688,309	0.16	543,480	0.15
Certificates of deposit	1,958,366	1.44	2,013,145	2.25
Total deposits	$6,778,624	0.59%	$5,645,842	1.20%

    Included in the above balances at December 31, 2020 and 2019 are certificates of deposit obtained through brokers, totaling $26.3 million and $31.6 million that were acquired from Stewardship.

    The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $1.0 billion and $1.1 billion at December 31, 2020 and 2019, respectively.

    Scheduled maturities of certificates of deposit accounts at December 31, 2020 and 2019 are summarized as follows:

	December 31,
	2020	2019
	(In thousands)

One year or less	$1,494,129	$1,293,613
After one year to two years	337,579	548,995
After two years to three years	52,809	142,458
After three years to four years	23,018	11,362
After four years	50,831	16,717
	$1,958,366	$2,013,145

    Interest expense on deposits for the years ended December 31, 2020, 2019, and 2018 are summarized as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Demand (including money market accounts)	$15,556	$19,922	$12,933
Savings and club deposits	1,023	770	993
Certificates of deposit	38,667	40,859	25,597
	$55,246	$61,551	$39,523

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)    Borrowings

    Borrowings at December 31, 2020 and 2019 are summarized as follows:

	December 31,
	2020	2019	2020	2019
	Balance		Weighted Average Interest Rate
	(In thousands)

Overnight lines of credit	$—	$107,800	—%	1.81%
FHLB advances	792,412	1,275,391	1.18	2.09
Subordinated notes	—	16,899	—	6.75
Junior subordinated debentures	6,952	6,932	3.20	5.09
	$799,364	$1,407,022	1.20%	2.14%

    At December 31, 2020, the Company had no outstanding overnight lines of credit with the FHLB. At December 31, 2019, the Company had $107.8 million of outstanding lines of credit with the FHLB. Interest expense on the overnight advances for the years ended December 31, 2020, 2019, and 2018, were $425,000, $1.8 million, and $2.2 million, respectively.

    At December 31, 2020, the Bank could borrow funds from the FHLB under an overnight advance program up to the Bank's maximum borrowing capacity based on its ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital. Additionally, at both December 31, 2020 and 2019, the Bank had unused correspondent bank lines of credit with an aggregate overnight borrowing capacity of $250.0 million.

    At December 31, 2020, FHLB advances were at fixed rates with maturities between January 2021 and February 2025, and at December 31, 2019, FHLB advances were at fixed rates with maturities between January 2020 and August 2024. At December 31, 2020 and 2019, FHLB advances were collateralized by FHLB capital stock owned by the Bank, and loans with carrying values totaling $2.1 billion and $1.9 billion, respectively. Loans securing advances consists of one-to-four family, multifamily and commercial and home equity real estate loans. At December 31, 2020 and 2019, FHLB advances were also collateralized by securities with carrying values totaling $222.4 million and $246.2 million, respectively. Interest expense on fixed rate FHLB advances for the years ended December 31, 2020, 2019, and 2018, were $17.7 million, $25.2 million, and $17.1 million, respectively.

    At December 31, 2020 and 2019, short-term FHLB advances totaling $430.0 million and $410.0 million, respectively, were designated as hedged items as part of a cash flow hedging program. See note 22 for information regarding these transactions.

    Scheduled maturities of FHLB advances at December 31, 2020 are summarized as follows:

Year Ended December 31,
2020
(In thousands)

One year or less	$496,042
After one year to two years	179,706
After two years to three years	40,391
After three years to four years	51,273
After four years	25,000
Total FHLB advances	$792,412

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)    Borrowings (continued)

    At December 31, 2020 and 2019, the carrying value of junior subordinated debt balances were $7.0 million and $6.9 million, respectively. The balance outstanding at December 31, 2020 and 2019 represents debentures issued in 2003 by Stewardship Statutory Trust (the "Trust"), a statutory business trust that was acquired in the Stewardship merger. These floating rate debentures mature on September 17, 2033 and adjust quarterly at a rate of three month LIBOR plus 3.20%. At December 31, 2020 and 2019 the rate of interest was 3.20% and 5.09%, respectively. In August 2018, the Company redeemed all other junior subordinated debt securities that were previously outstanding. Interest expense for the years ended December 31, 2020, 2019, and 2018 were $295,000, $65,000, $3.5 million, respectively.

    At December 31, 2019, the balance of subordinated notes was $16.9 million. At December 31, 2020, the balance was zero as the subordinated notes were prepaid in September 2020. The Company acquired these subordinated notes in the Stewardship merger. The subordinated notes had a maturity date of August 25, 2025, and included a right of prepayment, without penalty, on or after August 28, 2020. Interest expense for the years ended December 31, 2020 and 2019 were $448,000 and $113,000, respectively. There were no subordinated notes outstanding at or during the year ended December 31, 2018.

(13)    Stockholders' Equity

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

    Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer capital requirement was fully phased on January 1, 2019. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of December 31, 2020 and 2019, each of the Company and the Bank exceeded all capital adequacy requirements to which it is subject.

    Based upon most recent notification from federal banking regulators, the Bank was categorized as well capitalized as of June 30, 2020, under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank's category.

    The following table presents the Company's and the Bank's actual capital amounts and ratios at December 31, 2020 and 2019 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Stockholders' Equity (continued)

Regulatory Capital (continued)

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements With Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At December 31, 2020:
Total capital (to risk-weighted assets)	$1,070,361	18.54%	$461,766	8.00%	$606,068	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	998,172	17.29	346,325	6.00	490,627	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	990,955	17.17	259,744	4.50	404,046	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	998,172	11.38	350,923	4.00	350,923	4.00	N/A	N/A

At December 31, 2019:
Total capital (to risk-weighted assets)	$1,061,555	17.25%	$492,438	8.00%	$646,324	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	988,172	16.05	369,328	6.00	523,215	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	980,995	15.94	276,996	4.50	430,883	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	988,172	12.92	305,824	4.00	305,824	4.00	N/A	N/A

Bank
At December 31, 2020:
Total capital (to risk-weighted assets)	$924,959	16.05%	$460,944	8.00%	$604,989	10.50%	$576,180	10.00%
Tier 1 capital (to risk-weighted assets)	852,897	14.80	345,708	6.00	489,753	8.50	460,944	8.00
Common equity tier 1 capital (to risk-weighted assets)	852,897	14.80	259,281	4.50	403,326	7.00	374,517	6.50
Tier 1 capital (to adjusted total assets)	852,897	9.72	350,815	4.00	350,815	4.00	438,519	5.00

At December 31, 2019:
Total capital (to risk-weighted assets)	$844,664	14.25%	$474,125	8.00%	$622,290	10.50%	$592,657	10.00%
Tier 1 capital (to risk-weighted assets)	782,881	13.21	355,594	6.00	503,758	8.50	474,125	8.00
Common equity tier 1 capital (to risk-weighted assets)	782,881	13.21	266,696	4.50	414,860	7.00	385,227	6.50
Tier 1 capital (to adjusted total assets)	782,881	10.25	305,423	4.00	305,423	4.00	381,779	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Stockholders' Equity (continued)

Stock Repurchase Program

    On June 11, 2019, the Company announced that its Board of Directors authorized the Company's first stock repurchase program since the completion of its minority public offering in April 2018. This program, which commenced on June 13, 2019, authorized the purchase of up to 4,000,000 shares, or approximately 3.5%, of the Company's then issued and outstanding common stock. On December 5, 2019, the Company announced that the Board of Directors had expanded its stock repurchase program to authorize the purchase of an additional 3,000,000 shares of the Company's outstanding common stock in addition to the shares remaining under the repurchase program announced on June 11, 2019. On April 23, 2020, the Company completed the repurchases under these stock repurchase programs. On September 10, 2020, the Company announced that its Board of Directors authorized the Company's second stock repurchase program for the purchase of up to 5,000,000 shares, or approximately 4.3%, of the Company's issued and outstanding common stock, commencing on September 15, 2020.

During the years ended December 31, 2020 and 2019, the Company repurchased 7,587,142 shares at at cost of approximately $108.2 million, or $14.26 per share, and 3,543,800 shares at a cost of approximately $55.3 million, or $15.61 per share, respectively, under these programs. Repurchased shares are held as treasury stock and are available for general corporate purposes. There were no stock repurchase programs in effect at or during the year ended December 31, 2018.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan"), Post-retirement Plan, Split-Dollar Life Insurance Plans

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

    The Company also has a Retirement Income Maintenance Plan (the "RIM" Plan), which is a non-qualified defined benefit plan which provides benefits to all employees of the Company if their benefits under the Pension Plan are limited by Internal Revenue Code 415 and 401(a)(17).

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

The Company also provides life insurance benefits to eligible employees under an endorsement split-dollar life insurance program. The Company recognizes a liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits post-retirement. Through the mergers with Stewardship and Roselle, the Company recognized an additional liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits post-retirement under those respective Bank's program.

The following table sets forth information regarding the Pension, RIM, Post-retirement and Split-Dollar Life Insurance Plans at December 31, 2020 and 2019:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, Split-Dollar Life Insurance Plans (cont'd)

	December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$263,826	$209,205	$13,696	$11,285	$24,603	$20,964	$14,100	$10,462
Acquired	—	—	—	—	—	—	1,981	310
Service cost	7,985	6,494	267	210	394	339	467	354
Interest cost	7,608	8,569	405	466	683	826	507	457
Actuarial (gain) loss	40,281	46,001	2,506	2,074	5,506	3,141	3,137	2,649
Benefits paid	(7,260)	(6,443)	(344)	(339)	(565)	(667)	(211)	(132)
Benefit obligation at end of year	312,440	263,826	16,530	13,696	30,621	24,603	19,981	14,100

Change in plan assets:
Fair value of plan assets at beginning of year	356,347	272,974	—	—	—	—	—	—
Actuarial return on plan assets	50,820	54,816	—	—	—	—	—	—
Employer contributions	12,000	35,000	344	339	565	667	211	132
Benefits paid	(7,260)	(6,443)	(344)	(339)	(565)	(667)	(211)	(132)
Fair value of plan assets at end of year	411,907	356,347	—	—	—	—	—	—
Funded status at end of year	$99,467	$92,521	$(16,530)	$(13,696)	$(30,621)	$(24,603)	$(19,981)	$(14,100)

    At December 31, 2020 and 2019, the unfunded liability for the RIM Plan and Post-retirement Plan of $16.5 million and $30.6 million, and $13.7 million and $24.6 million, respectively, were included in other liabilities in the Consolidated Statements of Financial Condition, and the over-funded pension benefits associated with the Pension Plan totaling $99.5 million and $92.5 million respectively, were included in other assets in the Consolidated Statements of Financial Condition.

    The components of accumulated other comprehensive income related to the Pension Plan, RIM Plan, and Post-retirement Plan on a pre-tax basis, at December 31, 2020, 2019, and $2018, are summarized in the following table:

	At December 31,
	2020				2019
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
	(In thousands)

Unrecognized prior service costs	$—	$—	$—	$405	$—	$—	$—	$461
Unrecognized net actuarial income	76,686	7,686	12,417	8,741	68,752	5,777	7,221	6,058
Total accumulated other comprehensive income	$76,686	$7,686	$12,417	$9,146	$68,752	$5,777	$7,221	$6,519

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, Split-Dollar Life Insurance Plans (cont'd)

	At December 31
	2018
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
	(In thousands)

Unrecognized prior service costs	$—	$—	$—	$517
Unrecognized net actuarial income	59,579	3,748	4,226	3,658
Total accumulated other comprehensive income	$59,579	$3,748	$4,226	$4,175

    Net periodic benefit (income) cost for the Pension Plan, RIM Plan, Post-retirement Plan and Split-dollar Life Insurance plan benefits for the years ended December 31, 2020 and 2019, and 2018, includes the following components:

	For the Year Ended December 31,
	2020
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$7,985	$267	$394	$467	Compensation and employee benefits
Interest cost	7,608	405	683	507	Other non-interest expense
Expected return on plan assets	(23,375)	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	56	Other non-interest expense
Net loss	4,902	397	309	454	Other non-interest expense
Net periodic (income) benefit cost	$(2,880)	$1,069	$1,386	$1,484

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, Split-Dollar Life Insurance Plans (cont'd)

	For the Year Ended December 31,
	2019
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$6,494	$210	$339	$354	Compensation and employee benefits
Interest cost	8,569	466	826	457	Other non-interest expense
Expected return on plan assets	(21,058)	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	56	Other non-interest expense
Net loss	3,070	244	147	247	Other non-interest expense
Net periodic (income) benefit cost	$(2,925)	$920	$1,312	$1,114

	For the Year Ended December 31,
	2018
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$7,805	$282	$417	$374	Compensation and employee benefits
Interest cost	8,489	443	796	428	Other non-interest expense
Expected return on plan assets	(20,794)	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	(106)	32	Other non-interest expense
Net loss	3,117	413	323	506	Other non-interest expense
Net periodic (income) benefit cost	$(1,383)	$1,138	$1,430	$1,340

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, Split-Dollar Life Insurance Plans (cont'd)

    The weighted average actuarial assumptions used in the plan determinations at and for the years ended December 31, 2020, 2019, and 2018 were as follows:

	At and For the Years Ended December 31,
	2020
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
Weighted average assumptions used to determine benefit obligation:
Discount rate	2.920%	2.670%	2.590%	3.010%
Rate of compensation increase	3.750	3.750	N/A	3.750
Weighted average assumptions used to determine net periodic benefit cost:
Discount Rates:
Benefit obligation	3.490%	3.330%	3.270%	3.540%
Remeasurement rate	2.740	N/A	N/A	N/A
Service cost	3.660	3.460	3.520	3.710
Remeasurement rate	2.970	N/A	N/A	N/A
Interest cost	3.120	3.000	2.850	3.280
Remeasurement rate	2.220	N/A	N/A	N/A
Expected rate of return on plan assets	6.500	N/A	N/A	N/A
Rate of compensation increase	3.500	3.500	N/A	3.500

	At and For the Years Ended December 31,
	2019
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
Weighted average assumptions used to determine benefit obligation:
Discount rate	3.490%	3.330%	3.270%	3.540%
Rate of compensation increase	3.500	3.500	N/A	3.500
Weighted average assumptions used to determine net periodic benefit cost:
Discount Rates:
Benefit obligation	4.570%	4.470%	4.410%	4.630%
Remeasurement rate	3.850	N/A	N/A	N/A
Service cost	4.700	4.570	4.600	4.740
Remeasurement rate	4.040	N/A	N/A	N/A
Interest cost	4.250	4.180	4.050	4.390
Remeasurement rate	3.440	N/A	N/A	N/A
Expected rate of return on plan assets	7.000	N/A	N/A	N/A
Rate of compensation increase	3.500	3.500	N/A	3.500

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, Split-Dollar Life Insurance Plans (cont'd)

	At and For the Years Ended December 31,
	2018
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
Weighted average assumptions used to determine benefit obligation:
Discount rate	4.570%	4.470%	4.410%	4.630%
Rate of compensation increase	3.500	3.500	N/A	3.500
Weighted average assumptions used to determine net periodic benefit cost:
Discount Rates:
Benefit obligation	3.750%	4.470%	3.625%	3.750%
Service cost	N/A	4.570	N/A	N/A
Interest cost	N/A	4.180	N/A	N/A
Expected rate of return on plan assets	7.250	N/A	N/A	N/A
Rate of compensation increase	3.500	3.500	N/A	3.500

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

     Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on post-retirement benefits at December 31, 2020:

	1% increase	1% decrease
	(In thousands)

Effect on total service cost and interest cost	$19	$(16)
Effect on post-retirement benefit obligations	175	(154)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, Split-Dollar Life Insurance Plans (cont'd)

Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years and thereafter are as follows:

	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
	(In thousands)

2021	$8,568	$384	$1,490	$270
2022	9,141	436	1,525	312
2023	9,847	534	1,559	363
2024	10,592	673	1,622	412
2025	11,388	778	1,675	461
2026 - 2030	68,978	4,415	8,820	3,179

    The weighted average asset allocation of pension assets at December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019

Domestic equities	44.1%	39.6%
Foreign equities	13.4%	9.6%
Fixed income	37.8%	44.3%
Real estate	4.4%	6.1%
Cash	0.3%	0.4%
Total	100.0%	100.0%

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

    The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the Statements of Net Assets Available for Plan Benefits at December 31, 2020 and 2019, respectively. A financial instrument's level within the fair value hierarchy's is based on the lowest level of input that is significant to the fair value measurement.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, Split-Dollar Life Insurance Plans (cont'd)

	December 31, 2020
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Money market mutual funds	$1,434	$1,434	$—	$—
Mutual funds - value stock fund	29,914	29,914	—	—
Mutual funds - fixed income	155,864	155,864	—	—
Mutual funds - international stock	55,300	55,300	—	—
Mutual funds - institutional stock index	151,436	151,436	—	—
Commingled real estate funds	17,959	—	17,959	—
	$411,907	$393,948	$17,959	$—

	December 31, 2019
		Fair Value Measurements
	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Money market mutual funds	$1,462	$1,462	$—	$—
Mutual funds - value stock fund	27,827	27,827	—	—
Mutual funds - fixed income	158,030	158,030	—	—
Mutual funds - international stock	34,332	34,332	—	—
Mutual funds - institutional stock index	113,100	113,100	—	—
Commingled real estate funds	21,596	—	21,596	—
	$356,347	$334,751	$21,596	$—

    Money market and other mutual funds are reported at fair value in the tables above utilizing exchange quoted prices in active markets for identical instruments (Level 1 inputs). The commingled real estate funds are reported at their respective net asset values (Level 2 inputs).

Bank-owned life insurance ("BOLI")

    The Company has BOLI which is a tax-advantaged transaction that is used to partially fund obligations associated with employee compensation and benefit programs. Policies are purchased insuring officers of the Company using a single premium method of payment. BOLI is accounted for using the cash surrender value and the increase in cash surrender value is included in non-interest income in the Company's Consolidated Statements of Income. At December 31, 2020 and 2019, the Company had $232.8 million and $211.4 million, respectively, in BOLI. BOLI income for the years ended December 31, 2020, 2019, and 2018 was $6.6 million, $5.8 million, and $5.2 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Savings Income Maintenance Deferred Compensation Plan (the "SIM Plan")

    The Company also maintains a non-qualified defined contribution plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the 401(k) Plan under tax law limits for tax-qualified plans. The contribution expense for the years ended December 31, 2020, 2019, and 2018 was approximately $4,000, $11,000, and $9,000, respectively.

401(k) Plan

    The Company has a 401(k) plan covering substantially all employees of the Bank. The Bank may match a percentage of the first 3.00% to 4.50% contributed by participants. The Bank’s matching contribution, if any, is determined by the Board of Directors in its sole discretion. The expense for the years ended December 31, 2020, 2019, and 2018 was approximately $1.7 million, $1.4 million, and $1.3 million,, respectively.

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

    The ESOP shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the average market price of the shares during the year, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense for the years ended December 31, 2020, 2019, and 2018 was $3.2 million, $3.6 million and $2.6 million, respectively.

    The ESOP shares were as follows:

	December 31,
	2020	2019
	(In thousands)

Allocated shares	606	385
Unearned shares	3,929	4,156
Total ESOP shares	4,535	4,541
Fair value of unearned ESOP shares	$61,139	$70,409

    The Company has a SERP, which is a non-qualified plan which provides supplemental retirement benefits to eligible officers (those designated by the Board of Directors) of the Company who are prevented from receiving the full benefits contemplated by the ESOP's benefit formulas under tax law limits for tax-qualified plans. SERP compensation expense for the years ended December 31, 2020, 2019, and 2018 was $215,000, $267,000, and $165,000, respectively.

Through the acquisition of Roselle, the Company acquired a non-contributory defined benefit supplemental executive retirement plan with the only participant being the former president of Roselle Bank. For the year ended December 31, 2020, the Company recorded a net periodic benefit cost of $11,000 in connection with this plan.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

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

Stock Based Compensation

    At the Company's annual meeting held on June 6, 2019, stockholders approved the Columbia Financial, Inc. 2019 Equity Incentive Plan ("2019 Plan") which provides for the issuance of up to 7,949,996 shares (2,271,427 restricted stock awards and 5,678,569 stock options) of common stock.

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

On December 14, 2020, 33,160 shares of restricted stock were awarded, with a grant date fair value of $15.08 per share. To fund the grant, the Company reissued shares from treasury stock.

    Restricted shares granted under the 2019 Plan generally vest in equal installments, over the performance or service periods ranging from 1 year to 5 years, beginning 1 year from the date of grant. A portion of restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight line basis over the requisite performance or service period. During the years ended December 31, 2020 and 2019, approximately $5.6 million and $2.3 million, respectively, in expense was recognized in regard to these awards. There was no restricted stock expense recorded for the year ended December 31, 2018. The expected future compensation expense related to the 1,263,169 non-vested restricted shares outstanding at December 31, 2020 is approximately $14.6 million over a weighted average period of 3.0 years.

    The following is a summary of the Company's restricted stock activity during the years ended December 31, 2020 and 2019:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2019	—	$—
Grants	1,464,243	15.67
Forfeited	(44,231)	15.60
Non-vested at December 31, 2019	1,420,012	$15.67
Grants	33,160	15.08
Vested	(172,756)	15.66
Forfeited	(17,247)	16.02
Non-vested at December 31, 2020	1,263,169	$15.66

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Stock Based Compensation (continued)

On July 23, 2019, options to purchase 3,707,901 shares of Company common stock were awarded with a grant date fair value of $4.25 per option. Stock options granted under the 2019 Plan vest in equal installments over the service period of five years beginning one year from the date of grant. Stock options were granted at an exercise price of $15.60, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 6.5 years, risk-free rate of return of 1.90%, volatility of 22.12%, and a dividend yield of 0.00%.
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

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the years ended December 31, 2020 and 2019, approximately $3.2 million and $1.4 million, respectively, in expense was recognized in regard to these awards. There was no stock option expense recorded for the year ended December 31, 2018. The expected future compensation expense related to the 2,965,330 non-vested options outstanding at December 31, 2020 is $11.3 million over a weighted average period of 3.6 years.

The following is a summary of the Company's option activity during the years ended December 31, 2020 and 2019:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2019	—	$—	—	$—
Granted	3,892,279	15.60	9.6	—
Forfeited	(108,235)	15.60	—	—
Outstanding, December 31, 2019	3,784,044	$15.67	9.6	$4,812,490
Expired	(10,457)	15.98	—	—
Forfeited	(64,959)	15.84	—	—
Outstanding, December 31, 2020	3,708,628	$15.66	8.6	$—
Options exercisable at December 31, 2020	743,298	$15.66	8.5	$—

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

    There were no stock option exercises during the years ended December 31, 2020, 2019 and 2018.

(15)    Income Taxes

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

    The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2020, 2019, and 2018 are as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Current:
Federal	$5,072	$5,933	$11,284
State	3,844	2,905	5,129
Total current	8,916	8,838	16,413

Deferred:
Federal	9,847	8,275	(4,901)
State	(109)	(748)	(589)
Total deferred	9,738	7,527	(5,490)
Total income tax expense	$18,654	$16,365	$10,923

    The Company reported deferred tax expense (benefit) of $(5.6) million, $(5.5) million, and $1.4 million for the years ended December 31, 2020, 2019, and 2018, respectively, related to the unrealized gains (losses) on securities available for sale, which is reported in accumulated other comprehensive income (loss), net of tax. Additionally, the Company recorded a deferred tax (benefit) expense of $900,000, $779,000, and $(530,000), respectively, related to the reclassification adjustment of actuarial net (loss) gain on employee benefit obligations, which is reported in accumulated other comprehensive income, net of tax. Deferred tax expense for the years ended December 31, 2020 and 2019 also includes $5.4 million and $2.3 million, respectively, recorded as a result of purchase accounting related to the Roselle and Stewardship acquisitions.

    A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory federal income tax rate of 21% is as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Tax expense at applicable statutory rate	$16,013	$14,927	$7,067
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	2,951	1,704	3,587
ESOP fair market value adjustment	187	272	202
Tax exempt interest income	(11)	(6)	(4)
Income from Bank-owned life insurance	(1,075)	(1,246)	(812)
Dividend received deduction	(9)	(8)	(16)
Non-deductible merger-related expenses	42	222	—
Non-deductible compensation expense	—	398	—
Other, net	556	102	899
Total income tax expense	$18,654	$16,365	$10,923

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)    Income Taxes (continued)

The net deferred tax asset is included in other assets in the Consolidated Statements of Financial Condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are as follows:

	At December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$20,878	$13,114
Post-retirement benefits	5,928	4,089
Deferred compensation	2,779	2,085
Depreciation	—	1,002
Retirement Income Maintenance plan	2,471	1,725
ESOP	624	301
Stock-based compensation	2,724	788
Reserve for uncollected interest	126	54
Net unrealized losses on debt securities and defined benefit plans	18,511	18,374
Federal and State NOLs	9,719	2,063
Alternative minimum assessment carryforwards	2,156	2,156
Charitable contribution carryforward	6,359	5,981
Purchase accounting	1,024	—
Lease liability	5,609	—
Other items	3,215	332
Gross deferred tax assets	82,123	58,999
Valuation allowance	(3,411)	(7,442)
	78,712	51,557
Deferred tax liabilities:
Pension expense	49,225	33,856
Depreciation	6,118	—
Deferred loan costs	8,555	5,911
Intangible assets	1,597	1,215
Lease right-of-use asset	5,317	—
Other items	716	266
Total gross deferred tax liabilities	71,528	41,248
Net deferred tax asset	$7,184	$10,309

    Retained earnings at December 31, 2020 and 2019 includes approximately $21.5 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders.

    Management believes that not all existing net deductible temporary differences that comprise the net deferred tax asset will reverse during periods in which the Company generates sufficient net taxable income. Accordingly, management has established a valuation allowance. Significant changes in the Company's operations and or economic conditions could affect the benefits of the recognized net deferred tax asset. Based on all available evidence, a valuation allowance was established for the portion of the state tax benefit that is not more likely than not to be realized. At December 31, 2020 and 2019, the Company's valuation allowance totaled $3.4 million and $7.4 million, respectively. Based upon projections of future taxable income and the ability to carryforward net

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)    Income Taxes (continued)

operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

    The Company had federal net operating losses from the acquisition of Roselle of approximately $11.9 million at December 31, 2020 and approximately $5.8 million from the acquisition of Stewardship of at December 31, 2019. These net operating losses are subject to a $1.1 million annual limitation under Code Section 382 and will not expire, except for approximately $1.0 million that will begin to expire in 2036.

    The Company had New Jersey net operating loss carryforwards of $108.4 million and $99.8 million, respectively, at December 31, 2020 and 2019. If not utilized, these carryforwards will expire periodically through 2039. At both December 31, 2020 and 2019, the Company had approximately $2.2 million of New Jersey AMA Tax Credits. These credits do not expire.

    The Company files income tax returns in the United States federal jurisdiction and in the states of New Jersey, New York and Pennsylvania. At December 31, 2020, the Company is no longer subject to federal income tax examination for the years prior to 2016. Columbia Bank MHC and its subsidiaries' New York returns are currently under audit for the tax years 2016 and 2017. The Company is open for examination by the State of New Jersey for years after 2015 and by the States of Pennsylvania and New York for years after 2016.

(16)    Financial Transactions with Off-Balance-Sheet Risk and Concentrations of Credit Risk

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

    At December 31, 2020 and 2019, the following commitments existed which are not reflected in the Consolidated Statements of Financial Condition:

	December 31,
	2020	2019
	(In thousands)
Loan commitments:
Residential real estate	$149,847	$91,141
Multifamily and commercial real estate	98,910	95,025
Commercial business	16,842	18,737
Construction	13,335	59,990
Consumer including home equity loans and advances	3,264	5,988
Total loan commitments	$282,198	$270,881

    Unused lines of credit consisting of home equity lines, and undisbursed business and construction lines totaled approximately $894.5 million and $910.0 million as of December 31, 2020 and 2019, respectively. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates that fluctuate with the base rate.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(16)    Financial Transactions with Off-Balance-Sheet Risk and Concentrations of Credit Risk (continued)

    The Company principally grants residential real estate loans, multifamily and commercial real estate loans, construction loans, commercial business loans, home equity loans and advances and other consumer loans to borrowers primarily throughout New Jersey, New York and Pennsylvania, and to a much lesser extent in a few other east coast states. Its borrowers' abilities to repay their obligations are dependent upon various factors, including the borrowers' income and net worth, cash flows generated by the underlying collateral, if any, or from business operations, value of the underlying collateral and priority of the Company's lien on the property. These factors are dependent on various economic conditions and circumstances beyond the Company's control, and as a result, the Company is subject to the risk of loss. The Company believes that its lending policies and procedures adequately minimize the potential exposure to such risks and adequate provisions for loan losses are provided for all probable and estimable losses. In the normal course of business, the Company sells residential real estate loans to third parties. These loan sales are subject to customary representations and warranties. In the event that the Company is found to be in breach of these representations and warranties, it may be obligated to repurchase certain of these loans.

    The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to the Company's borrowings. These derivatives were used to hedge the variability in cash flows associated with certain short-term funding transactions. The fair value of the derivatives as of December 31, 2020 and 2019 was a net liability of $23.0 million and $11.4 million, respectively, net of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange.

    In connection with its mortgage banking activities, at December 31, 2020 the Company had no commitments to sell loans, with servicing retained by the Bank. At December 31, 2020, the Company had commitments classified as held-for-sale, to sell the loans without servicing retained by the Bank.

    In addition to the commitments noted above, the Company is party to standby letters of credit which are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and may be secured or unsecured. Outstanding letters of credit totaled $9.4 million and $8.4 million at December 31, 2020 and 2019, respectively.

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

(17)    Fair Value Measurements

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

    Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure the fair values:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis as of December 31, 2020 and 2019.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Fair Value Measurements (continued)

Equity Securities, at Fair Value

    The Company holds equity securities that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs. A trust preferred security that is not traded in an active market and Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") preferred stock, are considered Level 2 instruments. In addition, Level 2 instruments include Atlantic Community Bankers Bank ("ACBB") stock, which is based on redemption at par value and can only be sold to the issuing ACBB or another institution that holds ACBB stock.

Derivatives

    The Company records all derivatives included in other assets and liabilities on the Consolidated Statements of Financial Condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. See note 22 for disclosures related to the accounting treatment for derivatives.

    The fair value of the Company's derivatives is determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values as of December 31, 2020 and 2019, by level within the fair value hierarchy:

	December 31, 2020
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$25,549	$25,549	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	1,200,394	—	1,200,394	—
Municipal obligations	16,862	—	16,862	—
Corporate debt securities	69,477	—	69,477	—
Trust preferred securities	4,670	—	4,670	—
Total debt securities available for sale	1,316,952	25,549	1,291,403	—
Equity securities	5,418	5,072	346	—
Derivative assets	19,425	—	19,425	—
	$1,341,795	$30,621	1,311,174	$—

Derivative liabilities	$42,384	$—	$42,384	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Fair Value Measurements (continued)

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

    There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2020 and 2019.

Assets Measured at Fair Value on a Non-Recurring Basis

    The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2020 and 2019.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Fair Value Measurements (continued)

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at December 31, 2020 and 2019, by level within the fair value hierarchy:

	December 31, 2020
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Mortgage servicing rights	$1,338	$—	$—	$1,338
	$1,338	$—	$—	$1,338

	December 31, 2019
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$1,063	$—	$—	$1,063
Mortgage servicing rights	681	—	—	681
	$1,744	$—	$—	$1,744

    The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2020 and 2019:

	December 31, 2020
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)
Mortgage servicing rights	$1,338	Estimated cash flow	Prepayment speeds and discount rates (2)	9.7% - 26.2%	16.7%

	December 31, 2019
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)
Impaired loans	$1,063	Estimated cash flow	Expected value of future cash flows (1)	—%	—%
Mortgage servicing rights	681	Estimated cash flow	Prepayment speeds and discount rates (3)	3.6% - 24.0%	12.7%

(1) Value based on management's estimate of expected future cash flows.
(2) Value of SBA servicing rights based on a discount rate of 10.25%.
(3) Value of SBA servicing rights based on a discount rate of 11.75%.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Fair Value Measurements (continued)

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Fair Value Measurements (continued)

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

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values as of December 31, 2020 and 2019:

	December 31, 2020
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$422,957	$422,957	$422,957	$—	$—
Debt securities available for sale	1,316,952	1,316,952	25,549	1,291,403	—
Debt securities held to maturity	262,720	277,091	5,001	272,090	—
Equity securities	5,418	5,418	5,072	346
Federal Home Loan Bank stock	43,759	43,759	—	43,759	—
Loans receivable, net	6,107,094	6,394,524	—	—	6,394,524
Derivative assets	19,425	19,425	—	19,425	—

Financial liabilities:
Deposits	$6,778,624	$6,793,034	$—	$6,793,034	$—
Borrowings	799,364	808,853	—	808,853	—
Derivative liabilities	42,384	42,384	—	42,384	—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Fair Value Measurements (continued)

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

    Fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include goodwill and intangible assets, deferred tax assets or liabilities, office properties and equipment, and bank-owned life insurance.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(18)    Selected Quarterly Financial Data (Unaudited)

    The following tables are a condensed summary of certain quarterly results of operations for the years ended December 31, 2020, 2019, and 2018:

	Quarters Ended December 31, 2020
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)

Total interest income	$74,690	$75,587	$72,933	$72,501
Total interest expense	23,988	19,716	16,609	13,825
Net interest income	50,702	55,871	56,324	58,676
Provision for credit losses	9,568	5,736	2,516	627
Net interest income after provision for credit losses	41,134	50,135	53,808	58,049
Total non-interest income	6,391	7,008	7,909	9,962
Total non-interest expense	38,508	37,443	41,378	40,810
Income before income tax expense	9,017	19,700	20,339	27,201
Income tax expense	2,252	4,603	5,252	6,547
Net income	$6,765	$15,097	$15,087	$20,654
Earnings per share - basic and diluted	$0.06	$0.14	$0.14	$0.19
Weighted average shares outstanding - basic and diluted	108,438,173	111,102,306	110,983,871	108,499,658

	Quarters Ended December 31, 2019
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)

Total interest income	$62,887	$62,732	$64,438	$71,026
Total interest expense	20,503	21,889	22,722	23,598
Net interest income	42,384	40,843	41,716	47,428
Provision for loan losses	436	112	1,157	2,519
Net interest income after provision for loan losses	41,948	40,731	40,559	44,909
Total non-interest income	6,037	6,775	10,115	8,709
Total non-interest expense	29,559	31,841	31,064	36,237
Income before income tax expense	18,426	15,665	19,610	17,381
Income tax expense	3,507	3,634	5,392	3,832
Net income	$14,919	$12,031	$14,218	$13,549
Earnings per share - basic and diluted	$0.13	$0.11	$0.13	$0.12
Weighted average shares outstanding - basic and diluted	111,536,577	111,553,203	111,371,754	109,958,999

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(18)    Selected Quarterly Financial Data (Unaudited) (continued)

	Quarters Ended December 31, 2018
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)

Total interest income	$51,791	$55,019	$57,695	$61,785
Total interest expense	12,730	14,004	17,112	18,410
Net interest income	39,061	41,015	40,583	43,375
Provision for loan losses	2,000	2,400	1,500	777
Net interest income after provision for loan losses	37,061	38,615	39,083	42,598
Total non-interest income	4,543	5,450	5,290	6,405
Total non-interest expense	26,015	61,768	26,590	31,013
Income (loss) before income tax expense	15,589	(17,703)	17,783	17,990
Income tax expense (benefit)	3,805	(2,961)	6,956	3,123
Net income (loss)	$11,784	$(14,742)	$10,827	$14,867
Earnings per share - basic and diluted	N/A	$(0.13)	$0.10	$0.13
Weighted average shares outstanding - basic and diluted	N/A	111,360,278	111,389,951	111,423,361

(19)    Earnings per Share

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

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years ended December 31, 2020, 2019,and 2018:

	December 31,
	2020	2019	2018
	(In thousands, except share and per share data)

Net income	$57,603	$54,717	$22,736
Shares:
Weighted average shares outstanding - basic	109,755,924	111,101,246	111,395,723
Weighted average dilutive shares outstanding	—	—	—
Weighted average shares outstanding - diluted	109,755,924	111,101,246	111,395,723
Earnings per share:
Basic	$0.52	$0.49	$0.20
Diluted	$0.52	$0.49	$0.20
    For the years ended December 31, 2020 and 2019, the average number of stock options which were anti-dilutive and were not included in the computation of diluted earnings per share, totaled 1,413,818, and 1,111,650, respectively. For the year ended December 31, 2018, the Company did not have any stock options outstanding.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Parent-only Financial Information

    The condensed financial statements of Columbia Financial, Inc. (parent company) are presented below:

Statements of Financial Condition

	December 31,
	2020	2019
	(In thousands)
Assets
Cash and due from banks	$94,053	$168,242
Short-term investments	170	127
Total cash and cash equivalents	94,223	168,369

Debt securities available for sale, at fair value	—	1,496
Equity securities, at fair value	1,167	1,282
Investment in subsidiaries	873,629	785,964
Loan receivable from Bank	41,461	42,982
Other assets	9,803	8,431
Total assets	$1,020,283	$1,008,524

Liabilities and Stockholders' Equity
Liabilities:
Borrowings	$6,953	$23,831
Accrued expenses and other liabilities	2,043	2,176
Total liabilities	8,996	26,007

Stockholders' equity	1,011,287	982,517
Total liabilities and stockholders' equity	$1,020,283	$1,008,524

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Parent-only Financial Information (continued)

Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Dividends from subsidiary	$50,000	$179,000	$—

Interest income:
Loans receivable	2,047	2,111	1,513
Debt securities available for sale and equity securities	51	51	123
Interest-earning deposits	1	173	871
Total interest income	52,099	181,335	2,507

Interest expense on borrowings	863	176	3,468

Net interest income (expense)	51,236	181,159	(961)

Equity earnings (loss) in subsidiary	8,027	(123,142)	51,401

Non-interest income:
Gain on securities transactions	2	236	—
Change in fair value of equity securities	(115)	65	—
Other non-interest income	—	139	—
Total non-interest income	(113)	440	—

Non-interest expense:
Charitable contribution to foundation	—	—	34,767
Merger-related expenses	280	1,807	—
Other non-interest expense	1,377	1,955	425
Total non-interest expense	1,657	3,762	35,192

Income before income tax benefit	57,493	54,695	15,248

Income tax benefit	110	22	7,488

Net income	57,603	54,717	22,736
Other comprehensive income (loss)	(890)	3,710	(6,487)
Comprehensive income (loss)	$56,713	$58,427	$16,249

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Parent-only Financial Information (continued)

Statements of Cash Flows
	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$57,603	$54,717	$22,736
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	—	—	890
Amortization of intangible assets	(278)	(71)	—
Gain on securities transactions	(2)	(236)	—
Change in fair value of equity securities	115	(65)	—
Deferred tax expense (benefit)	1,411	1,453	(6,086)
( Increase) decrease in other assets	(2,675)	(2,026)	1,515
(Decrease) increase in accrued expenses and other liabilities	(647)	3,515	(1,498)
Contribution of common stock to Columbia Bank Foundation	—	—	34,767
Equity in undistributed (earnings) loss of subsidiary	(8,027)	123,142	(51,401)
Net cash provided by operating activities	$47,500	$180,429	$923

Cash flows from investing activities:
Capital contribution to subsidiary	$—	$—	$(246,420)
Proceeds from sales of equity securities	—	1,065	—
Proceeds from paydowns/maturities/calls of debt securities available for sale	1,498	500	1,601
Purchases of debt securities available for sale	—	—	(414)
Purchases of equity securities	—	(416)	—
Loan to ESOP	—	—	(45,428)
Repayment of loan receivable from Bank	1,521	1,457	989
Net cash paid in acquisition	—	(135,410)	—
Net cash provided by (used in) investing activities	$3,019	$(132,804)	$(289,672)

Cash flows from financing activities:
Payments of subordinated debt and trust preferred securities	$(16,600)	$—	$(51,547)
Issuance of common stock in initial public offering	—	—	492,428
Purchase of treasury stock	(108,166)	(55,309)	—
Issuance of common stock allocated to restricted stock award grants	—	21,687	—
Restricted stock forfeitures	(199)	(736)	—
Repurchase of shares for taxes	(181)	—	—
Issuance of treasury stock allocated to restricted stock award grants	481	1,269	—
Net cash (used in) provided by financing activities	$(124,665)	$(33,089)	$440,881

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Parent-only Financial Information (continued)

Statements of Cash Flows
	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Net (decrease) increase in cash and cash equivalents	$(74,146)	$14,536	$152,132
Cash and cash equivalents at beginning of year	168,369	153,833	1,701
Cash and cash equivalents at end of period	$94,223	$168,369	$153,833
Acquisition:
Non-cash assets acquired:
Debt securities available for sale	$—	$1,998	$—
Equity securities	—	208	—
Other assets	—	1,492	—
Total non-cash assets acquired	$—	$3,698	$—
Liabilities assumed:
Borrowings	$—	$23,901	$—
Total liabilities assumed	$—	$23,901	$—
Net non-cash liabilities acquired	$—	$(20,203)	$—
Net cash and cash equivalents acquired in acquisitions	$—	$884	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(21)    Other Comprehensive Income (Loss)

    The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the years ended December 31, 2020, 2019, and 2018:

	For the Years Ended December 31,
	2020			2019
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gains on debt securities available for sale:	$26,876	$(5,640)	$21,236	$26,601	$(5,534)	$21,067
Accretion of unrealized gain on debt securities reclassified as held to maturity	160	(34)	126	11	(2)	9
Reclassification adjustment for gains included in net income	370	(81)	289	2,612	(601)	2,011
	27,406	(5,755)	21,651	29,224	(6,137)	23,087

Derivatives:
Unrealized (loss) on swap contracts accounted for as cash flow hedges	(10,605)	2,223	(8,382)	(8,193)	1,725	(6,468)

Employee benefit plans:
Amortization of prior service cost included in net income	(56)	12	(44)	(56)	12	(44)
Reclassification adjustment of actuarial net (loss) included in net income	(4,284)	900	(3,384)	(3,709)	779	(2,930)
Change in funded status of retirement obligations	(13,583)	2,852	(10,731)	(12,576)	2,641	(9,935)
	(17,923)	3,764	(14,159)	(16,341)	3,432	(12,909)
Total other comprehensive (loss) income	$(1,122)	$232	$(890)	$4,690	$(980)	$3,710

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(21)    Other Comprehensive Income (Loss) (continued)

	For the Year Ended December 31,
	2018
	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive(loss) income:
Unrealized (losses) on debt securities available for sale:	$(7,224)	$1,446	$(5,778)
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(13)	—	(13)
Reclassification adjustment for (losses) included in net income	(116)	24	(92)
	(7,353)	1,470	(5,883)

Derivatives:
Unrealized (loss)on swap contracts accounted for as cash flow hedges	(2,825)	595	(2,230)

Employee benefit plans:
Amortization of prior service cost included in net income	(623)	132	(491)
Reclassification adjustment of actuarial net loss included in net income	2,526	(530)	1,996
Change in funded status of retirement obligations	897	(776)	121
	2,800	(1,174)	1,626
Total other comprehensive (loss) income	$(7,378)	$891	$(6,487)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(21)    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2020, 2019, and 2018:

	For the Years Ended December 31,
	2020				2019
	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$9,377	$(8,474)	$(69,638)	$(68,735)	$(13,162)	$(2,006)	$(56,729)	$(71,897)
Effect of the adoption of ASU 2016-01	—			—	(548)	—	—	(548)
Balance at January 1,	$9,377	$(8,474)	$(69,638)	$(68,735)	$(13,710)	$(2,006)	$(56,729)	$(72,445)
Current period changes in other comprehensive income (loss)	21,651	(8,382)	(14,159)	(890)	23,087	(6,468)	(12,909)	3,710
Total other comprehensive income (loss)	$31,028	$(16,856)	$(83,797)	$(69,625)	$9,377	$(8,474)	$(69,638)	$(68,735)

	For the Year Ended December 31,
	2018
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(7,279)	$224	$(58,355)	$(65,410)
Current period changes in other comprehensive (loss) income	(5,883)	(2,230)	1,626	(6,487)
Total other comprehensive (loss)	$(13,162)	$(2,006)	$(56,729)	$(71,897)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(21)    Other Comprehensive Income (Loss) (continued)

    The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) in the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the years ended December 31, 2020, 2019, and 2018:

	Accumulated Other Comprehensive (Loss) Income Components
	For the Years Ended December 31,			Affected line items in the Consolidated Statements of Income
	2020	2019	2018
	(In thousands)

Reclassification adjustment for gains (losses) included in net income	$370	$2,612	$(116)	Gain (loss) on securities transactions
Reclassification adjustment of actuarial net (loss) gain included in net income	(4,284)	(3,709)	2,526	Other non-interest expense
Total before tax	(3,914)	(1,097)	2,410
Income (tax) benefit	819	178	(506)
Net of tax	$(3,095)	$(919)	$1,904

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(22)    Derivatives and Hedging Activities

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

Certain derivative financial instruments are offered to certain commercial banking customers to manage their risk of exposure and risk management strategies. These derivative instruments consist primarily of currency forward contracts and interest rate swap contracts. The risks associated with these transactions is mitigated by simultaneously entering into similar transactions having essentially offsetting terms with a third party. In addition, the Company executes interest rate swaps with third parties in order to hedge the interest rate risk of short-term FHLB advances.
    Currency Forward Contracts. At December 31, 2020 and 2019, the Company had no currency forward contracts in place with commercial banking customers.

    Interest Rate Swaps. At December 31, 2020, the Company had interest rate swaps in place with 48 commercial banking customers executed by offsetting interest rate swaps with third parties, with an aggregated notional amount of $175.1 million. At December 31, 2019, the Company had interest rate swaps in place with 22 commercial banking customers executed by offsetting interest rate swaps with third parties, with an aggregated notional amount of $169.9 million. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

    At December 31, 2020 and 2019, the Company had 31 and 29 interest rate swaps with notional amounts of $430.0 million and $410.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchanges of the underlying notional amount.

    For the years ended December 31, 2020, 2019, and 2018, the Company did not record any hedge ineffectiveness associated with these contracts.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(22)    Derivatives and Hedging Activities (continued)

    The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at December 31, 2020 and 2019:

	December 31, 2020
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
	(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$19,425	Other Liabilities	$42,384
Total derivative instruments		$19,425		$42,384

	December 31, 2019
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
	(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$185	Other Liabilities	$11,546
Total derivative instruments		$185		$11,546

    For the years ended December 31, 2020, 2019, and 2018 losses/(gains) of $306,000, $204,000, and $(52,000) respectively, were recorded for changes in fair value of interest rate swaps with third parties.

    At December 31, 2020 and 2019, accrued interest was $1.0 million and $344,000, respectively.

    The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

    At December 31, 2020, the termination value of derivatives in a net liability position, which includes accrued interest, was $21.9 million. The Company has collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $41.2 million against its obligations under these agreements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(23)    Revenue Recognition

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

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2020, 2019, and 2018.

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$3,633	$4,478	$3,987
Title insurance fees	5,034	4,981	4,297
Other non-interest income	6,472	4,844	4,679
Total in-scope non-interest income	15,139	14,303	12,963
Total out-of-scope non-interest income	16,131	17,333	8,725
Total non-interest income	$31,270	$31,636	$21,688

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(24)    Subsequent Events

    The Company has evaluated events subsequent to December 31, 2020 and through the financial statement issuance date of March 1, 2021. The Company has not identified any material subsequent events that would require adjustment or disclosure in the consolidated financial statements.

The COVID-19 pandemic has disrupted and adversely affected the Bank's business and results of operations, and the ultimate impacts of the pandemic on the Bank's business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COLUMBIA FINANCIAL, INC.

Dated:	March 1, 2021	By:	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Thomas J. Kemly
Thomas J. Kemly	President and Chief Executive Officer and Director	March 1, 2021
(Principal Executive Officer)

/s/Dennis E. Gibney
Dennis E. Gibney	Executive Vice President and Chief Financial Officer	March 1, 2021
(Principal Financial and Accounting Officer)

/s/Noel R. Holland
Noel R. Holland	Chairman of the Board	March 1, 2021

/s/Frank Czerwinski
Frank Czerwinski	Director	March 1, 2021

/s/Michael Massood, Jr.
Michael Massood, Jr.	Director	March 1, 2021

/s/Elizabeth E. Randall
Elizabeth E. Randall	Director	March 1, 2021

/s/Robert Van Dyk
Robert Van Dyk	Director	March 1, 2021

/s/Paul Van Ostenbridge
Paul Van Ostenbridge	Director	March 1, 2021

/s/James Kuiken
James Kuiken	Director	March 1, 2021

/s/Lucy Sorrentini
Lucy Sorrentini	Director	March 1, 2021