Form 10-Q
period 2021-03-31
Columbia Financial, Inc.
filed 2021-05-10
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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
☐ Yes ☒ No

As of May 6, 2021, there were 108,610,755 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets	(Unaudited)

Cash and due from banks	$359,532	$422,787
Short-term investments	184	170
Total cash and cash equivalents	359,716	422,957

Debt securities available for sale, at fair value	1,474,246	1,316,952
Debt securities held to maturity, at amortized cost (fair value of $398,906 and $277,091 at March 31, 2021 and December 31, 2020, respectively)	391,264	262,720
Equity securities, at fair value	4,830	5,418
Federal Home Loan Bank stock	40,280	43,759
Loans held-for-sale, at fair value	—	4,146

Loans receivable	6,224,865	6,181,770
Less: allowance for loan losses	71,904	74,676
Loans receivable, net	6,152,961	6,107,094

Accrued interest receivable	28,670	29,456
Office properties and equipment, net	76,790	75,974
Bank-owned life insurance ("BOLI")	234,294	232,824
Goodwill and intangible assets	86,331	87,384
Other assets	190,549	209,852
Total assets	$9,039,931	$8,798,536

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$6,996,330	$6,778,624
Borrowings	722,615	799,364
Advance payments by borrowers for taxes and insurance	33,102	32,570
Accrued expenses and other liabilities	288,235	176,691
Total liabilities	8,040,282	7,787,249

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 122,037,793 shares issued and 108,977,571 shares outstanding at March 31, 2021 and 110,939,753 shares outstanding at December 31, 2020	1,220	1,220
Additional paid-in capital	611,549	609,531
Retained earnings	694,129	673,084
Accumulated other comprehensive loss	(72,507)	(69,625)
Treasury stock, at cost; 13,060,222 shares at March 31, 2021 and 11,098,040 shares at December 31, 2020	(195,361)	(163,015)
Common stock held by the Employee Stock Ownership Plan	(38,734)	(39,293)
Stock held by Rabbi Trust	(2,141)	(1,875)
Deferred compensation obligations	1,494	1,260
Total stockholders' equity	999,649	1,011,287
Total liabilities and stockholders' equity	$9,039,931	$8,798,536

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Interest income:	(Unaudited)
Loans receivable	$58,768	$64,018
Debt securities available for sale and equity securities	6,378	7,328
Debt securities held to maturity	1,752	2,065
Federal funds and interest earning deposits	104	189
Federal Home Loan Bank stock dividends	635	1,090
Total interest income	67,637	74,690
Interest expense:
Deposits	8,875	16,832
Borrowings	2,022	7,156
Total interest expense	10,897	23,988

Net interest income	56,740	50,702

(Reversal of) provision for loan losses	(1,280)	9,568

Net interest income after (reversal of) provision for loan losses	58,020	41,134

Non-interest income:
Demand deposit account fees	838	1,299
Bank-owned life insurance	1,474	1,417
Title insurance fees	1,620	1,231
Loan fees and service charges	651	728
Gain on securities transactions	—	370
Change in fair value of equity securities	(588)	(584)
Gain on sale of loans	2,150	754
Other non-interest income	2,450	1,176
Total non-interest income	8,595	6,391

Non-interest expense:
Compensation and employee benefits	23,393	24,465
Occupancy	5,252	4,795
Federal deposit insurance premiums	580	110
Advertising	535	1,144
Professional fees	1,790	1,366
Data processing and software expenses	2,771	2,230
Merger-related expenses	—	1,075
Loss on extinguishment of debt	742	—
Other non-interest expense	2,640	3,323
Total non-interest expense	37,703	38,508

Income before income tax expense	28,912	9,017

Income tax expense	7,867	2,252

Net income	$21,045	$6,765

Earnings per share - basic and diluted	$0.20	$0.06
Weighted average shares outstanding -basic and diluted	105,977,621	108,438,173

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)

Net income	$21,045	$6,765

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on debt securities available for sale	(17,034)	19,267
Accretion of unrealized gain on debt securities reclassified as held to maturity	14	6
Reclassification adjustment for gain included in net income	—	289
	(17,020)	19,562

Derivatives, net of tax:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	5,683	(11,349)
	5,683	(11,349)

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(10)	33
Reclassification adjustment of actuarial net (loss) gain included in net income	(1,089)	2,084
Change in funded status of retirement obligations	9,554	(1,260)
	8,455	857

Total other comprehensive (loss) income	(2,882)	9,070

Total comprehensive income, net of tax	$18,163	$15,835

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended March 31, 2021 and 2020
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2019	$1,173	$531,667	$615,481	$(68,735)	$(54,950)	$(41,564)	$(1,520)	$965	$982,517
Net income	—	—	6,765	—	—	—	—	—	6,765
Other comprehensive income	—	—	—	9,070	—	—	—	—	9,070
Stock based compensation	—	2,204	—	—	—	—	—	—	2,204
Purchase of treasury stock (2,557,126 shares)	—	—	—	—	(40,363)	—	—	—	(40,363)
Restricted stock forfeitures (881 shares)	—	—	—	—	(13)	—	—	—	(13)
Employee Stock Ownership Plan shares committed to be released	—	342	—	—	—	565	—	—	907
Funding of deferred compensation obligations	—	—	—	—	—	—	(208)	247	39
Balance at March 31, 2020	$1,173	$534,213	$622,246	$(59,665)	$(95,326)	$(40,999)	$(1,728)	$1,212	$961,126

Balance at December 31, 2020	$1,220	$609,531	$673,084	$(69,625)	$(163,015)	$(39,293)	$(1,875)	$1,260	$1,011,287
Net income	—	—	21,045	—	—	—	—	—	21,045
Other comprehensive (loss)	—	—	—	(2,882)	—	—	—	—	(2,882)
Treasury stock allocated to restricted stock award grants (50,203 shares)	—	(733)	—	—	733	—	—	—	—
Stock based compensation	—	2,143	—	—	—	—	—	—	2,143
Purchase of treasury stock (1,998,539 shares)	—	—	—	—	(32,837)	—	—	—	(32,837)
Restricted stock forfeitures (13,846 shares)	—	242	—	—	(242)	—	—	—	—
Employee Stock Ownership Plan shares committed to be released	—	366	—	—	—	559	—	—	925
Funding of deferred compensation obligations	—	—	—	—	—	—	(266)	234	(32)
Balance at March 31, 2021	$1,220	$611,549	$694,129	$(72,507)	$(195,361)	$(38,734)	$(2,141)	$1,494	$999,649

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2021	2020
	(In thousands, unaudited)
Cash flows from operating activities:
Net income	$21,045	$6,765
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	(1,241)	824
Net amortization of premiums and discounts on securities	1,425	352
Net amortization of mortgage servicing rights	60	28
Amortization of intangible assets	262	241
Depreciation and amortization of office properties and equipment	1,658	1,615
Amortization of operating lease right-of-use assets	904	929
Loss on extinguishment of debt	742	—
(Reversal of) provision for loan losses	(1,280)	9,568
Gain on securities transactions	—	(370)
Change in fair value of equity securities	588	584
Gain on securitizations	(1,715)	—
Gain on sale of loans	(435)	(754)
Loss on disposal of office properties and equipment	7	670
Loss on write-down of mortgage servicing rights	—	34
Deferred tax expense	736	7,527
Decrease (increase) in accrued interest receivable	786	(678)
Decrease (increase) in other assets	29,600	(83,451)
Increase in accrued expenses and other liabilities	117,631	45,929
Income on bank-owned life insurance	(1,474)	(1,417)
Employee stock ownership plan expense	925	907
Stock based compensation	2,143	2,204
(Decrease) increase in deferred compensation obligations under Rabbi Trust	(32)	39
Net cash provided by (used in) operating activities	172,335	(8,454)
Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	—	20,761
Proceeds from paydowns/maturities/calls of debt securities available for sale	94,255	36,571
Proceeds from paydowns/maturities/calls of debt securities held to maturity	14,131	12,506
Purchases of debt securities available for sale	(208,575)	(50,544)
Purchases of debt securities held to maturity	(142,888)	—
Proceeds from sales of loans held-for-sale	15,822	51,621
Proceeds from sales of loans receivable	—	15,555
Net increase in loans receivable	(117,233)	(122,262)
Proceeds from bank-owned life insurance death benefits	4	—
Proceeds from redemptions of Federal Home Loan Bank stock	3,479	19,269
Purchases of Federal Home Loan Bank stock	—	(17,923)
Additions to office properties and equipment	(2,481)	(1,703)
Net cash (used in) investing activities	(343,486)	(36,149)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
	2021	2020
	( In thousands, unaudited)

Cash flows from financing activities:
Net increase in deposits	$217,706	$126,576
Proceeds from long-term borrowings	—	50,000
Payments on long-term borrowings	(54,168)	(56,100)
Net decrease in short-term borrowings	(23,323)	(23,981)
Increase in advance payments by borrowers for taxes and insurance	532	1,261
Purchase of treasury stock	(32,837)	(40,363)
Restricted stock forfeitures	—	(13)
Net cash provided by financing activities	$107,910	$57,380

Net (decrease) increase in cash and cash equivalents	$(63,241)	$12,777

Cash and cash equivalents at beginning of year	422,957	75,547
Cash and cash equivalents at end of period	$359,716	$88,324

Cash paid during the period for:
Interest on deposits and borrowings	$10,887	$23,197
Income tax payments, net of (refunds)	$(687)	$—

Non-cash investing and financing activities:
Transfer of loans receivable to loans held-for-sale	$11,241	$50,949
Securitization of loans	$64,027	$—
Initial recognition of operating lease right-of-use assets	$—	$22,218
Initial recognition of operating lease liabilities	$—	$23,290

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.Basis of Financial Statement Presentation

    The accompanying unaudited consolidated financial statements include the accounts of Columbia Financial, Inc., its wholly-owned subsidiary Columbia Bank (the "Bank"), and the Bank's wholly-owned subsidiaries (collectively, the “Company”). In consolidation, all intercompany accounts and transactions are eliminated.

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

    The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three month period ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications. During the year ended December 31, 2020, the Company revised the Consolidated Statement of Cash Flows. The revision consisted of reclassifying the proceeds from sales of loans held-for-sale from cash flows from operating activities to cash flows from investing activities. The impact of this revision was a decrease to cash flows from operating activities and an increase to cash flows from investing activities of $51.6 million for the quarter ended March 31, 2020. This revision had no impact on cash and cash equivalents as of March 31, 2020.

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

    These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and the audited consolidated financial statements included therein.

2.    Acquisitions
Stewardship Financial Corporation
    On November 1, 2019, the Company completed its acquisition of Stewardship Financial Corporation ("Stewardship"), pursuant to the Agreement and Plan of Merger, dated as of June 6, 2019 (the "Merger Agreement"), by and among Columbia Financial, Broadway Acquisition Corp. (a wholly owned subsidiary of Columbia Financial) and Stewardship. Under the terms of the merger agreement, each outstanding share of Stewardship common stock was converted into the right to received $15.75 in cash at the effective time of the merger. The consideration paid was $136.3 million. The deposits initially acquired from Stewardship were held across a network of 12 branches located in New Jersey throughout Bergen, Morris, and Passaic Counties. During the three months ended March 31, 2020, four of these branches were closed, and the Bank recorded a loss of $770,000 related to these branch closures.

    Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the Stewardship acquisition totaled $962,000 during the three months ended March 31, 2020. There were no merger expenses recorded for the three months ended March 31, 2021.

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
Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the Roselle acquisition totaled $112,000 during the three months ended March 31, 2020. There were no merger expenses recorded for the three months ended March 31, 2021.
    The following table sets forth assets acquired and liabilities assumed in the Roselle acquisition, at their estimated fair values as of the closing date of the transaction:

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
2.    Acquisitions (continued)
Roselle Bank
    The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of April 1, 2020, and resulted in the recognition of goodwill of $23.8 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market condition, and other future events that are highly subjective in nature and subject to change. The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information (existing at the date of closing) relative to closing date fair values becomes available. During the fourth quarter of 2020, the Company completed all tax returns related to the operation of the acquired entity and its impact on the Company's income taxes, which resulted in a $5.1 million adjustment to deferred income taxes, net, and a decrease in goodwill. During the quarter ended March 31, 2021, the Company recorded a final adjustment of $1.1 million to deferred income taxes, net, and a decrease in goodwill. At March 31, 2021, goodwill related to the Roselle acquisition totaled $17.6 million.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share data)

Net income	$21,045	$6,765
Shares:
Weighted average shares outstanding - basic	105,977,621	108,438,173
Weighted average dilutive shares outstanding	—	—
Weighted average shares outstanding - diluted	105,977,621	108,438,173
Earnings per share:
Basic	$0.20	$0.06
Diluted	$0.20	$0.06

    During the three months ended March 31, 2021 and 2020, the average number of stock options which were anti-dilutive and were not included in the computation of diluted earnings per share totaled 468,156 and 811,853, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
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

On September 10, 2020, the Company announced that its Board of Directors authorized the Company's second stock repurchase program for the purchase of up to 5,000,000 shares, or approximately 4.3%, of the Company's issued and outstanding common stock, commencing on September 15, 2020. On February 1, 2021, the Company announced that its Board of Directors authorized the Company's third stock repurchase program to acquire up to 5,000,000 shares, or approximately 4.5%, of the Company's then issued and outstanding common stock, commencing upon completion of the Company's second stock repurchase program.

     During the three months ended March 31, 2021 and 2020, the Company repurchased 1,998,539 shares at a cost of approximately $32.8 million, or $16.43 per share, and 2,557,126 shares, at a cost of approximately $40.4 million, or $15.78 per share, respectively, under these programs. Repurchased shares are held as treasury stock and are available for general corporate purposes.

5.    Summary of Significant Accounting Policies

Accounting Pronouncement Adopted in 2021

    In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures, and adding disclosure requirements identified as relevant. Among other changes, the ASU adds disclosure requirements to Topic 715-20 for the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in benefit obligation for the period. The amendments remove disclosure requirements for the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer, and the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for post-retirement health care benefits. ASU 2018-14 is effective for fiscal years beginning after December 15, 2020, including interim reporting periods within that reporting period, with early adoption permitted. The Company adopted this ASU effective January 1, 2021. The update will be applied on a retrospective basis to disclosures with regard to employee benefit plans. The adoption of this update did not have a significant impact on the Company's consolidated financial statements.

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

Accounting Pronouncements Not Yet Adopted (continued)

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

    Based on several analyses performed, as well as an implementation analysis utilizing existing exposures and forecasts of macroeconomic conditions at March 31, 2021, we currently expect the adoption of ASU 2016-13 will result in a decrease between 15% and 25% in our allowance for loan losses and our reserves for unfunded commitments.

    As part of the implementation of the ASU, the Company will reconcile historical loan data, determine segmentation of the loan portfolio for application of the CECL calculation, determine the key assumptions, select calculation methods, and establish an internal control framework. We are currently finalizing the execution of our implementation controls and enhancing process documentation.

    The expected decrease in the allowance for loan losses and reserve for unfunded commitments is a result of the change from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to an expected loss model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets; however, we do not expect these allowances to be significant.

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

    Upon adoption, any impact to the allowance for credit losses as of January 1, 2022, currently the allowance for loan losses, will be reflected as an adjustment, net of tax, to retained earnings.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale

    Debt securities available for sale at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$39,008	$942	$(155)	$39,795
Mortgage-backed securities and collateralized mortgage obligations	1,331,338	26,471	(9,268)	1,348,541
Municipal obligations	16,633	16	—	16,649
Corporate debt securities	62,667	2,212	(314)	64,565
Trust preferred securities	5,000	—	(304)	4,696
	$1,454,646	$29,641	$(10,041)	$1,474,246

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$24,425	$1,124	$—	$25,549
Mortgage-backed securities and collateralized mortgage obligations	1,163,613	37,343	(562)	1,200,394
Municipal obligations	16,845	17	—	16,862
Corporate debt securities	67,628	2,264	(415)	69,477
Trust preferred securities	5,000	—	(330)	4,670
	$1,277,511	$40,748	$(1,307)	$1,316,952

    The amortized cost and fair value of debt securities available for sale at March 31, 2021, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	March 31, 2021
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$16,168	$16,168
More than one year to five years	60,123	61,736
More than five years to ten years	47,017	47,801
	$123,308	$125,705
Mortgage-backed securities and collateralized mortgage obligations	1,331,338	1,348,541
	$1,454,646	$1,474,246

    Mortgage-backed securities and collateralized mortgage obligations totaling $1.3 billion at amortized cost, and $1.3 billion at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

    During the three months ended March 31, 2021, there were no sales of debt securities available for sale. During the three months ended March 31, 2021, proceeds from one called debt security available for sale totaled $5.0 million, resulting in no gross gain or loss, and proceeds from two matured debt securities available for sale totaled $210,000.

    During the three months ended March 31, 2020, proceeds from the sale of debt securities available for sale totaled $20.8 million, resulting in $369,000 of gross gains and no gross losses. During the three months ended March 31, 2020, proceeds from called debt securities available for sale totaled $1.1 million, resulting in $1,000 of gross gains and no gross losses. During the three months ended March 31, 2020, proceeds from matured debt securities available for sale totaled $635,000.

Debt securities available for sale having a carrying value of $788.0 million and $822.2 million, at March 31, 2021 and December 31, 2020, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

    The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at March 31, 2021 and December 31, 2020 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	March 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$14,530	$(155)	$—	$—	$14,530	$(155)
Mortgage-backed securities and collateralized mortgage obligations	431,061	(9,241)	9,898	(27)	440,959	(9,268)
Corporate debt securities	4,846	(154)	4,840	(160)	9,686	(314)
Trust preferred securities	—	—	4,697	(304)	4,697	(304)
	$450,437	$(9,550)	$19,435	$(491)	$469,872	$(10,041)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

Mortgage-backed securities and collateralized mortgage obligations	$117,978	$(481)	$24,018	$(81)	$141,996	$(562)
Corporate debt securities	9,845	(155)	5,740	(260)	15,585	(415)
Trust preferred securities	—	—	4,670	(330)	4,670	(330)
	$127,823	$(636)	$34,428	$(671)	$162,251	$(1,307)

    The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at March 31, 2021, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

The number of securities in an unrealized loss position at March 31, 2021 totaled 72, compared with 40 at December 31, 2020. All temporarily impaired securities were investment grade as of March 31, 2021 and December 31, 2020.

    The Company did not record an other-than-temporary impairment charge on debt securities available for sale during the three months ended March 31, 2021 and 2020.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity

    Debt securities held to maturity at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$34,995	$—	$(493)	$34,502
Mortgage-backed securities and collateralized mortgage obligations	356,269	8,899	(764)	364,404
	$391,264	$8,899	$(1,257)	$398,906

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$5,000	$1	$—	$5,001
Mortgage-backed securities and collateralized mortgage obligations	257,720	14,372	(2)	272,090
	$262,720	$14,373	$(2)	$277,091

The amortized cost and fair value of debt held to maturity at March 31, 2021, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	March 31, 2021
	Amortized Cost	Fair Value
	(In thousands)

More than one year to five years	$15,000	$14,969
More than five years to ten years	19,995	19,533
	34,995	34,502
Mortgage-backed securities and collateralized mortgage obligations	356,269	364,404
	$391,264	$398,906

Mortgage-backed securities and collateralized mortgage obligations totaling $356.3 million at amortized cost, and $364.4 million at fair value at March 31, 2021, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three months ended March 31, 2021, there were no sales or maturities of debt securities held to maturity. During the three months ended March 31, 2021, proceeds from one called debt security held to maturity totaled $5.0 million, resulting in no gross gain or loss.

    During the three months ended March 31, 2020, there were no sales or maturities of debt securities held to maturity. During the three months ended March 31, 2020, proceeds from the call of one debt security held to maturity totaled $10.0 million, resulting in no gross gain or loss.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity (continued)

Debt securities held to maturity having a carrying value of $212.6 million and $220.5 million, at March 31, 2021 and December 31, 2020, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at March 31, 2021 and December 31, 2020 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	March 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$34,502	$(493)	$—	$—	$34,502	$(493)
Mortgage-backed securities and collateralized mortgage obligations	77,010	(764)	—	—	77,010	(764)
	$111,512	$(1,257)	$—	$—	$111,512	$(1,257)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

Mortgage-backed securities and collateralized mortgage obligations	$2,176	$(2)	$—	$—	$2,176	$(2)

    The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities held to maturity was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at March 31, 2021, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

    The number of securities in an unrealized loss position at March 31, 2021 totaled 15, compared with 2 at December 31, 2020. All temporarily impaired securities were investment grade as of March 31, 2021 and December 31, 2020.

    The Company did not record an other-than-temporary impairment charge on debt securities held to maturity during the three and months ended March 31, 2021 and 2020.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
8.    Equity Securities at Fair Value

    The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, and preferred stock in U.S. Government agencies which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at March 31, 2021 and December 31, 2020 was $4.8 million and $5.4 million, respectively.

    The Company recorded a net decrease in the fair value of equity securities of $588,000 and $584,000, for the three months ended March 31, 2021 and 2020, respectively, as a component of non-interest income.

    During the three months ended March 31, 2021 and 2020, there were no sales of equity securities.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses

    Loans receivable at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31,	December 31,
	2021	2020
	(In thousands)
Real estate loans:
One-to-four family	$1,877,131	$1,940,327
Multifamily and commercial	2,873,586	2,817,965
Construction	338,001	328,711
Commercial business loans	825,469	752,870
Consumer loans:
Home equity loans and advances	294,230	321,177
Other consumer loans	1,181	1,497
Total gross loans	6,209,598	6,162,547
Purchased credit-impaired loans	6,230	6,345
Net deferred loan costs, fees and purchased premiums and discounts	9,037	12,878
Loans receivable	$6,224,865	$6,181,770

    The Company had no loans held-for-sale at March 31, 2021. The Company had $4.1 million of SBA loans held-for-sale at December 31, 2020. During the three months ended March 31, 2021, the Company sold $1.2 million, $4.1 million, and $6.4 million of one-to-four family real estate loans and home equity loans, multifamily and commercial real estate loans, and construction loans held-for-sale, respectively, resulting in no gross gains or losses. During three months ended March 31, 2021, the Company sold $4.2 million of commercial business loans held-for-sale, resulting in gross gains of $435,000 and no gross losses. During the three months ended March 31, 2020, the Company sold $51.6 million of one-to-four family real estate loans held-for-sale resulting in gross gains of $672,000 and no gross losses.

    During the three months ended March 31, 2021, no loans included in loans receivable were sold by the Company. During the three months ended March 31, 2020, the Company sold $8.8 million of one-to-four family real estate and home equity loans and $6.7 million representing one commercial business loan included in loans receivable, resulting in gross gains $82,000 and no gross losses.

During the three months ended March 31, 2021 and 2020, there were no loans purchased by the Company.

    At March 31, 2021 and December 31, 2020, commercial business loans included $446.2 million and $344.4 million, respectively, in SBA Payroll Protection Program ("PPP") loans and net deferred fees related to these loans totaling $11.3 million and $6.6 million, respectively.

    The Company has entered into guarantor swaps with Freddie Mac which results in improved liquidity. During the three months ended March 31, 2021, the Company exchanged $64.0 million of loans for Freddie Mac mortgage participation certificates, resulting in gross gains of $1.7 million and no gross losses. The Company retained the servicing of these loans. During the three months ended March 31, 2020, no loans were sold.

At March 31, 2021 and December 31, 2020, the carrying value of loans serviced by the Company for investors was $601.6 million and $598.0 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

    The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCI loans at March 31, 2021 and December 31, 2020:

	March 31, 2021
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$1,542	$367	$1,204	$3,113	$2,097	$1,871,921	$1,877,131
Multifamily and commercial	4,027	—	1,238	5,265	1,864	2,866,457	2,873,586
Construction	—	—	—	—	—	338,001	338,001
Commercial business loans	1,836	—	1,292	3,128	1,790	820,551	825,469
Consumer loans:
Home equity loans and advances	520	132	253	905	403	292,922	294,230
Other consumer loans	4	—	—	4	—	1,177	1,181
Total loans	$7,929	$499	$3,987	$12,415	$6,154	$6,191,029	$6,209,598

	December 31, 2020
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$3,068	$912	$1,901	$5,881	$2,637	$1,931,809	$1,940,327
Multifamily and commercial	15,645	—	1,238	16,883	1,873	2,799,209	2,817,965
Construction	550	—	—	550	—	328,161	328,711
Commercial business loans	2,343	1,056	2,453	5,852	2,968	744,050	752,870
Consumer loans:
Home equity loans and advances	1,156	696	394	2,246	678	318,253	321,177
Other consumer loans	4	—	—	4	—	1,493	1,497
Total loans	$22,766	$2,664	$5,986	$31,416	$8,156	$6,122,975	$6,162,547

    The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. Non-accruing loans are returned to accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At March 31, 2021 and December 31, 2020, non-accrual loans totaled $6.2 million and $8.2 million, respectively. Included in non-accrual loans at March 31, 2021, are 18 loans totaling $2.2 million which are less than 90 days in arrears. At December 31, 2020, 19 loans totaling $2.2 million were less than 90 days in arrears.

    At March 31, 2021 and December 31, 2020, there were no loans past due 90 days or more still accruing interest other than COVID-19 related loan forbearances and deferrals. In accordance with the CARES Act, these loans are not included in the aging of loans receivable by portfolio segment in the table above, and the Bank continues to accrue interest income during the forbearance or deferral period. If adverse information indicating that the borrower's capability of repaying all amounts due is unlikely, the interest accrual will cease.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are initially recorded at fair value at acquisition, based upon the present value of expected future cash flows, with no related allowance for loan losses. PCI loans acquired in the Stewardship acquisition totaled $6.0 million at March 31, 2021 and $6.1 million at December 31, 2020. PCI loans acquired in the Roselle acquisition totaled $244,000 at March 31, 2021 and $246,000 at December 31, 2020.

    The following table presents changes in accretable yield for PCI loans for the three months ended March 31, 2021 and 2020.

	March 31,
	2021	2020
	(In thousands)

Balance at beginning of period	$418	$511
Accretion	(32)	(49)
Net change in expected cash flows	22	1
Balance at end of period	$408	$463

    We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At March 31, 2021 and December 31, 2020, the Company had no real estate owned. At March 31, 2021 we had no residential mortgage loans in foreclosure. At December 31, 2020 we had two residential mortgage loans with carrying values totaling $398,000 collateralized by residential real estate which were in the process of foreclosure. The states of New Jersey, New York and Pennsylvania have issued executive orders which declare moratoriums on removing individuals from a residential property until at least two months after the COVID health crisis has ended. In response to these orders, in March 2020, the Company temporarily suspended residential property foreclosure sales and evictions.

    The following tables summarize loans receivable (including PCI loans) and allowance for loan losses by portfolio segment and impairment method at March 31, 2021 and December 31, 2020:

	March 31, 2021
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$290	$78	$—	$360	$12	$—	$740
Collectively evaluated for impairment	19,560	23,771	11,464	14,444	1,919	6	71,164
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total	$19,850	$23,849	$11,464	$14,804	$1,931	$6	$71,904

Total loans:
Individually evaluated for impairment	$6,630	$32,533	$—	$2,467	$1,570	$—	$43,200
Collectively evaluated for impairment	1,870,501	2,841,053	338,001	823,002	292,660	1,181	6,166,398
Loans acquired with deteriorated credit quality	301	4,852	—	1,077	—	—	6,230
Total loans	$1,877,432	$2,878,438	$338,001	$826,546	$294,230	$1,181	$6,215,828

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

    Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” allows banks to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. The Bank elected to account for modifications on certain loans under Section 4013 of the CARES Act or, if the loan modification was not eligible under Section 4013, used the criteria in the COVID-19 guidance to determine when the loan modification was not a TDR in accordance with ASC 310-40. Guidance noted that modification or deferral programs mandated by the federal or a state government related to COVID-19 would not be in the scope of ASC 310-40, such as a state program that requires all institutions within that state to suspend mortgage payments for a specified period. These short-term loan modifications was not treated as a troubled debt restructuring during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, based on current evaluations, generally, we have continued the accrual of interest on these loans during the short-term modification period. The Consolidated Appropriations Act, 2021, which was enacted in late December 2020, extended certain provisions of the CARES Act, including provisions permitting loan deferral extension requests to not be treated as troubled debt restructurings.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

    The following tables present the number of loans modified as TDRs during the three months ended March 31, 2021 and 2020, along with their balances immediately prior to the modification date and post-modification. Post-modification recorded investment represents the net book balance immediately following modification.

	Three Months Ended March 31,
	2021			2020
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real Estate loans:
Multifamily and commercial	—	$—	$—	1	$10,212	$11,507
Total restructured loans	—	$—	$—	1	$10,212	$11,507

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
2021
Balance at beginning of period	$13,586	$30,681	$11,271	$17,384	$1,748	$6	$74,676
Provision charged (credited)	6,477	(6,672)	192	(1,509)	230	2	(1,280)
Recoveries	3	6	1	16	11	—	37
Charge-offs	(216)	(166)	—	(1,087)	(58)	(2)	(1,529)
Balance at end of period	$19,850	$23,849	$11,464	$14,804	$1,931	$6	$71,904

2020
Balance at beginning of period	$13,780	$22,980	$7,435	$15,836	$1,669	$9	$61,709
Provision charged	3,101	3,096	1,964	1,347	59	1	9,568
Recoveries	3	10	—	71	14	—	98
Charge-offs	(86)	(1)	—	(63)	(24)	(1)	(175)
Balance at end of period	$16,798	$26,085	$9,399	$17,191	$1,718	$9	$71,200

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

    The following tables present loans individually evaluated for impairment by loan segment, excluding PCI loans, at March 31, 2021 and December 31, 2020:

	At March 31, 2021
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$2,845	$3,385	$—
Multifamily and commercial	14,879	15,694	—
Commercial business loans	643	643	—
Consumer loans:
Home equity loans and advances	611	743	—
	18,978	20,465	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	3,785	3,803	290
Multifamily and commercial	17,654	17,657	78
Commercial business loans	1,824	2,780	360
Consumer loans:
Home equity loans and advances	959	959	12
	24,222	25,199	740
Total:
Real estate loans:
One-to-four family	6,630	7,188	290
Multifamily and commercial	32,533	33,351	78
Commercial business loans	2,467	3,423	360
Consumer loans:
Home equity loans and advances	1,570	1,702	12
Total loans	$43,200	$45,664	$740

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

	At December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$3,344	$3,898	$—
Multifamily and commercial	13,058	13,094	—
Commercial business loans	1,945	1,945	—
Consumer loans:
Home equity loans and advances	714	851	—
	19,061	19,788	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	3,913	3,919	391
Multifamily and commercial	19,734	20,350	601
Commercial business loans	1,502	1,502	84
Consumer loans:
Home equity loans and advances	937	937	12
	26,086	26,708	1,088
Total:
Real estate loans:
One-to-four family	7,257	7,817	391
Multifamily and commercial	32,792	33,444	601
Commercial business loans	3,447	3,447	84
Consumer loans:
Home equity loans and advances	1,651	1,788	12
	$45,147	$46,496	$1,088

    Specific allocations of the allowance for loan losses attributable to impaired loans totaled $740,000 and $1.1 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, impaired loans for which there was no related allowance for loan losses totaled $19.0 million and $19.1 million, respectively.

    The recorded investment in TDRs totaled $44.5 million at March 31, 2021, of which two loans totaling $124,000 were 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at March 31, 2021. The recorded investment in TDRs totaled $45.4 million at December 31, 2020, of which one loan totaling $91,000 was over 90 days past due, and three loans totaling $11.9 million were 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2020.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

    The following tables present interest income recognized for loans individually evaluated for impairment, by loan segment, excluding PCI loans for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$6,944	$74	$8,688	$99
Multifamily and commercial	32,663	425	8,780	166
Commercial business loans	2,957	29	5,814	72
Consumer loans:
Home equity loans and advances	1,611	22	2,130	30
Total loans	$44,175	$550	$25,412	$367

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

    The following tables present loans receivable by credit quality risk indicator and by loan segment, excluding PCI loans at March 31, 2021 and December 31, 2020:

	March 31, 2021
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$1,870,683	$2,803,914	$338,001	$814,629	$293,534	$1,181	$6,121,942
Special mention	399	51,121	—	6,192	—	—	57,712
Substandard	6,049	18,551	—	4,648	696	—	29,944
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$1,877,131	$2,873,586	$338,001	$825,469	$294,230	$1,181	$6,209,598

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

10.    Leases

    Effective January 1, 2020, the Company adopted ASU 2016-02 Leases (Topic 842) and all subsequent ASU's that modified Topic 842. The Company's leases primarily relate to real estate property for branches and office space. At March 31, 2021 and December 31, 2020, all of the Company's leases are classified as operating leases.

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
    At March 31, 2021 and December 31, 2020, the weighted average remaining lease term for operating leases was 7.3 years and 7.5 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 2.22%, and 2.26%, respectively.

    The Company elected to account for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the three months ended March 31, 2021 and 2020, operating and variable lease expenses totaled approximately $681,000 and $694,000, respectively.

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended March 31, 2021 and 2020. At March 31, 2021, the Company had no leases that had not yet commenced.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
10.    Leases (continued)

    The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

At March 31, 2021	Lease Payment Obligations
(In thousands)

2021	$3,081
2022	3,827
2023	3,437
2024	2,712
2025	2,041
Thereafter	6,709
Total undiscounted cash flows	21,807
Discount on cash flows	(1,903)
Total lease liability	$19,904

11.    Deposits

    Deposits at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31,	December 31,
	2021	2020
	(In thousands)

Non-interest-bearing demand	$1,489,511	$1,354,605
Interest-bearing demand	2,276,501	2,189,164
Money market accounts	621,064	588,180
Savings and club deposits	732,598	688,309
Certificates of deposit	1,876,656	1,958,366
Total deposits	$6,996,330	$6,778,624

Included in the above balances at March 31, 2021 and December 31, 2020 are certificates of deposit obtained through brokers, totaling $16.3 million and $26.3 million, respectively, that were acquired from Stewardship.

    The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $974.7 million and $1.0 billion at March 31, 2021 and December 31, 2020, respectively. Interest expense on deposits for the three months ended March 31, 2021 and 2020 totaled $8.9 million and $16.8 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
11.    Deposits (continued)

    Scheduled maturities of certificates of deposit accounts at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31,	December 31,
	2021	2020
	(In thousands)

One year or less	$1,457,641	$1,494,129
After one year to two years	286,269	337,579
After two years to three years	56,623	52,809
After three years to four years	27,548	23,018
After four years	48,575	50,831
	$1,876,656	$1,958,366

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

On March 21, 2021, 50,203 shares of restricted stock were awarded, with a grant date fair value of $17.86 per share. To fund the grant of restricted common stock, the Company reissued shares from treasury stock.

    Restricted shares granted under the 2019 Plan generally vest in equal installments, over performance or service periods ranging from 1 year to 5 years, beginning 1 year from the date of grant. A portion of restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight line basis over the requisite performance or service period. During both the three months ended March 31, 2021 and 2020, approximately $1.4 million in expense was recognized in regard to these awards. The expected future compensation expense related to the 1,299,526 non-vested restricted shares outstanding at March 31, 2021 is approximately $13.8 million over a weighted average period of 2.7 years.

    The following is a summary of the Company's restricted stock activity during the three months ended March 31, 2021 and 2020:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2021	1,263,169	$15.66
Grants	50,203	17.86
Forfeited	(13,846)	15.60
Non-vested at March 31, 2021	1,299,526	$15.74

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2020	1,420,012	$15.67
Forfeited	(881)	15.60
Non-vested at March 31, 2020	1,419,131	$15.67

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

On March 22, 2021, options to purchase 109,654 shares of Company common stock were awarded with a grant date fair value of $4.91 per option. Stock options granted under the 2019 Plan vest in equal installments over the service period of three years beginning one year from the date of grant. Stock options were granted at an exercise price of $17.86, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of approximately ten years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 6.0 years, risk-free rate of return of 1.11%, volatility of 25.98%, and a dividend yield of 0.00%.

    The expected life of the options represents the period of time that stock options are expected to be outstanding and is estimated using the simplified approach, which assumes that all outstanding options will be exercised at the midpoint of the vesting date and full contractual term. The risk-free rate of return is based on the rates on the grant date of a U.S. Treasury Note with a term equal to the expected option life. Since the Company recently became a public company and does not have sufficient historical price data, the expected volatility is based on the historical daily stock prices of Company stock plus a peer group of similar entities based on factors such as industry, stage of life cycle, size and financial leverage. The Company has not paid any cash dividends on its common stock.

    Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the three months ended March 31, 2021 and 2020, approximately $761,000 and $798,500 in expense was recognized in regard to these awards. The expected future compensation expense related to the 3,044,866 non-vested options outstanding at March 31, 2021 is $10.9 million over a weighted average period of 3.4 years.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

    The following is a summary of the Company's option activity during the three months ended March 31, 2021 and 2020:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2021	3,708,628	$15.66	8.6	$—
Granted	109,654	17.86	—	—
Expired	(2,029)	15.60	—	—
Forfeited	(30,118)	15.60	—	—
Outstanding, March 31, 2021	3,786,135	$15.73	8.4	$6,673,328
Options exercisable at March 31, 2021	741,269	$15.66	8.2	$1,345,897

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2020	3,784,044	$15.67	9.6	$4,812,490
Forfeited	(9,707)	$15.60	—	—
Outstanding, March 31, 2020	3,774,337	$15.67	9.3	$—
Options exercisable at March 31, 2020	—	$—	—	$—

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

    There were no stock option exercises during the three months ended March 31, 2021 and 2020.

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

    Net periodic benefit (income) cost for Pension Plan, RIM Plan, Post-retirement Plan and Split-dollar Life Insurance plan benefits for the three months ended March 31, 2021 and 2020, includes the following components:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost (continued)

	Three Months Ended March 31,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2021	2020	2021	2020	2021	2020	2021	2020	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$2,150	$1,937	$100	$67	$130	$99	$141	$106	Compensation and employee benefits
Interest cost	1,756	2,031	86	102	141	171	125	114	Other non-interest expense
Expected return on plan assets	(6,318)	(5,737)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	14	14	Other non-interest expense
Net loss	1,000	781	166	99	153	77	191	113	Other non-interest expense
Net periodic (income) benefit cost	$(1,412)	$(988)	$352	$268	$424	$347	$471	$347

    For the three months ended March 31, 2021, no contribution was made to the Pension Plan. The net periodic cost (income) for pension benefits, other post-retirement and split dollar life insurance benefits for the three months ended March 31, 2021 were calculated using the most recent available benefit valuations.

    Through the acquisition of the Roselle entities, the Company acquired a non-contributory defined benefit supplemental executive retirement plan with the only participant being a former president of Roselle Bank. For the three months ended March 31, 2021, the Company recorded a net periodic benefit cost of $2,000 in connection with this plan.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis at March 31, 2021 and December 31, 2020.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at March 31, 2021 and December 31, 2020, by level within the fair value hierarchy:

	March 31, 2021
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$39,795	$39,795	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	1,348,541	—	1,348,541	—
Municipal obligations	16,649	—	16,649	—
Corporate debt securities	64,565	—	64,565	—
Trust preferred securities	4,696	—	4,696	—
Total debt securities available for sale	1,474,246	39,795	1,434,451	—
Equity securities	4,830	4,484	346	—
Derivative assets	10,136	—	10,136	—
	$1,489,212	$44,279	$1,444,933	$—

Derivative liabilities	$26,843	$—	$26,843	$—

	December 31, 2020
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$25,549	$25,549	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	1,200,394	—	1,200,394	—
Municipal obligations	16,862	—	16,862	—
Corporate debt securities	69,477	—	69,477	—
Trust preferred securities	4,670	—	4,670	—
Total debt securities available for sale	1,316,952	25,549	1,291,403	—
Equity securities	5,418	5,072	346
Derivative assets	19,425	—	19,425	—
	$1,341,795	$30,621	$1,311,174	$—

Derivative liabilities	$42,384	$—	$42,384	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

There were no Level 3 assets measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020.

Assets Measured at Fair Value on a Non-Recurring Basis

    The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis at March 31, 2021 and December 31, 2020.

Impaired Loans

    Loans which meet certain criteria are evaluated individually for impairment. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. For loans measured for impairment based on the fair value of the underlying collateral, fair value was estimated using a market approach. The Company measures the fair value of collateral underlying impaired loans primarily through obtaining independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case-by-case basis, to comparable assets based on the appraisers’ market knowledge and experience, as well as adjustments for estimated costs to sell between 6.0% and 8.0%. The Company classifies these loans as Level 3 within the fair value hierarchy.

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at March 31, 2021 and December 31, 2020, by level within the fair value hierarchy:

	March 31, 2021
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$1,580	$—	$—	$1,580
Mortgage servicing rights	1,985	—	—	1,985
	$3,565	$—	$—	$3,565

	December 31, 2020
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Mortgage servicing rights	1,338	—	—	1,338
	$1,338	$—	$—	$1,338

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Impaired loans	$1,580	Discounted cash flow	Expected value of future cash flows (1)	—%	—%
Mortgage servicing rights	1,985	Discounted cash flow	Prepayment speeds and discount rates(2)	8.6% - 24.8%	13.1%

	December 31, 2020
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Mortgage servicing rights	1,338	Discounted cash flow	Prepayment speeds and discount rates (2)	9.7% - 26.2%	16.7%

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at March 31, 2021 and December 31, 2020:

	March 31, 2021
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$359,716	$359,716	$359,716	$—	$—
Debt securities available for sale	1,474,246	1,474,246	39,795	1,434,451	—
Debt securities held to maturity	391,264	398,906	34,502	364,404	—
Equity securities	4,830	4,830	4,484	346	—
Federal Home Loan Bank stock	40,280	40,280	—	40,280	—
Loans receivable, net	6,152,961	6,372,104	—	—	6,372,104
Derivative assets	10,136	10,136	—	10,136	—

Financial liabilities:
Deposits	$6,996,330	$7,004,371	$—	$7,004,371	$—
Borrowings	722,615	729,280	—	729,280	—
Derivative liabilities	26,843	26,843	—	26,843	—

	December 31, 2020
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$422,957	$422,957	$422,957	$—	$—
Debt securities available for sale	1,316,952	1,316,952	25,549	1,291,403	—
Debt securities held to maturity	262,720	277,091	5,001	272,090	—
Equity securities	5,418	5,418	5,072	346	—
Federal Home Loan Bank stock	43,759	43,759	—	43,759	—
Loans receivable, net	6,107,094	6,394,524	—	—	6,394,524
Derivative assets	19,425	19,425	—	19,425	—

Financial liabilities:
Deposits	$6,778,624	$6,793,034	$—	$6,793,034	$—
Borrowings	799,364	808,853	—	808,853	—
Derivative liabilities	42,384	42,384	—	42,384	—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss)

    The following tables present the components of other comprehensive (loss) income, both gross and net of tax, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive (loss) income:
Unrealized (loss) gains on debt securities available for sale:	$(19,840)	$2,806	$(17,034)	$24,383	$(5,116)	$19,267
Accretion of unrealized gain on debt securities reclassified as held to maturity	(4)	18	14	8	(2)	6
Reclassification adjustment for gain included in net income	—	—	—	370	(81)	289
	(19,844)	2,824	(17,020)	24,761	(5,199)	19,562
Derivatives:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	5,832	(149)	5,683	(14,360)	3,011	(11,349)
	5,832	(149)	5,683	(14,360)	3,011	(11,349)

Employee benefit plans:
Amortization of prior service cost included in net income	(14)	4	(10)	42	(9)	33
Reclassification adjustment of actuarial net (loss) gain included in net income	(1,511)	422	(1,089)	2,638	(554)	2,084
Change in funded status of retirement obligations	3,050	6,504	9,554	(1,595)	335	(1,260)
	1,525	6,930	8,455	1,085	(228)	857
Total other comprehensive (loss) income	$(12,487)	$9,605	$(2,882)	$11,486	$(2,416)	$9,070

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021				2020
	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$31,028	$(16,856)	$(83,797)	$(69,625)	$9,377	$(8,474)	$(69,638)	$(68,735)
Current period changes in other comprehensive income (loss)	(17,020)	5,683	8,455	(2,882)	19,562	(11,349)	857	9,070
Total other comprehensive income (loss)	$14,008	$(11,173)	$(75,342)	$(72,507)	$28,939	$(19,823)	$(68,781)	$(59,665)

    The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the three months ended March 31, 2021 and 2020:

	Accumulated Other Comprehensive Income (Loss) Components
	Three Months Ended March 31,		Affected Line Items in the Consolidated Statements of Income
	2021	2020
	(In thousands)

Reclassification adjustment for gains included in net income	$—	$370	Gain on securities transactions
Reclassification adjustment of actuarial net (loss) gain included in net income	(1,511)	2,638	Other non-interest expense
Total before tax	(1,511)	3,008
Income (tax) benefit	422	(635)
Net of tax	$(1,089)	$2,373

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

    Currency Forward Contracts. At March 31, 2021 and December 31, 2020, the Company had no currency forward contracts in place with commercial banking customers.

    Interest Rate Swaps. At both March 31, 2021 and December 31, 2020, the Company had interest rate swaps in place with 48 commercial banking customers executed by offsetting interest rate swaps with third parties, with an aggregated notional amount of $175.1 million. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

    At March 31, 2021 and December 31, 2020, the Company had 29 and 31 interest rate swaps with notional amounts of $410.0 million and $430.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

    For the three months ended March 31, 2021 and 2020, the Company did not record any hedge ineffectiveness associated with these contracts.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
16.    Derivatives and Hedging Activities (continued)

    The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$10,136	Other Liabilities	$26,843
Total derivative instruments		$10,136		$26,843

	December 31, 2020
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$19,425	Other Liabilities	$42,384
Total derivative instruments		$19,425		$42,384

    For the three months ended March 31, 2021 and 2020, (gains)/losses of $(368,000) and $426,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties.

    At March 31, 2021 and December 31, 2020, accrued interest was $971,000 and $1.0 million, respectively

    The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

    At March 31, 2021, the termination value of derivatives in a net liability position, which includes accrued interest, was $15.7 million. The Company has collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $27.0 million against its obligations under these agreements.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
17.     Revenue Recognition (continued)

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$838	$1,299
Title insurance fees	1,620	1,231
Other non-interest income	1,744	1,417
Total in-scope non-interest income	4,202	3,947
Total out-of-scope non-interest income	4,393	2,444
Total non-interest income	$8,595	$6,391

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

18.    Subsequent Events

    The Company has evaluated events subsequent to March 31, 2021 and through the financial statement issuance date of May 10, 2021. The Company has not identified any material subsequent events that would require adjustment or disclosure in the consolidated financial statements.

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

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total assets increased $241.4 million, or 2.7%, to $9.0 billion at March 31, 2021 from $8.8 billion at December 31, 2020. The increase in total assets was primarily attributable to increases in debt securities available for sale of $157.3 million, debt securities held to maturity of $128.5 million, and loans receivable, net, of $45.9 million, partially offset by decreases of $63.2 million in cash and cash equivalents and $19.3 million in other assets.

Cash and cash equivalents decreased $63.2 million, or 15.0%, to $359.7 million at March 31, 2021 from $423.0 million at December 31, 2020. The decrease was primarily attributable to $351.5 million in purchases of debt securities available for sale and held to maturity, $32.8 million in repurchases of common stock under our stock repurchase program, and $56.5 million in prepayments of borrowings, partially offset by an increase in repayments on loans, repayments on mortgage-backed securities, and growth in deposits.

Debt securities available for sale increased $157.3 million, or 11.9%, to $1.5 billion at March 31, 2021 from $1.3 billion at December 31, 2020. The increase was attributable to purchases of $208.6 million of securities primarily consisting of U.S. government and agency obligations and mortgage-backed securities, and $64.0 million in purchases of guarantor swaps with Freddie Mac, partially offset by maturities and calls of $5.2 million in corporate debt and municipal securities, and repayments of $89.1 million. The gross unrealized gain (loss) on debt securities available for sale decreased by $19.8 million during the quarter ended March 31, 2021.

Debt securities held to maturity increased $128.5 million, or 48.9%, to $391.3 million at March 31, 2021 from $262.7 million at December 31, 2020. The increase was primarily attributable to purchases of $142.9 million of securities primarily consisting of U.S. agency obligations and mortgage-backed securities, partially offset by the call of a $5.0 million U.S. agency obligation and repayments of $9.1 million.

Loans receivable, net, increased $45.9 million, or 0.8%, to $6.2 billion at March 31, 2021 from $6.1 billion at December 31, 2020. Commercial business loans, multi-family and commercial real estate loans and construction loans increased $72.6 million, $55.6 million, and $9.3 million, respectively, partially offset by decreases in one-to-four family real estate loans and home equity loans and advances of $63.2 million, and $26.9 million, respectively. The increase in commercial business loans for the quarter ended March 31, 2021, was mainly due to the origination of $217.5 million in loans granted as part of the SBA PPP. The allowance for loan loss balance decreased $2.8 million to $71.9 million at March 31, 2021 from $74.7 million at December 31, 2020, which was primarily attributable to a decrease in loan loss rates, and a decrease in the balance of delinquent and non-accrual loans, as well as the consideration of improving economic conditions. The current allowance for loan losses was calculated utilizing the existing incurred loss methodology. The Company elected to defer the adoption of the Current Expected Credit Loss ("CECL") methodology as was originally permitted by the CARES Act and the Consolidated Appropriations Act, 2021, which, when enacted, extended certain provisions of the CARES Act. The Company expects to adopt CECL on January 1, 2022.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other assets decreased $19.3 million, or 9.2%, to $190.5 million at March 31, 2021 from $209.9 million at December 31, 2020. The decrease in other assets consisted of a $14.3 million decrease in the collateral balance related to our swap agreement obligations, and a decrease of $6.8 million in federal and state income tax receivables.

Total liabilities increased $253.0 million, or 3.2%, to $8.0 billion at March 31, 2021 from $7.8 billion at December 31, 2020. The increase was primarily attributable to an increase in total deposits of $217.7 million, or 3.2%, and an increase in accrued expenses and other liabilities of $111.5 million, or 63.1%, partially offset by a decrease in borrowings of $76.7 million, or 9.6%. The increase in total deposits consisted of increases in non-interest-bearing and interest-bearing demand deposits of $134.9 million and $87.3 million, respectively, and money market accounts and savings and club deposits of $32.9 million and $44.3 million, respectively, partially offset by a decrease in certificates of deposit accounts of $81.7 million. The increase in accrued expenses and other liabilities consisted of a $130.0 million liability related to unsettled securities trades, and a $15.5 million decrease in interest rate swap liabilities. The decrease in borrowings was primarily driven by the prepayment of $56.5 million of FHLB borrowings and a net decrease in short-term borrowings of $23.0 million.

Total stockholders’ equity decreased $11.6 million, or 1.2%, to $999.6 million at March 31, 2021 from $1.0 billion at December 31, 2020. The decrease was primarily attributable to the repurchase of 1,998,539 shares of common stock totaling $32.8 million under our stock repurchase program, partially offset by net income of $21.0 million.
Comparison of Results of Operations for the Quarter Ended March 31, 2021 and March 31, 2020

Net income of $21.0 million was recorded for the quarter ended March 31, 2021, an increase of $14.3 million, or 211.1%, compared to net income of $6.8 million for the quarter ended March 31, 2020. The increase in net income was primarily attributable to a $6.0 million increase in net interest income, a $10.8 million decrease in provision for loan losses, a $2.2 million increase in non-interest income and an $805,000 decrease in non-interest expense, partially offset by a $5.6 million increase in income tax expense.

Net interest income was $56.7 million for the quarter ended March 31, 2021, an increase of $6.0 million, or 11.9%, from $50.7 million for the quarter ended March 31, 2020. The increase in net interest income was primarily attributable to a $13.1 million decrease in interest expense, partially offset by a $7.1 million decrease in interest income. The decrease in interest expense on deposits was driven by both an inflow of lower cost deposits and the repricing of existing deposits at a significantly reduced rate as a result of a lower interest rate environment. The decrease in interest expense on borrowings was the result of decreases in both the average balance and average cost of borrowings. During the quarter ended March 31, 2021, $56.5 million of Federal Home Loan Bank of New York ("FHLB") borrowings were prepaid, resulting in a $742,000 loss on early extinguishment of debt included in non-interest expense. The Company has significantly reduced the cost of borrowings over the last two quarters by prepaying longer-term high rate borrowings. The decrease in interest income for the quarter ended March 31, 2021 was largely due to decreases in the average yields on interest-earning assets. Deferred fee acceleration of $2.1 million was recognized upon forgiveness of $109.1 million in SBA Paycheck Protection Program ("PPP") loans for the quarter ended March 31, 2021. Prepayment penalties, which are included in interest income on loans, totaled $968,000 for the quarter ended March 31, 2021, compared to $722,000 for the quarter ended March 31, 2020.

The average yield on loans for the quarter ended March 31, 2021 decreased 28 basis points to 3.87%, as compared to 4.15% for the quarter ended March 31, 2020, while the average yield on securities for the quarter ended March 31, 2021 decreased 67 basis points to 2.05%, as compared to 2.72% for the quarter ended March 31, 2020. The average yield on other interest-earning assets for the quarter ended March 31, 2021 decreased 439 basis points to 0.67%, as compared to 5.06% for the quarter ended March 31, 2020, as there were substantially higher cash balances in low yielding bank accounts for the quarter ended March 31, 2021. Decreases in the average yields on these portfolios for the quarter ended March 31, 2021 were influenced by the lower interest rate environment as the Federal Reserve reduced interest rates by 150 basis points in March 2020 in response to the COVID-19 pandemic.

Total interest expense was $10.9 million for the quarter ended March 31, 2021, a decrease of $13.1 million, or 54.6%, from $24.0 million for the quarter ended March 31, 2020. The decrease in interest expense was primarily attributable to a 77 basis point decrease in the average cost of interest-bearing deposits which was partially offset by the impact of the increase in the average balance of deposits. The decrease in the cost of deposits was driven by both an inflow of lower cost deposits and the repricing of existing deposits at lower interest rates. Interest on borrowings decreased $5.1 million due to a decrease in the average balances of FHLB advances and subordinated notes, coupled with a 98 basis point decrease in the cost of total borrowings. During the quarter ended March 31, 2021, we prepaid $53.5 million of FHLB borrowings with an average rate of 2.64% and original contractual maturities through March 2022, and a $3.0 million FHLB borrowing acquired in our acquisition of Roselle Bank with a rate of 2.74% and an original contractual maturity of March 2024. The prepayments were funded by excess cash liquidity. The transactions were accounted for as early debt extinguishments resulting in a total loss of $742,000.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company's net interest margin for the quarter ended March 31, 2021 increased 15 basis points to 2.80%, when compared to 2.65% for the quarter ended March 31, 2020. The weighted average yield on interest-earning assets decreased 57 basis points to 3.34% for the quarter ended March 31, 2021 as compared to 3.91% for the quarter ended March 31, 2020. Excluding the impact of PPP loan deferred fee acceleration for the quarter ended March 31, 2021, the net interest margin would have been 2.69%. The average cost of interest-bearing liabilities decreased 87 basis points to 0.71% for the quarter ended March 31, 2021 as compared to 1.58% for the quarter ended March 31, 2020. The decrease in yields and costs for the quarter ended March 31, 2021 were largely driven by a continued lower interest rate environment. The net interest margin increased for the quarter ended March 31, 2021 as the cost of interest-bearing liabilities continued to reprice lower more rapidly than the yields on interest-earning assets.

The reversal of provision for loan loss recorded for the quarter ended March 31, 2021 was $1.3 million, a decrease of $10.8 million, from $9.6 million of provision for loan loss expense recorded for the quarter ended March 31, 2020. The comparatively lower level of provision for the 2021 period was primarily attributable to a decrease in the average balance of loans, a decrease in loan loss rates, a decrease in the balances of delinquent and non-accrual loans, and the consideration of the improving economic environment.

Non-interest income was $8.6 million for the quarter ended March 31, 2021, an increase of $2.2 million, or 34.5%, from $6.4 million for the quarter ended March 31, 2020. The increase was primarily attributable to an increase in income from the gain on the sale of loans of $1.4 million and an increase in other non-interest income of $1.3 million, partially offset by a decrease in demand deposit account fees of $461,000. The increase in other non-interest income is primarily attributable to higher consumer check card income and interest rate swap fair value adjustments.

Non-interest expense was $37.7 million for the quarter ended March 31, 2021, a decrease of $805,000, or 2.1%, from $38.5 million for the quarter ended March 31, 2020. The decrease was primarily attributable to a decrease in compensation and employee benefits expense of $1.1 million, and a decrease in merger-related expenses of $1.1 million, partially offset by an increase in data processing and software expenses of $541,000 and a loss on the extinguishment of debt of $742,000. The decrease in compensation and employee benefits was primarily attributable to an increase in amounts deferred as direct loan origination costs as a result of an increase in originations. Merger-related expenses recorded in the 2020 period related to the acquisitions of Stewardship Financial Corporation and Roselle Bank. The increase in data processing and software expenses was attributable to the purchase and implementation of several digital banking and other Fintech solutions, as well as the amortization of software costs related to a digital small business lending solution. As noted above, during the quarter ended March 31, 2021, the Company utilized excess liquidity to prepay long-term borrowings which resulted in a $742,000 loss on the early extinguishment of debt.

Income tax expense was $7.9 million for the quarter ended March 31, 2021, an increase of $5.6 million, as compared to $2.3 million for the quarter ended March 31, 2020, mainly due to an increase in pre-tax income, and to a lesser extent, an increase in the effective tax rate. The Company's effective tax rate was 27.2% and 25.0% for the quarters ended March 31, 2021 and 2020, respectively.

Asset Quality

The Company's non-performing loans at March 31, 2021 totaled $6.2 million, or 0.10% of total gross loans, as compared to $8.2 million, or 0.13% of total gross loans, at December 31, 2020. The $2.0 million decrease in non-performing loans was primarily attributable to decreases of $539,000 in non-performing one-to-four family real estate loans, $1.0 million in non-performing commercial business loans, and $275,000 in non-performing home equity loans and advances. The decrease in non-performing one-to-four family real estate loans was due to a decrease in the number of loans from 13 non-performing loans at December 31, 2020 to 11 non-performing loans at March 31, 2021. The decrease in non-performing commercial business loans was mainly due to charge-offs totaling $1.1 million. The decrease in non-performing home equity loans and advances was due to a decrease in the number of loans from 12 non-performing loans at December 31, 2020 to eight non-performing loans at March 31, 2021. Non-performing assets as a percentage of total assets totaled 0.07% at March 31, 2021 as compared to 0.09% at December 31, 2020.

For the quarter ended March 31, 2021, net charge-offs totaled $1.5 million as compared to $77,000 for the quarter ended March 31, 2020. The increase in net charge-offs for the quarter ended March 31, 2021, was primarily due to a $956,000 charge-off of one commercial business loan and charge-offs totaling $206,000 for three one-to-four family real estate loans.

The Company's allowance for loan losses was $71.9 million, or 1.16% of total loans, at March 31, 2021, compared to $74.7 million, or 1.21% of total loans, at December 31, 2020. The decrease in the allowance for loan losses was primarily attributable to a decrease in loan loss rates, and a decrease in the balance of delinquent and non-accrual loans, as well as the consideration of improving economic conditions.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COVID-19
Through March 31, 2021, the Company granted commercial loan modification requests with respect to multifamily, commercial, and construction real estate loans with current balances of $726.8 million and consumer-related loan modification requests with respect to one-to-four family real estate loans and home equity loans and advances with current balances of $164.7 million to our customers affected by the COVID-19 pandemic. These short-term loan modifications will be treated in accordance with Section 4013 of the CARES Act and will not be treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears. The Consolidated Appropriations Act, 2021, which was enacted in late December 2020, extended certain provisions of the CARES Act, including provisions permitting loan deferral extension requests to not be treated as troubled debt restructurings. Furthermore, these loans will continue to accrue interest and will not be tested for impairment during the short-term modification period. Commercial loan modification requests include various industries and property types. The following table is a summary of loan modifications that have not begun to remit full payment:

	Balance at December 31, 2020	Percent of Total Loans at December 31, 2020	Balance at March 31, 2021	Percent of Total Loans at March 31, 2021	Balance at April 22, 2021	Percent of Total Loans at April 22, 2021
	(Dollars in thousands)
Real estate loans:
One-to-four family	$6,770	0.35%	$7,168	0.38%	$5,660	0.30%
Multifamily and commercial	71,348	2.53	64,746	2.25	57,464	1.96
Construction	3,312	1.01	3,337	0.99	3,337	1.12
Commercial business loans	3,397	0.45	3,073	0.37	2,792	0.34
Home equity loans and advances	314	0.10	626	0.21	—	—
Total loans	$85,141	1.38%	$78,950	1.27%	$69,253	1.11%
At March 31, 2021, $37.7 million of the commercial loans in the above table are remitting partial payments and $70.7 million were granted an additional deferral period.
Critical Accounting Policies
    The Company considers certain accounting policies to be critically important to the fair presentation of its Consolidated Statements of Financial Condition and Consolidated Statements of Income. These policies require management to make significant judgments on matters which by their nature have elements of uncertainty. The sensitivity of the Company’s consolidated financial statements to these critical accounting policies, and the assumptions and estimates applied, could have a significant impact on its financial condition and results of operations. These assumptions, estimates and judgments made by management can be influenced by a number of factors, including the general economic environment. The Company has identified the following as critical accounting policies:

▪Adequacy of the allowance for loan losses
▪Valuation of deferred tax assets
▪Valuation of retirement and post-retirement benefits

    The calculation of the allowance for loan losses is a critical accounting policy of the Company. The allowance for loan losses is a valuation account that reflects management’s evaluation of the probable losses in the loan portfolio. Determining the amount of the allowance for loan losses involves a high degree of judgment. Estimates required to establish the allowance include: the overall economic environment, value of collateral, strength of guarantors, loss exposure in the event of default, the amount and timing of future cash flows on impaired loans, and determination of loss factors applied to the portfolio segments. These estimates are susceptible to significant change. Management regularly reviews loss experience within the portfolio and monitors current economic conditions and other factors related to the collectability of the loan portfolio. As previously mentioned, the Company elected to defer the adoption of the CECL methodology permitted by the recently enacted CARES Act. The Company expects to adopt CECL on January 1, 2022.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    The Company maintains the allowance for loan losses through provisions for (reversal of) loan losses which are charged to income. Charge-offs against the allowance for loan losses are taken on loans where management determines that the collection of loan principal is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for loan losses.

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

    We assessed the impact of the pandemic on the Company’s financial condition, including its determination of the allowance for loan losses. Beginning in March 2020, management established an additional qualitative loss factor solely related to the impact of COVID-19 in the calculation. As part of that assessment, the Company considered the effects of the pandemic on economic conditions such as increasing unemployment rates and the shut-down of all non-essential businesses. The Company also analyzed the impact of COVID-19 on its primary market as well as the impact on the Company’s market sectors and its specific customers. As part of its estimation of an adjustment to the allowance due to COVID-19, the Company identified those market sectors or industries that were more likely to be affected, such as hospitality, transportation and outpatient care centers. To determine the potential impact on the Company’s customers, management considered significant revenue declines in a borrower’s business as well as reductions in its operating cash flows and the impact on their ability to repay their loans, and estimated the probability of default and loss-given-default for the various loan categories and assigned a weighting to each scenario. Based on this analysis, management estimated the potential impact resulting from COVID-19, and the adjustment to the allowance that was necessary. Management continues to evaluate the impact of the COVID-19 qualitative loss factor on a quarterly basis.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and projections of future taxable income. These estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets and that it is more likely than not that the benefits from certain state temporary differences will not be realized. At March 31, 2021 and December 31, 2020, the Company's net deferred tax assets totaled $13.2 million and $7.2 million, respectively, which included a valuation allowance totaling $3.7 million and $3.4 million, respectively. Based upon projections of future taxable income and the ability to carryforward operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

    The Company provides certain health care and life insurance benefits, along with a split dollar BOLI death benefit, to eligible retired employees. The cost of retiree health care and other benefits during the employees' period of active service are accrued monthly. The accounting guidance requires the following: a) recognize in the statement of financial position the over funded or underfunded status of a defined benefit post-retirement plan measured as the difference between the fair value of plan assets and the benefit obligations; b) measure a plan's assets and its obligations that determine its funded status as of the end of the Company's fiscal year (with limited exceptions); and c) recognizes a component of other comprehensive income (loss), net of tax, the actuarial gain and losses and the prior service costs and credits that arise during the period. These assets and liabilities and expenses are based upon actuarial assumptions including interest rates, rates of increase in compensation, expected rate of return on plan assets and the length of time we will have to provide those benefits. Actual results may differ from these assumptions. These assumptions are reviewed and updated at least annually and management believes the estimates are reasonable.

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

    The table below sets forth an approximation of our interest rate exposure. Net interest income assumes that the composition of interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual.

    The table below sets forth, as of March 31, 2021, Columbia Bank's net portfolio value, the estimated changes in our net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and its subsidiaries only and does not include any assets of the Company.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
			(Dollars in Thousands)
+300	$219,122	$5,048	2.36%	$927,337	11.39%	(11.09)%
+200	217,512	3,438	1.61	975,847	11.64	(6.44)
+100	215,715	1,641	0.77	1,013,632	11.73	(2.81)
Base	214,074	—	—	1,042,968	11.69	—
-100	201,201	(12,873)	(6.01)	969,886	10.57	(7.01)

    As of March 31, 2021, based on the scenarios above, net interest income would increase by approximately 1.61% if rates were to rise 200 basis points, and would decrease by 6.01% if rates were to decrease 100 basis points over a one-year time horizon.

    Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of March 31, 2021, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 6.44%. If rates were to decrease 100 basis points, the model forecasts a 7.01% decrease in the NPV.

    Overall, our March 31, 2021 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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
Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of March 31, 2021 and December 31, 2020, each of the Company and the Bank exceeded all capital adequacy requirements to which it is subject.

    The following table presents the Company's and the Bank's actual capital amounts and ratios at March 31, 2021 and December 31, 2020 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At March 31, 2021:
Total capital (to risk-weighted assets)	$1,063,196	18.27%	$465,653	8.00%	$611,170	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	990,742	17.02%	349,240	6.00%	494,757	8.50%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	983,525	16.90%	261,930	4.50%	407,447	7.00%	N/A	N/A
Tier 1 capital (to adjusted total assets)	990,742	11.37%	348,470	4.00%	348,470	4.00%	N/A	N/A

At December 31, 2020:
Total capital (to risk-weighted assets)	$1,070,361	18.54%	$461,766	8.00%	$606,068	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	988,172	17.29	346,325	6.00	490,627	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	980,995	17.17	259,744	4.50	404,046	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	988,172	11.38	350,923	4.00	350,923	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank	(In thousands, except ratio data)
At March 31, 2021:
Total capital (to risk-weighted assets)	$949,990	16.34%	$465,022	8.00%	$610,342	10.50%	$581,278	10.00%
Tier 1 capital (to risk-weighted assets)	877,536	15.10	348,767	6.00	494,086	8.50	465,022	8.00
Common equity tier 1 capital (to risk-weighted assets)	877,536	15.10	261,575	4.50	406,894	7.00	377,831	6.50
Tier 1 capital (to adjusted total assets)	877,536	10.08	348,352	4.00	348,352	4.00	435,441	5.00

At December 31, 2020:
Total capital (to risk-weighted assets)	$924,959	16.05%	$460,944	8.00%	$604,989	10.50%	$576,180	10.00%
Tier 1 capital (to risk-weighted assets)	852,897	14.80	345,708	6.00	489,753	8.50	460,944	8.00
Common equity tier 1 capital (to risk-weighted assets)	852,897	14.80	259,281	4.50	403,326	7.00	374,517	6.50
Tier 1 capital (to adjusted total assets)	852,897	9.72	350,815	4.00	350,815	4.00	438,519	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2021. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

    During the quarter ended March 31, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

    The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

    For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission. As of March 31, 2021 the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    The following table reports information regarding repurchases of the Company's common stock during the quarter ended March 31, 2021:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2021	705,930	$15.90	705,930	5,163,128
February 1 - 28, 2021	742,609	16.19	742,609	4,420,519
March 1 - 31, 2021	563,846	17.44	550,000	3,870,519
Total	2,012,385	$16.43	1,998,539

(1) On February 1, 2021, the Company announced that its Board of Directors authorized a new stock repurchase program to acquire up to 5,000,000 shares of the Company's then issued and outstanding common stock, commencing upon the completion of the repurchase of the remaining 869,058 shares under the Company's existing stock repurchase program that was approved in September 2020.
(2) During the three months ended March 31, 2021, 13,846 shares were repurchased pursuant to forfeitures related to the 2019 Equity Incentive Plan and not as part of a share repurchase program.

Item 3.     Defaults Upon Senior Securities

    Not Applicable.

Item 4.     Mine Safety Disclosures

    Not Applicable.

Item 5.     Other Information

    None.

Item 6.     Exhibits

    The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into this Quarterly Report on Form 10-Q.

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2021, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

101. INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Columbia Financial, Inc.

Date:	May 10, 2021	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2021	/s/Dennis E. Gibney
Dennis E. Gibney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)