Form 10-Q
period 2021-06-30
Columbia Financial, Inc.
filed 2021-08-09
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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
☐ Yes ☒ No

As of August 5, 2021, there were 106,789,198 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets	(Unaudited)

Cash and due from banks	$387,034	$422,787
Short-term investments	197	170
Total cash and cash equivalents	387,231	422,957

Debt securities available for sale, at fair value	1,642,413	1,316,952
Debt securities held to maturity, at amortized cost (fair value of $415,033 and $277,091 at June 30, 2021 and December 31, 2020, respectively)	402,145	262,720
Equity securities, at fair value	4,053	5,418
Federal Home Loan Bank stock	40,922	43,759
Loans held-for-sale, at fair value	—	4,146

Loans receivable	6,017,802	6,181,770
Less: allowance for loan losses	69,898	74,676
Loans receivable, net	5,947,904	6,107,094

Accrued interest receivable	28,296	29,456
Office properties and equipment, net	75,450	75,974
Bank-owned life insurance ("BOLI")	235,790	232,824
Goodwill and intangible assets	86,189	87,384
Other assets	217,042	209,852
Total assets	$9,067,435	$8,798,536

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$7,079,276	$6,778,624
Borrowings	749,683	799,364
Advance payments by borrowers for taxes and insurance	36,155	32,570
Accrued expenses and other liabilities	169,275	176,691
Total liabilities	8,034,389	7,787,249

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 122,037,926 shares issued and 107,506,075 shares outstanding at June 30, 2021 and 122,037,793 shares issued and 110,939,753 shares outstanding at December 31, 2020	1,220	1,220
Additional paid-in capital	614,381	609,531
Retained earnings	720,817	673,084
Accumulated other comprehensive loss	(43,267)	(69,625)
Treasury stock, at cost; 14,531,851 shares at June 30, 2021 and 11,098,040 shares at December 31, 2020	(221,072)	(163,015)
Common stock held by the Employee Stock Ownership Plan	(38,169)	(39,293)
Stock held by Rabbi Trust	(2,205)	(1,875)
Deferred compensation obligations	1,341	1,260
Total stockholders' equity	1,033,046	1,011,287
Total liabilities and stockholders' equity	$9,067,435	$8,798,536

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:	(Unaudited)
Loans receivable	$57,683	$65,235	$116,451	$129,253
Debt securities available for sale and equity securities	7,521	7,292	13,899	14,620
Debt securities held to maturity	2,151	1,993	3,903	4,058
Federal funds and interest earning deposits	39	27	143	216
Federal Home Loan Bank stock dividends	487	1,040	1,122	2,130
Total interest income	67,881	75,587	135,518	150,277
Interest expense:
Deposits	7,855	14,911	16,730	31,743
Borrowings	1,946	4,805	3,968	11,961
Total interest expense	9,801	19,716	20,698	43,704

Net interest income	58,080	55,871	114,820	106,573

(Reversal of) provision for loan losses	(1,761)	5,736	(3,041)	15,304

Net interest income after (reversal of) provision for loan losses	59,841	50,135	117,861	91,269

Non-interest income:
Demand deposit account fees	858	620	1,696	1,919
Bank-owned life insurance	1,497	1,519	2,971	2,936
Title insurance fees	1,503	996	3,123	2,227
Loan fees and service charges	714	533	1,365	1,261
(Loss) gain on securities transactions	(281)	—	(281)	370
Change in fair value of equity securities	(778)	643	(1,366)	59
Gain on sale of loans	8,524	795	10,674	1,549
Other non-interest income	2,354	1,902	4,804	3,078
Total non-interest income	14,391	7,008	22,986	13,399

Non-interest expense:
Compensation and employee benefits	23,601	25,218	46,994	49,683
Occupancy	4,814	4,701	10,066	9,496
Federal deposit insurance premiums	567	626	1,147	736
Advertising	663	447	1,198	1,591
Professional fees	1,651	1,083	3,441	2,449
Data processing and software expenses	2,612	2,364	5,383	4,594
Merger-related expenses	75	432	75	1,507
Loss on extinguishment of debt	—	—	742	—
Other non-interest expense	3,627	2,572	6,267	5,895
Total non-interest expense	37,610	37,443	75,313	75,951

Income before income tax expense	36,622	19,700	65,534	28,717

Income tax expense	9,934	4,603	17,801	6,855

Net income	$26,688	$15,097	$47,733	$21,862

Earnings per share - basic and diluted	$0.26	$0.14	$0.45	$0.20
Weighted average shares outstanding -basic and diluted	104,537,656	111,102,306	105,253,661	109,770,239

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)

Net income	$26,688	$15,097	$47,733	$21,862

Other comprehensive gain (loss) income, net of tax:
Unrealized gain (loss) on debt securities available for sale	4,788	6,352	(12,246)	25,619
Accretion of unrealized (loss) gain on debt securities reclassified as held to maturity	(12)	(2)	2	4
Reclassification adjustment for gain included in net income	(202)	—	(202)	289
	4,574	6,350	(12,446)	25,912

Derivatives, net of tax:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	948	(750)	6,631	(12,099)
	948	(750)	6,631	(12,099)

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(11)	(11)	(20)	(22)
Reclassification adjustment of actuarial net (loss) gain included in net income	(1,089)	(845)	(2,178)	(1,692)
Change in funded status of retirement obligations	24,818	1,714	34,371	3,429
	23,718	858	32,173	1,715

Total other comprehensive income	29,240	6,458	26,358	15,528

Total comprehensive income, net of tax	$55,928	$21,555	$74,091	$37,390

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended June 30, 2021 and 2020
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at March 31, 2020	$1,173	$534,213	$622,246	$(59,665)	$(95,326)	$(40,999)	$(1,728)	$1,212	$961,126
Net income	—	—	15,097	—	—	—	—	—	15,097
Other comprehensive income	—	—	—	6,458	—	—	—	—	6,458
Issuance of common stock to Columbia Bank MHC	47	68,483	—	—	—	—	—	—	68,530
Stock based compensation	—	2,205	—	—	—	—	—	—	2,205
Purchase of treasury stock (899,074 shares)	—	—	—	—	(12,998)	—	—	—	(12,998)
Restricted stock forfeitures (240 shares)	—	—	—	—	(3)	—	—	—	(3)
Employee Stock Ownership Plan shares committed to be released	—	223	—	—	—	565	—	—	788
Funding of deferred compensation obligations	—	—	—	—	—	—	(39)	(176)	(215)
Balance at June 30, 2020	$1,220	$605,124	$637,343	$(53,207)	$(108,327)	$(40,434)	$(1,767)	$1,036	$1,040,988

Balance at March 31, 2021	$1,220	$611,549	$694,129	$(72,507)	$(195,361)	$(38,734)	$(2,141)	$1,494	$999,649
Net income	—	—	26,688	—	—	—	—	—	26,688
Other comprehensive income	—	—	—	29,240	—	—	—	—	29,240
Stock based compensation	—	2,397	—	—	—	—	—	—	2,397
Purchase of treasury stock (1,471,501 shares)	—	—	—	—	(25,709)	—	—	—	(25,709)
Exercise of stock options	—	1	—	—	—	—	—	—	1
Restricted stock forfeitures (128 shares)	—	2	—	—	(2)	—	—	—	—
Employee Stock Ownership Plan shares committed to be released	—	432	—	—	—	565	—	—	997
Funding of deferred compensation obligations	—	—	—	—	—	—	(64)	(153)	(217)
Balance at June 30, 2021	$1,220	$614,381	$720,817	$(43,267)	$(221,072)	$(38,169)	$(2,205)	$1,341	$1,033,046

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Six Months Ended June 30, 2021 and 2020
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2019	$1,173	$531,667	$615,481	$(68,735)	$(54,950)	$(41,564)	$(1,520)	$965	$982,517
Net income	—	—	21,862	—	—	—	—	—	21,862
Other comprehensive income	—	—	—	15,528	—	—	—	—	15,528
Issuance of common stock to Columbia Bank MHC	47	68,483	—	—	—	—	—	—	68,530
Stock based compensation	—	4,409	—	—	—	—	—	—	4,409
Purchase of treasury stock (3,456,200 shares)	—	—	—	—	(53,361)	—	—	—	(53,361)
Restricted stock forfeitures ( 1,121 shares)	—	—	—	—	(16)	—	—	—	(16)
Employee Stock Ownership Plan shares committed to be released	—	565	—	—	—	1,130	—	—	1,695
Funding of deferred compensation obligations	—	—	—	—	—	—	(247)	71	(176)
Balance at June 30, 2020	$1,220	$605,124	$637,343	$(53,207)	$(108,327)	$(40,434)	$(1,767)	$1,036	$1,040,988

Balance at December 31, 2020	$1,220	$609,531	$673,084	$(69,625)	$(163,015)	$(39,293)	$(1,875)	$1,260	$1,011,287
Net income	—	—	47,733	—	—	—	—	—	47,733
Other comprehensive income	—	—	—	26,358	—	—	—	—	26,358
Treasury stock allocated to restricted stock award grants	—	(733)	—	—	733	—	—	—	—
Stock based compensation	—	4,540	—	—	—	—	—	—	4,540
Purchase of treasury stock (3,470,040 shares)	—	—	—	—	(58,546)	—	—	—	(58,546)
Exercise of stock options	—	1	—	—	—	—	—	—	1
Restricted stock forfeitures (13,974 shares)	—	244	—	—	(244)	—	—	—	—
Employee Stock Ownership Plan shares committed to be released	—	798	—	—	—	1,124	—	—	1,922
Funding of deferred compensation obligations	—	—	—	—	—	—	(330)	81	(249)
Balance at June 30, 2021	$1,220	$614,381	$720,817	$(43,267)	$(221,072)	$(38,169)	$(2,205)	$1,341	$1,033,046

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2021	2020
	(In thousands, unaudited)
Cash flows from operating activities:
Net income	$47,733	$21,862
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	(1,439)	656
Net amortization of premiums and discounts on securities	2,541	854
Net amortization of mortgage servicing rights	129	57
Amortization of intangible assets	520	514
Depreciation and amortization of office properties and equipment	3,362	3,314
Amortization of operating lease right-of-use assets	1,811	1,440
Loss on extinguishment of debt	742	—
(Reversal of) provision for loan losses	(3,041)	15,304
Loss (gain) on securities transactions	281	(370)
Change in fair value of equity securities	1,365	(59)
Gain on securitizations	(2,259)	—
Gain on sale of loans	(8,415)	(1,549)
Loss on disposal of office properties and equipment	61	691
Loss on write-down of mortgage servicing rights	—	34
Deferred tax expense	736	7,220
Decrease (increase) in accrued interest receivable	1,160	(5,643)
Decrease (increase) in other assets	23,155	(80,652)
Increase in accrued expenses and other liabilities	592	36,507
Income on bank-owned life insurance	(2,971)	(2,936)
Employee stock ownership plan expense	1,922	1,695
Stock based compensation	4,540	4,409
(Decrease) in deferred compensation obligations under Rabbi Trust	(249)	(176)
Net cash provided by operating activities	72,276	3,172
Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	4,719	20,761
Proceeds from paydowns/maturities/calls of debt securities available for sale	169,638	94,758
Proceeds from paydowns/maturities/calls of debt securities held to maturity	20,633	24,971
Purchases of debt securities available for sale	(416,106)	(111,113)
Purchases of debt securities held to maturity	(160,466)	—
Proceeds from sales of loans held-for-sale	274,980	103,992
Proceeds from sales of loans receivable	—	22,876
Purchases of loans receivable	(71,590)	—
Net increase in loans receivable	(125,022)	(409,327)
Proceeds from bank-owned life insurance death benefits	5	—
Proceeds from redemptions of Federal Home Loan Bank stock	7,630	35,660
Purchases of Federal Home Loan Bank stock	(4,793)	(21,914)
Proceeds from sales of office properties and equipment	685	—
Additions to office properties and equipment	(3,584)	(2,852)
Net cash acquired in acquisition	—	155,248
Net cash (used in) investing activities	$(303,271)	$(86,940)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
	2021	2020
	( In thousands, unaudited)

Cash flows from financing activities:
Net increase in deposits	$300,652	$602,033
Proceeds from long-term borrowings	37,120	90,000
Payments on long-term borrowings	(54,168)	(116,465)
Net decrease in short-term borrowings	(33,375)	(288,306)
Increase in advance payments by borrowers for taxes and insurance	3,585	217
Exercise of stock options	1	—
Purchase of treasury stock	(58,546)	(53,361)
Restricted stock forfeitures	—	(16)
Net cash provided by financing activities	$195,269	$234,102

Net (decrease) increase in cash and cash equivalents	$(35,726)	$150,334

Cash and cash equivalents at beginning of year	422,957	75,547
Cash and cash equivalents at end of period	$387,231	$225,881

Cash paid during the period for:
Interest on deposits and borrowings	$20,892	$43,801
Income tax payments, net of (refunds)	$8,528	$1,300

Non-cash investing and financing activities:
Transfer of loans receivable to loans held-for-sale	$262,419	$112,219
Securitization of loans	99,603	—
Initial recognition of operating lease right-of-use assets	—	22,218
Initial recognition of operating lease liabilities	—	23,290
Acquisition:
Non-cash assets acquired:
Debt securities available for sale	$—	$51,479
Debt securities held to maturity	—	13,418
Equity securities	—	1,796
Federal Home Loan Bank stock	—	2,010
Loans receivable	—	171,593
Accrued interest receivable	—	679
Office properties and equipment, net	—	5,774
Bank-owned life insurance	—	17,245
Other assets	—	2,823
Total non-cash assets acquired	$—	$266,817
Liabilities assumed:
Deposits	$—	$333,234
Borrowings	—	37,728
Advance payments by borrowers for taxes and insurance	—	982
Accrued expenses and other liabilities	—	5,400
Total liabilities assumed	$—	$377,344
Net non-cash liabilities assumed	$—	$(110,527)
Net cash and cash equivalents acquired in acquisition	$—	$155,248

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

    The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

2.    Acquisitions
Stewardship Financial Corporation
    On November 1, 2019, the Company completed its acquisition of Stewardship Financial Corporation ("Stewardship"), pursuant to the Agreement and Plan of Merger, dated as of June 6, 2019 (the "Merger Agreement"), by and among Columbia Financial, Broadway Acquisition Corp. (a wholly owned subsidiary of Columbia Financial) and Stewardship. Under the terms of the merger agreement, each outstanding share of Stewardship common stock was converted into the right to received $15.75 in cash at the effective time of the merger. The aggregate merger consideration paid was $136.3 million. The deposits initially acquired from Stewardship were held across a network of 12 branches located in New Jersey throughout Bergen, Morris, and Passaic Counties. During the six months ended June 30, 2020, four of these branches were closed, and the Bank recorded a loss of $770,000 related to these branch closures. During both the three and six months ended June 30, 2021, the Bank recorded additional losses of $314,000 related to these branches.

    Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the Stewardship acquisition totaled $102,000 and $1.1 million during the three and six months ended June 30, 2020, respectively. There were no merger expenses recorded for the three and six months ended June 30, 2021.

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
Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the Roselle acquisition totaled $335,000 and $443,000 during the three and six months ended June 30, 2020. There were no merger expenses recorded for the three and six months ended June 30, 2021.
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
2.    Acquisitions (continued)
Roselle Bank (continued)
    The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of April 1, 2020, and resulted in the recognition of goodwill of $23.8 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market condition, and other future events that are highly subjective in nature and subject to change. During the fourth quarter of 2020, the Company completed all tax returns related to the operation of the acquired entity and its impact on the Company's income taxes, which resulted in a $5.1 million adjustment to deferred income taxes, net, and a decrease in goodwill. During the quarter ended March 31, 2021, the Company recorded a final adjustment of $1.1 million to deferred income taxes, net, and a decrease in goodwill. At June 30, 2021, goodwill related to the Roselle acquisition totaled $17.6 million.

Freehold Bank

On June 17, 2021, the MHC, Columbia Financial, Inc. and the Bank (collectively, “Columbia”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Freehold MHC, Freehold Bancorp and Freehold Bank (collectively, “Freehold”), pursuant to which Columbia will acquire Freehold, with Freehold MHC and Freehold Bancorp merging into the MHC and Columbia Financial, respectively. At the effective time of these mergers, Freehold Bank will convert to a federal savings bank and operate as a wholly-owned subsidiary of Columbia Financial. As a subsidiary of Columbia Financial, current depositors of Freehold Bank will become members of, and will have the same rights and privileges in the MHC, the mutual holding company parent of Columbia Bank, as if their accounts had been established in Columbia Bank on the date established at Freehold. As part of the transaction, Columbia Financial will issue additional shares of its common stock to the MHC in an amount equal to the fair value of Freehold as determined by an independent appraiser. These shares are expected to be issued immediately prior to completion of the mergers. The Merger Agreement has been unanimously approved by the Boards of Directors of each of Columbia Financial, the MHC and the Bank and the Boards of Directors of each of Freehold MHC, Freehold Bancorp and Freehold Bank. Subject to the receipt of all required regulatory and other approvals, and the satisfaction or waiver of other customary closing conditions, the parties anticipate that the transactions contemplated by the Merger Agreement is anticipated to close in the fourth quarter of 2021.
Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the Freehold acquisition totaled $75,000 during the three and six months ended June 30, 2021. There were no merger expenses recorded for the three and six months ended June 30, 2020.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2021 and 2020:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
3.        Earnings per Share (continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)

Net income	$26,688	$15,097	$47,733	$21,862
Shares:
Weighted average shares outstanding - basic	104,537,656	111,102,306	105,253,661	109,770,239
Weighted average dilutive shares outstanding	—	—	—	—
Weighted average shares outstanding - diluted	104,537,656	111,102,306	105,253,661	109,770,239
Earnings per share:
Basic	$0.26	$0.14	$0.45	$0.20
Diluted	$0.26	$0.14	$0.45	$0.20

    During the three and six months ended June 30, 2021, the average number of stock options which were anti-dilutive and were not included in the computation of diluted earnings per share totaled 466,265 and 321,263, respectively. During the three and six months ended June 30, 2020, the average number of stock options which were anti-dilutive and were not included in the computation of diluted earnings per share totaled 1,494,367 and 1,101,780, respectively.

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

On September 10, 2020, the Company announced that its Board of Directors authorized the Company's second stock repurchase program for the purchase of up to 5,000,000 shares, or approximately 4.3%, of the Company's issued and outstanding common stock, commencing on September 15, 2020. On February 1, 2021, the Company announced that its Board of Directors authorized the Company's third stock repurchase program to acquire up to 5,000,000 shares, or approximately 4.5%, of the Company's then issued and outstanding common stock, commencing upon completion of the Company's second stock repurchase program. On February 5, 2021, the Company completed the repurchases under the second stock repurchase program.

     During the three and six months ended June 30, 2021, the Company repurchased 1,471,501 shares at a cost of approximately $25.7 million, or $17.47 per share, and 3,470,040 shares, at a cost of approximately $58.5 million, or $16.87 per share, respectively, under these programs. During the three and six months ended June 30, 2020, the Company repurchased 899,074 shares at a cost of approximately $13.0 million, or $14.46 per share, and 3,456,200 shares at a cost of approximately $53.4 million, or $15.44 per share, respectively, under these programs. Repurchased shares are held as treasury stock and are available for general corporate purposes.

5.    Summary of Significant Accounting Policies

Accounting Pronouncement Adopted in 2021

    In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures, and adding disclosure requirements identified as relevant. Among other changes, the ASU adds disclosure requirements to Topic 715-20 for the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
5.    Summary of Significant Accounting Policies

Accounting Pronouncement Adopted in 2021 (continued)

explanation of the reasons for significant gains and losses related to changes in benefit obligation for the period. The amendments remove disclosure requirements for the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer, and the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for post-retirement health care benefits. ASU 2018-14 is effective for fiscal years beginning after December 15, 2020, including interim reporting periods within that reporting period, with early adoption permitted. The Company adopted this ASU effective January 1, 2021. The update will be applied on a retrospective basis to disclosures with regard to employee benefit plans. The adoption of this update did not have a significant impact on the Company's consolidated financial statements.

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

    The Company elected to defer the adoption of the CECL methodology until December 31, 2020 as permitted by the enacted Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). In late December 2020, the Consolidated Appropriations Act, 2021 was enacted, and extended certain provisions of the CARES Act, which allowed the Company to extend the adoption of CECL until January 1, 2022. The Company elected to extend its adoption of CECL in accordance with this legislation, and will adopt the above mentioned ASUs related to Financial Instruments -Credit Losses (Topic 326) using a modified retrospective approach. Our CECL methodology includes the following key factors and assumptions for all loan portfolio segments:

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

    Based on several analyses performed, as well as an implementation analysis utilizing existing exposures and forecasts of macroeconomic conditions at June 30, 2021, we currently expect the adoption of ASU 2016-13 will result in a decrease between 15% and 25% in our allowance for loan losses and our reserves for unfunded commitments.

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

6.    Debt Securities Available for Sale

    Debt securities available for sale at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$39,023	$913	$(80)	$39,856
Mortgage-backed securities and collateralized mortgage obligations	1,495,440	28,231	(5,396)	1,518,275
Municipal obligations	19,281	22	—	19,303
Corporate debt securities	62,705	2,424	(150)	64,979
	$1,616,449	$31,590	$(5,626)	$1,642,413

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$24,425	$1,124	$—	$25,549
Mortgage-backed securities and collateralized mortgage obligations	1,163,613	37,343	(562)	1,200,394
Municipal obligations	16,845	17	—	16,862
Corporate debt securities	67,628	2,264	(415)	69,477
Trust preferred securities	5,000	—	(330)	4,670
	$1,277,511	$40,748	$(1,307)	$1,316,952

    The amortized cost and fair value of debt securities available for sale at June 30, 2021, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

	June 30, 2021
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$15,118	$15,118
More than one year to five years	69,279	71,911
More than five years to ten years	36,612	37,109
	$121,009	$124,138
Mortgage-backed securities and collateralized mortgage obligations	1,495,440	1,518,275
	$1,616,449	$1,642,413

    Mortgage-backed securities and collateralized mortgage obligations totaling $1.5 billion at amortized cost and fair value, respectively, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three months ended June 30, 2021, the sale of one debt security available for sale totaled $4.7 million, resulting in a gross loss of $281,000. There were no calls or matured debt securities available for sale during the quarter.

During the six months ended June 30, 2021, the sale of a debt security available for sale totaled $4.7 million, resulting in a gross loss of $281,000. Proceeds from called debt securities available for sale totaled $5.0 million, resulting in no gross gains or losses. Proceeds from matured debt securities available for sale totaled $210,000.

    During the three months ended June 30, 2020, there were no sales of debt securities available for sale. Proceeds from called debt securities available for sale totaled $5.5 million, resulting in no gross gains or losses. Proceeds from matured debt securities available for sale totaled $5.1 million.

During the six months ended June 30, 2020, proceeds from the sale of debt securities available for sale totaled $20.8 million, resulting in $369,000 of gross gains and no gross losses. Proceeds from called debt securities available for sale totaled $6.6 million, resulting in $1,000 of gross gains and no gross losses. Proceeds from matured debt securities available for sale totaled $5.8 million.

Debt securities available for sale having a carrying value of $626.4 million and $822.2 million, at June 30, 2021 and December 31, 2020, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

    The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at June 30, 2021 and December 31, 2020 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

	June 30, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$4,902	$(80)	$—	$—	$4,902	$(80)
Mortgage-backed securities and collateralized mortgage obligations	382,594	(5,006)	21,245	(390)	403,839	(5,396)
Corporate debt securities	—	—	4,850	(150)	4,850	(150)
Trust preferred securities	—	—	—	—	—	—
	$387,496	$(5,086)	$26,095	$(540)	$413,591	$(5,626)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

Mortgage-backed securities and collateralized mortgage obligations	$117,978	$(481)	$24,018	$(81)	$141,996	$(562)
Corporate debt securities	9,845	(155)	5,740	(260)	15,585	(415)
Trust preferred securities	—	—	4,670	(330)	4,670	(330)
	$127,823	$(636)	$34,428	$(671)	$162,251	$(1,307)

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at June 30, 2021, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position at June 30, 2021 totaled 65, compared with 40 at December 31, 2020. All temporarily impaired securities were investment grade as of June 30, 2021 and December 31, 2020.

    The Company did not record an other-than-temporary impairment charge on debt securities available for sale during the three and six months ended June 30, 2021 and 2020.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity

    Debt securities held to maturity at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$34,870	$2	$(183)	$34,689
Mortgage-backed securities and collateralized mortgage obligations	367,275	13,280	(211)	380,344
	$402,145	$13,282	$(394)	$415,033

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$5,000	$1	$—	$5,001
Mortgage-backed securities and collateralized mortgage obligations	257,720	14,372	(2)	272,090
	$262,720	$14,373	$(2)	$277,091

The amortized cost and fair value of debt held to maturity at June 30, 2021, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	June 30, 2021
	Amortized Cost	Fair Value
	(In thousands)

More than one year to five years	$14,875	$14,877
More than five years to ten years	19,995	19,812
	34,870	34,689
Mortgage-backed securities and collateralized mortgage obligations	367,275	380,344
	$402,145	$415,033

Mortgage-backed securities and collateralized mortgage obligations totaling $367.3 million at amortized cost, and $380.3 million at fair value at June 30, 2021, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three and six months ended June 30, 2021, there were no sales or maturities of debt securities held to maturity. During the three months ended June 30, 2021, proceeds from one called debt security held to maturity totaled $125,000, resulting in no gross gain or loss. During the six months ended June 30, 2021, proceeds from called debt securities held to maturity totaled $5.1 million, resulting in no gross gains or losses.

    During the three and six months ended June 30, 2020, there were no sales or maturities of debt securities held to maturity. During the three and six months ended June 30, 2020, proceeds from called debt securities held to maturity totaled $20.0 million, resulting in no gross gains or losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity (continued)

Debt securities held to maturity having a carrying value of $187.9 million and $220.5 million, at June 30, 2021 and December 31, 2020, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at June 30, 2021 and December 31, 2020 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	June 30, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$19,812	$(183)	$—	$—	$19,812	$(183)
Mortgage-backed securities and collateralized mortgage obligations	11,347	(211)	—	—	11,347	(211)
	$31,159	$(394)	$—	$—	$31,159	$(394)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

Mortgage-backed securities and collateralized mortgage obligations	$2,176	$(2)	$—	$—	$2,176	$(2)

    The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities held to maturity was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at June 30, 2021, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

    The number of securities in an unrealized loss position at June 30, 2021 totaled seven, compared with two at December 31, 2020. All temporarily impaired securities were investment grade as of June 30, 2021 and December 31, 2020.

    The Company did not record an other-than-temporary impairment charge on debt securities held to maturity during the three and six months ended June 30, 2021 and 2020.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
8.    Equity Securities at Fair Value

    The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, and preferred stock in U.S. Government agencies which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at June 30, 2021 and December 31, 2020 was $4.1 million and $5.4 million, respectively.

    The Company recorded a net decrease in the fair value of equity securities of $778,000 and $1.4 million, during the three and six months ended June 30, 2021, respectively, as a component of non-interest income. During the three and six months ended June 30, 2020, the Company recorded a net increase in fair value of equity securities of $643,000 and $59,000, respectively, as a component of non-interest income.

    During the three and six months ended June 30, 2021 and 2020, there were no sales of equity securities.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses

    Loans receivable at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30,	December 31,
	2021	2020
	(In thousands)
Real estate loans:
One-to-four family	$1,867,924	$1,940,327
Multifamily and commercial	3,115,054	2,817,965
Construction	261,159	328,711
Commercial business loans	471,700	752,870
Consumer loans:
Home equity loans and advances	278,078	321,177
Other consumer loans	1,158	1,497
Total gross loans	5,995,073	6,162,547
Purchased credit-impaired ("PCI") loans	3,116	6,345
Net deferred loan costs, fees and purchased premiums and discounts	19,613	12,878
Loans receivable	$6,017,802	$6,181,770

    The Company had no loans held-for-sale at June 30, 2021. The Company had $4.1 million of SBA loans held-for-sale at December 31, 2020. During the three months ended June 30, 2021, the Company sold $14.4 million of one-to-four family real estate loans and home equity loans held-for-sale, resulting in gross gains of $277,000 and no gross losses. During the three months ended June 30, 2021, the Company sold $244.7 million of SBA loans held-for-sale included in commercial business loans, resulting in gross gains of $7.7 million and no gross losses. During the three months ended June 30, 2021, the Company also sold a $31,000 construction loan held-for-sale resulting in no gross gain or loss. During the six months ended June 30, 2021, the Company sold $15.6 million, $4.1 million, $248.9 million, and $6.4 million of one-to-four family real estate loans and home equity loans, multifamily and commercial real estate loans, commercial business and SBA loans, and construction loans held-for-sale, respectively, resulting in gross gains of $8.4 million and no gross losses.

During the three months ended June 30, 2020, the Company sold $52.4 million of one-to-four family real estate loans held-for-sale resulting in gross gains of $740,000 and no gross losses. During the six months ended June 30, 2020, the Company sold $104.0 million of one-to-four family real estate loans held-for-sale resulting in gross gains of $1.4 million and no gross losses.

During the three and six months ended June 30, 2021, no loans included in loans receivable were sold by the Company. During the three months ended June 30, 2020, the Company sold a construction loan totaling $6.7 million included in loans receivable, resulting in no gross gain or loss. During the six months ended June 30, 2020, the Company sold $8.8 million and $7.3 million of one-to-four family real estate and home equity loans, and commercial business loans, respectively, included in loans receivable, resulting in gross gains of $82,000 and $55,000, respectively, and no gross losses.

    During the three and six months ended June 30, 2021, the Company purchased $71.6 million of multifamily and commercial real estate loans from third parties. During the three and six months ended June 30, 2020, no loans were purchased by the Company.

At June 30, 2021 and December 31, 2020, commercial business loans included $91.1 million and $344.4 million, respectively, in SBA Payroll Protection Program ("PPP") loans and net deferred fees related to these loans totaling $2.3 million and $6.6 million, respectively.

    The Company has entered into guarantor swaps with Freddie Mac which results in improved liquidity. During the three months ended June 30, 2021, the Company exchanged $35.6 million of loans for Freddie Mac mortgage participation certificates, resulting in gross gains of $544,000 and no gross losses. During the six months ended June 30, 2021, the Company exchanged $99.6 million of loans for Freddie Mac mortgage participation certificates, resulting in gross gains of $2.3 million and no gross losses. The Company retained the servicing of these loans. During the three and six months ended June 30, 2020, no loans were sold.

At June 30, 2021 and December 31, 2020, the carrying value of loans serviced by the Company for investors was $581.0 million and $598.0 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

    The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCI loans at June 30, 2021 and December 31, 2020:

	June 30, 2021
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$1,471	$957	$316	$2,744	$862	$1,864,318	$1,867,924
Multifamily and commercial	3,893	392	2,433	6,718	2,433	3,105,903	3,115,054
Construction	—	—	—	—	—	261,159	261,159
Commercial business loans	1,617	434	349	2,400	383	468,917	471,700
Consumer loans:
Home equity loans and advances	355	192	395	942	636	276,500	278,078
Other consumer loans	—	—	—	—	—	1,158	1,158
Total loans	$7,336	$1,975	$3,493	$12,804	$4,314	$5,977,955	$5,995,073

	December 31, 2020
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$3,068	$912	$1,901	$5,881	$2,637	$1,931,809	$1,940,327
Multifamily and commercial	15,645	—	1,238	16,883	1,873	2,799,209	2,817,965
Construction	550	—	—	550	—	328,161	328,711
Commercial business loans	2,343	1,056	2,453	5,852	2,968	744,050	752,870
Consumer loans:
Home equity loans and advances	1,156	696	394	2,246	678	318,253	321,177
Other consumer loans	4	—	—	4	—	1,493	1,497
Total loans	$22,766	$2,664	$5,986	$31,416	$8,156	$6,122,975	$6,162,547

    The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. Non-accruing loans are returned to accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At June 30, 2021 and December 31, 2020, non-accrual loans totaled $4.3 million and $8.2 million, respectively. Included in non-accrual loans at June 30, 2021, are nine loans totaling $821,000 which are less than 90 days in arrears. At December 31, 2020, 19 loans totaling $2.2 million were less than 90 days in arrears.

    At June 30, 2021 and December 31, 2020, there were no loans past due 90 days or more still accruing interest other than COVID-19 related loan forbearance and deferrals. In accordance with the CARES Act, these loans are not included in the aging of loans receivable by portfolio segment in the table above, and the Bank continues to accrue interest income during the forbearance or deferral period. If adverse information indicating that the borrower's capability of repaying all amounts due is unlikely, the interest accrual will cease.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are initially recorded at fair value at acquisition, based upon the present value of expected future cash flows, with no related allowance for loan losses. PCI loans acquired in the Stewardship acquisition totaled $2.9 million at June 30, 2021 and $6.1 million at December 31, 2020. PCI loans acquired in the Roselle acquisition totaled $242,000 at June 30, 2021 and $246,000 at December 31, 2020.

    The following table presents changes in accretable yield for PCI loans for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)

Balance at beginning of period	$408	$463	$418	$511
Acquisition	—	58	—	58
Accretion	(32)	(49)	(64)	(98)
Net change in expected cash flows	(1)	(1)	21	—
Balance at end of period	$375	$471	$375	$471

    We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At June 30, 2021 and December 31, 2020, the Company had no real estate owned. At June 30, 2021 we had one residential mortgage loan with a carrying value of $87,000 collateralized by residential real estate which was in the process of foreclosure. At December 31, 2020 we had two residential mortgage loans with carrying values totaling $398,000 collateralized by residential real estate which were in the process of foreclosure. The states of New Jersey, New York and Pennsylvania issued executive orders which declared moratoriums on removing individuals from a residential property until at least two months after the COVID health crisis had ended. In response to these orders, in March 2020, the Company temporarily suspended residential property foreclosure sales and evictions. These moratoriums expire in these states beginning on August 31, 2021 through January 1, 2022.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

    The following tables summarize loans receivable (including PCI loans) and allowance for loan losses by portfolio segment and impairment method at June 30, 2021 and December 31, 2020:

	June 30, 2021
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$274	$148	$—	$14	$14	$—	$450
Collectively evaluated for impairment	16,834	26,108	9,160	15,884	1,457	5	69,448
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total	$17,108	$26,256	$9,160	$15,898	$1,471	$5	$69,898

Total loans:
Individually evaluated for impairment	$5,668	$33,995	$—	$2,124	$1,475	$—	$43,262
Collectively evaluated for impairment	1,862,256	3,081,059	261,159	469,576	276,603	1,158	5,951,811
Loans acquired with deteriorated credit quality	295	1,797	—	1,024	—	—	3,116
Total loans	$1,868,219	$3,116,851	$261,159	$472,724	$278,078	$1,158	$5,998,189

	December 31, 2020
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$391	$601	$—	$84	$12	$—	$1,088
Collectively evaluated for impairment	13,195	30,080	11,271	17,300	1,736	6	73,588
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total	$13,586	$30,681	$11,271	$17,384	$1,748	$6	$74,676

Total loans:
Individually evaluated for impairment	$7,257	$32,792	$—	$3,447	$1,651	$—	$45,147
Collectively evaluated for impairment	1,933,070	2,785,173	328,711	749,423	319,526	1,497	6,117,400
Loans acquired with deteriorated credit quality	309	4,893	—	1,143	—	—	6,345
Total loans	$1,940,636	$2,822,858	$328,711	$754,013	$321,177	$1,497	$6,168,892

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

    Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” allows banks to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. The Bank elected to account for modifications on certain loans under Section 4013 of the CARES Act or, if the loan modification was not eligible under Section 4013, used the criteria in the COVID-19 guidance to determine when the loan modification was not a TDR in accordance with ASC 310-40. Guidance noted that modification or deferral programs mandated by the federal or a state government related to COVID-19 would not be in the scope of ASC 310-40, such as a state program that requires all institutions within that state to suspend mortgage payments for a specified period. These short-term loan modifications were not treated as a troubled debt restructuring during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, based on current evaluations, generally, we have continued the accrual of interest on these loans during the short-term modification period. The Consolidated Appropriations Act, 2021, which was enacted in late December 2020, extended certain provisions of the CARES Act, including provisions permitting loan deferral extension requests to not be treated as troubled debt restructurings.

    The following tables present the number of loans modified as TDRs during the three and six months ended June 30, 2021 and 2020, along with their balances immediately prior to the modification date and post-modification. Post-modification recorded investment represents the net book balance immediately following modification.

	For the Three Months Ended June 30,
	2021			2020
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real Estate loans:
One-to-four family	1	$221	$322	—	$—	$—
Multifamily and commercial	1	192	211	—	—	—
Total restructured loans	2	$413	$533	—	$—	$—

	For the Six Months Ended June 30,
	2021			2020
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real Estate loans:
One-to-four family	1	$221	$322	—	$—	$—
Multifamily and commercial	1	192	211	1	10,212	11,507
Total restructured loans	2	$413	$533	1	$10,212	$11,507

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2021 and 2020 are as follows:

	For the Three Months Ended June 30,
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
2021
Balance at beginning of period	$19,850	$23,849	$11,464	$14,804	$1,931	$6	$71,904
Provision charged (credited)	(2,463)	1,872	(2,304)	1,600	(465)	(1)	(1,761)
Recoveries	11	931	—	111	34	—	1,087
Charge-offs	(290)	(396)	—	(617)	(29)	—	(1,332)
Balance at end of period	$17,108	$26,256	$9,160	$15,898	$1,471	$5	$69,898

2020
Balance at beginning of period	$16,798	$26,085	$9,399	$17,191	$1,718	$9	$71,200
Provision charged (credited)	(51)	1,243	817	3,911	(183)	(1)	5,736
Recoveries	239	2	1	12	9	—	263
Charge-offs	(353)	—	—	(2,800)	(30)	(1)	(3,184)
Balance at end of period	$16,633	$27,330	$10,217	$18,314	$1,514	$7	$74,015

	For the Six Months Ended June 30,
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
2021
Balance at beginning of period	$13,586	$30,681	$11,271	$17,384	$1,748	$6	$74,676
Provision charged (credited)	4,014	(4,800)	(2,112)	91	(235)	1	(3,041)
Recoveries	14	937	1	127	45	—	1,124
Charge-offs	(506)	(562)	—	(1,704)	(87)	(2)	(2,861)
Balance at end of period	$17,108	$26,256	$9,160	$15,898	$1,471	$5	$69,898

2020
Balance at beginning of period	$13,780	$22,980	$7,435	$15,836	$1,669	$9	$61,709
Provision charged (credited)	3,050	4,339	2,781	5,258	(124)	—	15,304
Recoveries	242	12	1	83	23	—	361
Charge-offs	(439)	(1)	—	(2,863)	(54)	(2)	(3,359)
Balance at end of period	$16,633	$27,330	$10,217	$18,314	$1,514	$7	$74,015

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

    The following tables present loans individually evaluated for impairment by loan segment, excluding PCI loans, at June 30, 2021 and December 31, 2020:

	At June 30, 2021
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$2,524	$3,064	$—
Multifamily and commercial	16,331	17,147	—
Commercial business loans	632	632	—
Consumer loans:
Home equity loans and advances	530	636	—
	20,017	21,479	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	3,144	3,162	274
Multifamily and commercial	17,664	17,667	148
Commercial business loans	1,492	1,491	14
Consumer loans:
Home equity loans and advances	945	945	14
	23,245	23,265	450
Total:
Real estate loans:
One-to-four family	5,668	6,226	274
Multifamily and commercial	33,995	34,814	148
Commercial business loans	2,124	2,123	14
Consumer loans:
Home equity loans and advances	1,475	1,581	14
Total loans	$43,262	$44,744	$450

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

    Specific allocations of the allowance for loan losses attributable to impaired loans totaled $450,000 and $1.1 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, impaired loans for which there was no related allowance for loan losses totaled $20.0 million and $19.1 million, respectively.

    The recorded investment in TDRs totaled $40.6 million at June 30, 2021, of which one loan with a balance of $409,000 was 60-89 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at June 30, 2021. The recorded investment in TDRs totaled $45.4 million at December 31, 2020, of which one loan with a balance of $91,000 was over 90 days past due, and three loans totaling $11.9 million were 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2020.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

    The following tables present interest income recognized for loans individually evaluated for impairment, by loan segment, excluding PCI loans for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$6,149	$102	$8,647	$81
Multifamily and commercial	33,264	375	14,960	32
Commercial business loans	2,295	41	5,871	157
Consumer loans:
Home equity loans and advances	1,523	18	2,062	29
Total loans	$43,231	$536	$31,540	$299

	For the Six Months Ended June 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$6,518	$170	$8,728	$188
Multifamily and commercial	33,107	811	10,840	198
Commercial business loans	2,679	70	5,640	224
Consumer loans:
Home equity loans and advances	1,565	38	2,089	58
Total loans	$43,869	$1,089	$27,297	$668

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

    The following tables present loans receivable by credit quality risk indicator and by loan segment, excluding PCI loans at June 30, 2021 and December 31, 2020:

	June 30, 2021
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$1,863,129	$3,047,108	$261,159	$462,592	$277,354	$1,158	$5,912,500
Special mention	393	50,860	—	5,663	—	—	56,916
Substandard	4,402	17,086	—	3,445	724	—	25,657
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$1,867,924	$3,115,054	$261,159	$471,700	$278,078	$1,158	$5,995,073

	December 31, 2020
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$1,935,032	$2,758,905	$328,711	$740,010	$320,092	$1,497	$6,084,247
Special mention	404	40,392	—	6,718	—	—	47,514
Substandard	4,891	18,668	—	6,142	1,085	—	30,786
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$1,940,327	$2,817,965	$328,711	$752,870	$321,177	$1,497	$6,162,547

10.    Leases

    Effective January 1, 2020, the Company adopted ASU 2016-02 Leases (Topic 842) and all subsequent ASU's that modified Topic 842. The Company's leases primarily relate to real estate property for branches and office space. At June 30, 2021 and December 31, 2020, all of the Company's leases are classified as operating leases.

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
    At June 30, 2021 and December 31, 2020, the weighted average remaining lease term for operating leases was 7.0 years and 7.5 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 2.17%, and 2.26%, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
10.    Leases (continued)

    The Company elected to account for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the three months ended June 30, 2021 and 2020, operating and variable lease expenses totaled approximately $563,000 and $601,000, respectively. During the six months ended June 30, 2021 and 2020, operating and variable lease expenses totaled approximately $1.2 million and $1.3 million, respectively.

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and six months ended June 30, 2021 and 2020. At June 30, 2021, the Company had no leases that had not yet commenced.

    The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

At June 30, 2021	Lease Payment Obligations
(In thousands)

2021	$2,053
2022	3,971
2023	3,590
2024	2,866
2025	2,194
Thereafter	6,402
Total undiscounted cash flows	21,076
Discount on cash flows	(1,736)
Total lease liability	$19,340

11.    Deposits

    Deposits at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30,	December 31,
	2021	2020
	(In thousands)

Non-interest-bearing demand	$1,513,197	$1,354,605
Interest-bearing demand	2,355,819	2,189,164
Money market accounts	645,590	588,180
Savings and club deposits	749,531	688,309
Certificates of deposit	1,815,139	1,958,366
Total deposits	$7,079,276	$6,778,624

Included in the above balances at June 30, 2021 and December 31, 2020 are certificates of deposit obtained through brokers, totaling $16.2 million and $26.3 million, respectively, that were acquired from Stewardship.

    The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $937.6 million and $1.0 billion at June 30, 2021 and December 31, 2020, respectively. Interest expense on deposits for the three months ended June 30, 2021 and 2020 totaled $7.9 million and $14.9 million, respectively. Interest expense on deposits for the six months ended June 30, 2021 and 2020 totaled $16.7 million and $31.7 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
11.    Deposits (continued)

    Scheduled maturities of certificates of deposit accounts at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30,	December 31,
	2021	2020
	(In thousands)

One year or less	$1,364,245	$1,494,129
After one year to two years	277,629	337,579
After two years to three years	74,863	52,809
After three years to four years	27,845	23,018
After four years	70,557	50,831
	$1,815,139	$1,958,366

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

On March 22, 2021, 50,203 shares of restricted stock were awarded, with a grant date fair value of $17.86 per share. To fund the grant of restricted common stock, the Company reissued shares from treasury stock.

    Restricted shares granted under the 2019 Plan generally vest in equal installments, over performance or service periods ranging from 1 year to 5 years, beginning 1 year from the date of grant. A portion of restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight line basis over the requisite performance or service period. During the three months ended June 30, 2021 and 2020, approximately $1.6 million and $1.4 million in expense was recognized in regard to these awards. The expected future compensation expense related to the 1,299,398 non-vested restricted shares outstanding at June 30, 2021 is approximately $12.3 million over a weighted average period of 2.5 years. During the six months ended June 30, 2021 and 2020, approximately $3.0 million and $2.8 million in expense was recognized in regard to these awards.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

    The following is a summary of the Company's restricted stock activity during the three and six months ended June 30, 2021 and 2020:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2021	1,263,169	$15.66
Grants	50,203	17.86
Forfeited	(13,846)	15.60
Non-vested at March 31, 2021	1,299,526	$15.74
Forfeited	(128)	15.60
Non-vested at June 30, 2021	1,299,398	$15.74

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2020	1,420,012	$15.67
Forfeited	(881)	15.60
Non-vested at March 31, 2020	1,419,131	$15.67
Forfeited	(240)	15.60
Non-vested at June 30, 2020	1,418,891	$15.67

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

    Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the three months ended June 30, 2021 and 2020, approximately $822,000 and $804,000 in expense was recognized in regard to these awards. During the six months ended June 30, 2021 and 2020, approximately $1.6 million and $1.6 million in expense was recognized in regard to these awards. The expected future compensation expense related to the 3,043,454 non-vested options outstanding at June 30, 2021 is $10.1 million over a weighted average period of 3.1 years.

    The following is a summary of the Company's option activity during the three and six months ended June 30, 2021 and 2020:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2021	3,708,628	$15.66	8.6	$—
Granted	109,654	17.86	—	—
Expired	(2,029)	15.60	—	—
Forfeited	(30,118)	15.60	—	—
Outstanding, March 31, 2021	3,786,135	$15.73	8.4	$6,673,328
Exercised	(1,661)	15.60	—	—
Expired	(7,529)	15.60	—	—
Forfeited	(1,412)	15.60	—	—
Outstanding, June 30, 2021	3,775,533	$15.73	8.1	$5,700,258
Options exercisable at June 30, 2021	732,079	$15.67	8.1	$1,138,280

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2020	3,784,044	$15.67	9.6	$4,812,490
Forfeited	(9,707)	15.60	—	—
Outstanding, March 31, 2020	3,774,337	$15.67	9.3	$—
Forfeited	(2,647)	15.60	—	—
Outstanding, June 30, 2020	3,771,690	$15.67	9.1	$—
Options exercisable at June 30, 2020	—	$—	—	$—

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

    During both the three and six months ended June 30, 2021, the aggregate intrinsic value of options exercised was $3,805. There were no stock option exercises during the three and six months ended June 30, 2020.

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

    Net periodic benefit (income) cost for Pension Plan, RIM Plan, Post-retirement Plan and Split-dollar Life Insurance plan benefits for the three and six months ended June 30, 2021 and 2020, includes the following components:

	For the Three Months Ended June 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2021	2020	2021	2020	2021	2020	2021	2020	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$2,150	$1,937	$100	$67	$130	$99	$141	$120	Compensation and employee benefits
Interest cost	1,756	2,031	86	102	141	171	125	131	Other non-interest expense
Expected return on plan assets	(6,318)	(5,737)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	14	14	Other non-interest expense
Net loss	1,000	781	166	99	153	77	191	113	Other non-interest expense
Net periodic (income) benefit cost	$(1,412)	$(988)	$352	$268	$424	$347	$471	$378

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost

	For the Six Months Ended June 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2021	2020	2021	2020	2021	2020	2021	2020	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$4,300	$3,874	$200	$134	$260	$198	$282	$226	Compensation and employee benefits
Interest cost	3,512	4,062	172	204	282	342	250	245	Other non-interest expense
Expected return on plan assets	(12,636)	(11,474)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	28	28	Other non-interest expense
Net loss	2,000	1,562	332	198	306	154	382	226	Other non-interest expense
Net periodic (income) benefit cost	$(2,824)	$(1,976)	$704	$536	$848	$694	$942	$725

For the three and six months ended June 30, 2021, no contributions were made to the Pension Plan. The net periodic cost (income) for pension benefits, other post-retirement and split dollar life insurance benefits for the three and six months ended June 30, 2021 were calculated using the most recent available benefit valuations.

    Through the acquisition of the Roselle entities, the Company acquired a non-contributory defined benefit supplemental executive retirement plan with the only participant being a former president of Roselle Bank. For the three and six months ended June 30, 2021 and 2020, the Company recorded a net periodic benefit cost of $2,000 and $4,000, and $4,000 and $4,000, respectively, in connection with this plan.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis at June 30, 2021 and December 31, 2020.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at June 30, 2021 and December 31, 2020, by level within the fair value hierarchy:

	June 30, 2021
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$39,856	$35,318	$4,538	$—
Mortgage-backed securities and collateralized mortgage obligations	1,518,275	—	1,518,275	—
Municipal obligations	19,303	—	19,303	—
Corporate debt securities	64,979	—	64,979	—
Trust preferred securities	—	—	—	—
Total debt securities available for sale	1,642,413	35,318	1,607,095	—
Equity securities	4,053	3,707	346	—
Derivative assets	12,741	—	12,741	—
	$1,659,207	$39,025	$1,620,182	$—

Derivative liabilities	$28,347	$—	$28,347	$—

	December 31, 2020
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$25,549	$25,549	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	1,200,394	—	1,200,394	—
Municipal obligations	16,862	—	16,862	—
Corporate debt securities	69,477	—	69,477	—
Trust preferred securities	4,670	—	4,670	—
Total debt securities available for sale	1,316,952	25,549	1,291,403	—
Equity securities	5,418	5,072	346
Derivative assets	19,425	—	19,425	—
	$1,341,795	$30,621	$1,311,174	$—

Derivative liabilities	$42,384	$—	$42,384	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

There were no Level 3 assets measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020.

Assets Measured at Fair Value on a Non-Recurring Basis

    The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis at June 30, 2021 and December 31, 2020.

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at June 30, 2021 and December 31, 2020, by level within the fair value hierarchy:

	June 30, 2021
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$1,232	$—	$—	$1,232
Mortgage servicing rights	2,319	—	—	2,319
	$3,551	$—	$—	$3,551

	December 31, 2020
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Mortgage servicing rights	1,338	—	—	1,338
	$1,338	$—	$—	$1,338

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Impaired loans	$1,232	Other	Contracted sale price of collateral	—%	—%
Mortgage servicing rights	2,319	Discounted cash flow	Prepayment speeds and discount rates (1)	8.1% - 24.3%	11.3%

	December 31, 2020
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Mortgage servicing rights	1,338	Discounted cash flow	Prepayment speeds and discount rates (1)	9.7% - 26.2%	16.7%

(1) Value of SBA servicing rights based on a discount rate of 10.25%.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at June 30, 2021 and December 31, 2020:

	June 30, 2021
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$387,231	$387,231	$387,231	$—	$—
Debt securities available for sale	1,642,413	1,642,413	35,318	1,607,095	—
Debt securities held to maturity	402,145	415,033	—	415,033	—
Equity securities	4,053	4,053	3,707	346	—
Federal Home Loan Bank stock	40,922	40,922	—	40,922	—
Loans receivable, net	5,947,904	6,206,197	—	—	6,206,197
Derivative assets	12,741	12,741	—	12,741	—

Financial liabilities:
Deposits	$7,079,276	$7,084,350	$—	$7,084,350	$—
Borrowings	749,683	755,076	—	755,076	—
Derivative liabilities	28,347	28,347	—	28,347	—

	December 31, 2020
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$422,957	$422,957	$422,957	$—	$—
Debt securities available for sale	1,316,952	1,316,952	25,549	1,291,403	—
Debt securities held to maturity	262,720	277,091	5,001	272,090	—
Equity securities	5,418	5,418	5,072	346	—
Federal Home Loan Bank stock	43,759	43,759	—	43,759	—
Loans receivable, net	6,107,094	6,394,524	—	—	6,394,524
Derivative assets	19,425	19,425	—	19,425	—

Financial liabilities:
Deposits	$6,778,624	$6,793,034	$—	$6,793,034	$—
Borrowings	799,364	808,853	—	808,853	—
Derivative liabilities	42,384	42,384	—	42,384	—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss)

    The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,
	2021			2020
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gains on debt securities available for sale:	$6,645	$(1,857)	$4,788	$8,041	$(1,689)	$6,352
Accretion of unrealized gain on debt securities reclassified as held to maturity	(17)	5	(12)	(2)	—	(2)
Reclassification adjustment for (loss) included in net income	(281)	79	(202)	—	—	—
	6,347	(1,773)	4,574	8,039	(1,689)	6,350
Derivatives:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	1,315	(367)	948	(945)	195	(750)
	1,315	(367)	948	(945)	195	(750)

Employee benefit plans:
Amortization of prior service cost included in net income	(14)	3	(11)	(14)	3	(11)
Reclassification adjustment of actuarial net (loss) included in net income	(1,511)	422	(1,089)	(1,071)	226	(845)
Change in funded status of retirement obligations	34,441	(9,623)	24,818	2,170	(456)	1,714
	32,916	(9,198)	23,718	1,085	(227)	858
Total other comprehensive income (loss)	$40,578	$(11,338)	$29,240	$8,179	$(1,721)	$6,458

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

	For the Six Months Ended June 30,
	2021			2020
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized (loss) gains on debt securities available for sale:	$(13,196)	$950	$(12,246)	$32,425	$(6,806)	$25,619
Accretion of unrealized (loss) gain on debt securities reclassified as held to maturity	(21)	23	2	5	(1)	4
Reclassification adjustment for (loss) gain included in net income	(281)	79	(202)	370	(81)	289
	(13,498)	1,052	(12,446)	32,800	(6,888)	25,912
Derivatives:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	7,147	(516)	6,631	(15,306)	3,207	(12,099)
	7,147	(516)	6,631	(15,306)	3,207	(12,099)

Employee benefit plans:
Amortization of prior service cost included in net income	(28)	8	(20)	(28)	6	(22)
Reclassification adjustment of actuarial net (loss) included in net income	(3,022)	844	(2,178)	(2,142)	450	(1,692)
Change in funded status of retirement obligations	37,491	(3,120)	34,371	4,340	(911)	3,429
	34,441	(2,268)	32,173	2,170	(455)	1,715
Total other comprehensive income (loss)	$28,090	$(1,732)	$26,358	$19,664	$(4,136)	$15,528

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,
	2021				2020
	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$14,008	$(11,173)	$(75,342)	$(72,507)	$28,875	$(19,823)	$(68,717)	$(59,665)
Current period changes in other comprehensive income (loss)	4,574	948	23,718	29,240	6,350	(750)	858	6,458
Total other comprehensive income (loss)	$18,582	$(10,225)	$(51,624)	$(43,267)	$35,225	$(20,573)	$(67,859)	$(53,207)

	For the Six Months Ended June 30,
	2021				2020
	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$31,028	$(16,856)	$(83,797)	$(69,625)	$9,313	$(8,474)	$(69,574)	$(68,735)
Current period changes in other comprehensive income (loss)	(12,446)	6,631	32,173	26,358	25,912	(12,099)	1,715	15,528
Total other comprehensive income (loss)	$18,582	$(10,225)	$(51,624)	$(43,267)	$35,225	$(20,573)	$(67,859)	$(53,207)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the three and six months ended June 30, 2021 and 2020:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Three Months Ended June 30,		Affected Line Items in the Consolidated Statements of Income
	2021	2020
	(In thousands)

Reclassification adjustment for (loss) included in net income	$(281)	$—	(Loss) gain on securities transactions
Reclassification adjustment of actuarial net (loss) included in net income	(1,511)	(1,071)	Other non-interest expense
Total before tax	(1,792)	(1,071)
Income (tax) benefit	501	226
Net of tax	$(1,291)	$(845)

	Accumulated Other Comprehensive Income (Loss) Components
	For the Six Months Ended June 30,		Affected Line Items in the Consolidated Statements of Income
	2021	2020
	(In thousands)

Reclassification adjustment for (loss) gain included in net income	$(281)	$370	(Loss) gain on securities transactions
Reclassification adjustment of actuarial net (loss) included in net income	(3,022)	(2,142)	Other non-interest expense
Total before tax	(3,303)	(1,772)
Income (tax) benefit	923	369
Net of tax	$(2,380)	$(1,403)

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

    Currency Forward Contracts. At June 30, 2021 and December 31, 2020, the Company had no currency forward contracts in place with commercial banking customers.

    Interest Rate Swaps. At both June 30, 2021 and December 31, 2020, the Company had interest rate swaps in place with 48 commercial banking customers executed by offsetting interest rate swaps with third parties, with an aggregated notional amount of $175.1 million. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

    At June 30, 2021 and December 31, 2020, the Company had 28 and 31 interest rate swaps with notional amounts of $400.0 million and $430.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

    For the three and six months ended June 30, 2021 and 2020, the Company did not record any hedge ineffectiveness associated with these contracts.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
16.    Derivatives and Hedging Activities (continued)

    The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$12,741	Other Liabilities	$28,347
Total derivative instruments		$12,741		$28,347

	December 31, 2020
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$19,425	Other Liabilities	$42,384
Total derivative instruments		$19,425		$42,384

    For the three months ended June 30, 2021 and 2020, losses of $167,000 and $24,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties. For the six months ended June 30, 2021 and 2020, (gains)/losses of $(201,000) and $450,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties.

    At both June 30, 2021 and December 31, 2020, accrued interest was $1.0 million.

    The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

    At June 30, 2021, the termination value of derivatives in a net liability position, which includes accrued interest, was $14.6 million. The Company has collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $27.9 million against its obligations under these agreements.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
17.     Revenue Recognition (continued)

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$858	$620	$1,696	$1,919
Title insurance fees	1,503	996	3,123	2,227
Other non-interest income	1,956	1,527	3,697	2,944
Total in-scope non-interest income	4,317	3,143	8,516	7,090
Total out-of-scope non-interest income	10,074	3,865	14,470	6,309
Total non-interest income	$14,391	$7,008	$22,986	$13,399

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

18.    Subsequent Events

    The Company has evaluated events subsequent to June 30, 2021 and through the financial statement issuance date of August 9, 2021. The Company has not identified any material subsequent events that would require adjustment or disclosure in the consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

    Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risk factors and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, as well as its impact on fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, the Company's ability to successfully implement its business strategy, including the consummation of its pending acquisition of Freehold Bank, acquisitions and the integration of acquired businesses, credit risk management, the effect of the COVID-19 pandemic (including its impact on our borrowers and their ability to repay their loans, and on the local and national economies), asset-liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

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

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total assets increased $268.9 million, or 3.1%, to $9.1 billion at June 30, 2021 from $8.8 billion at December 31, 2020. The increase in total assets was primarily attributable to increases in debt securities available for sale of $325.5 million, debt securities held to maturity of $139.4 million, and other assets of $7.2 million, partially offset by decreases of $35.7 million in cash and cash equivalents, and $159.2 million in loans receivable, net.

Cash and cash equivalents decreased $35.7 million, or 8.4%, to $387.2 million at June 30, 2021 from $423.0 million at December 31, 2020. The decrease was primarily attributable to $576.6 million in purchases of debt securities available for sale and held to maturity, $58.5 million in repurchases of common stock under our stock repurchase program, and $56.5 million in prepayments of borrowings, partially offset by an increase in repayments on loans, repayments on mortgage-backed securities, and growth in deposits.

Debt securities available for sale increased $325.5 million, or 24.7%, to $1.6 billion at June 30, 2021 from $1.3 billion at December 31, 2020. The increase was attributable to purchases of $416.1 million of securities primarily consisting of U.S. government and agency obligations, mortgage-backed securities and municipal securities, and $99.6 million in purchases of guarantor swaps with Freddie Mac, partially offset by maturities, calls and sales of $9.9 million in U.S. government and agency obligations, corporate debt and municipal securities, and repayments of $164.4 million. The gross unrealized gain (loss) on debt securities available for sale decreased by $13.5 million during the six months ended June 30, 2021.

Debt securities held to maturity increased $139.4 million, or 53.1%, to $402.1 million at June 30, 2021 from $262.7 million at December 31, 2020. The increase was primarily attributable to purchases of $160.5 million of securities primarily consisting of U.S. agency obligations and mortgage-backed securities, partially offset by the call of a $5.0 million U.S. agency obligation and repayments of $15.5 million.

Loans receivable, net, decreased $159.2 million, or 2.6%, to $5.9 billion at June 30, 2021 from $6.1 billion at December 31, 2020. Multi-family and commercial real estate loans increased $297.1 million, partially offset by decreases in commercial business loans, one-to-four family real estate loans, construction loans, and home equity loans and advances of $281.2 million, $72.4 million, $67.6 million and $43.1 million, respectively. The increase in multi-family and commercial real estate loans included the purchase of $71.6 million of loan participations in June 2021. The decrease in commercial business loans was mainly due to the sale of $237.0 million in loans granted and $255.7 in forgiven PPP loans as part of the Small Business Administration PPP. The allowance for loan loss balance decreased $4.8 million to $69.9 million at June 30, 2021 from $74.7 million at December 31, 2020, which was primarily attributable to a decrease in loan loss rates, and a decrease in the balance of delinquent and non-accrual loans, as well as the consideration of improving economic conditions. The current allowance for loan losses was calculated utilizing the existing incurred loss methodology. The Company elected to defer the adoption of the Current Expected Credit Loss ("CECL") methodology as was

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
originally permitted by the CARES Act and the Consolidated Appropriations Act, 2021, which, when enacted, extended certain provisions of the CARES Act. The Company expects to adopt CECL on January 1, 2022.
Other assets increased $7.2 million, or 3.4%, to $217.0 million at June 30, 2021 from $209.9 million at December 31, 2020. The increase in other assets consisted of an increase of $36.2 million in the Company's pension plan balance based on a revaluation of the plan, partially offset by a decrease of $13.3 million in the collateral balance related to our swap agreement obligations, a decrease of $6.8 million in interest rate swap assets, a decrease of $6.3 million in federal and state income tax receivables, and a decrease of $2.5 million in deferred taxes.
Total liabilities increased $247.1 million, or 3.2%, to $8.0 billion at June 30, 2021 from $7.8 billion at December 31, 2020. The increase was primarily attributable to an increase in total deposits of $300.7 million, or 4.4%, partially offset by a decrease in borrowings of $49.7 million, or 6.2%, and a decrease in accrued expenses and other liabilities of $7.4 million, or 4.2%. The increase in total deposits consisted of increases in non-interest-bearing and interest-bearing demand deposits of $158.6 million and $166.7 million, respectively, and money market accounts and savings and club deposits of $57.4 million and $61.2 million, respectively, partially offset by a decrease in certificates of deposit accounts of $143.2 million. The decrease in borrowings was primarily driven by the prepayment of $56.5 million of FHLB borrowings. The decrease in accrued expenses and other liabilities consisted of a $14.0 million decrease in interest rate swap liabilities, partially offset by a $7.6 million increase in balance of outstanding checks.
Total stockholders’ equity increased $21.8 million, or 2.2%, with a balance of $1.0 billion at both June 30, 2021 and December 31, 2020. The increase was primarily attributable to net income of $47.7 million, and a change in the pension obligation of $32.2 million due a revaluation of the plan, partially offset by the repurchase of 3,470,040 shares of common stock totaling $58.5 million under our stock repurchase program.

Comparison of Results of Operations for the Three months Ended June 30, 2021 and June 30, 2020

Net income of $26.7 million was recorded for the quarter ended June 30, 2021, an increase of $11.6 million, or 76.8%, compared to net income of $15.1 million for the quarter ended June 30, 2020. The increase in net income was primarily attributable to a $2.2 million increase in net interest income, a $7.5 million decrease in provision for loan losses, and a $7.4 million increase in non-interest income, partially offset by a $5.3 million increase in income tax expense.

Net interest income was $58.1 million for the quarter ended June 30, 2021, an increase of $2.2 million, or 4.0%, from $55.9 million for the quarter ended June 30, 2020. The increase in net interest income was primarily attributable to a $9.9 million decrease in interest expense, partially offset by a $7.7 million decrease in interest income. The decrease in interest expense on deposits was driven by both an inflow of lower cost deposits and the repricing of existing deposits at a significantly reduced rate as a result of a lower interest rate environment. The decrease in interest expense on borrowings was the result of decreases in both the average balance and average cost of borrowings. The decrease in interest income for the quarter ended June 30, 2021 was largely due to decreases in the average yields on interest-earning assets. Prepayment penalties, which are included in interest income on loans, totaled $1.1 million for the quarter ended June 30, 2021, compared to $964,000 for the quarter ended June 30, 2020.

The average yield on loans for the quarter ended June 30, 2021 decreased 24 basis points to 3.72%, as compared to 3.96% for the quarter ended June 30, 2020, while the average yield on securities for the quarter ended June 30, 2021 decreased 63 basis points to 1.93%, as compared to 2.56% for the quarter ended June 30, 2020. The average yield on other interest-earning assets for the quarter ended June 30, 2021 decreased 171 basis points to 1.24%, as compared to 2.95% for the quarter ended June 30, 2020, as there were substantially higher cash balances in low yielding bank accounts for the quarter ended June 30, 2021. Decreases in the average yields on these portfolios for the quarter ended June 30, 2021 were influenced by the lower interest rate environment as the Federal Reserve reduced interest rates by 150 basis points in March 2020 in response to the COVID-19 pandemic.

Total interest expense was $9.8 million for the quarter ended June 30, 2021, a decrease of $9.9 million, or 50.3%, from $19.7 million for the quarter ended June 30, 2020. The decrease in interest expense was primarily attributable to a 58 basis point decrease in the average cost of interest-bearing deposits which was partially offset by the impact of the increase in the average balance of deposits. The decrease in the cost of deposits was driven by both an inflow of lower cost deposits and the repricing of existing deposits at lower interest rates. Interest on borrowings decreased $2.9 million due to a decrease in the average balances of FHLB advances and subordinated notes, coupled with a 59 basis point decrease in the cost of total borrowings.
The Company's net interest margin for the quarter ended June 30, 2021 increased 4 basis points to 2.77%, when compared to 2.73% for the quarter ended June 30, 2020. The weighted average yield on interest-earning assets decreased 45 basis points to 3.24% for the quarter ended June 30, 2021 as compared to 3.69% for the quarter ended June 30, 2020. Excluding the impact of PPP loan

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
deferred fee acceleration for the quarter ended June 30, 2021, the net interest margin would have been 2.66%. The average cost of interest-bearing liabilities decreased 63 basis points to 0.62% for the quarter ended June 30, 2021 as compared to 1.25% for the quarter ended June 30, 2020. The decrease in yields and costs for the quarter ended June 30, 2021 were largely driven by a continued lower interest rate environment. The net interest margin increased for the quarter ended June 30, 2021 as the cost of interest-bearing liabilities continued to reprice lower more rapidly than the yields on interest-earning assets.
The reversal of provision for loan loss recorded for the quarter ended June 30, 2021 was $1.8 million, a decrease of $7.5 million, from $5.7 million of provision for loan loss expense recorded for the quarter ended June 30, 2020. The comparatively lower level of provision for the 2021 period was primarily attributable to a decrease in the average balance of loans, a decrease in loan loss rates, a decrease in the balances of delinquent and non-accrual loans, and the consideration of the improving economic environment.
Non-interest income was $14.4 million for the quarter ended June 30, 2021, an increase of $7.4 million, or 105.4%, from $7.0 million for the quarter ended June 30, 2020. The increase was primarily attributable to an increase in income from a $7.7 million gain on the sale of $237.0 million of commercial business loans granted as part of the Small Business Administration PPP, and an increase in title insurance fees of $507,000, partially offset by the decrease in the fair value of equity securities of $1.4 million.
Non-interest expense was $37.6 million for the quarter ended June 30, 2021, an increase of $167,000, or 0.4%, from $37.4 million for the quarter ended June 30, 2020. The increase was primarily attributable to an increase in data processing and software expenses of $248,000, professional fees of $568,000, and other non-interest expenses of $1.1 million, partially offset by a decrease in compensation and employee benefits expense of $1.6 million, and a decrease in merger-related expenses of $357,000. Professional fees included an increase in consulting expenses related to information technology improvements, and the increase in other non-interest expense included $561,000 of branch closure costs.
Income tax expense was $9.9 million for the quarter ended June 30, 2021, an increase of $5.3 million, as compared to $4.6 million for the quarter ended June 30, 2020, mainly due to an increase in pre-tax income, and to a lesser extent, an increase in the Company's effective state income tax rate. The Company's effective tax rate was 27.1% and 23.4% for the quarters ended June 30, 2021 and 2020, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2021 and June 30, 2020

Net income of $47.7 million was recorded for the six months ended June 30, 2021, an increase of $25.9 million, or 118.3%, compared to net income of $21.9 million for the six months ended June 30, 2020. The increase in net income was primarily attributable to an $8.2 million increase in net interest income, an $18.3 million decrease in provision for loan losses, and a $9.6 million increase in non-interest income, partially offset by a $10.9 million increase in income tax expense.

Net interest income was $114.8 million for the six months ended June 30, 2021, an increase of $8.2 million, or 7.7%, from $106.6 million for the six months ended June 30, 2020. The increase in net interest income was primarily attributable to a $23.0 million decrease in interest expense, partially offset by a $14.8 million decrease in interest income. The decrease in interest expense on deposits was driven by both an inflow of lower cost deposits and the repricing of existing deposits at a significantly reduced rate as a result of a lower interest rate environment. The decrease in interest expense on borrowings was the result of decreases in both the average balance and average cost of borrowings. During the six months ended June 30, 2021, $56.5 million of Federal Home Loan Bank of New York ("FHLB") borrowings were prepaid, resulting in a $742,000 loss on early extinguishment of debt included in non-interest expense. The Company has significantly reduced the cost of borrowings over the period by prepaying high rate borrowings. The decrease in interest income for the six months ended June 30, 2021 was largely due to decreases in the average yields on interest-earning assets. Prepayment penalties, which are included in interest income on loans, totaled $2.0 million for the six months ended June 30, 2021, compared to $1.6 million for the six months ended June 30, 2020.

The average yield on loans for the six months ended June 30, 2021 decreased 26 basis points to 3.79%, as compared to 4.05% for the six months ended June 30, 2020, while the average yield on securities for the six months ended June 30, 2021 decreased 66 basis points to 1.98%, as compared to 2.64% for the six months ended June 30, 2020. The average yield on other interest-earning assets for the six months ended June 30, 2021 decreased 299 basis points to 0.82%, as compared to 3.81% for the six months ended June 30, 2020, as there were substantially higher cash balances in low yielding bank accounts for the six months ended June 30, 2021. Decreases in the average yields on these portfolios for the six months ended June 30, 2021 were influenced by the lower interest rate environment as the Federal Reserve reduced interest rates in early 2020 in response to the COVID-19 pandemic.

Total interest expense was $20.7 million for the six months ended June 30, 2021, a decrease of $23.0 million, or 52.6%, from $43.7 million for the six months ended June 30, 2020. The decrease in interest expense was primarily attributable to a 68 basis point

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
decrease in the average cost of interest-bearing deposits which was partially offset by the impact of the increase in the average balance of deposits. The decrease in the cost of deposits was driven by both an inflow of lower cost deposits and the repricing of existing deposits at lower interest rates. Interest on borrowings decreased $8.0 million due to a decrease in the average balances of FHLB advances and subordinated notes, coupled with a 80 basis point decrease in the cost of total borrowings. During the six months ended June 30, 2021, we prepaid $53.5 million of FHLB borrowings with an average rate of 2.64% and original contractual maturities through March 2022, and a $3.0 million FHLB borrowing acquired in our acquisition of Roselle Bank with a rate of 2.74% and an original contractual maturity of March 2024. The prepayments were funded by excess cash liquidity. The transactions were accounted for as early debt extinguishments resulting in a loss of $742,000.
The Company's net interest margin for the six months ended June 30, 2021 increased 10 basis points to 2.79%, when compared to 2.69% for the six months ended June 30, 2020. The weighted average yield on interest-earning assets decreased 51 basis points to 3.29% for the six months ended June 30, 2021 as compared to 3.80% for the six months ended June 30, 2020. Excluding the impact of PPP loan deferred fee acceleration for the six months ended June 30, 2021, the net interest margin would have been 2.64%. The average cost of interest-bearing liabilities decreased 74 basis points to 0.67% for the six months ended June 30, 2021 as compared to 1.41% for the six months ended June 30, 2020. The decreases in yields and costs for the six months ended June 30, 2021 were largely driven by a continued lower interest rate environment. The net interest margin increased for the six months ended June 30, 2021 as the cost of interest-bearing liabilities continued to reprice lower more rapidly than the yields on interest-earning assets.
The reversal of provision for loan loss recorded for the six months ended June 30, 2021 was $3.0 million, a decrease of $18.3 million, from $15.3 million of provision for loan loss expense recorded for the six months ended June 30, 2020. The comparatively lower level of provision for the 2021 period was primarily attributable to a decrease in the average balance of loans, a decrease in loan loss rates, a decrease in the balances of delinquent and non-accrual loans, and the consideration of the improving economic environment.
Non-interest income was $23.0 million for the six months ended June 30, 2021, an increase of $9.6 million, or 71.6%, from $13.4 million for the six months ended June 30, 2020. The increase was primarily attributable to an increase in income from the gain on the sale of loans of $9.1 million and an increase in other non-interest income of $1.7 million, partially offset by the decrease in the fair value of equity securities of $1.4 million. The increase in the gain on sale of loans was primarily attributable to a gain of $7.7 million resulting from the sale of $237.0 million of commercial business loans granted as part of the Small Business Administration PPP. Other non-interest income included increases of $755,000 from debit card transactions and $651,000 from swap transactions.

Non-interest expense was $75.3 million for the six months ended June 30, 2021, a decrease of $638,000, or 0.8%, from $76.0 million for the six months ended June 30, 2020. The decrease was primarily attributable to a decrease in compensation and employee benefits expense of $2.7 million, and a decrease in merger-related expenses of $1.4 million, partially offset by an increase in professional fees of $992,000, an increase in data processing and software expenses of $789,000, and the loss on the extinguishment of debt of $742,000. The decrease in compensation and employee benefits was primarily attributable to an increase in amounts deferred as direct loan origination costs as a result of an increase in originations. Merger-related expenses recorded in the 2020 period related to the acquisitions of Stewardship Financial Corporation and Roselle Bank. Professional fees included an increase in consulting expenses related to information technology, and the increase in data processing and software expenses was attributable to the purchase and implementation of several digital banking and other Fintech solutions, as well as the amortization of software costs related to a digital small business lending solution. As noted above, during the six months ended June 30, 2021, the Company utilized excess liquidity to prepay long-term borrowings which resulted in a $742,000 loss on the early extinguishment of debt.
Income tax expense was $17.8 million for the six months ended June 30, 2021, an increase of $10.9 million, as compared to $6.9 million for the six months ended June 30, 2020, mainly due to an increase in pre-tax income, and to a lesser extent, an increase in the Company's effective state income tax rate. The Company's effective tax rate was 27.2% and 23.9% for the six months ended June 30, 2021 and 2020, respectively.
Asset Quality

The Company's non-performing loans at June 30, 2021 totaled $4.3 million, or 0.07% of total gross loans, as compared to $8.2 million, or 0.13% of total gross loans, at December 31, 2020. The $3.8 million decrease in non-performing loans was primarily attributable to decreases of $1.8 million in non-performing one-to-four family real estate loans, $2.6 million in non-performing commercial business loans, and $43,000 in non-performing home equity loans and advances, partially offset by an increase of $560,000 in non-performing multifamily and commercial real estate loans. The decrease in non-performing one-to-four family real estate loans was due to a decrease in the number of loans from 13 non-performing loans at December 31, 2020 to six non-performing loans at June 30, 2021. The decrease in non-performing commercial business loans was mainly due to charge-offs totaling $1.7 million. The decrease in non-performing home equity loans and advances was due to a decrease in the number of loans from 12 non-

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
performing loans at December 31, 2020 to eight non-performing loans at June 30, 2021. Non-performing assets as a percentage of total assets totaled 0.05% at June 30, 2021 as compared to 0.09% at December 31, 2020.

For the quarter ended June 30, 2021, net charge-offs totaled $244,000 as compared to $2.9 million for the quarter ended June 30, 2020. For the six months ended June 30, 2021, net charge-offs totaled $1.7 million as compared to $3.0 million for the six months ended June 30, 2020.
The Company's allowance for loan losses was $69.9 million, or 1.17% of total loans, at June 30, 2021, compared to $74.7 million, or 1.21% of total loans, at December 31, 2020. The decrease in the allowance for loan losses was primarily attributable to a decrease in loan loss rates, and a decrease in the balance of delinquent and non-accrual loans, as well as the consideration of improving economic conditions.
COVID-19
Through June 30, 2021, the Company granted commercial loan modification requests with respect to multifamily, commercial, and construction real estate loans with current balances of $705.8 million and consumer-related loan modification requests with respect to one-to-four family real estate loans and home equity loans and advances with current balances of $142.4 million to our customers affected by the COVID-19 pandemic. These short-term loan modifications will be treated in accordance with Section 4013 of the CARES Act and will not be treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears. The Consolidated Appropriations Act, 2021, which was enacted in late December 2020, extended certain provisions of the CARES Act, including provisions permitting loan deferral extension requests to not be treated as troubled debt restructurings. Furthermore, these loans will continue to accrue interest and will not be tested for impairment during the short-term modification period. Commercial loan modification requests include various industries and property types. The following table is a summary of loan modifications that have not begun to remit full payment:

	Balance at December 31, 2020	Percent of Total Loans at December 31, 2020	Balance at June 30, 2021	Percent of Total Loans at June 30, 2021	Balance at July 22, 2021	Percent of Total Loans at July 22, 2021
	(Dollars in thousands)
Real estate loans:
One-to-four family	$6,770	0.35%	$2,459	0.13%	$2,105	0.11%
Multifamily and commercial	71,348	2.53	55,617	1.79	27,173	0.88
Construction	3,312	1.01	3,337	1.28	2,537	0.98
Commercial business loans	3,397	0.45	2,301	0.49	1,457	0.31
Home equity loans and advances	314	0.10	57	0.02	57	0.02
Total loans	$85,141	1.38%	$63,771	1.06%	$33,329	0.56%
At June 30, 2021, $37.9 million of the commercial loans in the above table are remitting partial payments and $61.3 million were granted an additional deferral period.
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
▪Valuation of retirement and post-retirement benefits

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    The calculation of the allowance for loan losses is a critical accounting policy of the Company. The allowance for loan losses is a valuation account that reflects management’s evaluation of the probable losses in the loan portfolio. Determining the amount of the allowance for loan losses involves a high degree of judgment. Estimates required to establish the allowance include: the overall economic environment, value of collateral, strength of guarantors, loss exposure in the event of default, the amount and timing of future cash flows on impaired loans, and determination of loss factors applied to the portfolio segments. These estimates are susceptible to significant change. Management regularly reviews loss experience within the portfolio and monitors current economic conditions and other factors related to the collectability of the loan portfolio. As previously mentioned, the Company elected to defer the adoption of the CECL methodology as permitted by the CARES Act. The Company expects to adopt CECL on January 1, 2022.

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

    The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and projections of future taxable income. These estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets and that it is more likely than not that the benefits from certain state temporary differences will not be realized. At June 30, 2021 and December 31, 2020, the Company's net deferred tax assets totaled $4.7 million and $7.2 million, respectively, which included a valuation allowance totaling $3.7 million and $3.4 million, respectively. Based upon projections of future taxable income and the ability to carryforward operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

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

    The table below sets forth, as of June 30, 2021, Columbia Bank's net portfolio value, the estimated changes in our net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and its subsidiaries only and does not include any assets of the Company.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
			(Dollars in Thousands)
+300	$218,082	$3,488	1.63%	$978,449	11.85%	(14.60)%
+200	217,317	2,723	1.27	1,043,380	12.25	(8.93)
+100	216,123	1,529	0.71	1,098,811	12.50	(4.09)
Base	214,594	—	—	1,145,659	12.61	—
-100	201,434	(13,160)	(6.13)	1,073,620	11.49	(6.29)

    As of June 30, 2021, based on the scenarios above, net interest income would increase by approximately 1.27% if rates were to rise 200 basis points, and would decrease by 6.13% if rates were to decrease 100 basis points over a one-year time horizon.

    Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of June 30, 2021, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 8.93%. If rates were to decrease 100 basis points, the model forecasts a 6.29% decrease in the NPV.

    Overall, our June 30, 2021 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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
Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of June 30, 2021 and December 31, 2020, each of the Company and the Bank exceeded all capital adequacy requirements to which it is subject.

    The following table presents the Company's and the Bank's actual capital amounts and ratios at June 30, 2021 and December 31, 2020 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At June 30, 2021:
Total capital (to risk-weighted assets)	$1,070,270	17.87%	$479,253	8.00%	$629,019	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	999,821	16.69	359,440	6.00	509,206	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	992,604	16.57	269,580	4.50	419,346	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	999,821	11.25	355,349	4.00	355,349	4.00	N/A	N/A

At December 31, 2020:
Total capital (to risk-weighted assets)	$1,070,361	18.54%	$461,766	8.00%	$606,068	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	988,172	17.29	346,325	6.00	490,627	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	980,995	17.17	259,744	4.50	404,046	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	988,172	11.38	350,923	4.00	350,923	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank	(In thousands, except ratio data)
At June 30, 2021:
Total capital (to risk-weighted assets)	$981,541	16.41%	$478,609	8.00%	$628,175	10.50%	$598,262	10.00%
Tier 1 capital (to risk-weighted assets)	911,092	15.23	358,957	6.00	508,522	8.50	478,609	8.00
Common equity tier 1 capital (to risk-weighted assets)	911,092	15.23	269,218	4.50	418,783	7.00	388,870	6.50
Tier 1 capital (to adjusted total assets)	911,092	10.23	356,078	4.00	356,078	4.00	445,098	5.00

At December 31, 2020:
Total capital (to risk-weighted assets)	$924,959	16.05%	$460,944	8.00%	$604,989	10.50%	$576,180	10.00%
Tier 1 capital (to risk-weighted assets)	852,897	14.80	345,708	6.00	489,753	8.50	460,944	8.00
Common equity tier 1 capital (to risk-weighted assets)	852,897	14.80	259,281	4.50	403,326	7.00	374,517	6.50
Tier 1 capital (to adjusted total assets)	852,897	9.72	350,815	4.00	350,815	4.00	438,519	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2021. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

    During the quarter ended June 30, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

    The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

    For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission. As of June 30, 2021, the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    The following table reports information regarding repurchases of the Company's common stock during the quarter ended June 30, 2021:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2021	326,929	$17.90	326,801	3,543,718
May 1 - 31, 2021	400,100	17.68	400,100	3,143,618
June 1 - 30, 2021	744,600	17.17	744,600	2,399,018
Total	1,471,629	$17.47	1,471,501

(1) On February 1, 2021, the Company announced that its Board of Directors authorized a new stock repurchase program to acquire up to 5,000,000 shares of the Company's then issued and outstanding common stock, commencing upon the completion of the repurchase of the remaining shares under the Company's existing stock repurchase program that was approved in September 2020. On February 5, 2021, the Company completed the repurchases under the previous stock repurchase program.

(2) During the three months ended June 30, 2021, 128 shares were repurchased pursuant to forfeitures related to the 2019 Equity Incentive Plan and not as part of a share repurchase program.

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

101.0
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2021, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

Columbia Financial, Inc.

Date:	August 9, 2021	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2021	/s/Dennis E. Gibney
Dennis E. Gibney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)