Form 10-Q
period 2021-09-30
Columbia Financial, Inc.
filed 2021-11-09
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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
☐ Yes ☒ No

As of November 4, 2021, there were 106,281,020 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets	(Unaudited)

Cash and due from banks	$298,359	$422,787
Short-term investments	129	170
Total cash and cash equivalents	298,488	422,957

Debt securities available for sale, at fair value	1,764,866	1,316,952
Debt securities held to maturity, at amortized cost (fair value of $417,268 and $277,091 at September 30, 2021 and December 31, 2020, respectively)	408,088	262,720
Equity securities, at fair value	2,785	5,418
Federal Home Loan Bank stock	40,891	43,759
Loans held-for-sale, at fair value	—	4,146

Loans receivable	6,084,294	6,181,770
Less: allowance for loan losses	70,326	74,676
Loans receivable, net	6,013,968	6,107,094

Accrued interest receivable	27,857	29,456
Office properties and equipment, net	74,426	75,974
Bank-owned life insurance ("BOLI")	237,294	232,824
Goodwill and intangible assets	85,864	87,384
Other assets	245,593	209,852
Total assets	$9,200,120	$8,798,536

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$7,222,358	$6,778,624
Borrowings	749,631	799,364
Advance payments by borrowers for taxes and insurance	36,039	32,570
Accrued expenses and other liabilities	161,216	176,691
Total liabilities	8,169,244	7,787,249

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 122,039,731 shares issued and 106,297,899 shares outstanding at September 30, 2021 and 122,037,793 shares issued and 110,939,753 shares outstanding at December 31, 2020	1,220	1,220
Additional paid-in capital	617,548	609,531
Retained earnings	741,799	673,084
Accumulated other comprehensive loss	(48,855)	(69,625)
Treasury stock, at cost; 15,741,832 shares at September 30, 2021 and 11,098,040 shares at December 31, 2020	(242,447)	(163,015)
Common stock held by the Employee Stock Ownership Plan	(37,597)	(39,293)
Stock held by Rabbi Trust	(2,299)	(1,875)
Deferred compensation obligations	1,507	1,260
Total stockholders' equity	1,030,876	1,011,287
Total liabilities and stockholders' equity	$9,200,120	$8,798,536

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:	(Unaudited)
Loans receivable	$55,451	$63,258	$171,902	$192,511
Debt securities available for sale and equity securities	7,622	7,034	21,521	21,654
Debt securities held to maturity	2,353	1,749	6,256	5,807
Federal funds and interest earning deposits	167	71	310	287
Federal Home Loan Bank stock dividends	460	821	1,582	2,951
Total interest income	66,053	72,933	201,571	223,210
Interest expense:
Deposits	6,673	12,826	23,403	44,569
Borrowings	2,028	3,783	5,996	15,744
Total interest expense	8,701	16,609	29,399	60,313

Net interest income	57,352	56,324	172,172	162,897

Provision for (reversal of) loan losses	480	2,516	(2,561)	17,820

Net interest income after provision for (reversal of) loan losses	56,872	53,808	174,733	145,077

Non-interest income:
Demand deposit account fees	986	787	2,682	2,706
Bank-owned life insurance	1,504	1,531	4,475	4,467
Title insurance fees	1,431	1,218	4,554	3,445
Loan fees and service charges	844	565	2,209	1,826
Gain on securities transactions	2,296	—	2,015	370
Change in fair value of equity securities	(443)	(4)	(1,809)	55
Gain on sale of loans	140	1,873	10,814	3,422
Other non-interest income	2,116	1,939	6,920	5,017
Total non-interest income	8,874	7,909	31,860	21,308

Non-interest expense:
Compensation and employee benefits	24,512	26,666	71,506	76,349
Occupancy	4,846	4,823	14,912	14,319
Federal deposit insurance premiums	604	614	1,751	1,350
Advertising	662	484	1,860	2,075
Professional fees	1,766	1,680	5,207	4,129
Data processing and software expenses	2,798	2,825	8,181	7,419
Merger-related expenses	55	424	130	1,931
Loss on extinguishment of debt	—	—	742	—
Other non-interest expense	1,809	3,862	8,076	9,757
Total non-interest expense	37,052	41,378	112,365	117,329

Income before income tax expense	28,694	20,339	94,228	49,056

Income tax expense	7,712	5,252	25,513	12,107

Net income	$20,982	$15,087	$68,715	$36,949

Earnings per share - basic and diluted	$0.20	$0.14	$0.66	$0.34
Weighted average shares outstanding -basic and diluted	102,977,254	110,983,871	104,486,520	110,177,736

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)

Net income	$20,982	$15,087	$68,715	$36,949

Other comprehensive gain (loss) income, net of tax:
Unrealized (loss) on debt securities available for sale	(9,943)	(2,913)	(22,189)	22,705
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(2)	(4)	—	1
Reclassification adjustment for gain included in net income	1,791	—	1,589	289
	(8,154)	(2,917)	(20,600)	22,995

Derivatives, net of tax:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	1,467	1,785	8,098	(10,314)
	1,467	1,785	8,098	(10,314)

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(10)	(11)	(31)	(32)
Reclassification adjustment of actuarial net (loss) included in net income	(1,089)	(846)	(3,267)	(2,539)
Change in funded status of retirement obligations	2,198	(32,733)	36,570	(29,304)
	1,099	(33,590)	33,272	(31,875)

Total other comprehensive (loss) income	(5,588)	(34,722)	20,770	(19,194)

Total comprehensive income (loss), net of tax	$15,394	$(19,635)	$89,485	$17,755

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended September 30, 2021 and 2020
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at June 30, 2020	$1,220	$605,124	$637,343	$(53,207)	$(108,327)	$(40,434)	$(1,767)	$1,036	$1,040,988
Net income	—	—	15,087	—	—	—	—	—	15,087
Other comprehensive (loss)	—	—	—	(34,722)	—	—	—	—	(34,722)
Stock based compensation	—	2,176	—	—	—	—	—	—	2,176
Purchase of treasury stock (624,932 shares)	—	—	—	—	(6,925)	—	—	—	(6,925)
Restricted stock forfeitures (15,390 shares)	—	173	—	—	(173)	—	—	—	—
Repurchase shares for taxes (11,782 shares)	—	155	—	—	(155)	—	—	—	—
Employee Stock Ownership Plan shares committed to be released	—	107	—	—	—	572	—	—	679
Funding of deferred compensation obligations	—	—	—	—	—	—	(47)	94	47
Balance at September 30, 2020	$1,220	$607,735	$652,430	$(87,929)	$(115,580)	$(39,862)	$(1,814)	$1,130	$1,017,330

Balance at June 30, 2021	$1,220	$614,381	$720,817	$(43,267)	$(221,072)	$(38,169)	$(2,205)	$1,341	$1,033,046
Net income	—	—	20,982	—	—	—	—	—	20,982
Other comprehensive income	—	—	—	(5,588)	—	—	—	—	(5,588)
Stock based compensation	—	2,203	—	—	—	—	—	—	2,203
Purchase of treasury stock (1,163,500 shares)	—	—	—	—	(20,544)	—	—	—	(20,544)
Exercise of stock options	—	(26)	—	—	—	—	—	—	(26)
Restricted stock forfeitures (29,882 shares)	—	539	—	—	(539)	—	—	—	—
Repurchase shares for taxes (16,599 shares)	—	—	—	—	(292)	—	—	—	(292)
Employee Stock Ownership Plan shares committed to be released	—	451	—	—	—	572	—	—	1,023
Funding of deferred compensation obligations	—	—	—	—	—	—	(94)	166	72
Balance at September 30, 2021	$1,220	$617,548	$741,799	$(48,855)	$(242,447)	$(37,597)	$(2,299)	$1,507	$1,030,876

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Nine Months Ended September 30, 2021 and 2020
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2019	$1,173	$531,667	$615,481	$(68,735)	$(54,950)	$(41,564)	$(1,520)	$965	$982,517
Net income	—	—	36,949	—	—	—	—	—	36,949
Other comprehensive (loss)	—	—	—	(19,194)	—	—	—	—	(19,194)
Issuance of common stock to Columbia Bank MHC	47	68,483	—	—	—	—	—	—	68,530
Stock based compensation	—	6,585	—	—	—	—	—	—	6,585
Purchase of treasury stock (4,081,132 shares)	—	—	—	—	(60,286)	—	—	—	(60,286)
Restricted stock forfeitures ( 16,511 shares)	—	173	—	—	(189)	—	—	—	(16)
Repurchase shares for taxes (11,782 shares)	—	155	—	—	(155)	—	—	—	—
Employee Stock Ownership Plan shares committed to be released	—	672	—	—	—	1,702	—	—	2,374
Funding of deferred compensation obligations	—	—	—	—	—	—	(294)	165	(129)
Balance at September 30, 2020	$1,220	$607,735	$652,430	$(87,929)	$(115,580)	$(39,862)	$(1,814)	$1,130	$1,017,330

Balance at December 31, 2020	$1,220	$609,531	$673,084	$(69,625)	$(163,015)	$(39,293)	$(1,875)	$1,260	$1,011,287
Net income	—	—	68,715	—	—	—	—	—	68,715
Other comprehensive income	—	—	—	20,770	—	—	—	—	20,770
Treasury stock allocated to restricted stock award grants	—	(733)	—	—	733	—	—	—	—
Stock based compensation	—	6,743	—	—	—	—	—	—	6,743
Purchase of treasury stock (4,633,540 shares)	—	—	—	—	(79,090)	—	—	—	(79,090)
Exercise of stock options	—	(25)	—	—	—	—	—	—	(25)
Restricted stock forfeitures (43,856 shares)	—	783	—	—	(783)	—	—	—	—
Repurchase shares for taxes (16,599 shares)	—	—	—	—	(292)	—	—	—	(292)
Employee Stock Ownership Plan shares committed to be released	—	1,249	—	—	—	1,696	—	—	2,945
Funding of deferred compensation obligations	—	—	—	—	—	—	(424)	247	(177)
Balance at September 30, 2021	$1,220	$617,548	$741,799	$(48,855)	$(242,447)	$(37,597)	$(2,299)	$1,507	$1,030,876

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(In thousands, unaudited)
Cash flows from operating activities:
Net income	$68,715	$36,949
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	16	818
Net amortization of premiums and discounts on securities	3,497	1,573
Net amortization of mortgage servicing rights	200	85
Amortization of intangible assets	774	783
Depreciation and amortization of office properties and equipment	5,019	4,947
Amortization of operating lease right-of-use assets	2,720	2,641
Loss on extinguishment of debt	742	—
(Reversal of) provision for loan losses	(2,561)	17,820
Gain on securities transactions	(2,015)	(370)
Change in fair value of equity securities	1,809	(55)
Gain on securitizations	(2,259)	(1,523)
Gain on sale of loans	(8,555)	(1,899)
Loss on disposal of office properties and equipment	61	691
Loss on write-down of mortgage servicing rights	—	75
Deferred tax expense (benefit)	10,515	(3,864)
Decrease (increase) in accrued interest receivable	1,599	(8,481)
(Increase) in other assets	(12,891)	(80,110)
(Increase) decrease in accrued expenses and other liabilities	(4,941)	33,687
Income on bank-owned life insurance	(4,475)	(4,467)
Employee stock ownership plan expense	2,945	2,374
Stock based compensation	6,743	6,585
Increase in deferred compensation obligations under Rabbi Trust	(177)	(129)
Net cash provided by operating activities	67,481	8,130
Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	27,249	20,761
Proceeds from sales of equity securities	1,260	—
Proceeds from paydowns/maturities/calls of debt securities available for sale	257,347	162,161
Proceeds from paydowns/maturities/calls of debt securities held to maturity	29,616	30,988
Purchases of debt securities available for sale	(659,015)	(201,504)
Purchases of debt securities held to maturity	(175,491)	(5,000)
Purchases of equity securities	(91)	—
Proceeds from sales of loans held-for-sale	293,005	111,764
Proceeds from sales of loans receivable	—	28,923
Purchases of loans receivable	(74,232)	—
Net increase in loans receivable	(208,260)	(294,040)
Proceeds from bank-owned life insurance death benefits	5	—
Proceeds from redemptions of Federal Home Loan Bank stock	7,661	40,717
Purchases of Federal Home Loan Bank stock	(4,793)	(22,544)
Proceeds from sales of office properties and equipment	685	—
Additions to office properties and equipment	(4,217)	(3,750)
Net cash acquired in acquisition	—	155,248
Net cash (used in) provided by investing activities	$(509,271)	$23,724

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
	2021	2020
	( In thousands, unaudited)

Cash flows from financing activities:
Net increase in deposits	$443,734	$650,572
Proceeds from long-term borrowings	37,120	90,000
Payments on long-term borrowings	(54,168)	(181,345)
Net decrease in short-term borrowings	(33,427)	(321,595)
Payment of subordinated debt	—	(16,600)
Increase in advance payments by borrowers for taxes and insurance	3,469	(2,235)
Exercise of stock options	(25)	—
Purchase of treasury stock	(79,090)	(60,286)
Repurchase of shares for taxes	(292)	—
Restricted stock forfeitures	—	(16)
Net cash provided by financing activities	$317,321	$158,495

Net (decrease) increase in cash and cash equivalents	$(124,469)	$190,349

Cash and cash equivalents at beginning of year	422,957	75,547
Cash and cash equivalents at end of period	$298,488	$265,896

Cash paid during the period for:
Interest on deposits and borrowings	$29,544	$60,772
Income tax payments, net of refunds	$13,203	$12,249

Non-cash investing and financing activities:
Transfer of loans receivable to loans held-for-sale	$280,304	$114,171
Securitization of loans	99,603	48,526
Initial recognition of operating lease right-of-use assets	—	22,218
Initial recognition of operating lease liabilities	—	23,290
Acquisition:
Non-cash assets acquired:
Debt securities available for sale	$—	$51,479
Debt securities held to maturity	—	13,418
Equity securities	—	1,796
Federal Home Loan Bank stock	—	2,010
Loans receivable	—	171,593
Accrued interest receivable	—	679
Office properties and equipment, net	—	5,774
Bank-owned life insurance	—	17,245
Other assets	—	2,823
Total non-cash assets acquired	$—	$266,817
Liabilities assumed:
Deposits	$—	$333,234
Borrowings	—	37,728
Advance payments by borrowers for taxes and insurance	—	982
Accrued expenses and other liabilities	—	5,400
Total liabilities assumed	$—	$377,344
Net non-cash liabilities assumed	$—	$(110,527)
Net cash and cash equivalents acquired in acquisition	$—	$155,248

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

    The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

2.    Acquisitions
Stewardship Financial Corporation
    On November 1, 2019, the Company completed its acquisition of Stewardship Financial Corporation ("Stewardship"), pursuant to the Agreement and Plan of Merger, dated as of June 6, 2019 (the "Merger Agreement"), by and among Columbia Financial, Broadway Acquisition Corp. (a wholly owned subsidiary of Columbia Financial) and Stewardship. Under the terms of the merger agreement, each outstanding share of Stewardship common stock was converted into the right to received $15.75 in cash at the effective time of the merger. The aggregate merger consideration paid was $136.3 million. The deposits initially acquired from Stewardship were held across a network of 12 branches located in New Jersey throughout Bergen, Morris, and Passaic Counties. During the nine months ended September 30, 2020, four of these branches were closed, and the Bank recorded a loss of $770,000 related to these branch closures. During the nine months ended September 30, 2021, the Bank recorded additional losses of $301,000 related to these branches. A credit of $14,000 related to one of these branches was recorded for the three months ended September 30, 2021.

    Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the Stewardship acquisition totaled $248,000 and $1.3 million during the three and nine months ended September 30, 2020, respectively. There were no merger expenses recorded for the three and nine months ended September 30, 2021.

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
Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the Roselle acquisition totaled $175,000 and $618,000 during the three and nine months ended September 30, 2020. There were no merger expenses recorded for the three and nine months ended September 30, 2021.
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
2.    Acquisitions (continued)
Roselle Bank (continued)
    The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of April 1, 2020, and resulted in the recognition of goodwill of $23.8 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market condition, and other future events that are highly subjective in nature and subject to change. During the fourth quarter of 2020, the Company completed all tax returns related to the operation of the acquired entity and its impact on the Company's income taxes, which resulted in a $5.1 million adjustment to deferred income taxes, net, and a decrease in goodwill. During the quarter ended March 31, 2021, the Company recorded a final adjustment of $1.1 million to deferred income taxes, net, and a decrease in goodwill. At September 30, 2021, goodwill related to the Roselle acquisition totaled $17.6 million.

Freehold Bank

As previously disclosed, on June 17, 2021, the MHC, Columbia Financial, Inc. and the Bank (collectively, “Columbia”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Freehold MHC, Freehold Bancorp and Freehold Bank (collectively, “Freehold”), pursuant to which Columbia will acquire Freehold, with Freehold MHC and Freehold Bancorp merging into the MHC and Columbia Financial, respectively. At the effective time of these mergers, Freehold Bank will convert to a federal savings bank and operate as a wholly-owned subsidiary of Columbia Financial. As a subsidiary of Columbia Financial, current depositors of Freehold Bank will become members of, and will have the same rights and privileges in the MHC, the mutual holding company parent of Columbia Bank, as if their accounts had been established in Columbia Bank on the date established at Freehold. As part of the transaction, Columbia Financial will issue additional shares of its common stock to the MHC in an amount equal to the fair value of Freehold as determined by an independent appraiser. These shares are expected to be issued immediately prior to completion of the mergers. The Merger Agreement has been unanimously approved by the Boards of Directors of each of Columbia Financial, the MHC and the Bank and the Boards of Directors of each of Freehold MHC, Freehold Bancorp and Freehold Bank. Subject to the receipt of all required regulatory and other approvals, and the satisfaction or waiver of other customary closing conditions, the parties anticipate that the transactions contemplated by the Merger Agreement is anticipated to close in the fourth quarter of 2021.
Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the pending Freehold acquisition totaled $55,000 and $130,000 during the three and nine months ended September 30, 2021. There were no merger expenses recorded for the three and nine months ended September 30, 2020.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2021 and 2020:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
3.        Earnings per Share (continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)

Net income	$20,982	$15,087	$68,715	$36,949
Shares:
Weighted average shares outstanding - basic	102,977,254	110,983,871	104,486,520	110,177,736
Weighted average dilutive shares outstanding	—	—	—	—
Weighted average shares outstanding - diluted	102,977,254	110,983,871	104,486,520	110,177,736
Earnings per share:
Basic	$0.20	$0.14	$0.66	$0.34
Diluted	$0.20	$0.14	$0.66	$0.34

    During the three and nine months ended September 30, 2021, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 3,731,901 and 3,741,138, respectively. During the three and nine months ended September 30, 2020, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 3,771,082 and 3,769,793, respectively.

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

     During the three and nine months ended September 30, 2021, the Company repurchased 1,163,500 shares at a cost of approximately $20.5 million, or $17.66 per share, and 4,633,540 shares, at a cost of approximately $79.1 million, or $17.07 per share, respectively, under these programs. During the three and nine months ended September 30, 2020, the Company repurchased 624,932 shares at a cost of approximately $6.9 million, or $11.08 per share, and 4,081,132 shares at a cost of approximately $60.3 million, or $14.78 per share, respectively, under these programs. Repurchased shares are held as treasury stock and are available for general corporate purposes.

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

    Based on several analyses performed, as well as an implementation analysis utilizing existing exposures and forecasts of macroeconomic conditions at September 30, 2021, we currently expect the adoption of ASU 2016-13 will result in a decrease between 15% and 25% in our allowance for loan losses and our reserves for unfunded commitments.

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

6.    Debt Securities Available for Sale

    Debt securities available for sale at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$38,651	$749	$(97)	$39,303
Mortgage-backed securities and collateralized mortgage obligations	1,638,630	21,077	(9,095)	1,650,612
Municipal obligations	10,190	20	—	10,210
Corporate debt securities	62,743	2,227	(229)	64,741
	$1,750,214	$24,073	$(9,421)	$1,764,866

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$24,425	$1,124	$—	$25,549
Mortgage-backed securities and collateralized mortgage obligations	1,163,613	37,343	(562)	1,200,394
Municipal obligations	16,845	17	—	16,862
Corporate debt securities	67,628	2,264	(415)	69,477
Trust preferred securities	5,000	—	(330)	4,670
	$1,277,511	$40,748	$(1,307)	$1,316,952

    The amortized cost and fair value of debt securities available for sale at September 30, 2021, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

	September 30, 2021
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$6,944	$6,944
More than one year to five years	68,415	70,837
More than five years to ten years	36,225	36,473
	$111,584	$114,254
Mortgage-backed securities and collateralized mortgage obligations	1,638,630	1,650,612
	$1,750,214	$1,764,866

    Mortgage-backed securities and collateralized mortgage obligations totaling $1.6 billion at amortized cost, and $1.7 billion at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three months ended September 30, 2021, the sales of debt securities available for sale totaled $22.5 million, resulting in a gross gains of $2.0 million and no gross losses. Proceeds from called debt securities available for sale totaled $9.0 million, resulting in no gross gains or losses. No debt securities available for sale matured during the quarter.

During the nine months ended September 30, 2021, the sale of debt securities available for sale totaled $27.2 million, resulting in a gross gains of $2.0 million and gross losses of $281,000. Proceeds from called debt securities available for sale totaled $14.0 million, resulting in no gross gains or losses. Proceeds from matured debt securities available for sale totaled $210,000.

    During the three months ended September 30, 2020, there were no sales, calls or matured debt securities available for sale.

During the nine months ended September 30, 2020, the sale of debt securities available for sale totaled $20.8 million, resulting in gross gains of $369,000. Proceeds from called debt securities available for sale totaled $6.6 million, resulting in $1,000 of gross gains. Proceeds from matured debt securities available for sale totaled $5.8 million.

Debt securities available for sale having a carrying value of $567.8 million and $822.2 million, at September 30, 2021 and December 31, 2020, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

    The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at September 30, 2021 and December 31, 2020 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

	September 30, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$9,804	$(97)	$—	$—	$9,804	$(97)
Mortgage-backed securities and collateralized mortgage obligations	694,865	(8,178)	61,308	(917)	756,173	(9,095)
Corporate debt securities	4,996	(4)	4,775	(225)	9,771	(229)
	$709,665	$(8,279)	$66,083	$(1,142)	$775,748	$(9,421)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

Mortgage-backed securities and collateralized mortgage obligations	$117,978	$(481)	$24,018	$(81)	$141,996	$(562)
Corporate debt securities	9,845	(155)	5,740	(260)	15,585	(415)
Trust preferred securities	—	—	4,670	(330)	4,670	(330)
	$127,823	$(636)	$34,428	$(671)	$162,251	$(1,307)

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at September 30, 2021, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position at September 30, 2021 totaled 83, compared with 40 at December 31, 2020. All temporarily impaired securities were investment grade as of September 30, 2021 and December 31, 2020.

    The Company did not record an other-than-temporary impairment charge on debt securities available for sale during the three and nine months ended September 30, 2021 and 2020.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity

    Debt securities held to maturity at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$44,870	$—	$(489)	$44,381
Mortgage-backed securities and collateralized mortgage obligations	363,218	10,088	(419)	372,887
	$408,088	$10,088	$(908)	$417,268

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$5,000	$1	$—	$5,001
Mortgage-backed securities and collateralized mortgage obligations	257,720	14,372	(2)	272,090
	$262,720	$14,373	$(2)	$277,091

The amortized cost and fair value of debt securities held to maturity at September 30, 2021, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	September 30, 2021
	Amortized Cost	Fair Value
	(In thousands)

More than one year to five years	$14,875	$14,857
More than five years to ten years	19,995	19,685
More than ten years	10,000	9,839
	44,870	44,381
Mortgage-backed securities and collateralized mortgage obligations	363,218	372,887
	$408,088	$417,268

Mortgage-backed securities and collateralized mortgage obligations totaling $363.2 million at amortized cost, and $372.9 million at fair value at September 30, 2021, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three and nine months ended September 30, 2021, there were no sales or maturities of debt securities held to maturity. During the nine months ended September 30, 2021, proceeds from called debt securities held to maturity totaled $5.1 million, resulting in no gross gains or losses.

    During the three and nine months ended September 30, 2020, there were no sales or maturities of debt securities held to maturity. During the three and nine months ended September 30, 2020, proceeds from called debt securities held to maturity totaled $20.0 million, resulting in no gross gains or losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity (continued)

Debt securities held to maturity having a carrying value of $256.9 million and $220.5 million, at September 30, 2021 and December 31, 2020, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at September 30, 2021 and December 31, 2020 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	September 30, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$44,381	$(489)	$—	$—	$44,381	$(489)
Mortgage-backed securities and collateralized mortgage obligations	18,804	(419)	—	—	18,804	(419)
	$63,185	$(908)	$—	$—	$63,185	$(908)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

Mortgage-backed securities and collateralized mortgage obligations	$2,176	$(2)	$—	$—	$2,176	$(2)

    The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities held to maturity was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at September 30, 2021, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

    The number of securities in an unrealized loss position at September 30, 2021 totaled ten, compared with two at December 31, 2020. All temporarily impaired securities were investment grade as of September 30, 2021 and December 31, 2020.

    The Company did not record an other-than-temporary impairment charge on debt securities held to maturity during the three and nine months ended September 30, 2021 and 2020.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
8.    Equity Securities at Fair Value

    The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, and preferred stock in U.S. Government agencies which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at September 30, 2021 and December 31, 2020 was $2.8 million and $5.4 million, respectively.

    The Company recorded a net (decrease) in the fair value of equity securities of $(443,000) and $(1.8) million, during the three and nine months ended September 30, 2021, respectively, as a component of non-interest income. During the three and nine months ended September 30, 2020, the Company recorded a net (decrease) increase in the fair value of equity securities of $(4,000) and $55,000, respectively, as a component of non-interest income.

    During the three and nine months ended September 30, 2021, sales of equity securities totaled $1.3 million, resulting in gross gains of $344,000 and no gross losses. During the three and nine months ended September 30, 2020, there were no sales of equity securities.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses

    Loans receivable at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30,	December 31,
	2021	2020
	(In thousands)
Real estate loans:
One-to-four family	$1,933,876	$1,940,327
Multifamily and commercial	3,137,461	2,817,965
Construction	272,004	328,711
Commercial business loans	450,021	752,870
Consumer loans:
Home equity loans and advances	264,111	321,177
Other consumer loans	1,772	1,497
Total gross loans	6,059,245	6,162,547
Purchased credit-impaired ("PCI") loans	2,994	6,345
Net deferred loan costs, fees and purchased premiums and discounts	22,055	12,878
Loans receivable	$6,084,294	$6,181,770

    The Company had no loans held-for-sale at September 30, 2021. The Company had $4.1 million of SBA loans held-for-sale at December 31, 2020. During the three months ended September 30, 2021, the Company sold $1.8 million, $15.0 million, and $1.2 million of one-to-four family real estate loans and home equity loans, multifamily and commercial real estate loans, and SBA loans held-for-sale included in commercial business loans, respectively, resulting in gross gains of $140,000 and no gross losses. During the nine months ended September 30, 2021, the Company sold $17.4 million, $19.1 million, $250.1 million, and $6.4 million of one-to-four family real estate loans and home equity loans, multifamily and commercial real estate loans, commercial business and SBA loans, and construction loans held-for-sale, respectively, resulting in gross gains of $8.6 million and no gross losses.

During the three months ended September 30, 2020, the Company sold $7.8 million of one-to-four family real estate loans held-for-sale, resulting in gross gains of $327,000 and no gross losses. During the nine months ended September 30, 2020, the Company sold $111.8 million of one-to-four family real estate loans held-for-sale resulting in gross gains of $1.7 million and no gross losses.

During the three and nine months ended September 30, 2021, no loans included in loans receivable were sold by the Company. During the three months ended September 30, 2020, the Company sold a construction loan totaling $5.8 million included in loans receivable, resulting in no gross gain or loss. During the three months ended September 30, 2020, the Company sold an SBA loan totaling $274,000 included in loans receivable, resulting in a gross gain of $23,000. During the nine months ended September 30, 2020, the Company sold $8.8 million, $12.5 million, and $7.6 million of one-to-four family real estate and home equity loans, construction loans, and commercial business and SBA loans, respectively, included in loans receivable, resulting in gross gains of $82,000, $0, and $78,000, respectively, and no gross losses.

    During the three months ended September 30, 2021, the Company purchased $678,000 of one-to-four family real estate loans and $2.0 million of multifamily and commercial real estate loans from third parties. During the nine months ended September 30, 2021, the Company purchased $678,000 of one-to-four family real estate loans and $73.6 million of multifamily and commercial real estate loans from third parties. During the three and nine months ended September 30, 2020, no loans were purchased by the Company.

At September 30, 2021 and December 31, 2020, commercial business loans included $69.2 million and $344.4 million, respectively, in SBA Payroll Protection Program ("PPP") loans and net deferred fees related to these loans totaling $1.9 million and $6.6 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

The Company has entered into guarantor swaps with Freddie Mac which results in improved liquidity. During the three months ended September 30, 2021, no loans were exchanged for Freddie Mac mortgage participation certificates. During the nine months ended September 30, 2021, the Company exchanged $99.6 million of loans for Freddie Mac mortgage participation certificates, resulting in gross gains of $2.3 million and no gross losses. During the three and nine months ended September 30, 2020, $48.5 million of loans were exchanged for Freddie Mac mortgage participation certificates, resulting in gross gains of $1.5 million and no gross losses. The Company retained the servicing of these loans.

At September 30, 2021 and December 31, 2020, the carrying value of loans serviced by the Company for investors was $551.1 million and $598.0 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition.

    The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCI loans at September 30, 2021 and December 31, 2020:

	September 30, 2021
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$1,274	$1,370	$968	$3,612	$1,991	$1,930,264	$1,933,876
Multifamily and commercial	486	1,740	2,433	4,659	2,433	3,132,802	3,137,461
Construction	107	—	—	107	—	271,897	272,004
Commercial business loans	225	400	493	1,118	523	448,903	450,021
Consumer loans:
Home equity loans and advances	174	125	59	358	319	263,753	264,111
Other consumer loans	—	—	—	—	—	1,772	1,772
Total loans	$2,266	$3,635	$3,953	$9,854	$5,266	$6,049,391	$6,059,245

	December 31, 2020
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$3,068	$912	$1,901	$5,881	$2,637	$1,934,446	$1,940,327
Multifamily and commercial	15,645	—	1,238	16,883	1,873	2,801,082	2,817,965
Construction	550	—	—	550	—	328,161	328,711
Commercial business loans	2,343	1,056	2,453	5,852	2,968	747,018	752,870
Consumer loans:
Home equity loans and advances	1,156	696	394	2,246	678	318,931	321,177
Other consumer loans	4	—	—	4	—	1,493	1,497
Total loans	$22,766	$2,664	$5,986	$31,416	$8,156	$6,131,131	$6,162,547

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

    The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. Non-accruing loans are returned to accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At September 30, 2021 and December 31, 2020, non-accrual loans totaled $5.3 million and $8.2 million, respectively. Included in non-accrual loans at September 30, 2021, are thirteen loans totaling $1.3 million which are less than 90 days in arrears. At December 31, 2020, 19 loans totaling $2.2 million were less than 90 days in arrears.

    At September 30, 2021 and December 31, 2020, there were no loans past due 90 days or more still accruing interest other than COVID-19 related loan forbearance and deferrals. In accordance with the CARES Act, these loans are not included in the aging of loans receivable by portfolio segment in the table above, and the Bank continues to accrue interest income during the forbearance or deferral period. If adverse information indicating that the borrower's capability of repaying all amounts due is unlikely, the interest accrual will cease.

PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are initially recorded at fair value at acquisition, based upon the present value of expected future cash flows, with no related allowance for loan losses. PCI loans acquired in the Stewardship acquisition totaled $2.8 million at September 30, 2021 and $6.1 million at December 31, 2020. PCI loans acquired in the Roselle acquisition totaled $184,000 at September 30, 2021 and $246,000 at December 31, 2020.

    The following table presents changes in accretable yield for PCI loans for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)

Balance at beginning of period	$375	$471	$418	$511
Acquisition	—	—	—	58
Accretion	(27)	(58)	(91)	(156)
Net change in expected cash flows	4	1	25	1
Balance at end of period	$352	$414	$352	$414

    We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At September 30, 2021 and December 31, 2020, the Company had no real estate owned. At September 30, 2021 we had one residential mortgage loan with a carrying value of $86,000 collateralized by residential real estate which was in the process of foreclosure. At December 31, 2020 we had two residential mortgage loans with carrying values totaling $398,000 collateralized by residential real estate which were in the process of foreclosure. In March 2020, the Company temporarily suspended residential property foreclosure sales and evictions in the primary states in which we lend, as the federal government and various states issued executive orders which declared moratoriums on removing individuals from a residential property until at least two months after the COVID-19 health crisis ended. Many of these moratoriums expired in the second and third quarters of 2021. In New Jersey and New York the moratoriums will expire on November 15, 2021 and January 15, 2022, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

    The following tables summarize loans receivable (including PCI loans) and allowance for loan losses by portfolio segment and impairment method at September 30, 2021 and December 31, 2020:

	September 30, 2021
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$264	$96	$—	$14	$5	$—	$379
Collectively evaluated for impairment	14,524	26,137	9,482	18,711	1,087	6	69,947
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total	$14,788	$26,233	$9,482	$18,725	$1,092	$6	$70,326

Total loans:
Individually evaluated for impairment	$5,471	$18,210	$—	$2,089	$727	$—	$26,497
Collectively evaluated for impairment	1,928,405	3,119,251	272,004	447,932	263,384	1,772	6,032,748
Loans acquired with deteriorated credit quality	233	1,779	—	982	—	—	2,994
Total loans	$1,934,109	$3,139,240	$272,004	$451,003	$264,111	$1,772	$6,062,239

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

    The following tables present the number of loans modified as TDRs during the three and nine months ended September 30, 2021 and 2020, along with their balances immediately prior to the modification date and post-modification. Post-modification recorded investment represents the net book balance immediately following modification.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

	For the Three Months Ended September 30,
	2021			2020
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real Estate loans:
One-to-four family	1	$64	$66	—	$—	$—
Multifamily and commercial	—	—	—	4	16,387	16,387
Commercial business loans	—	—	—	1	1,295	1,295
Total restructured loans	1	$64	$66	5	$17,682	$17,682

	For the Nine Months Ended September 30,
	2021			2020
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real Estate loans:
One-to-four family	2	$285	$388	—	$—	$—
Multifamily and commercial	1	192	211	4	16,387	16,387
Commercial business loans	—	—	—	2	11,507	12,802
Total restructured loans	3	$477	$599	6	$27,894	$29,189

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2021 and 2020 are as follows:

	For the Three Months Ended September 30,
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
2021
Balance at beginning of period	$17,108	$26,256	$9,160	$15,898	$1,471	$5	$69,898
Provision charged (credited)	(2,218)	(317)	322	2,854	(165)	4	480
Recoveries	4	294	—	42	7	—	347
Charge-offs	(106)	—	—	(69)	(221)	(3)	(399)
Balance at end of period	$14,788	$26,233	$9,482	$18,725	$1,092	$6	$70,326

2020
Balance at beginning of period	$16,633	$27,330	$10,217	$18,314	$1,514	$7	$74,015
Provision charged (credited)	(758)	3,659	317	(573)	(129)	—	2,516
Recoveries	87	—	—	128	32	—	247
Charge-offs	(187)	—	—	(367)	(91)	—	(645)
Balance at end of period	$15,775	$30,989	$10,534	$17,502	$1,326	$7	$76,133

	For the Nine Months Ended September 30,
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
2021
Balance at beginning of period	$13,586	$30,681	$11,271	$17,384	$1,748	$6	$74,676
Provision charged (credited)	1,796	(5,117)	(1,790)	2,945	(400)	5	(2,561)
Recoveries	18	1,231	1	169	52	—	1,471
Charge-offs	(612)	(562)	—	(1,773)	(308)	(5)	(3,260)
Balance at end of period	$14,788	$26,233	$9,482	$18,725	$1,092	$6	$70,326

2020
Balance at beginning of period	$13,780	$22,980	$7,435	$15,836	$1,669	$9	$61,709
Provision charged (credited)	2,292	7,998	3,098	4,685	(253)	—	17,820
Recoveries	329	12	1	211	55	—	608
Charge-offs	(626)	(1)	—	(3,230)	(145)	(2)	(4,004)
Balance at end of period	$15,775	$30,989	$10,534	$17,502	$1,326	$7	$76,133

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

    The following tables present loans individually evaluated for impairment by loan segment, excluding PCI loans, at September 30, 2021 and December 31, 2020:

	At September 30, 2021
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$2,533	$2,533	$—
Multifamily and commercial	16,223	16,223	—
Commercial business loans	591	591	—
Consumer loans:
Home equity loans and advances	521	521	—
	19,868	19,868	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	2,938	2,938	264
Multifamily and commercial	1,987	1,987	96
Commercial business loans	1,498	1,497	14
Consumer loans:
Home equity loans and advances	206	206	5
	6,629	6,628	379
Total:
Real estate loans:
One-to-four family	5,471	5,471	264
Multifamily and commercial	18,210	18,210	96
Commercial business loans	2,089	2,088	14
Consumer loans:
Home equity loans and advances	727	727	5
Total loans	$26,497	$26,496	$379

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

    Specific allocations of the allowance for loan losses attributable to impaired loans totaled $379,000 and $1.1 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, impaired loans for which there was no related allowance for loan losses totaled $19.9 million and $19.1 million, respectively.

    The recorded investment in TDRs totaled $23.5 million at September 30, 2021, of which one loan with a balance of $45,000 was 30-59 days past due, and one loan with a balance of $400,000 was 60-89 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at September 30, 2021. The recorded investment in TDRs totaled $45.4 million at December 31, 2020, of which one loan with a balance of $91,000 was over 90 days past due, and three loans totaling $11.9 million were 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2020.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

    The following tables present interest income recognized for loans individually evaluated for impairment, by loan segment, excluding PCI loans for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$5,569	$64	$8,020	$74
Multifamily and commercial	26,103	227	23,525	227
Commercial business loans	2,106	36	4,979	52
Consumer loans:
Home equity loans and advances	1,101	11	1,935	28
Total loans	$34,879	$338	$38,459	$381

	For the Nine Months Ended September 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$5,923	$229	$8,175	$226
Multifamily and commercial	28,246	688	20,670	653
Commercial business loans	2,226	106	5,468	196
Consumer loans:
Home equity loans and advances	1,257	32	1,995	85
Total loans	$37,652	$1,055	$36,308	$1,160

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Loan Losses (continued)

    The following tables present loans receivable by credit quality risk indicator and by loan segment, excluding PCI loans at September 30, 2021 and December 31, 2020:

	September 30, 2021
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$1,927,870	$3,052,850	$271,897	$427,793	$263,650	$1,772	$5,945,832
Special mention	388	52,562	107	9,787	—	—	62,844
Substandard	5,618	32,049	—	12,441	461	—	50,569
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$1,933,876	$3,137,461	$272,004	$450,021	$264,111	$1,772	$6,059,245

	December 31, 2020
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$1,935,032	$2,758,905	$328,711	$740,010	$320,092	$1,497	$6,084,247
Special mention	404	40,392	—	6,718	—	—	47,514
Substandard	4,891	18,668	—	6,142	1,085	—	30,786
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$1,940,327	$2,817,965	$328,711	$752,870	$321,177	$1,497	$6,162,547

10.    Leases

    Effective January 1, 2020, the Company adopted ASU 2016-02 Leases (Topic 842) and all subsequent ASU's that modified Topic 842. The Company's leases primarily relate to real estate property for branches and office space. At September 30, 2021 and December 31, 2020, all of the Company's leases are classified as operating leases.

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
    At September 30, 2021 and December 31, 2020, the weighted average remaining lease term for operating leases was 6.9 years and 7.5 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 2.14%, and 2.26%, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
10.    Leases (continued)

    The Company elected to account for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the three months ended September 30, 2021 and 2020, operating and variable lease expenses totaled approximately $504,000 and $603,000, respectively. During the nine months ended September 30, 2021 and 2020, operating and variable lease expenses totaled approximately $1.7 million and $1.9 million, respectively.

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and nine months ended September 30, 2021 and 2020. At September 30, 2021, the Company had no leases that had not yet commenced.

    The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

At September 30, 2021	Lease Payment Obligations
(In thousands)

One year or less	$1,026
After one year to two years	4,008
After two years to three years	3,739
After three years to four years	3,014
After four years to five years	2,342
Thereafter	6,662
Total undiscounted cash flows	20,791
Discount on cash flows	(1,663)
Total lease liability	$19,128

11.    Deposits

    Deposits at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30,	December 31,
	2021	2020
	(In thousands)

Non-interest-bearing demand	$1,567,112	$1,354,605
Interest-bearing demand	2,451,718	2,189,164
Money market accounts	636,392	588,180
Savings and club deposits	775,681	688,309
Certificates of deposit	1,791,455	1,958,366
Total deposits	$7,222,358	$6,778,624

Included in the above balances at September 30, 2021 and December 31, 2020 are certificates of deposit obtained through brokers, totaling $16.2 million and $26.3 million, respectively, that were acquired from Stewardship.

    The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $934.9 million and $1.0 billion at September 30, 2021 and December 31, 2020, respectively. Interest expense on deposits for the three months ended September 30, 2021 and 2020 totaled $6.7 million and $12.8 million, respectively. Interest expense on deposits for the nine months ended September 30, 2021 and 2020 totaled $23.4 million and $44.6 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
11.    Deposits (continued)

    Scheduled maturities of certificates of deposit accounts at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30,	December 31,
	2021	2020
	(In thousands)

One year or less	$1,193,342	$1,494,129
After one year to two years	365,668	337,579
After two years to three years	120,496	52,809
After three years to four years	29,925	23,018
After four years	82,024	50,831
	$1,791,455	$1,958,366

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

    Restricted shares granted under the 2019 Plan generally vest in equal installments, over performance or service periods ranging from 1 year to 5 years, beginning 1 year from the date of grant. A portion of restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight line basis over the requisite performance or service period. During both the three months ended September 30, 2021 and 2020, approximately $1.4 million in expense was recognized in regard to these awards. The expected future compensation expense related to the 1,105,634 non-vested restricted shares outstanding at September 30, 2021 is approximately $9.7 million over a weighted average period of 2.1 years. During the nine months ended September 30, 2021 and 2020, approximately $4.3 million and $4.2 million in expense was recognized in regard to these awards.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

    The following is a summary of the Company's restricted stock activity during the three and nine months ended September 30, 2021 and 2020:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2021	1,263,169	$15.66
Grants	50,203	17.86
Forfeited	(13,846)	15.60
Non-vested at March 31, 2021	1,299,526	$15.74
Forfeited	(128)	15.60
Non-vested at June 30, 2021	1,299,398	$15.74
Vested	(163,882)	15.61
Forfeited	(29,882)	15.63
Non-vested at September 30, 2021	1,105,634	$15.76

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2020	1,420,012	$15.67
Forfeited	(881)	15.60
Non-vested at March 31, 2020	1,419,131	$15.67
Forfeited	(240)	15.60
Non-vested at June 30, 2020	1,418,891	$15.67
Vested	(167,427)	15.62
Forfeited	(15,390)	16.07
Non-vested at September 30, 2020	1,236,074	$15.68

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

    Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the three months ended September 30, 2021 and 2020, approximately $822,000 and $808,000 in expense was recognized in regard to these awards. During the nine months ended September 30, 2021 and 2020, approximately $2.4 million and $2.4 million in expense was recognized in regard to these awards. The expected future compensation expense related to the 2,278,056 non-vested options outstanding at September 30, 2021 is $9.0 million over a weighted average period of 2.8 years.

    The following is a summary of the Company's option activity during the three and nine months ended September 30, 2021 and 2020:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2021	3,708,628	$15.66	8.6	$—
Granted	109,654	17.86	—	—
Expired	(2,029)	15.60	—	—
Forfeited	(30,118)	15.60	—	—
Outstanding, March 31, 2021	3,786,135	$15.73	8.4	$6,673,328
Exercised	(1,661)	15.60	—	—
Expired	(7,529)	15.60	—	—
Forfeited	(1,412)	15.60	—	—
Outstanding, June 30, 2021	3,775,533	$15.73	8.1	$5,700,258
Exercised	(26,861)	15.60	—	—
Expired	(353)	15.60	—	—
Forfeited	(58,287)	15.73	—	—
Outstanding, September 30, 2021	3,690,032	$15.73	7.9	$10,222,527
Options exercisable at September 30, 2021	1,411,976	$15.64	7.8	$4,036,196

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2020	3,784,044	$15.67	9.6	$4,812,490
Forfeited	(9,707)	15.60	—	—
Outstanding, March 31, 2020	3,774,337	$15.67	9.3	$—
Forfeited	(2,647)	15.60	—	—
Outstanding, June 30, 2020	3,771,690	$15.67	9.1	$—
Forfeited	(44,485)	15.95	—	—
Outstanding, September 30, 2020	3,727,205	$15.67	8.8	$—
Options exercisable at September 30, 2020	727,438	$15.62	8.7	$—

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

    During the three and nine months ended September 30, 2021, the aggregate intrinsic value of options exercised was $56,186 and $59,991, respectively. There were no stock option exercises during the three and nine months ended September 30, 2020.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost (continued)

    Net periodic benefit (income) cost for Pension Plan, RIM Plan, Post-retirement Plan and Split-dollar Life Insurance plan benefits for the three and nine months ended September 30, 2021 and 2020, includes the following components:

	For the Three Months Ended September 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2021	2020	2021	2020	2021	2020	2021	2020	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$1,872	$2,032	$100	$67	$130	$99	$141	$120	Compensation and employee benefits
Interest cost	1,902	1,824	86	102	141	171	125	135	Other non-interest expense
Expected return on plan assets	(6,661)	(5,908)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	14	14	Other non-interest expense
Net loss	—	1,492	166	99	153	77	191	113	Other non-interest expense
Net periodic (income) benefit cost	$(2,887)	$(560)	$352	$268	$424	$347	$471	$382

	For the Nine Months Ended September 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2021	2020	2021	2020	2021	2020	2021	2020	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$6,172	$5,906	$300	$201	$390	$297	$423	$346	Compensation and employee benefits
Interest cost	5,414	5,887	258	306	423	513	375	384	Other non-interest expense
Expected return on plan assets	(19,297)	(17,383)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	42	42	Other non-interest expense
Net loss	2,000	3,054	498	297	459	231	573	339	Other non-interest expense
Net periodic (income) benefit cost	$(5,711)	$(2,536)	$1,056	$804	$1,272	$1,041	$1,413	$1,111

For the three and nine months ended September 30, 2021, a $35.0 million contribution was made to the Pension Plan. The net periodic (income) cost for pension benefits, other post-retirement and split dollar life insurance benefits for the three and nine months ended September 30, 2021 were calculated using the most recent available benefit valuations.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost (continued)

    Through the acquisition of the Roselle entities, the Company acquired a non-contributory defined benefit supplemental executive retirement plan with the only participant being a former president of Roselle Bank. For the three and nine months ended September 30, 2021 and 2020, the Company recorded a net periodic benefit cost of $2,000 and $4,000, and $6,000 and $8,000, respectively, in connection with this plan.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis at September 30, 2021 and December 31, 2020.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at September 30, 2021 and December 31, 2020, by level within the fair value hierarchy:

	September 30, 2021
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$39,303	$35,194	$4,109	$—
Mortgage-backed securities and collateralized mortgage obligations	1,650,612	—	1,650,612	—
Municipal obligations	10,210	—	10,210	—
Corporate debt securities	64,741	—	64,741	—
Trust preferred securities	—	—	—	—
Total debt securities available for sale	1,764,866	35,194	1,729,672	—
Equity securities	2,785	2,439	346	—
Derivative assets	11,464	—	11,464	—
	$1,779,115	$37,633	$1,741,482	$—

Derivative liabilities	$25,068	$—	$25,068	$—

	December 31, 2020
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$25,549	$25,549	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	1,200,394	—	1,200,394	—
Municipal obligations	16,862	—	16,862	—
Corporate debt securities	69,477	—	69,477	—
Trust preferred securities	4,670	—	4,670	—
Total debt securities available for sale	1,316,952	25,549	1,291,403	—
Equity securities	5,418	5,072	346
Derivative assets	19,425	—	19,425	—
	$1,341,795	$30,621	$1,311,174	$—

Derivative liabilities	$42,384	$—	$42,384	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

There were no Level 3 assets measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020.

Assets Measured at Fair Value on a Non-Recurring Basis

    The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis at September 30, 2021 and December 31, 2020.

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at September 30, 2021 and December 31, 2020, by level within the fair value hierarchy:

	September 30, 2021
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$1,213	$—	$—	$1,213
Mortgage servicing rights	2,057	—	—	2,057
	$3,270	$—	$—	$3,270

	December 31, 2020
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Mortgage servicing rights	$1,338	$—	$—	$1,338
	$1,338	$—	$—	$1,338

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Impaired loans	$1,213	Other	Contracted sale price of collateral	—%	—%
Mortgage servicing rights	2,057	Discounted cash flow	Prepayment speeds and discount rates (1)	7.5% - 25.0%	12.3%

	December 31, 2020
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Mortgage servicing rights	$1,338	Discounted cash flow	Prepayment speeds and discount rates (1)	9.7% - 26.2%	16.7%

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at September 30, 2021 and December 31, 2020:

	September 30, 2021
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$298,488	$298,488	$298,488	$—	$—
Debt securities available for sale	1,764,866	1,764,866	35,194	1,729,672	—
Debt securities held to maturity	408,088	417,268	—	417,268	—
Equity securities	2,785	2,785	2,439	346	—
Federal Home Loan Bank stock	40,891	40,891	—	40,891	—
Loans receivable, net	6,013,968	6,230,842	—	—	6,230,842
Derivative assets	11,464	11,464	—	11,464	—

Financial liabilities:
Deposits	$7,222,358	$7,224,770	$—	$7,224,770	$—
Borrowings	749,631	753,800	—	753,800	—
Derivative liabilities	25,068	25,068	—	25,068	—

	December 31, 2020
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$422,957	$422,957	$422,957	$—	$—
Debt securities available for sale	1,316,952	1,316,952	25,549	1,291,403	—
Debt securities held to maturity	262,720	277,091	5,001	272,090	—
Equity securities	5,418	5,418	5,072	346	—
Federal Home Loan Bank stock	43,759	43,759	—	43,759	—
Loans receivable, net	6,107,094	6,394,524	—	—	6,394,524
Derivative assets	19,425	19,425	—	19,425	—

Financial liabilities:
Deposits	$6,778,624	$6,793,034	$—	$6,793,034	$—
Borrowings	799,364	808,853	—	808,853	—
Derivative liabilities	42,384	42,384	—	42,384	—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss)

    The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,
	2021			2020
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized (loss) on debt securities available for sale:	$(13,609)	$3,666	$(9,943)	$(3,688)	$775	$(2,913)
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(3)	1	(2)	(4)	—	(4)
Reclassification adjustment for gain included in net income	2,296	(505)	1,791	—	—	—
	(11,316)	3,162	(8,154)	(3,692)	775	(2,917)
Derivatives:
Unrealized gain on swap contracts accounted for as cash flow hedges	2,035	(568)	1,467	2,256	(471)	1,785
	2,035	(568)	1,467	2,256	(471)	1,785

Employee benefit plans:
Amortization of prior service cost included in net income	(14)	4	(10)	(14)	3	(11)
Reclassification adjustment of actuarial net (loss) included in net income	(1,511)	422	(1,089)	(1,071)	225	(846)
Change in funded status of retirement obligations	3,050	(852)	2,198	(41,434)	8,701	(32,733)
	1,525	(426)	1,099	(42,519)	8,929	(33,590)
Total other comprehensive income (loss)	$(7,756)	$2,168	$(5,588)	$(43,955)	$9,233	$(34,722)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

	For the Nine Months Ended September 30,
	2021			2020
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized (loss) gain on debt securities available for sale:	$(26,804)	$4,615	$(22,189)	$28,736	$(6,031)	$22,705
Accretion of unrealized (loss) gain on debt securities reclassified as held to maturity	(24)	24	—	1	—	1
Reclassification adjustment for (loss) gain included in net income	2,015	(426)	1,589	370	(81)	289
	(24,813)	4,213	(20,600)	29,107	(6,112)	22,995
Derivatives:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	9,182	(1,084)	8,098	(13,050)	2,736	(10,314)
	9,182	(1,084)	8,098	(13,050)	2,736	(10,314)

Employee benefit plans:
Amortization of prior service cost included in net income	(42)	11	(31)	(42)	10	(32)
Reclassification adjustment of actuarial net (loss) included in net income	(4,533)	1,266	(3,267)	(3,213)	674	(2,539)
Change in funded status of retirement obligations	40,541	(3,971)	36,570	(37,093)	7,789	(29,304)
	35,966	(2,694)	33,272	(40,348)	8,473	(31,875)
Total other comprehensive income (loss)	$20,335	$435	$20,770	$(24,291)	$5,097	$(19,194)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,
	2021				2020
	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$18,582	$(10,225)	$(51,624)	$(43,267)	$35,225	$(20,573)	$(67,859)	$(53,207)
Current period changes in other comprehensive income (loss)	(8,154)	1,467	1,099	(5,588)	(2,917)	1,785	(33,590)	(34,722)
Total other comprehensive income (loss)	$10,428	$(8,758)	$(50,525)	$(48,855)	$32,308	$(18,788)	$(101,449)	$(87,929)

	For the Nine Months Ended September 30,
	2021				2020
	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$31,028	$(16,856)	$(83,797)	$(69,625)	$9,313	$(8,474)	$(69,574)	$(68,735)
Current period changes in other comprehensive income (loss)	(20,600)	8,098	33,272	20,770	22,995	(10,314)	(31,875)	(19,194)
Total other comprehensive income (loss)	$10,428	$(8,758)	$(50,525)	$(48,855)	$32,308	$(18,788)	$(101,449)	$(87,929)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the three and nine months ended September 30, 2021 and 2020:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Three Months Ended September 30,		Affected Line Items in the Consolidated Statements of Income
	2021	2020
	(In thousands)

Reclassification adjustment for gain included in net income	$2,296	$—	Gain on securities transactions
Reclassification adjustment of actuarial net (loss) included in net income	(1,511)	(1,071)	Other non-interest expense
Total before tax	785	(1,071)
Income (tax) benefit	(83)	225
Net of tax	$702	$(846)

	Accumulated Other Comprehensive Income (Loss) Components
	For the Nine Months Ended September 30,		Affected Line Items in the Consolidated Statements of Income
	2021	2020
	(In thousands)

Reclassification adjustment for gain included in net income	$2,015	$370	Gain on securities transactions
Reclassification adjustment of actuarial net (loss) included in net income	(4,533)	(3,213)	Other non-interest expense
Total before tax	(2,518)	(2,843)
Income (tax) benefit	840	593
Net of tax	$(1,678)	$(2,250)

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

    Currency Forward Contracts. At September 30, 2021 and December 31, 2020, the Company had no currency forward contracts in place with commercial banking customers.

    Interest Rate Swaps. At both September 30, 2021 and December 31, 2020, the Company had interest rate swaps in place with 50 commercial banking customers executed by offsetting interest rate swaps with third parties, with an aggregated notional amount of $180.1 million. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

    At September 30, 2021 and December 31, 2020, the Company had 28 and 31 interest rate swaps with notional amounts of $400.0 million and $430.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

    For the three and nine months ended September 30, 2021 and 2020, the Company did not record any hedge ineffectiveness associated with these contracts.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
16.    Derivatives and Hedging Activities (continued)

    The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$11,464	Other Liabilities	$25,068
Total derivative instruments		$11,464		$25,068

	December 31, 2020
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$19,425	Other Liabilities	$42,384
Total derivative instruments		$19,425		$42,384

    For the three months ended September 30, 2021 and 2020, losses/(gains) of $12,000 and $(44,000), respectively, were recorded for changes in fair value of interest rate swaps with third parties. For the nine months ended September 30, 2021 and 2020, (gains)/losses of $(189,000) and $406,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties.

    At both September 30, 2021 and December 31, 2020, accrued interest was $1.0 million.

    The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

    At September 30, 2021, the termination value of derivatives in a net liability position, which includes accrued interest, was $12.6 million. The Company has collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $24.1 million against its obligations under these agreements.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
17.     Revenue Recognition (continued)

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$986	$787	$2,682	$2,706
Title insurance fees	1,431	1,218	4,554	3,445
Other non-interest income	1,934	1,749	5,633	4,688
Total in-scope non-interest income	4,351	3,754	12,869	10,839
Total out-of-scope non-interest income	4,523	4,155	18,991	10,469
Total non-interest income	$8,874	$7,909	$31,860	$21,308

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

18.    Subsequent Events

    The Company has evaluated events subsequent to September 30, 2021 and through the financial statement issuance date of November 9, 2021. The Company has not identified any material subsequent events that would require adjustment or disclosure in the consolidated financial statements.

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

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total assets increased $401.6 million, or 4.6%, to $9.2 billion at September 30, 2021 from $8.8 billion at December 31, 2020. The increase in total assets was primarily attributable to increases in debt securities available for sale of $447.9 million, debt securities held to maturity of $145.4 million, and other assets of $35.7 million, partially offset by decreases of $124.5 million in cash and cash equivalents, and $93.1 million in loans receivable, net.

Cash and cash equivalents decreased $124.5 million, or 29.4%, to $298.5 million at September 30, 2021 from $423.0 million at December 31, 2020. The decrease was primarily attributable to $834.6 million in purchases of debt securities available for sale and held to maturity, $79.1 million in repurchases of common stock under our stock repurchase program, and $56.5 million in prepayments of borrowings, partially offset by an increase in repayments on loans, repayments on mortgage-backed securities, and growth in deposits.

Debt securities available for sale increased $447.9 million, or 34.0%, to $1.8 billion at September 30, 2021 from $1.3 billion at December 31, 2020. The increase was attributable to purchases of $659.0 million of securities primarily consisting of U.S. government and agency obligations, mortgage-backed securities and municipal securities, and $99.6 million in purchases of guarantor swaps with Freddie Mac, partially offset by maturities, calls and sales of $41.5 million in U.S. government and agency obligations, corporate debt and municipal securities, and repayments of $243.1 million. The gross unrealized gain (loss) on debt securities available for sale decreased by $24.8 million during the nine months ended September 30, 2021.

Debt securities held to maturity increased $145.4 million, or 55.3%, to $408.1 million at September 30, 2021 from $262.7 million at December 31, 2020. The increase was primarily attributable to purchases of $175.5 million of securities primarily consisting of U.S. agency obligations and mortgage-backed securities, partially offset by calls of $5.1 million in U.S. agency obligations and repayments of $24.5 million.

Loans receivable, net, decreased $93.1 million, or 1.5%, to $6.0 billion at September 30, 2021 from $6.1 billion at December 31, 2020. Multi-family and commercial real estate loans increased $319.5 million, partially offset by decreases in commercial business loans, one-to-four family real estate loans, construction loans, and home equity loans and advances of $302.8 million, $6.5 million, $56.7 million and $57.1 million, respectively. The increase in multi-family and commercial real estate loans included the purchase of $73.6 million of loan participations. The decrease in commercial business loans was mainly due to the sale of $237.0 million in loans granted and $277.2 in forgiven PPP loans included as part of the Small Business Administration PPP. The allowance for loan loss balance decreased $4.4 million to $70.3 million at September 30, 2021 from $74.7 million at December 31, 2020, which was primarily attributable to a decrease in the balance of loans, a decrease in loan loss rates, and a decrease in the balance of delinquent and non-accrual loans, as well as the consideration of improving economic conditions. The current allowance for loan losses was calculated utilizing the existing incurred loss methodology. The Company elected to defer the adoption of the Current

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Expected Credit Loss ("CECL") methodology as was originally permitted by the CARES Act and the Consolidated Appropriations Act, 2021, which, when enacted, extended certain provisions of the CARES Act. The Company expects to adopt CECL on January 1, 2022.

Other assets increased $35.7 million, or 17.0%, to $245.6 million at September 30, 2021 from $209.9 million at December 31, 2020. The increase in other assets consisted of an increase of $75.1 million in the Company's pension plan balance based on a revaluation of the plan, coupled with a $35.0 million contribution which increased the funded status of the Company's pension plan, partially offset by a decrease of $17.2 million in the collateral balance related to our swap agreement obligations, a decrease of $8.2 million in interest rate swap assets, and a decrease of $10.5 million in deferred taxes.

Total liabilities increased $382.0 million, or 4.9%, to $8.2 billion at September 30, 2021 from $7.8 billion at December 31, 2020. The increase was primarily attributable to an increase in total deposits of $443.7 million, or 6.5%, partially offset by a decrease in borrowings of $49.7 million, or 6.2%, and a decrease in accrued expenses and other liabilities of $15.5 million, or 8.8%. The increase in total deposits consisted of increases in non-interest-bearing and interest-bearing demand deposits of $212.5 million and $262.6 million, respectively, and money market accounts and savings and club deposits of $48.2 million and $87.4 million, respectively, partially offset by a decrease in certificates of deposit accounts of $166.9 million. The decrease in borrowings was primarily driven by the prepayment of $56.5 million of FHLB borrowings. The decrease in accrued expenses and other liabilities primarily consisted of a $17.3 million decrease in interest rate swap liabilities.

Total stockholders’ equity increased $19.6 million, or 1.9%, with a balance of $1.0 billion at both September 30, 2021 and December 31, 2020. The increase was primarily attributable to net income of $68.7 million, and a change in the pension obligation of $33.3 million due to a revaluation of the plan, partially offset by the repurchase of 4,633,540 shares of common stock totaling $79.1 million under our stock repurchase program.

Comparison of Results of Operations for the Three Months Ended September 30, 2021 and September 30, 2020

Net income of $21.0 million was recorded for the quarter ended September 30, 2021, an increase of $5.9 million, or 39.1%, compared to net income of $15.1 million for the quarter ended September 30, 2020. The increase in net income was primarily attributable to a $1.0 million increase in net interest income, a $2.0 million decrease in provision for loan losses, a $1.0 million increase in non-interest income, and a $4.3 million decrease in non-interest expense, partially offset by a $2.5 million increase in income tax expense.

Net interest income was $57.4 million for the quarter ended September 30, 2021, an increase of $1.0 million, or 1.8%, from $56.3 million for the quarter ended September 30, 2020. The increase in net interest income was primarily attributable to a $7.9 million decrease in interest expense, resulting from a decrease in both interest expense on deposits and interest expense on borrowings, partially offset by a $6.9 million decrease in interest income. The decrease in interest expense on deposits was driven by both an inflow of lower cost deposits and the repricing of existing deposits at significantly reduced rates as a result of a lower interest rate environment. The decrease in interest expense on borrowings was the result of decreases in both the average balance and average cost of borrowings. The decrease in interest income for the quarter ended September 30, 2021 was largely due to decreases in the average yields on interest-earning assets. Prepayment penalties, which are included in interest income on loans, totaled $778,000 for the quarter ended September 30, 2021, compared to $380,000 for the quarter ended September 30, 2020.

The average yield on loans for the quarter ended September 30, 2021 decreased 19 basis points to 3.66%, as compared to 3.85% for the quarter ended September 30, 2020, while the average yield on securities for the quarter ended September 30, 2021 decreased 45 basis points to 1.93%, as compared to 2.38% for the quarter ended September 30, 2020. The average yield on other interest-earning assets for the quarter ended September 30, 2021 decreased 72 basis points to 0.54%, as compared to 1.26% for the quarter ended September 30, 2020, as there were substantially higher average cash balances in low yielding bank accounts for the quarter ended September 30, 2021. Decreases in the average yields on these portfolios for the quarter ended September 30, 2021 were influenced by the lower interest rate environment as the Federal Reserve reduced interest rates by 150 basis points in March 2020 in response to the COVID-19 pandemic.

Total interest expense was $8.7 million for the quarter ended September 30, 2021, a decrease of $7.9 million, or 47.6%, from $16.6 million for the quarter ended September 30, 2020. The decrease in interest expense was primarily attributable to a 49 basis point decrease in the average cost of interest-bearing deposits which was partially offset by the impact of the increase in the average balance of deposits. The decrease in the cost of deposits was driven by both an inflow of lower cost deposits and the repricing of existing deposits at lower interest rates. Interest on borrowings decreased $1.8 million, or 46.4%, due to a decrease in the average balance of borrowings, coupled with a 34 basis point decrease in the cost of total borrowings.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company's net interest margin for the quarter ended September 30, 2021 decreased 3 basis points to 2.67%, when compared to 2.70% for the quarter ended September 30, 2020. The weighted average yield on interest-earning assets decreased 42 basis points to 3.08% for the quarter ended September 30, 2021 as compared to 3.50% for the quarter ended September 30, 2020. The average cost of interest-bearing liabilities decreased 50 basis points to 0.54% for the quarter ended September 30, 2021 as compared to 1.04% for the quarter ended September 30, 2020. The decrease in yields and costs for the quarter ended September 30, 2021 were largely driven by a continued lower interest rate environment.

The provision for loan losses for the quarter ended September 30, 2021 was $480,000, a decrease of $2.0 million, from $2.5 million for the quarter ended September 30, 2020. The comparatively lower level of provision for the 2021 period was primarily attributable to a decrease in the balance of loans, a decrease in loan loss rates, a decrease in the balances of delinquent and non-accrual loans, and the consideration of the improving economic environment.

Non-interest income was $8.9 million for the quarter ended September 30, 2021, an increase of $1.0 million, or 12.2%, from $7.9 million for the quarter ended September 30, 2020. The increase was primarily attributable to an increase in income from the gain on securities transactions of $2.3 million, partially offset by a decrease in income from the gain on the sale of loans of $1.7 million.

Non-interest expense was $37.1 million for the quarter ended September 30, 2021, a decrease of $4.3 million, or 10.5%, from $41.4 million for the quarter ended September 30, 2020. The decrease was primarily attributable to a decrease in compensation and employee benefits expense of $2.2 million, and a decrease in other non-interest expense of $2.1 million. The decrease in compensation and employee benefits expense was due to the 2020 period including $3.0 million in expense recorded in connection with a voluntary early retirement program which offered early retirement incentives for qualified employees. The decrease in other non-interest expense was primarily attributable to a $2.0 million decrease in pension plan expense.

Income tax expense was $7.7 million for the quarter ended September 30, 2021, an increase of $2.5 million, as compared to $5.3 million for the quarter ended September 30, 2020, mainly due to an increase in pre-tax income, and to a lesser extent, an increase in the Company's effective state income tax rate. The Company's effective tax rate was 26.9% and 25.8% for the quarters ended September 30, 2021 and 2020, respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2021 and September 30, 2020

Net income of $68.7 million was recorded for the nine months ended September 30, 2021, an increase of $31.8 million, or 86.0%, compared to net income of $36.9 million for the nine months ended September 30, 2020. The increase in net income was primarily attributable to a $9.3 million increase in net interest income, a $20.4 million decrease in provision for loan losses, a $10.6 million increase in non-interest income, and a $5.0 million decrease in non-interest expense, partially offset by a $13.4 million increase in income tax expense.

Net interest income was $172.2 million for the nine months ended September 30, 2021, an increase of $9.3 million, or 5.7%, from $162.9 million for the nine months ended September 30, 2020. The increase in net interest income was primarily attributable to a $30.9 million decrease in interest expense, resulting from a decrease in both interest expense on deposits and interest expense on borrowings, partially offset by a $21.6 million decrease in interest income. The decrease in interest expense on deposits was driven by both an inflow of lower cost deposits and the repricing of existing deposits at a significantly reduced rate as a result of a lower interest rate environment. The decrease in interest expense on borrowings was the result of decreases in both the average balance and average cost of borrowings. During the nine months ended September 30, 2021, $56.5 million of Federal Home Loan Bank of New York ("FHLB") borrowings was prepaid, resulting in a $742,000 loss on early extinguishment of debt included in non-interest expense. The decrease in interest income for the nine months ended September 30, 2021 was largely due to decreases in the average yields on interest-earning assets. Prepayment penalties, which are included in interest income on loans, totaled $2.8 million for the nine months ended September 30, 2021, compared to $2.0 million for the nine months ended September 30, 2020.

The average yield on loans for the nine months ended September 30, 2021 decreased 23 basis points to 3.75%, as compared to 3.98% for the nine months ended September 30, 2020, while the average yield on securities for the nine months ended September 30, 2021 decreased 59 basis points to 1.96%, as compared to 2.55% for the nine months ended September 30, 2020. The average yield on other interest-earning assets for the nine months ended September 30, 2021 decreased 175 basis points to 0.70%, as compared to 2.45% for the nine months ended September 30, 2020, as there were substantially higher cash balances in low yielding bank accounts for the nine months ended September 30, 2021. Decreases in the average yields on these portfolios for the nine months ended September 30, 2021 were influenced by the lower interest rate environment as the Federal Reserve reduced interest rates in early 2020 in response to the COVID-19 pandemic.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total interest expense was $29.4 million for the nine months ended September 30, 2021, a decrease of $30.9 million, or 51.3%, from $60.3 million for the nine months ended September 30, 2020. The decrease in interest expense was primarily attributable to a 61 basis point decrease in the average cost of interest-bearing deposits which was partially offset by the impact of the increase in the average balance of deposits. The decrease in the cost of deposits was driven by both an inflow of lower cost deposits and the repricing of existing deposits at lower interest rates. Interest on borrowings decreased $9.7 million due to a decrease in the average balance of borrowings, coupled with a 66 basis point decrease in the cost of total borrowings. During the nine months ended September 30, 2021, we prepaid $53.5 million of FHLB borrowings with an average rate of 2.64% and original contractual maturities through March 2022, and a $3.0 million FHLB borrowing acquired in our acquisition of Roselle Bank with a rate of 2.74% and an original contractual maturity of March 2024. The prepayments were funded by excess cash liquidity. The transactions were accounted for as early debt extinguishments resulting in a loss of $742,000.

The Company's net interest margin for the nine months ended September 30, 2021 increased 5 basis points to 2.75%, when compared to 2.70% for the nine months ended September 30, 2020. The weighted average yield on interest-earning assets decreased 47 basis points to 3.22% for the nine months ended September 30, 2021 as compared to 3.69% for the nine months ended September 30, 2020. Excluding the impact of the acceleration of Paycheck Protection Program ("PPP") loan deferred fee for the nine months ended September 30, 2021, the net interest margin would have been 2.65%. The average cost of interest-bearing liabilities decreased 66 basis points to 0.62% for the nine months ended September 30, 2021 as compared to 1.28% for the nine months ended September 30, 2020. The decreases in yields and costs for the nine months ended September 30, 2021 were largely driven by a continued lower interest rate environment. The net interest margin increased for the nine months ended September 30, 2021 as the cost of interest-bearing liabilities continued to reprice lower more rapidly than the yields on interest-earning assets.

The reversal of provision for loan loss recorded for the nine months ended September 30, 2021 was $2.6 million, a decrease of $20.4 million, from $17.8 million of provision for loan loss expense recorded for the nine months ended September 30, 2020. The comparatively lower level of provision for the 2021 period was primarily attributable to a decrease in the balance of loans, a decrease in loan loss rates, a decrease in the balances of delinquent and non-accrual loans, and the consideration of the improving economic environment.

Non-interest income was $31.9 million for the nine months ended September 30, 2021, an increase of $10.6 million, or 49.5%, from $21.3 million for the nine months ended September 30, 2020. The increase was primarily attributable to an increase in title insurance fees of $1.1 million, an increase in the income from gains on securities transactions of $1.6 million, an increase in income from the gain on the sale of loans of $7.4 million and an increase in other non-interest income of $1.9 million, partially offset by a decrease in the fair value of equity securities of $1.9 million. The increase in the gain on sale of loans was primarily attributable to a gain of $7.7 million resulting from the sale of $237.0 million of commercial business loans granted as part of the Small Business Administration PPP. Other non-interest income includes an increase of $900,000 from debit card transactions.

Non-interest expense was $112.4 million for the nine months ended September 30, 2021, a decrease of $5.0 million, or 4.2%, from $117.3 million for the nine months ended September 30, 2020. The decrease was primarily attributable to a decrease in compensation and employee benefits expense of $4.8 million, a decrease in merger-related expenses of $1.8 million, and a decrease in other non-interest expense of $1.7 million, partially offset by an increase in professional fees of $1.1 million, an increase in data processing and software expenses of $762,000 and the loss on the extinguishment of debt of $742,000. The decrease in compensation and employee benefits expense was primarily attributable to an increase in amounts deferred for direct loan origination costs as a result of an increase in originations, and due to the 2020 period including $3.0 million in expense recorded in connection with a voluntary early retirement program. Merger-related expenses recorded in the 2020 period related to the acquisitions of Stewardship Financial Corporation and Roselle Bank, while the 2021 period relates to the pending acquisition of Freehold Bank. The decrease in other non-interest expense included a $3.0 million decrease in pension plan expense, partially offset by $1.9 million increase related to interest rate swap transactions. Professional fees included an increase in consulting expenses related to information technology, and the increase in data processing and software expenses was attributable to the purchase and implementation of several digital banking and other Fintech solutions, as well as the amortization of software costs related to a digital small business lending solution. As noted above, during the nine months ended September 30, 2021, the Company utilized excess liquidity to prepay long-term borrowings which resulted in a $742,000 loss on the early extinguishment of debt.

Income tax expense was $25.5 million for the nine months ended September 30, 2021, an increase of $13.4 million, as compared to $12.1 million for the nine months ended September 30, 2020, mainly due to an increase in pre-tax income, and to a lesser extent, an increase in the Company's effective state income tax rate. The Company's effective tax rate was 27.1% and 24.7% for the nine months ended September 30, 2021 and 2020, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Asset Quality

The Company's non-performing loans at September 30, 2021 totaled $5.3 million, or 0.09% of total gross loans, as compared to $8.2 million, or 0.13% of total gross loans, at December 31, 2020. The $2.9 million decrease in non-performing loans was primarily attributable to decreases of $646,000 in non-performing one-to-four family real estate loans, $2.5 million in non-performing commercial business loans, and $360,000 in non-performing home equity loans and advances, partially offset by an increase of $560,000 in non-performing multifamily and commercial real estate loans. The decrease in non-performing one-to-four family real estate loans was due to a decrease in the number of loans from 13 non-performing loans at December 31, 2020 to 11 non-performing loans at September 30, 2021. The decrease in non-performing commercial business loans was mainly due to charge-offs totaling $1.7 million. The decrease in non-performing home equity loans and advances was due to a decrease in the number of loans from 12 non-performing loans at December 31, 2020 to six non-performing loans at September 30, 2021. Non-performing assets as a percentage of total assets totaled 0.06% at September 30, 2021 as compared to 0.09% at December 31, 2020.

For the quarter ended September 30, 2021, net charge-offs totaled $53,000 as compared to $397,000 for the quarter ended September 30, 2020. For the nine months ended September 30, 2021, net charge-offs totaled $1.8 million as compared to $3.4 million for the nine months ended September 30, 2020.

The Company's allowance for loan losses was $70.3 million, or 1.16% of total loans, at September 30, 2021, compared to $74.7 million, or 1.21% of total loans, at December 31, 2020. The decrease in the allowance for loan losses was primarily attributable to a decrease in the balance of loans, a decrease in loan loss rates, and a decrease in the balance of delinquent and non-accrual loans, as well as the consideration of improving economic conditions.

COVID-19
At September 30, 2021, there were 12 loans on deferral for $28.0 million, a decrease of $35.8 million, compared to $63.8 million at June 30, 2021, and a decrease of $57.1 million, compared to $85.1 million at December 31, 2020. These short-term loan modifications are treated in accordance with Section 4013 of the CARES Act and are not treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears. The Consolidated Appropriations Act, 2021, which was enacted in late December 2020, extended certain provisions of the CARES Act, including provisions permitting loan deferral extension requests to not be treated as troubled debt restructurings.

At September 30, 2021, three loans totaling $25.7 million are remitting partial payments.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and projections of future taxable income. These estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets and that it is more likely than not that the benefits from certain state temporary differences will not be realized. At September 30, 2021 and December 31, 2020, the Company's net deferred tax (liabilities) assets totaled $(2.9) million and $7.2 million, respectively, which included a valuation allowance totaling $3.7 million and $3.4 million, respectively. Based upon projections of future taxable income and the ability to carryforward operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

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

    The table below sets forth, as of September 30, 2021, Columbia Bank's net portfolio value, the estimated changes in our net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and its subsidiaries only and does not include any assets of the Company.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
			(Dollars in Thousands)
+300	$217,711	$2,048	0.95%	$1,002,027	12.01%	(15.88)%
+200	217,510	1,847	0.86	1,074,604	12.48	(9.79)
+100	216,806	1,143	0.53	1,138,092	12.80	(4.46)
Base	215,663	—	—	1,191,241	12.96	—
-100	202,166	(13,497)	(6.26)	1,118,563	11.83	(6.10)

    As of September 30, 2021, based on the scenarios above, net interest income would increase by approximately 0.86% if rates were to rise 200 basis points, and would decrease by 6.26% if rates were to decrease 100 basis points over a one-year time horizon.

    Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of September 30, 2021, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 9.79%. If rates were to decrease 100 basis points, the model forecasts a 6.10% decrease in the NPV.

    Overall, our September 30, 2021 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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
Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of September 30, 2021 and December 31, 2020, each of the Company and the Bank exceeded all capital adequacy requirements to which it is subject.

    The following table presents the Company's and the Bank's actual capital amounts and ratios at September 30, 2021 and December 31, 2020 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At September 30, 2021:
Total capital (to risk-weighted assets)	$1,073,154	16.82%	$510,380	8.00%	$669,873	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,002,277	15.71	382,785	6.00	542,278	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	995,060	15.60	287,089	4.50	446,582	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,002,277	11.02	363,841	4.00	363,841	4.00	N/A	N/A

At December 31, 2020:
Total capital (to risk-weighted assets)	$1,070,361	18.54%	$461,766	8.00%	$606,068	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	988,172	17.29	346,325	6.00	490,627	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	980,995	17.17	259,744	4.50	404,046	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	988,172	11.38	350,923	4.00	350,923	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank	(In thousands, except ratio data)
At September 30, 2021:
Total capital (to risk-weighted assets)	$1,007,226	16.36%	$492,523	8.00%	$646,437	10.50%	$615,654	10.00%
Tier 1 capital (to risk-weighted assets)	936,349	15.21	369,392	6.00	523,306	8.50	492,523	8.00
Common equity tier 1 capital (to risk-weighted assets)	936,349	15.21	277,044	4.50	430,958	7.00	400,175	6.50
Tier 1 capital (to adjusted total assets)	936,349	10.30	363,692	4.00	363,692	4.00	454,615	5.00

At December 31, 2020:
Total capital (to risk-weighted assets)	$924,959	16.05%	$460,944	8.00%	$604,989	10.50%	$576,180	10.00%
Tier 1 capital (to risk-weighted assets)	852,897	14.80	345,708	6.00	489,753	8.50	460,944	8.00
Common equity tier 1 capital (to risk-weighted assets)	852,897	14.80	259,281	4.50	403,326	7.00	374,517	6.50
Tier 1 capital (to adjusted total assets)	852,897	9.72	350,815	4.00	350,815	4.00	438,519	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

    During the quarter ended September 30, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

    The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

    For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission. As of September 30, 2021, the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    The following table reports information regarding repurchases of the Company's common stock during the quarter ended September 30, 2021:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2021	658,581	$17.40	620,500	1,778,518
August 1 - 31, 2021	241,800	18.23	233,400	1,545,118
September 1 - 30, 2021	309,600	17.79	309,600	1,235,518
Total	1,209,981	$17.67	1,163,500

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

(2) During the three months ended September 30, 2021, 29,882 shares were repurchased pursuant to forfeitures and 16,599 shares were repurchased for taxes related to the 2019 Equity Incentive Plan and not as part of a share repurchase program.

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

101.0
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2021, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

Columbia Financial, Inc.

Date:	November 9, 2021	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2021	/s/Dennis E. Gibney
Dennis E. Gibney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)