Form 10-K
period 2021-12-31
Columbia Financial, Inc.
filed 2022-03-01
CIK 1723596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2021 was $590.4 million. The number of shares outstanding of the registrant’s common stock as of February 22, 2022 was 106,701,453.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

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

PART I
Item I.    Business

General
Columbia Financial, Inc. (“Columbia Financial” or the “Company”) is a Delaware corporation that was organized in March 1997 in connection with the mutual holding company reorganization of Columbia Bank. Columbia Financial is the holding company of Columbia Bank and Freehold Bank, each of which is a federally chartered stock savings bank. Columbia Bank, MHC (the “MHC”) was also organized in March 1997 under the laws of the United States. In connection with the reorganization, Columbia Financial became the wholly owned subsidiary of Columbia Bank MHC.

Columbia Bank is a federally chartered savings bank founded in 1927. Effective October 15, 2020, Columbia Bank has elected and has received regulatory approval to operate as a "covered savings association" pursuant to Section 5A of the Home Owners’ Loan Act, as amended, and the regulations of the Office of the Comptroller of the Currency promulgated thereunder. A covered savings association generally has the same rights and privileges as a national bank, and is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that would apply to a national bank. Management believes that the key benefits of Columbia Bank's election to operate as a covered savings association include the elimination of the requirement to meet the qualified thrift lender test and that Columbia Bank will no longer be subject to the limits on an aggregate amount of commercial loans that are applicable to savings associations.

Freehold Bank is a federally chartered savings bank founded in 1853. On September 28, 2018, Freehold Bank converted from a federal stock savings bank to a New Jersey chartered stock savings bank and on December 1, 2021, Freehold Bank converted from a New Jersey chartered stock savings bank to a federally chartered stock savings bank. Freehold Bank is a community-oriented institution that serves the financial needs of its depositors and the local community through its two offices in Freehold, New Jersey

Through Columbia Bank and Freehold Bank, we serve the financial needs of our depositors and the local community as community-minded, customer service-focused institutions. We offer traditional financial services to businesses and consumers in our market areas. We attract deposits from the general public and use those funds to originate a variety of loans, including multifamily and commercial real estate loans, commercial business loans, one-to four-family real estate loans, construction loans, home equity loans and advances, and other consumer loans. We offer title insurance through our wholly-owned subsidiary, First Jersey Title Services, Inc. Wealth management services are offered through a third party relationship.

Our executive offices are located at 19-01 Route 208 North, Fair Lawn, New Jersey 07410 and our telephone number is (800) 522-4167. Our website address is www.columbiabankonline.com. Information on our website should not be considered a part of this report.

Throughout this report, references to “we,” “us” or “our” refer to the Company and its subsidiaries, Columbia Bank and Freehold Bank, collectively.

Recent Acquisition History

Atlantic Stewardship Bank. On November 1, 2019, the Company completed its acquisition of Stewardship Financial Corporation (“Stewardship Financial”) and Atlantic Stewardship Bank, the wholly owned subsidiary of Stewardship Financial. At the effective time of the merger, Stewardship Financial merged with and into the Company in a series of transactions, with the Company as the surviving entity, and immediately thereafter, Atlantic Stewardship Bank merged with and into Columbia Bank, with Columbia Bank as the surviving institution. In addition, at the effective time of the merger, each outstanding share of Stewardship Financial common stock was converted into the right to receive from the Company a cash payment equal to $15.75. The total consideration paid was $136.3 million.

Roselle Bank. On April 1, 2020, the Company completed its acquisition of RSB Bancorp, MHC, RSB Bancorp, Inc. and Roselle Bank (collectively, the “Roselle Entities”). At the effective time of the merger, (i) RSB Bancorp, MHC merged with and into the MHC, with the MHC as the surviving entity, (ii) RSB Bancorp, Inc. merged with and into the Company, with the Company as the surviving entity; and (iii) Roselle Bank merged with and into Columbia Bank, with Columbia Bank as the surviving institution. In addition, at the effective time of the merger, depositors of Roselle Bank became depositors of Columbia Bank and were afforded the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at Roselle Bank. At the effective time of the merger, the Company also issued 4,759,048 additional shares of its common stock to the MHC, representing an amount equal to the fair value of the Roselle Entities, as determined by an independent appraiser.

Freehold Bank. On December 1, 2021, the Company completed its acquisition of Freehold MHC, Freehold Bancorp and Freehold Bank (collectively, the “Freehold Entities”). At the effective time of the merger, (i) Freehold MHC was merged with and into the MHC, with the MHC as the surviving entity, and (ii) Freehold Bancorp was merged with and into the Company, with the Company as the surviving entity. To facilitate the transaction, Freehold Bank converted from a New Jersey chartered savings bank to a federally chartered savings bank. It is intended that Freehold Bank will operate as a wholly owned subsidiary of the Company for at least two years following the effective time of the merger. In addition, at the effective time of the merger, depositors of Freehold Bank became depositors of Columbia Bank and were afforded the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at Freehold Bank. At the effective time of the merger, the Company also issued 2,591,007 additional shares of its common stock to the MHC, representing an amount equal to the fair value of the Freehold Entities, as determined by an independent appraiser.

Pending Acquisition

On December 1, 2021, the Company, the MHC and Columbia Bank entered into an agreement and plan of merger with RSI Bancorp, M.H.C., RSI Bancorp, Inc. and RSI Bank (collectively, the “RSI Entities”), pursuant to which (i) RSI Bancorp, M.H.C. will merge with and into the MHC, with the MHC as the surviving entity, (ii) RSI Bancorp, Inc. will merge with and into the Company, with the Company as the surviving entity; and (iii) RSI Bank will merge with and into Columbia Bank, with Columbia Bank as the surviving institution. Under the terms of the merger agreement, depositors of RSI Bank will become depositors of Columbia Bank and will have the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at RSI Bank. As part of the transactions contemplated by the merger agreement, at the effective time of the merger, the Company will issue additional shares of its common stock to the MHC in an amount equal to the fair value of the RSI Entities as determined by an independent appraiser.

The merger agreement has been unanimously approved by the Boards of Directors of each of the MHC, the Company and Columbia Bank, as well as by the Boards of Directors of each of the RSI Entities. Subject to the receipt of all required regulatory and other approvals, and the satisfaction or waiver of other customary closing conditions, the parties anticipate that the transactions contemplated by the merger agreement will close in the second quarter of 2022.

Market Area

We are headquartered in Fair Lawn, New Jersey. As of December 31, 2021, (i) Columbia Bank operated 62 full-service banking offices in twelve of New Jersey’s 21 counties and (ii) Freehold Bank operated two branch offices in Freehold, New Jersey. In addition, First Jersey Title Services, Inc., a wholly-owned subsidiary of Columbia Bank, operates in one of Columbia Bank’s offices in Fair Lawn, New Jersey. We periodically evaluate our network of banking offices to optimize the penetration in our market area. Our business strategy currently includes opening new branches in and around our market area, which may include neighboring states.

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

According to S&P Global projections based on 2020 U.S. Census Data, the population of our twelve county primary market area totaled approximately 6.7 million and the total population for the entire state of New Jersey was 9.3 million. The population in our twelve county market area has increased by 6.2% from 2010 to 2022. According to S&P Global, the weighted average projected median household income for 2022 for the twelve New Jersey counties that we operate in is $104,290. By contrast, the national projected median household income for 2022 is $72,465 and the State of New Jersey projected median income is $94,000. The unemployment rate, not seasonally adjusted, for the State of New Jersey was 3.5% in December 2019, 7.6% in December 2020, and 6.3% in December 2021, compared to the national unemployment rate of 3.6% in December 2019, 6.7% in December 2020, and 3.9% in 2021. The unemployment rates were higher in 2020 due to the COVID-19 pandemic, but have been decreasing gradually throughout 2021.

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

Lending Activities

Through our banking subsidiaries, Columbia Bank and Freehold Bank, we offer a variety of loans, including commercial, residential and consumer loans. Our commercial loan portfolio includes multifamily and commercial real estate loans, commercial business loans and construction loans. Our residential loan portfolio includes one-to-four family residential real estate loans and one-to-four family residential construction loans. Our consumer loan portfolio primarily includes home equity loans and advances, and to a lesser extent automobile, personal, unsecured and overdraft lines of credit.

We intend to continue to emphasize commercial lending and manage existing credit relationships. In the past two years, we have completed our acquisitions of Stewardship Financial, Roselle Bank and Freehold Bank, and we have continued to invest in our lending staff, technology and processes to position us for continued growth. Specifically, in the past two years, we have hired additional lenders with significant experience in our market area to expand our commercial real estate and commercial and industrial lending efforts. In addition, we will continue to offer competitive pricing for our one-to-four family loan products and continue to invest in lending staff to market these products in New Jersey, New York and Pennsylvania.

Multifamily and Commercial Real Estate Loans. We originate mortgage loans for the acquisition and refinancing of multifamily properties and nonresidential real estate. At December 31, 2021, multifamily and commercial real estate loans totaled $3.2 billion, or 50.8% of our total loan portfolio. Of this amount, $2.6 billion of loans were used for the purchase, financing and/or refinancing of commercial real estate and the financing of income-producing real estate. These loans are generally non-owner-occupied properties in which 50% or more of the primary source of repayment is derived from rental income from unaffiliated third-parties. Our multifamily loans include loans primarily to finance apartment buildings located in the State of New Jersey, and to a lesser extent, in New York and Pennsylvania. Our commercial real estate loans include loans secured by office buildings, retail shopping centers, medical office buildings, industrial, warehouses, hotels, assisted-living facilities and similar commercial properties.

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

As of December 31, 2021, the average outstanding loan balance within our multifamily loan portfolio was $3.2 million, and the average loan balance within our commercial real estate loan portfolio totaled $1.5 million. At December 31, 2021, our largest multifamily loan was a $49.8 million loan made by Columbia Bank and secured by 22 garden style apartment buildings located in Mercer County, New Jersey. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2021. As of December 31, 2021, our largest commercial real estate loan was a $25.0 million loan made by Columbia Bank to fund a mixed-use development to include rental units and apartment buildings, a clubhouse and parking garage located in Monmouth County, New Jersey. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2021.

One-to-Four Family Residential Loans. We offer fixed-rate and adjustable-rate residential mortgage loans. Our fixed-rate mortgage loans have terms of up to 30 years. At December 31, 2021, one-to-four family residential loans totaled $2.1 billion, or 33.0% of our total loan portfolio. We also offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of up to seven years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a spread above the U.S. Treasury security index. Our adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 5% on any such increase or decrease over the life of the loan. To increase the originations of adjustable-rate loans, we have been originating loans that bear a fixed interest rate for a period of up to seven years (but historically as long as ten years) after which they convert to one-year adjustable-rate loans. Our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although we offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity treasury are underwritten using methods approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”). We do not offer loans with negative amortization and we do not currently offer interest-only residential mortgage loans.

Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. At December 31, 2021, fixed-rate mortgage loans totaled approximately $2.0 billion and adjustable-rate mortgage loans totaled approximately $131.3 million. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

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

As of December 31, 2021, the average outstanding loan balance within our one-to-four family residential real estate loan portfolio was $273,000. As of December 31, 2021, our largest one to-four family residential real estate loan was a $6.6 million loan made by Columbia Bank and secured by a residential property located in Bergen County, New Jersey. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2021.

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

We also originate commercial business and real estate loans under the Small Business Administration (“SBA”). Loans originated under this program are partially guaranteed by the SBA and are underwritten within the guidelines set forth by the SBA. As of December 31, 2021, the outstanding balance of our SBA loans was $58.9 million, which is included in the secured and unsecured commercial business loan amounts discussed above. On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law, and included the creation of the SBA's Paycheck Protection Program ("PPP"). The CARES Act authorized the SBA to temporarily guarantee loans under a new loan program under which the SBA will guarantee 100% of the PPP loans made to eligible borrowers. As qualified SBA lenders, Columbia Bank and Freehold Bank were authorized to originate these loans. As of December 31, 2021, PPP loans totaling $44.9 million, are included in commercial business loans.

As of December 31, 2021, the average outstanding loan balance within our commercial business loan portfolio (excluding lines of credit with no outstanding balance and PPP loans) was $427,000. As of December 31, 2021, the average outstanding PPP loan balance was $354,000. At December 31, 2021, our largest commercial business loan was a $15.0 million loan made by Columbia Bank to a real estate development company located in Middlesex County, New Jersey, and was secured by real estate in Florida.

Construction Loans. We originate commercial construction loans primarily to professional builders for the construction and acquisition of personal residences, apartment buildings, retail, industrial, warehouse, office buildings and special purpose facilities. We will originate construction loans on unimproved land in amounts typically up to 65% of the lower of the appraised value or the cost of the land. We also originate loans for site improvements and construction costs in amounts generally up to 75% of as completed and stabilized appraised value. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually six to 36 months. Many of our commercial construction loans are structured to convert to permanent financing upon completion and stabilization. Commercial real estate construction loans are typically based upon the prime rate as published in The Wall Street Journal. At December 31, 2021, we had an outstanding balance of $271.5 million in construction loans for commercial development.

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

As of December 31, 2021, the average outstanding loan balance within our commercial construction loan portfolio was $2.1 million. At December 31, 2021, our largest commercial construction loan exposure had an outstanding balance of $18.7 million and was made by Columbia Bank to finance a luxury apartment complex located in Monmouth County, New Jersey. The loan payments are current and have been made in accordance with the loan terms at December 31, 2021.

We also originate residential construction loans primarily on a construction-to-permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of our residential construction loans are made to individuals building a personal residence. At December 31, 2021, residential construction loans totaled $20.7 million, or 0.3%, of total loans outstanding. Construction lending, by its nature, entails additional risks compared to one-to-four family mortgage lending, attributable primarily to the fact that funds are advanced based upon a security interest in a project which is not yet complete. We address these risks through our established underwriting policies and procedures performed by our experienced staff.

Home Equity Loans and Advances. We offer consumer home equity loans and advances that are secured by one-to-four family residential real estate, where we may be in a first or second lien position. Historically, we offered home equity loans and advances with a lien junior to second position and some of these junior loans still reside in the loan portfolio at December 31, 2021. In addition, in prior years we also offered adjustable-rate home equity loans with fixed terms, although we no longer offer these loans. We generally offer home equity loans and advances with a maximum combined loan-to-value ratio of 80%. At December 31, 2021, home equity loans and advances totaled $276.6 million, or 4.4%, of our total loan portfolio. Home equity loans have fixed rates of interest and are currently offered with terms of up to 20 years. Home equity advances have adjustable rates and are based upon the prime rate as published in The Wall Street Journal. Home equity advances can have repayment schedules of both principal and interest or interest only paid monthly. We held a first mortgage position on approximately 59.5% of the homes that secured our home equity loans and advances at December 31, 2021.

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

Other Consumer Loans. We offer a variety of other consumer loans, including loans for automobiles, personal loans, unsecured lines of credit, and overdraft lines of credit. Our unsecured lines of credit bear a substantially higher interest rate than our secured loans and lines of credit. At December 31, 2021, other consumer loans totaled $1.4 million.

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

Loan Originations and Purchases. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, online channels, walk-in traffic, advertising and referrals from customers and other business contacts, including attorneys, accountants and other professionals. Residential mortgage loans are also sourced through mortgage brokers, although such loans are underwritten by us in accordance with our underwriting standards.

Occasionally, we purchase participation interests in loans to supplement our lending portfolio. Loan participations totaled $109.4 million at December 31, 2021 and were comprised of 30 commercial real estate loans. Loan participations are subject to the same credit analysis and loan approvals as loans which we originate. We review all of the documentation relating to any loan in which we participate. However, for participation loans, we do not service the loan and, thus, are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

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

At December 31, 2021, 91.2% of the available for sale portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and, thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2021, corporate debt securities comprised the next largest segment of the available for sale portfolio, totaling 6.5% of the portfolio. At December 31, 2021, the remainder of our available for sale securities portfolio consisted of U.S. government and agency obligations and municipal obligations, which comprised 2.0% and 0.3%, respectively, of the portfolio.

At December 31, 2021, 89.6% of the held to maturity securities portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2021, the remainder of our held to maturity securities portfolio consisted of U.S. government and agency obligations which comprised 10.4% of the portfolio.

At December 31, 2021, we held $2.7 million of securities in our equity portfolio comprised of a trust preferred security that is not traded in an active market, and Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") preferred stock. In addition, the equity portfolio includes Atlantic Community Bankers Bank ("ACBB") stock, which is based on redemption at par value and can only be sold to the issuing ACBB or another institution that holds ACBB stock. Some of these securities receive dividends and all are carried at fair value.

To mitigate the credit risk related to our securities portfolio, we primarily invest in agency and highly-rated securities. As of December 31, 2021, approximately 94.5% of the total portfolio consisted of direct government obligations or government sponsored enterprise obligations, approximately 5.2% of the remaining portfolio was rated at least investment grade and approximately 0.3% of the remaining portfolio was not rated. Securities not rated consist primarily of short term municipal bond anticipation notes, private placement municipal notes issued and guaranteed by local municipal authorities, and equity securities.

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

Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit products, including non-interest bearing demand deposits (such as checking accounts to individuals and commercial checking accounts), interest-bearing demand accounts (such as interest-earning checking account products and most municipal accounts), savings and club accounts, money market accounts and certificates of deposit. We have not historically utilized brokered deposits, but assumed $31.6 million of brokered deposits in our acquisition of Stewardship Financial in November 2019. The balance of these brokered deposits at December 31, 2021 is $5.0 million.

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

Borrowings. We have the ability to utilize advances and overnight lines of credit from the FHLB to supplement our liquidity. As member banks, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We can also utilize securities sold under agreements to repurchase to provide funding. We maintain access to the Federal Reserve Bank’s discount window and federal funds lines with correspondent banks to supplement our supply of investable funds and to meet deposit withdrawal and contingency funding requirements. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, government-sponsored enterprises (“GSE”) including notes and government agency mortgage-backed securities and CMOs. The types of loans pledged for borrowings include, but are not limited to, one-to four-family real estate mortgage loans, home equity loans and multifamily and commercial real estate loans. At December 31, 2021, we had additional borrowing capacity from the FHLB and the Federal Reserve Bank of New York based on our ability to collateralize such borrowings. Members in good standing with the FHLB can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital.

During 2021, the Company entered into a $30.0 million unsecured term note with a third party at a fixed interest rate of 3.35% and a maturity date of December 21, 2024. At December 31, 2021 the carrying value of a term note was $29.8 million. In conjunction with the term note, the Company also established a $30.0 million unsecured revolving credit facility with a third party at a variable rate indexed to the prime rate as published by The Wall Street Journal. The Company did not draw on this facility during 2021.

Regulation and Supervision

General

As federal savings banks, Columbia Bank and Freehold Bank are subject to examination, supervision and regulation, primarily by the Office of the Comptroller of the Currency, and, secondarily, by the Federal Deposit Insurance Corporation (“FDIC”) as deposit insurer. Effective October 15, 2020, Columbia Bank has elected and has received regulatory approval to operate as a “covered savings association” pursuant to Section 5A of the Home Owners’ Loan Act, as amended, and the regulations of the Office of the Comptroller of the Currency promulgated thereunder. A covered savings association generally has the same rights and privileges as a national bank, and is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that would apply to a national bank.

Columbia Bank and Freehold Bank are also regulated by the Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. In addition, each of Columbia Bank and Freehold Bank is a member of and owns stock in the FHLB of New York, which is one of the 11 regional banks in the Federal Home Loan Bank System. Columbia Bank’s and Freehold Bank’s relationships with depositors and borrowers also are regulated to a great extent by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and other contractual arrangements.

As savings and loan holding companies in the mutual holding company structure, the Company and the MHC are subject to examination and supervision by, and are required to file certain reports with, the Federal Reserve Board. The Company is also subject to the rules and regulations of the Securities and Exchange Commission ("SEC") under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to Columbia Bank, Freehold Bank and the Company. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Columbia Bank, Freehold Bank and the Company. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on the Company, Columbia Bank, Freehold Bank and their operations.

Federal Banking Regulations

Business Activities. A federal savings bank derives its lending and investment powers form the Home Owners' Loan Act, as amended, and applicable federal regulations. However, as a covered savings association, Columbia Bank generally has the same rights and privileges as a national bank, and is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that would apply to a national bank.

Examinations and Assessments. Columbia Bank and Freehold Bank are primarily supervised by the Office of the Comptroller of the Currency. Each of Columbia Bank and Freehold Bank is required to file reports with and is subject to periodic examination by the Office of the Comptroller of the Currency, and are also required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations.

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including federal savings banks, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6.0% and 8.0%, respectively. The regulations also establish a minimum required leverage ratio of at least 4.0% of Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 capital plus additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income such as Columbia Bank and Freehold Bank, up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values. Institutions that have not exercised the accumulated other comprehensive income opt-out have accumulated other comprehensive income incorporated into common equity Tier 1 capital (including unrealized gains and losses on available for sale securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to-four family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the new Community Bank Leverage Ratio at 9%. A financial institution can elect to be subject to this new definition. Columbia Bank and Freehold Bank currently have not elected to utilize this framework.

At December 31, 2021, Columbia Bank’s and Freehold Bank’s capital each exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank or national bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2021, both Columbia Bank and Freehold Bank were in compliance with the loans-to-one borrower limitations.

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

Prompt Corrective Action. Under the federal prompt corrective action statute, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4.0% is considered to be “undercapitalized”. An institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized”. An institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized”.

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

At December 31, 2021, each of Columbia Bank and Freehold Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10.0%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, including a covered savings association, which include cash dividends, stock repurchases and other transactions charged to the institution’s capital account. A federal savings bank, including a covered savings association, must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if (i) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years; (ii) the institution would not be at least adequately capitalized following the distribution; (iii) the distribution would violate an applicable statute, regulation, agreement or regulatory condition; or (iv) the institution is not eligible for expedited treatment of its filings. Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend. An application or notice related to a capital distribution may be disapproved if (i) the federal savings association would be undercapitalized following the distribution; (ii) the proposed capital distribution raises safety and soundness concerns or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Both Columbia Bank and Freehold Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally any company that controls, or is under common control with an insured depository institution such as Columbia Bank or Freehold Bank. The Company and the MHC are affiliates of Columbia Bank and Freehold Bank because of their direct and indirect control of Columbia Bank and Freehold Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.
The authority of Columbia Bank and Freehold Bank to extend credit to their directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
•not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the institution’s capital.
In addition, extensions of credit in excess of certain limits must be approved by the respective board of directors of Columbia Bank and Freehold Bank. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

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

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Columbia Bank and Freehold Bank. Deposit accounts in Columbia Bank and Freehold Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

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

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Columbia Bank and Freehold Bank. We cannot predict what assessment rates will be in the future.

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

Federal Home Loan Bank System. Columbia Bank and Freehold Bank are both members of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a members of the FHLB of New York, Columbia Bank and Freehold Bank are required to purchase and hold shares of capital stock in the FHLB of New York. As of December 31, 2021, both Columbia Bank and Freehold Bank were in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral and limiting total advances to a member.

Other Regulations. Interest and other charges collected or contracted for by Columbia Bank and Freehold Bank are subject to state usury laws and federal laws concerning interest rates. The operations of Columbia Bank and Freehold Bank are also subject to federal laws applicable to credit transactions, such as the:

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

The operations of Columbia Bank and Freehold Bank also are subject to the:

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

Holding Company Regulation

General. The Company and the MHC are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, the Company and the MHC are registered with the Federal Reserve Board and are subject to the regulation, examination, supervision and reporting requirements applicable to savings and loan holding companies and mutual holding companies. As a result of Columbia Bank’s election to be treated as a covered savings association, the Federal Reserve Board will generally treat the Company and the MHC as bank holding companies even though they remain savings and loan holding companies under existing law. In addition, the Federal Reserve Board has enforcement authority over the Company, the MHC and their non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.

Permissible Activities. Due to Columbia Bank’s status as a covered savings association, the activities of the Company and the MHC are generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. Federal law prohibits a holding company, including the Company and the MHC, directly or indirectly, or through one or more subsidiaries, from acquiring control of more than 5% of another financial institution or financial institution holding company, without prior Federal Reserve Board approval.

In evaluating applications by holding companies to acquire other financial institutions, the Federal Reserve Board considers factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

Capital. Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish for all bank and savings and loan holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. The Company is subject to consolidated regulatory capital requirements that are similar to those that apply to Columbia Bank and Freehold Bank.

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

Waivers of Dividends by Columbia Bank MHC. The Company may pay dividends on its common stock to public stockholders. If it does, it is also required to pay dividends to the MHC, unless the MHC elects to waive the receipt of dividends. Under the Dodd-Frank Act, the MHC must receive the approval of the Federal Reserve Board before it may waive the receipt of any dividends from the Company. The Federal Reserve Board has issued an interim final rule providing that it will not object to dividend waivers under certain circumstances, including circumstances where the waiver is not detrimental to the safe and sound operation of the savings association and a majority of the mutual holding company’s members have approved the waiver of dividends by the mutual holding company within the previous twelve months. In addition, for a “non-grandfathered” mutual holding company such as the MHC, each of our officers and directors, and any tax-qualified stock benefit plan or non-tax-qualified stock benefit plan in which such individual participates that holds any shares of stock to which the waiver would apply, must waive the right to receive any such dividend declared. The Federal Reserve Board’s current position is to not permit a non-grandfathered savings and loan or bank holding company to waive dividends declared by its subsidiary. In addition, any dividends waived by the MHC must be considered in determining an appropriate exchange ratio in the event of a second step conversion of the mutual holding company to stock form.

Conversion of Columbia Bank MHC to Stock Form. Federal Reserve Board regulations permit the MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction, a new stock holding company would be formed as the successor to the Company (the “New Holding Company”), the MHC’s corporate existence would end, and certain depositors and borrowers of Columbia Bank and Freehold Bank would receive the right to subscribe for shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than the MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in the Company immediately prior to the Conversion Transaction. Any Conversion Transaction would be subject to approvals by Minority Stockholders and members of the MHC. Minority Stockholders will not be able to force a Conversion Transaction without the consent of the MHC since such transaction also requires, under federal corporate law, the approval of a majority of all of the outstanding voting stock, which can only be achieved if the MHC voted to approve such transaction.

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

Personnel

As of December 31, 2021, we had 645 full-time employees and 69 part-time employees, none of whom is represented by a collective bargaining unit. We believe that our relationship with our employees is good.

Human Capital Management

We consider our employees to be our most valuable asset and we promote an environment that is both rewarding and challenging. We offer many different programs and initiatives to develop our workforce and to ensure the work culture matches our mission of offering a challenging and rewarding work environment for employees while promoting programs that support wellness and the quality of employees’ lives. We encourage our employees to get involved with their communities and through “Team Columbia” our employees participate in many outreach programs and volunteer events. In addition, we host various employee events such as the Annual Service Awards Dinner, Community Service Dinner and holiday events to further promote our culture and to provide opportunities for employee engagement. Though many of these events were postponed during the pandemic, we were able to bring some of the programs back to be in person. In addition, we continued to hold other virtual events and town halls to connect with our employees and to keep communication strong.

At December 31, 2021, we employed 714 full and part time employees throughout the state of New Jersey. During the year ended December 31, 2021, we hired 177 employees, 27 of those in conjunction with the Freehold Bank acquisition. Our voluntary turnover rate was 10.6% and the involuntary turnover was 10.1% in 2021. The voluntary and involuntary turnover rates were slightly higher than the year ended December 31, 2020. The increase in turnover rates was influenced by technology and remote work rules in the COVID-19 era which make it easier for individuals to change jobs more frequently.

Retention

In order to retain our talented workforce, we provide a competitive compensation and benefits program to help meet the needs of our employees. We monitor salaries on a regular basis participating in various external salary surveys and analyzing internal reports to ensure market competitiveness and internal equity. We also offer annual incentive programs to further reward our employees based on their performance.

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

The Human Resources Department continues to enhance our wellness programs to establish an environment that promotes a holistic approach to well-being that includes: healthy lifestyles, financial stability, mental well-being, and decreases the risk of disease, and improves the quality of employee life. These programs enhance our employee experience by giving our employees the tools necessary to create a healthier lifestyle through the promotion of healthy diets, workplace activities, exercise programs and wellness seminars. Active participants in wellness programs enjoy health insurance cost advantages. We have also created wellness and quiet rooms in the Company's corporate headquarters for people to be able to take breaks or attend to personal matters. All of these programs are intended to make us an employer of choice.

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

To support our communication and training initiatives during the COVID-19 pandemic, we implemented a learning management system, a new virtual classroom and an eLearning authoring tool that allowed all job functional and soft skills training to continue to be offered at a distance for all colleagues, and we continue these virtual learning opportunities today. We also provided training on the collaboration tools that were rolled out by our Information Technology Department. All training initiatives continued to be offered in spite of the pandemic.

Talent Management

Our Human Resources and Learning and Development Departments have action plans designed specifically to facilitate the screening, acquisition, development, and performance management of a talent pool that aligns with the initiatives of the Company, including promoting quality customer service and enhancing the client experience throughout Columbia Bank. We have funded significant technological investments, including the upgrade of our core banking platform, loan origination systems, document imaging systems, and business intelligence reporting. While these new systems provide enhanced features for customers and automation of routine tasks for staff, they require specialized technical skills to operate and administer. Based on our strategic objectives, acquiring and developing a talent pool of well-educated and technically-skilled professionals is essential to support our growth plans over the next decade.

Diversity, Equity and Inclusion

Our Diversity, Equity and Inclusion ("DEI") strategy focuses on increasing representation, education, teamwork and collaboration. We have also built a DEI task force made up of employees across the Company to support additional events that support the diverse employees and clients we support. We practice equity recruiting practices to find top diverse talent and onboard them into the Company. In addition, we include DEI perspectives in our social media, marketing and branding strategy. We believe that as our footprint grows our brand will expand to reflect the diverse range of clients and communities we support. In 2021, the Company implemented an Environmental Social Governance ("ESG") program which included the establishment of a committee and a designated Diversity Officer, which are supported by various cross functional members of the Company. To ensure proper tracking and communication of ESG initiatives, a consultant was engaged to quantify the actions the Company takes to serve as a responsible corporate citizen. We also established eight Employee Resource Groups to further promote an inclusive work environment.

At the Company, we believe that diversity is a core tenet of our future success. A diverse Board of Directors and workforce increase our creativity and innovation, promote higher quality decisions, enhance economic growth, and represent the stockholders and customers we serve.

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

Succession Planning

Succession planning is a critical driver of our transformation. Succession planning efforts are helping our organization become what it needs to be, rather than simply recreating the existing organization. We have programs in place to support these initiatives: Associate Development Program, Career Development Program, Leadership Development Program, Stonier/Wharton School Program, and new ones are being rolled out. We have active support of top leadership and have linked succession to strategic planning. We implemented a new online interactive performance management system and process that includes a 9 box grid (production and performance exercises) to identify talent from multiple organizational levels, early in careers, or with critical skills and leadership potential. There is emphasis on developmental assignments in addition to formal training. Along the way, we are addressing specific human capital challenges, such as diversity, leadership capacity, and retention.

Workplace Safety

We have policies and programs in place that protect our employees and invest in their well-being.

As the threat of the COVID-19 pandemic became clear, we took significant steps to protect the health and safety of our employees. We also provided our employees various outlets to gain emotional assistance during this time through our Employee Assistance Program and webinars provided by our healthcare provider. We provided employees a safe workplace throughout the pandemic both in the branches and back office departments and implemented technologies for a remote work environment and to accommodate remote workers. We established service level agreements for the work from home environment communicating expectations to employees and receiving employee agreement to the execution of these expectations. These agreements are monitored on a regular basis. The pandemic required us to modify our facilities to provide additional precautions to ensure the safety of our staff and customers. It is expected that these regiments will continue in 2022. We have recently completed a renovation of our corporate headquarters facility that will allow for the envisioned growth of existing department staff and operations consistent with our strategic growth objectives.

Subsidiaries

Columbia Financial’s sole banking subsidiaries are Columbia Bank and Freehold Bank. Columbia Financial also maintains two trust subsidiaries, Columbia Financial Capital Trust I (a Delaware statutory trust) and Stewardship Statutory Trust I (a Delaware statutory trust), that were formed in connection with the prior issuance of trust preferred securities. Stewardship Statutory Trust I was acquired by the Company as a result of its acquisition of Stewardship in November 2019.

Columbia Bank’s active subsidiaries are as follows:

First Jersey Title Services, Inc., a title insurance agency that we acquired in 2002. At December 31, 2021, total assets were approximately $17.8 million. For the year ended December 31, 2021, First Jersey Title Services, Inc. had net income of approximately $1.2 million.

1901 Commercial Management Co. LLC, which was established in 2009 to hold commercial other real estate owned, and 1901 Residential Management Co. LLC, which was established in 2009 to hold residential other real estate owned. At December 31, 2021, these subsidiaries both held $100,000 in total assets.

2500 Broadway Corp. is a passive investment company that holds an investment in CSB Realty Corp. At December 31, 2021, total assets were approximately $5.5 billion.

CSB Realty Corp., which is a majority owned subsidiary of 2500 Broadway Corp. CSB Realty Corp. is a real estate investment trust which holds commercial real estate, mortgage and home equity loans for investment. At December 31, 2021, total assets were approximately $4.8 billion.

Stewardship Realty LLC, which was formed in 2005 and acquired by the Company as a result of its acquisition of Stewardship Financial in November 2019, is a New Jersey limited liability company that owns and manages property located at 612 Godwin Avenue Midland Park, New Jersey. At December 31, 2021, total assets were approximately $2.2 million.

Columbia Bank also currently maintains three inactive subsidiaries: (i) Columbia Investment Services, Inc., (ii) Real Estate Management Corp, LLC and (iii) Plaza Financial Services, Inc.

Freehold S & L Service Corporation is an inactive wholly-owned subsidiary of Freehold Bank.

Information About Our Executive Officers

Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as executive officers:

Name	Position
Thomas J. Kemly	President and Chief Executive Officer
E. Thomas Allen, Jr.	Senior Executive Vice President and Chief Operating Officer
Dennis E. Gibney, CFA	Executive Vice President and Chief Financial Officer
Damodaram Bashyam **	Executive Vice President and Chief Information and Digital Officer
W. Justin Jennings	Executive Vice President and Operations Officer
Geri M. Kelly	Executive Vice President and Human Resources Officer
John Klimowich	Executive Vice President and Chief Risk Officer
Mark S. Krukar *	Executive Vice President and Chief Credit Officer
Oliver E. Lewis, Jr.	Executive Vice President and Head of Commercial Banking
Brian W. Murphy *	Executive Vice President and Operations Officer
Allyson Schlesinger	Executive Vice President and Head of Consumer Banking

* Mr. Murphy and Mr. Krukar will be retiring from the Company during 2022.
** Mr. Bashyam has notified the Company that he will resign effective March 4, 2022.

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for the period indicated below. Ages presented are as of December 31, 2021.

E. Thomas Allen, Jr. was appointed Senior Executive Vice President, Chief Operating Officer of Columbia Bank on December 24, 2014. Mr. Allen began his career with Columbia Bank on October 17, 1994 and held various positions in the finance department. He was promoted to Treasurer in 1996, appointed Vice President, Treasurer in 1998, and named Senior Vice President, Treasurer in 2001. In 2002, Mr. Allen was promoted to Executive Vice President, Chief Financial Officer and served in that capacity until his appointment to Senior Executive Vice President, Chief Operating Officer. Mr. Allen holds a BS/BA in Banking & Finance from the University of Missouri and an MBA in Financial Management from Pace University. Age 64.

Dennis E. Gibney, CFA was appointed Executive Vice President and Chief Financial Officer of Columbia Bank in 2014. Prior to joining Columbia Bank, Mr. Gibney worked for FinPro, Inc. a bank consulting firm, and its wholly owned investment banking subsidiary, FinPro Capital Advisors, Inc., for 17 years. While at FinPro, Mr. Gibney worked on mergers and acquisitions, mutual-to-stock conversions, corporate valuations, strategic planning and interest rate risk management engagements for community banks. Mr. Gibney graduated Magna Cum Laude from Babson College with a triple major in Finance, Investments and Economics. He is a CFA Charterholder and a member of the New York Society of Security Analysts. Age 48.

Damodaram Bashyam was appointed Executive Vice President and Chief Information and Digital Officer of Columbia Bank in December 2019. Prior to joining Columbia Bank, Mr. Bashyam served as Managing Director and Chief Technology Officer at JP Morgan Chase from January 2018 to December 2019, where he was responsible for all aspects of technology delivery for consumer banking. Mr. Bashyam previously served as Vice President, Information Technology for Verizon Wireless from 2013 to 2017, and in various other capacities with Verizon Wireless from 1998 to 2012. Mr. Bashyam has notified the Company that he will resign from the Company effective March 4, 2022. Mr. Bashyam holds an Executive MBA in General Management from the Kellogg School of Management, a Master’s degree in Information Systems from the Stevens Institute of Management and a Bachelor’s degree in Computer Science and Engineering from Bangalore University in Karnataka, India. Age 49.

W. Justin Jennings was appointed Executive Vice President, Operations Officer of Columbia Bank in January 2022. Prior to joining Columbia Bank, Mr. Jennings served in various positions with JP Morgan Chase & Co. since 2004. Most recently, Mr. Jennings served as Executive Director, Head of Treasury Services – Community Development Banking at JP Morgan Chase & Co. from 2020 to January 2022, served as Executive Director, Client Service Director – Commercial Real Estate at JP Morgan Chase & Co. from 2015 to 2020 and served as Executive Director, Senior Business Manager – Commercial Banking Client Services at JP Morgan Chase & Co. from 2013 to 2015. Mr. Jennings holds a Bachelor’s degree in Sociology from The Ohio State University and received an MBA from the University of Notre Dame’s Mendoza School of Business. Age 40.

Geri M. Kelly was appointed Executive Vice President, Human Resources Officer of Columbia Bank on January 1, 2012. Ms. Kelly began her career at Columbia Bank in December 1979 and held various positions in the human resources department. In 1998,

Ms. Kelly was promoted to Vice President, Human Resources Officer and in December 2000 she was promoted to Senior Vice President, Human Resources Officer. Ms. Kelly served Columbia Bank in that capacity until her appointment to Executive Vice President, Human Resources Officer in 2012. She graduated from Douglass College with a Bachelor’s of Arts degree in Foreign Languages and received her Masters of Business Administration from Rutgers University. Age 64.

John Klimowich was appointed Executive Vice President and Chief Risk Officer of Columbia Bank on October 5, 2013. Mr. Klimowich began working for Columbia Bank in November 1985 and held various positions in the accounting department. Mr. Klimowich was promoted to Senior Vice President, Controller in March 2002 and served Columbia Bank in that capacity until his appointment as Executive Vice President and Chief Risk Officer in 2013. Mr. Klimowich holds a Bachelor’s degree in Economics from William Paterson University and an MBA in Accounting from Seton Hall University. Age 58.

Mark S. Krukar was appointed Executive Vice President and Chief Credit Officer of Columbia Bank in September 2018. He previously served as Executive Vice President and Chief Lending Officer of Columbia Bank in April 2012. Mr. Krukar began his career at Columbia Bank in December 1987 as a Commercial Lender and was promoted to Vice President/Commercial Lending in April 1995. Mr. Krukar was named Senior Vice President/Commercial Lending in 2002 and served in that capacity until he was promoted to Executive Vice President and Chief Lending Officer in 2012. Mr. Krukar has notified the Company that he will retire from the Company during 2022. Mr. Krukar graduated Magna Cum Laude with a Bachelor’s degree in Finance and received an MBA in Finance, both from Fairleigh Dickinson University. Age 61.

Oliver E. Lewis, Jr. was appointed Executive Vice President and Head of Commercial Banking of Columbia Bank in January 2021. Mr. Lewis began working for Columbia Bank in May 2019 and served as Senior Vice President, Commercial Banking Market Manager until his appointment as Executive Vice President and Head of Commercial Banking. In this role, Mr. Lewis is responsible for the commercial banking division consisting of Columbia Bank's commercial & industrial, SBA, middle market, commercial real estate and construction lending activities, treasury management sales and the business development department. Prior to joining Columbia Bank, Mr. Lewis served as a Market Executive at JP Morgan Chase and Treasury Services, Regional Sales Executive. Mr. Lewis holds a Bachelor’s degree in Aviation Administration from Embry-Riddle Aeronautical University and received an MBA from Rutgers University. Age 57.

Brian W. Murphy was appointed Executive Vice President, Operations of Columbia Bank in March 2009. Mr. Murphy began his career at Columbia Bank as a Management Trainee in 1981 and held various positions in the retail department. In 1996, Mr. Murphy became Columbia Bank’s Branch Administrator and was promoted to Senior Vice President in 2001. He served Columbia Bank in that capacity until his appointment to Executive Vice President, Operations in 2009. Mr. Murphy has notified the Company that he will retire from the Company during 2022. Mr. Murphy holds a Bachelor’s degree in Accounting from William Paterson University. Age 62.

Allyson Schlesinger was appointed Executive Vice President and Head of Consumer Banking of Columbia Bank in September 2018. In this role, Ms. Schlesinger is responsible for the retail banking, retail lending, wealth management and marketing divisions of Columbia Bank. Ms. Schlesinger was previously with Citigroup, Inc. for 25 years, most recently as its Managing Director, U.S. Retail and Division Manager for Citigroup, Inc. in the New York City and New Jersey markets. Ms. Schlesinger holds a Bachelor’s degree from the University of Michigan. Age 50.

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

The COVID-19 pandemic created a global public-health crisis that resulted in challenging economic conditions for households and businesses and has negatively affected our business. The economic impact of the COVID-19 pandemic impacted a broad range of industries, although many areas of consumer spending have rebounded since the initial onset of the COVID-19 pandemic.

The extent to which COVID-19 will continue to negatively affect our business is unknown and will depend on the rate of continued spread of the virus, the overall severity of the disease and of new variants of the virus, the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or treat its effects, including the successful implementation of vaccination programs, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. The longer the pandemic persists, the more material the ultimate effects are likely to be.

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

There is also currently uncertainty surrounding the future economic conditions that will emerge in the years following the start of the COVID-19 pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. We continue to have borrowers that have deferred payments on their loans, and we recognize that borrowers in certain industries are experiencing a slower recovery than certain other industries. We deferred foreclosures on certain one-to-four family loans as a result of federal and state foreclosure moratoriums, and now that foreclosures have resumed, we could experience losses on the impacted loans.

Risks Related to Our Lending Activities

Our multifamily and commercial real estate lending practices expose us to increased lending risks and related loan losses.

At December 31, 2021, our multifamily and commercial real estate loan portfolios totaled $3.2 billion, or 50.8% of our total loan portfolio. Our current business strategy is to continue our originations of multifamily and commercial real estate loans. These loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Further, we may increase our loans to individual borrowers, which would result in larger loan balances. To the extent that borrowers have more than one multifamily or commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by multifamily or commercial real estate properties, become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our earnings and financial condition.

Imposition of limits by the bank regulators on commercial and multifamily real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. The balance of these real estate loans represented 236.5% of Columbia Bank’s total risk-based capital at December 31, 2021, and our commercial real estate loan portfolio increased by approximately 9.1% during the preceding 36 months.

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

We originate commercial construction loans, including speculative construction loans, primarily to professional builders for the construction and acquisition of personal residences, apartment buildings, retail, industrial/warehouse, office buildings and special purpose facilities. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. At December 31, 2021, $295.0 million, or 4.7%, of our loan portfolio, consisted of construction loans, of which $207.6 million, or 70.4% consisted of speculative construction loans. In addition, we originate residential construction loans primarily on a construction-to-permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, with respect to speculative construction loans, repayment often depends on the successful construction or development and ultimate sale of the property and, possibly, unrelated cash needs of the borrowers. Further, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness.

Our concentration of residential mortgage loans exposes us to increased lending risks.

At December 31, 2021, $2.1 billion, or 33.0%, of our loan portfolio was secured by one-to-four family real estate, a significant majority of which is located in the State of New Jersey, and to a lesser extent New York and Pennsylvania, and we intend to continue this type of lending in the foreseeable future. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the local housing market or in the markets in neighboring states in which we originate residential mortgage loans could reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

Mergers and acquisitions are currently a component of our business model and growth strategy. Since November 2019, we have acquired Atlantic Stewardship Bank, Roselle Bank and Freehold Bank and, in December 2021, we announced that we have entered into a definitive agreement to acquire RSI Bank. It is possible that we could acquire other banking institutions, other financial services companies or branches of banks in the future. Acquisitions typically involve the payment of a premium over book and trading values and, therefore, may result in the dilution of our tangible book value per share. Our ability to engage in future mergers and acquisitions depends on various factors, including: (1) our ability to identify suitable merger partners and acquisition opportunities; (2) our ability to finance and complete transactions on acceptable terms and at acceptable prices; and (3) our ability to receive the necessary regulatory and, when required, stockholder approvals. Our inability to engage in an acquisition or merger for any of these reasons could have an adverse impact on the implementation of our business strategies. Furthermore, mergers and acquisitions involve a number of risks and challenges, including (1) our ability to achieve planned synergies and to integrate the branches and operations we acquire, and the internal controls and regulatory functions into our current operations; (2) the integration process could adversely affect our ability to maintain relationships with existing customers; (3) the diversion of management’s attention from existing operations, which may adversely affect our ability to successfully conduct our business and negatively impact our financial results and (4) our ability to identify potential asset quality issues or contingent liabilities during the due diligence process.

If our acquisition of RSI Bank is completed, the pro forma combined company may exceed $10 billion in assets, which could result in increased costs and/or reduced revenues.

As of December 31, 2021, the Company had, on a consolidated basis, total assets of $9.2 billion. Based on our current total assets and growth strategy, and as a result of our pending acquisition of RSI Bank, we expect our total assets may exceed $10 billion in the near future. Accordingly, we will become subject to certain regulations that apply only to depository institution holding companies or depository institutions with total consolidated assets of $10 billion or more.

Debit card interchange fee restrictions set forth in Section 1075 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is known as the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that a debit card issuer may receive per transaction at the sum of $0.21 plus five basis points. A debit card issuer that adopts certain fraud prevention procedures may charge an additional $0.01 per transaction. Debit card issuers with total consolidated assets of less than $10 billion, which currently includes the Company, are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1st of the year following the calendar year in which the debit card issuer has total consolidated assets of $10 billion or more at calendar year-end. As a result, if our acquisition of RSI Bank is consummated in 2022, we may become subject to the interchange restrictions of the Durbin Amendment beginning July 1, 2023.

In addition, an insured depository institution with total assets of $10 billion or more is subject to supervision, examination, and enforcement with respect to consumer protection laws by the Consumer Financial Protection Bureau, or the CFPB. Under its current policies, the CFPB will assert jurisdiction in the first quarter after the call reports of merging insured depository institutions, on a combined basis, show total consolidated assets of $10 billion or more for four consecutive quarters ended prior to the merger. As a result, we could become subject to CFPB supervision, examination and enforcement at the beginning of the quarter following consummation of our acquisition of RSI Bank.

There are other regulatory requirements that apply to insured depository institution holding companies and insured depository institutions with total consolidated assets of $10 billion or more. These include, but are not limited to, (i) the establishment by publicly traded depository institution holding companies with $10 billion or more in assets of a risk committee responsible for oversight of enterprise-wide risk management practices that are commensurate with the entity’s structure, risk profile, complexity, activities and size and (ii) an institution with total consolidated assets of $10 billion or more no longer being entitled to benefit from the FDIC’s offset of the effect of the increase in the statutory minimum Deposit Insurance Fund reserve ratio to 1.35% from the former statutory minimum of 1.15% that is required for institutions with assets of less than $10 billion by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

In addition, Congress and/or regulatory agencies may impose new requirements or surcharges on these institutions in the future. The Economic Growth, Regulatory Reform, and Consumer Protection Act, which was enacted on May 24, 2018, includes provisions that, as they are implemented, relieve banking organizations with total consolidated assets of less than $10 billion (and that satisfy certain other conditions) from risk-based capital requirements, restrictions on proprietary trading and investment and sponsorship in hedge funds and private equity funds known as the Volcker Rule, and certain other regulatory requirements. Once we have total consolidated assets of $10 billion or more, we will no longer qualify for any of the foregoing relief.

There can be no assurance that the benefits of the merger will outweigh the regulatory costs resulting from the Company having total consolidated assets of $10 billion or more. The increased regulatory costs resulting from the Company having total consolidated assets of $10 billion or more may negatively impact the Company’s revenue and earnings.

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

We are subject to significant interest rate risk as a financial institution with a high percentage of fixed rate loans and certificates of deposit on our balance sheet. From 2015 to 2018 the Federal Reserve Board’s Open Market Committee increased its federal funds rate target from a range of 0.00% to 0.25% to a range of 2.25% to 2.50%. However, beginning in July 2019, the Committee began lowering the target rate in response to a slowing economy, and in March 2020, lowered their target rate back to 0.00% to 0.25% in response to the economic impacts of the COVID-19 crisis. This resulted in a steepening of the yield curve to a flattening of the curve as long-term rates fell shortly thereafter. Our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay their loans, particularly adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.

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

These changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as New Jersey and New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

Municipal deposits are an important source of funds for us and a reduced level of such deposits may hurt our profits.

Municipal deposits are an important source of funds for our lending and investment activities. At December 31, 2021, $702.0 million, or 9.3%, of our total deposits were comprised of municipal deposits, including public funds deposits from local government entities primarily domiciled in the State of New Jersey. Given our use of these high-average balance municipal deposits as a source of funds, our inability to retain such funds could have an adverse effect on our liquidity. In addition, our municipal deposits are primarily demand deposit accounts or short-term deposits and therefore are more sensitive to changes in interest rates. If we are forced to pay higher rates on our municipal deposits to retain those funds, or if we are unable to retain those funds and we are forced to turn to borrowing sources for our lending and investment activities, the interest expense associated with such borrowings may be higher than the rates we are paying on our municipal deposits, which could adversely affect our net income.

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

Our profitability depends upon our continued ability to compete successfully in our market area. We face intense competition both in making loans and attracting deposits. We continue to face stiff competition for one-to-four family residential loans from other financial service providers, including large national residential lenders and local community banks. Other competitors for one-to-four family residential loans include credit unions and mortgage brokers which keep overhead costs and mortgage rates down by selling loans and not holding or servicing them. Our competitors for commercial real estate and multifamily loans include other community banks, commercial lenders and insurance companies, some of which are larger than us and have greater resources and lending limits than we have and offer services that we do not provide, along with government agencies such as Freddie Mac, Fannie Mae and Ginnie Mae. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. We expect competition to remain strong in the future.

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

Climate change, severe weather, global pandemics, natural disasters, and other external events could significantly impact our business.

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

Federal regulatory agencies have the ability to take strong supervisory actions against financial institutions that have experienced increased loan production and losses and other underwriting weaknesses or have compliance weaknesses. These actions include the entering into of formal or informal written agreements and cease and desist orders that place certain limitations on their operations, and/or they can impose fines. If we were to become subject to a regulatory action, such action could negatively impact our ability to execute our business plan, and result in operational restrictions, as well as our ability to grow, pay dividends, repurchase stock or engage in mergers and acquisitions. See “Item 1: Business -Regulation and Supervision-Federal Banking Regulations-Capital Requirements” for a discussion of regulatory capital requirements.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stockholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stockholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or shareholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

Changes to LIBOR may adversely impact the value of, and the return on, our loans, securities and derivatives which are indexed to LIBOR

We have loans, securities and debt obligations whose interest rate is indexed to the London InterBank Offered Rate (LIBOR).

In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, authorities announced a plan to extend the date that most U.S. LIBOR values would cease being published from December 31, 2021 to June 30, 2023. The announcement means the continuation of LIBOR cannot be guaranteed after June 30, 2023.

In the United States, the Alternative Reference Rate Committee ("ARRC"), a group of diverse private-market participants assembled by the Federal Reserve Board and the Federal Reserve Bank of New York, was tasked with identifying alternative reference interest rates to replace LIBOR. The Secured Overnight Finance Rate ("SOFR") has emerged as the ARRC's preferred alternative rate for LIBOR; however, other market alternatives have been developed. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities in the repurchase agreement market. The use of SOFR continues to steadily grow. At this time, it is not possible to predict how markets will respond to alternative reference rates as markets continue to transition away from LIBOR.

The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor index to LIBOR would be selected. If a trigger is satisfied, contracts and financial instruments may give us or the calculation agent, as applicable, discretion over the selection of the substitute index for the calculation of interest rates. The implementation of a substitute index or the calculation of interest rates under our loan agreements may result in us incurring significant expenses in effecting the transition and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index, any of which could have an adverse effect on our results of operations. We continue to develop and implement plans to mitigate the risks associated with the expected discontinuation of LIBOR.

The implementation of the Current Expected Credit Loss accounting standard could require us to increase our allowance for credit losses and may have a material adverse effect on our financial condition and results of operations.

Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments became effective for the Company on January 1, 2022. ASU No. 2016-13 replaced the incurred loss model with an expected loss model, which is referred to as the current expected credit loss model, or CECL. This standard requires earlier recognition of expected credit losses on loans and certain other instruments, compared to the incurred loss model. The adoption of CECL can result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, can have an adverse effect on the Company’s financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

    None.

Item 2.    Properties

We conduct our business through (i) Columbia Bank’s main office and 62 branch offices located in Bergen, Passaic, Morris, Essex, Union, Middlesex, Monmouth, Burlington, Camden, Gloucester, Somerset and Hunterdon Counties in New Jersey and (ii) Freehold Bank’s two branch offices in Monmouth County, New Jersey. We own 31 properties and lease the other 33 properties. First Jersey Title Services, Inc. operates within one of Columbia Bank’s branch facilities.

Item 3.    Legal Proceedings

From time to time, we are involved in routine legal proceedings in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to our financial condition, results of operations and cash flows.

Item 4.    Mine Safety Disclosures

    None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing and Holders

The Company’s common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol “CLBK.” As of February 22, 2022 the Company had approximately 3,594 holders of record of common stock.

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

Dividends we can declare and pay will depend, in part, upon receipt of dividends from Columbia Bank and, to a lesser extent, Freehold Bank. Regulations of the Federal Reserve Board and the Office of the Comptroller of the Currency impose limitations on “capital distributions” by savings institutions. See “Item 1: Business-Regulation And Supervision-Federal Banking Regulations-Capital Distributions.”

Stock Performance Graph

The following graph provided by S&P Global Market Intelligence compares the cumulative total return of the Company’s common stock with the cumulative total return of the Nasdaq Composite Index, and S&P Composite 1500 Thrifts & Mortgage Finance Index. The graph assumes $100 was invested on April 20, 2018, at the end of the first day of trading of the Company’s common stock. Cumulative total return assumes reinvestment of all dividends. The performance graph is being furnished solely to accompany this report pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Total Return Performance
Index Value
250
200
150
100
50
4/20/2018
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Columbia Financial, Inc.
NASDAQ Composite Index
S&P Composite 1500 Thrifts & Mortgage Finance Index

	Period Ending
Index	4/20/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Columbia Financial, Inc.	100.00	99.16	109.86	100.91	135.28
NASDAQ Composite Index	100.00	93.59	127.93	185.39	226.50
S&P Composite 1500 Thrifts & Mortgage Finance Index	100.00	80.24	109.04	102.95	126.98
__________________________________
Source: S&P Global Market Intelligence

Equity Compensation Plan Information
    The following table sets forth information about the Company’s common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2021:

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders:
2019 Equity Incentive Plan	3,637,542	$15.73	2,012,505
Equity compensation plans not yet approved by stockholders:
None.	—	—	—
Total	3,637,542	$15.73	2,012,505

Issuer Purchases of Equity Securities

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2021:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2021	16,879	$18.52	16,879	1,218,639
November 1 - 30, 2021	30,000	18.43	30,000	1,188,639
December 1 - 31, 2021	1,399,574	20.25	1,374,700	4,813,939
Total	1,446,453	$20.18	1,421,579

(1)    On February 1, 2021, the Company announced that its Board of Directors authorized a new stock repurchase program to acquire up to 5,000,000 shares of the Company's then issued and outstanding common stock, commencing upon the completion of the repurchase of the remaining shares under the Company's existing stock repurchase program that was approved in September 2020. On December 6, 2021, the Company announced that the Company’s Board of Directors has authorized a new stock repurchase program to acquire up to 5,000,000 shares, or approximately 4.6%, of the Company's currently issued and outstanding common stock, commencing upon the completion of the Company’s stock repurchase program announced on February 1, 2021.

(2)    During the three months ended December 31, 2021, 21,653 shares were repurchased pursuant to forfeitures and 3,221 shares were repurchased for taxes related to the 2019 Equity Incentive Plan and not as part of a share repurchase program.

Item 6.    Reserved

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

The non-interest expense we incur in operating our business consists of salaries and employee benefits expenses, occupancy expenses, depreciation, amortization and maintenance expenses, data processing and software expenses and other miscellaneous expenses, such as loan expenses, advertising, insurance, professional services and federal deposit insurance premiums. Our largest non-interest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits.

Our business results are impacted by the pace of economic growth and the level of market interest rates, and the difference between short-term and long-term rates. The Federal Reserve Board is expected to increase rates in the foreseeable future after keeping rates stable since March 2020. The Federal Reserve reduced rates by 75 basis points in 2019, and in response to COVID-19, reduced rates again by 150 basis points in March 2020. Throughout this period, competition among banks to secure new customers, loans and deposits has remained fierce, and interest rate spreads have again declined over the last few years. We continue to adhere to our prudent underwriting standards and are committed to originating quality loans. Additionally, we have maintained relatively low levels of non-performing assets, past due loans and charge-offs, through all economic environments.

Business Strategy

Our business strategy is to continue to operate and grow Columbia Bank as a profitable community-oriented financial institution and to continue to shift our focus to more business-oriented commercial banking. We plan to achieve this by:

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

Historically, our commercial loan products have consisted primarily of loans secured by multifamily and commercial real estate and construction loans. As part of our growth strategy, we intend to continue our increased focus on commercial business lending, which offers shorter terms and variable rates, helps to manage interest rate risk exposure, and provides us with an opportunity to offer a full range of our products and services, including cash management, and deposit products to commercial customers. In 2021, our commercial business loans decreased 39.9% from the year ended December 31, 2020, which was due primarily due to the sale of

SBA PPP loans which represented 45.7% of the commercial business portfolio at December 31, 2020. Historically, we have focused on lending in New Jersey with only a minimal volume from neighboring states, but anticipate that we will increase the amount of loans originated outside New Jersey as we continue to grow our commercial loan business. We anticipate that any such expansion of our commercial lending to market areas outside New Jersey will increase lending and deposit opportunities in those areas and provide geographic diversification within our portfolio.

Continuing to emphasize the origination of one-to- four family residential mortgage loans.

At December 31, 2021, $2.1 billion, or 33.0%, of our total loan portfolio consisted of one-to-four family residential mortgage loans. Although we expect to shift the mix of our loans over time, from residential mortgage loans, toward commercial loans, we intend to continue to emphasize the origination of one-to-four family residential mortgage loans in the future. We believe there are opportunities to maintain and increase our residential mortgage lending in our market area, and we have made efforts to take advantage of these opportunities by increasing our origination channels.

We originate one-to-four family residential mortgage loans for our own portfolio but periodically Columbia Bank sells loans to third party investors with servicing retained. We offer fixed-rate and adjustable-rate residential mortgage loans, which totaled $2.0 billion and $131.3 million, respectively, at December 31, 2021. To increase the origination of adjustable-rate loans, we intend to continue originating loans that bear a fixed interest rate for a period of up to seven years after which they convert to one-year adjustable-rate loans.

Increasing fee income through continued growth of fee-based activities.

We intend to focus on growing our existing title insurance business, expanding the scope of the wealth management services we provide, and increasing our revenues from loan servicing activities to increase the amount of fees earned from our fee-based businesses. Presently, the majority of our revenue comes from net interest income and less than 13% from other sources, including title insurance fees, loan and deposit fees, bank-owned life insurance and gains and losses on the sales of securities and loans. We expect to increase fee income from enhancing interchange services, generating additional commercial loan swap fee income and expanding treasury services.

We currently offer title insurance services through our title insurance agency and offer wealth management services through a third-party networking arrangement. In order to expand both of these services and to grow our wealth management business, we have considered the acquisition of title insurance agencies and wealth management businesses in recent years and expect to actively pursue the acquisition of such fee-based businesses, as well as considering the acquisition of other fee-based businesses such as insurance agencies and specialty lending companies. We continue to explore and evaluate acquisition opportunities of fee-based businesses, but we currently have no understandings or agreements with respect to any such acquisitions, other than our definitive agreement to acquire RSI Bank, which currently has an insurance agency subsidiary.

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

Our growth strategy also includes the acquisition of other financial institutions within our market area as well as in neighboring states. On November 1, 2019, we completed our acquisition of Stewardship Financial and its wholly owned subsidiary, Atlantic Stewardship Bank, on April 1, 2020 we completed our acquisition of the Roselle Entities and on December 1, 2021 we completed our acquisition of the Freehold Entities. On December 1, 2021, we also announced that we have entered into an agreement and plan of merger to acquire the RSI Entities. We intend to continue to actively pursue the acquisition of banks and thrifts, including thrifts in the mutual and mutual holding company structure. In the past, we have relied upon organic growth rather than acquisitions to grow our franchise, and there is no guarantee that we will be successful in pursuing our acquisition strategy.

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

We have embraced the latest technological developments in the banking industry, which we believe allows us to better leverage our employees by enabling them focus on developing customer relationships, generate retail deposits in an efficient manner, expand the suite of products that we can offer to customers and allow us to compete more efficiently and effectively as we grow. In 2019, we implemented a new commercial loan underwriting and a new relationship monitoring system to better support and manage our commercial customer base. In 2020, faced with the COVID-19 pandemic, we were able to quickly enable remote employee access via the Digital Workplaces initiative, accelerating the release of several digital banking and other Fintech solutions to support our customers. We introduced a new digital mortgage system which greatly expedited the handling of mortgage, home equity and HELOC applications. In 2021 we introduced a digital small business lending solution, online chat and appointment scheduling and a credit card platform. We expect to continue to enhance our digital technology platforms to provide more appealing products and services to our customers and support our sales and marketing initiatives. Currently, we are in the process of upgrading our current company-wide technology infrastructure to support both organic and inorganic growth.

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

In recent years, we have enhanced our image and brand recognition within our marketplace for banking services. Our strategy continues to be focused on providing quality customer service through our convenient branch network, supported by our Call Center, where customers can speak with a representative to answer questions and resolve issues during business and extended hours. We believe that our ability to close transactions and deliver our services in a timely manner is attractive to our customers and distinguishes us from other financial institutions that operate in our marketplace. Our customers enjoy access to senior executives and decision makers and the value it brings to their businesses. We also offer convenient online and mobile banking tools for customers to transact business anytime and anywhere.

We believe that many opportunities remain to deliver what our customers want in the form of exceptional service and convenience and we intend to continue to focus our operating strategy on taking advantage of these opportunities.

Employing a stockholder-focused management of capital.

We intend to manage our capital position through the growth of assets, as well as the utilization of appropriate capital management tools, consistent with applicable regulations and policies, and subject to market conditions. Under Federal Reserve Board regulations, we were prohibited from repurchasing shares of our common stock for one year following our minority public offering that was completed in April 2018. Since June 2019, we have announced four stock repurchase programs under which we have repurchased an aggregated of 17,186,061 shares of common stock as of December 31, 2021. Most recently, on December 6, 2021, we announced that our Board of Directors authorized a new stock repurchase program to acquire up to 5,000,000 shares, or approximately 4.6%, of our then currently issued and outstanding common stock, commencing upon the completion of our existing stock repurchase program that was approved in February 2021.

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

COVID-19

To assist customers impacted by the COVID-19 pandemic, the Company granted commercial loan modification requests with respect to multifamily, commercial, and construction real estate loans and consumer-related loan modification requests with respect to one-to-four family real estate loans and home equity loans and advances to our customers affected by the COVID-19 pandemic. Commercial loan modification requests included various industries and property types. Approximately $1 billion in loans received some variation of deferral. At December 31, 2021, four loans remained on deferral for $24.3 million, a decrease of $60.8 million, compared to $85.1 million at December 31, 2020. These short-term loan modifications are treated in accordance with Section 4013 of the CARES Act and are not treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears. The Consolidated Appropriations Act, 2021, which was enacted in late December 2020, extended certain provisions of the CARES Act through January 1, 2022, including provisions permitting loan deferral extension requests to not be treated as troubled debt restructurings.

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

The allowance for loan losses for loans collectively evaluated for impairment consists of both quantitative and qualitative loss components established for estimated losses inherent in the portfolio. The evaluation of the allowance for loan losses for loans collectively evaluated for impairment excludes impaired loans which are individually evaluated for impairment. We estimate the quantitative component of the allowance for loan losses for loans collectively evaluated for impairment by applying quantitative loss factors to loan segments by risk rating and determining qualitative adjustments to each loan segment at an overall level. Quantitative loss factors give consideration to historical loss experience and migration experience by loan type over a look-back period, adjusted for a loss emergence period. Qualitative adjustments give consideration to other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries and loan volumes, as well as national and local economic trends and conditions. Qualitative adjustments reflect risks in the loan portfolio not captured by the quantitative loss factors and, as such, are evaluated relative to risk levels present over the look-back period. The reserves resulting from the application of both the quantitative experiences and qualitative factors are combined to arrive at the allowance for loan losses for loans collectability evaluated for impairment.

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

Accrued or prepaid taxes represent the net estimated amount due to or to be received from tax jurisdictions either currently or in the future and are reported in other assets or other liabilities in our consolidated financial statements. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of December 31, 2021 and 2020. Therefore, the Company has no unrecognized income tax benefits as of those dates.

As of December 31, 2021, we had a net deferred tax liability totaling $9.7 million. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the federal deferred tax assets and that it is more likely than not that the benefits from certain state temporary differences will not be realized. In recognition of this risk, we have provided a valuation allowance of $2.0 million as of December 31, 2021 on the deferred tax assets related to state net operating losses.

Post-retirement Benefits. We provide certain health care and life insurance benefits, along with a split-dollar BOLI death benefit, to eligible retired employees. The cost of retiree health care and other benefits during the employees’ period of active service are accrued monthly. We account for benefits in accordance with ASC Topic 715 “Pension and Other Post-retirement Benefits.” The guidance requires an employer to: (a) recognize in the statement of financial position the over funded or underfunded status of a defined benefit post-retirement plan measured as the difference between the fair value of plan assets and the benefit obligations; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the Company's fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income (loss), net of tax, the actuarial gain and losses and the prior service costs and credits that arise during the period. These assets and liabilities and expenses are based upon actuarial assumptions including interest rates, rates of increase in compensation, expected rate of return on plan assets and the length of time we will have to provide those benefits. Actual results may differ from these assumptions. These assumptions are reviewed and updated at least annually and management believes the estimates are reasonable.

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

    Based on several analyses performed, as well as an implementation analysis utilizing existing exposures and forecasts of macroeconomic conditions at December 31, 2021, the adoption of ASU 2016-13 will result in a decrease of approximately 12%, net of tax, in our allowance for loan losses and our reserves for unfunded commitments.

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

Comparison of Financial Condition at December 31, 2021 and 2020

General

Total assets increased $425.6 million, or 4.8%, to $9.2 billion at December 31, 2021 from $8.8 billion at December 31, 2020. The increase in total assets was primarily attributable to increases in debt securities available for sale of $386.9 million, debt securities held to maturity of $167.0 million, loans receivable, net of $190.8 million, bank-owned life insurance of $14.7 million, and other assets of $39.8 million, partially offset by decreases in cash and cash equivalents of $352.0 million and Federal Home Loan Bank stock of $20.6 million. Increases were impacted by the acquisition of assets with fair values totaling $316.5 million in connection with the acquisition of the Freehold Entities. Total liabilities increased $357.8 million, or 4.6%, to $8.1 billion at December 31, 2021 from $7.8 billion at December 31, 2020. The increase was primarily attributable to an increase in total deposits of $791.6 million, or 11.7%, partially offset by a decrease in borrowings of $422.1 million, or 52.8%, and a decrease in accrued expenses and other liabilities of $15.7 million. The increase in total deposits consisted of increases in non-interest-bearing and interest-bearing demand deposits of $357.5 million and $410.8 million, respectively, and money market accounts and savings and club deposits of $69.0 million and $134.5 million, respectively, partially offset by a decrease in certificates of deposit accounts of $180.2 million. In addition, the increase in total deposits was impacted by the assumption of $210.1 million in deposits in connection with the acquisition of Freehold

Bank. Total stockholders’ equity increased $67.8 million, or 6.7%, to $1.1 billion at December 31, 2021 from $1.0 billion at December 31, 2020, primarily due to net income of $92.0 million, an increase in additional paid in capital of $47.2 million due to the issuance of 2,591,007 shares of Company common stock to Columbia Bank MHC in connection with the Freehold Bank acquisition, and a change in the pension obligation of $41.2 million, partially offset by the repurchase of 6,055,119 shares of common stock totaling $107.8 million under our stock repurchase program.

Securities

Debt securities available for sale and held to maturity increased $553.9 million, or 35.1%, to $2.1 billion at December 31, 2021 from $1.6 billion at December 31, 2020. The increase in securities during 2021 was primarily impacted by purchases of $870.8 million of securities primarily consisting of U.S. government and agency obligations, mortgage-backed securities and municipal securities, and $99.6 million in purchases of guarantor swaps with Freddie Mac, partially offset by maturities, calls and sales of $109.6 million in U.S. government and agency obligations, corporate debt and municipal securities, and repayments of $385.1 million. The increase also included the acquisition of $118.0 million in securities from Freehold Bank. The gross unrealized gain (loss) on debt securities available for sale decreased by $36.9 million during the year ended December 31, 2021. We continue to focus on maintaining a high quality securities portfolio that provides consistent cash flows in changing interest rate environments. At December 31, 2021, our total securities portfolio was 23.2% of total assets, as compared to 18.0% at December 31, 2020.

At December 31, 2021, 91.2% of the debt securities available for sale portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2021, corporate debt securities comprised the next largest segment of the available for sale portfolio, totaling 6.5%. At December 31, 2021, the remainder of our available for sale securities portfolio consisted of U.S. government and agency obligations and municipal obligations, which comprised 2.0% and 0.3%, respectively.

At December 31, 2021, 89.6% of the debt securities held to maturity portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2021, the remaining 10.4% of our held to maturity securities portfolio consisted of U.S. government and agency obligations.

To mitigate the credit risk related to our securities portfolio, we primarily invest in agency and highly-rated securities. As of December 31, 2021, approximately 94.5% of the total portfolio consisted of direct government obligations or government sponsored enterprise obligations, approximately 5.2% of the remaining portfolio was rated at least investment grade and approximately 0.3% of the remaining portfolio was not rated. Securities not rated consist primarily of short term municipal bond anticipation notes, private placement municipal notes issued and guaranteed by local municipal authorities, and equity securities.

The following table sets forth the amortized cost and fair value of securities at December 31, 2021, 2020 and 2019:

	At December 31,
	2021		2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$34,711	$34,879	$24,425	$25,549	$42,081	$42,386
Mortgage-backed securities and collateralized mortgage obligations	1,553,491	1,554,359	1,163,613	1,200,394	968,165	979,881
Municipal obligations	4,159	4,179	16,845	16,862	2,284	2,284
Corporate debt securities	109,018	110,430	67,628	69,477	68,613	69,180
Trust preferred securities	—	—	5,000	4,670	5,000	4,605
Total securities available for sale	$1,701,379	$1,703,847	$1,277,511	$1,316,952	$1,086,143	$1,098,336
Debt securities held to maturity:
U.S. government and agency obligations	$44,870	$44,111	$5,000	$5,001	$20,000	$19,960
Mortgage-backed securities and collateralized mortgage obligations	384,864	390,678	257,720	272,090	265,756	269,545
Total debt securities held to maturity	$429,734	$434,789	$262,720	$277,091	$285,756	$289,505
Equity securities	$2,870	$2,710	$3,785	$5,418	$1,989	$2,855
Total securities	$2,133,983	$2,141,346	$1,544,016	$1,599,461	$1,373,888	$1,390,696

At December 31, 2021 and 2020, securities with carrying values of $1.1 billion and $164.4 million, respectively, were in net unrealized loss positions that totaled $16.2 million and $1.3 million, respectively. The increase in unrealized losses on securities in 2021 was primarily due to the increase in market interest rates at the end of the period. When evaluating for impairment, we consider the duration and extent to which fair value is less than cost, the creditworthiness and near-term prospects of the issuer, the likelihood of recovering our investment, whether we have the intent to sell the security, or whether it is more likely than not that we will be required to sell the security before recovery, and other available information to determine the nature of the decline in the fair value of the securities.

At December 31, 2021, the unrealized losses in the portfolio were mainly attributed to GSE mortgage-backed securities and GSE CMOs. The temporary loss position associated with these securities was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. As we do not intend to sell the securities, nor is it more likely than not that we will be required to sell the securities before the anticipated recovery, we do not consider the securities to be other-than-temporarily impaired at December 31, 2021. During the years ended December 31, 2021 and 2020, we did not record an other-than-temporary impairment charge on securities.

At December 31, 2021 and 2020, we had no securities in a single company or entity (other than United States Government and United States GSE securities) that had an aggregate book value in excess of 5% of our equity.

The following tables set forth the stated maturities and weighted average yields of securities at December 31, 2021. Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. Weighted average yields for tax-exempt securities totaling $4.2 million with a weighted average rate of 0.89%, are presented on a tax equivalent basis using a federal marginal tax rate of 21%.

Equity securities are not included in the table based on lack of a maturity date. The tables present contractual final maturities for mortgage-backed securities and does not reflect repricing or the effect of prepayments.

	At December 31, 2021
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Debt securities available for sale:
U.S. government and agency obligations	$—	—%	$30,091	1.51%	$4,788	0.63%	$—	—%	$34,879	1.39%
Mortgage-backed securities and collateralized mortgage obligations	357	1.62	148,813	2.32	355,089	1.87	1,050,100	2.12	1,554,359	2.08
Municipal obligations	915	0.62	2,785	0.62	479	3.03	—	—	4,179	0.89
Corporate debt securities	—	—	52,650	2.35	53,620	3.49	4,160	4.15	110,430	2.97
Total	$1,272	1.01%	$234,339	2.20%	$413,976	2.07%	$1,054,260	2.13%	$1,703,847	2.12%

	At December 31, 2021
	More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Debt securities held to maturity:
U.S. government and agency obligations	$14,875	0.76%	$19,995	1.00%	$10,000	2.30%	$44,870	1.21%
Mortgage-backed securities and collateralized mortgage obligations	69,766	2.68	152,219	2.17	162,879	2.74	384,864	2.50
Total	$84,641	2.34%	$172,214	2.03%	$172,879	2.71%	$429,734	2.37%

Loans receivable

Total gross loans increased $166.4 million, or 2.7%, to $6.3 billion at December 31, 2021 from $6.2 billion at December 31, 2020. One-to-four family real estate loans and multifamily and commercial real estate loans increased $152.0, or 7.8%, and $393.4 million, or 14.0%, respectively, during 2021. Construction loans decreased $33.7 million, or 10.2%, during 2021 to $295.0 million at December 31, 2021 from $328.7 million at December 31, 2020. Commercial business loans also decreased $300.6 million, or 39.9%, to $452.2 million at December 31, 2021 from $752.9 million at December 31, 2020. The decrease during 2021, was primarily attributable to the sale of SBA PPP loans totaling $237.0 million and forgiven SBA PPP loans totaling $277.7 million. The remaining PPP loans totaled $44.9 million at December 31, 2021.

Our consumer loan originations, which are primarily comprised of home equity loans and advances, continue to be impacted by weak demand. The reduction in volume was influenced by the low interest rate environment, additional tightening of underwriting on these types of loans, and enacted restrictions on the tax deductibility of home mortgage interest. As a result of these factors, home equity loans and advances decreased $44.6 million, or 13.9%, during 2021.

The following tables present the loan portfolio for the periods indicated:

	At December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$2,092,317	33.0%	$1,940,327	31.5%
Multifamily and commercial	3,211,344	50.7	2,817,965	45.7
Construction	295,047	4.7	328,711	5.3
Total real estate loans	5,598,708	88.4	5,087,003	82.5
Commercial business loans	452,232	7.1	752,870	12.2
Consumer loans:
Home equity loans and advances	276,563	4.4	321,177	5.2
Other consumer loans	1,428	0.1	1,497	0.1
Total consumer loans	277,991	4.5	322,674	5.3
Total gross loans	6,328,931	100.0%	6,162,547	100.0%
Purchased credit-impaired loans	6,791		6,345
Net deferred loan costs, fees and purchased premiums and discounts	24,879		12,878
Allowance for loan losses	(62,689)		(74,676)
Loans receivable, net	$6,297,912		$6,107,094

Loan Maturity

The following table sets forth certain information at December 31, 2021 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments that significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. The table reflects final maturities for construction loans that convert to permanent loans. Demand loans having no stated schedule of repayments or maturity are reported as due in one year or less.

	December 31, 2021
	Real Estate
	One-to-four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Amounts due in:
One year or less	$1,151	$156,419	$168,526	$173,889	$744	$934	$501,663
More than one year to five years	33,889	827,673	101,364	159,326	18,591	494	1,141,337
More than five years to fifteen years	189,416	1,641,719	4,503	97,069	59,003	—	1,991,710
More than fifteen years	1,867,861	585,533	20,654	21,948	198,225	—	2,694,221
Total	$2,092,317	$3,211,344	$295,047	$452,232	$276,563	$1,428	$6,328,931

The following table sets forth all loans at December 31, 2021 that are due after December 31, 2022 and have either fixed interest rates or floating or adjustable interest rates:

	Due After December 31, 2022
	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One-to-four family	$1,959,885	$131,281	$2,091,166
Multifamily and commercial	1,220,936	1,833,989	3,054,925
Construction	30,120	96,401	126,521
Commercial business loans	168,217	110,126	278,343
Consumer loans:
Home equity loans and advances	172,291	103,528	275,819
Other consumer loans	494	—	494
Total loans	$3,551,943	$2,275,325	$5,827,268

Loan Originations and Sales
    The following table shows loans originated, purchased, sold and other reductions in loans during the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Total loans at beginning of period	$6,181,770	$6,197,566	$4,979,182
Originations:
Real estate loans:
One-to-four family	865,837	589,871	499,430
Multifamily and commercial	496,487	285,719	347,867
Construction	233,561	150,482	204,838
Total real estate loans	1,595,885	1,026,072	1,052,135
Commercial business loans	375,822	583,713	139,922
Consumer loans:
Home equity loans and advances	64,903	67,823	93,217
Other consumer loans	145	98	354
Total consumer loans	65,048	67,921	93,571

Total loans originated	2,036,755	1,677,706	1,285,628

Purchases	85,382	—	89,774
Loans acquired	158,912	171,593	757,223
Less:
Principal payments, repayments, and other items, net	(1,411,214)	(1,486,288)	(685,862)
Loan sales	(302,039)	(147,377)	(113,617)
Securitization of loans	(99,603)	(117,259)	(21,615)
Transfer of loans receivable to loans held-for-sale	(289,362)	(114,171)	(93,147)
Transfer to real estate owned	—	—	—
Total loans receivable at end of period	$6,360,601	$6,181,770	$6,197,566

Deposits

Our primary source of funds is our deposits, which are comprised of non-interest bearing and interest-bearing transaction accounts, money market deposit accounts, savings and club accounts and certificates of deposit.

Deposits increased $791.6 million, or 11.7%, to $7.6 billion at December 31, 2021 from $6.8 billion at December 31, 2020. The increase in deposits was partially driven by $210.1 million in deposits assumed in connection with the acquisition of Freehold Bank. The balances of non-interest bearing demand, interest-bearing demand, money market, and savings and club accounts, increased as we strategically priced our deposit products and utilized marketing campaigns to attract non-maturity deposits. Municipal deposits totaled $702.0 million at December 31, 2021 compared to $599.8 million at December 31, 2020. We continue our efforts to emphasize deposit taking though various channels.

During 2021, non-interest bearing demand accounts increased $357.5 million, or 26.4%, due to an increase in commercial checking and Advantage Plus checking account balances. During 2021, interest-bearing demand accounts increased $410.8 million, or 18.8%, due to an increase in our Yield Plus product and an increase in municipal deposits of $102.2 million, or 17.0%. Money market accounts increased $69.0 million, or 11.7%, while certificates of deposits decreased $180.2 million, or 9.2%. We have focused on obtaining non-maturity deposit products by offering attractive pricing and promotions and by deepening our existing customer relationships.

The following table sets forth the deposit balances as of the periods indicated:

	At December 31,
	2021		2020		2019
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)

Non-interest-bearing demand	$1,712,061	22.6%	$1,354,605	20.0%	$958,442	17.0%
Interest-bearing demand	2,599,987	34.3	2,189,164	32.3	1,720,383	30.5
Money market accounts	657,156	8.7	588,180	8.7	410,392	7.3
Savings and club deposits	822,833	10.9	688,309	10.2	543,480	9.6
Certificates of deposit	1,778,179	23.5	1,958,366	28.9	2,013,145	35.6
Total deposits	$7,570,216	100.0%	$6,778,624	100.0%	$5,645,842	100.0%

We are required to pledge securities to secure municipal deposits. At December 31, 2021 and 2020, we had pledged securities totaling $613.4 million and $546.3 million, respectively, to secure these deposits.

The following table sets forth the deposit activity for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Beginning balance	$6,778,624	$5,645,842	$4,413,873
Increase before interest credited	762,483	1,077,536	1,170,418
Interest credited	29,109	55,246	61,551
Net increase in deposits	791,592	1,132,782	1,231,969
Ending balance	$7,570,216	$6,778,624	$5,645,842

At December 31, 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $300.3 million. The maturities are as follows:

Balance
(In thousands)
Maturity Period:
Three months or less	$55,209
Over three through six months	37,107
Over six through twelve months	62,283
Over twelve months	145,689
Total	$300,288

The following table sets forth all of our certificates of deposit classified by interest rate as of the dates indicated:

	At December 31,
	2021	2020	2019
	(In thousands)

Less than 0.50%	$1,014,820	$477,849	$19,169
0.50% to 0.99%	466,787	358,562	9,007
1.00% to 1.49%	53,799	181,037	123,708
1.50% to 1.99%	69,706	307,957	576,354
2.00% to 2.49%	40,719	226,922	580,882
2.50% to 2.99%	124,223	384,284	678,681
3.00% and greater	8,125	21,755	25,344
Total	$1,778,179	$1,958,366	$2,013,145

The following table sets forth the amount and maturities of our certificates of deposit by interest rate at December 31, 2021:

	Period to Maturity
	One Year or Less	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Percentage of Certificate Accounts
	(Dollars in thousands)

Less than 0.50%	$828,048	$164,642	$19,431	$1,942	$757	$1,014,820	57.1%
0.50% to 0.99%	78,496	208,468	98,660	14,798	66,365	466,787	26.2
1.00% to 1.49%	19,187	7,315	6,833	8,357	12,107	53,799	3.0
1.50% to 1.99%	43,676	9,713	6,431	5,706	4,180	69,706	3.9
2.00% to 2.49%	22,846	7,068	6,908	1,379	2,518	40,719	2.3
2.50% to 2.99%	94,841	21,077	5,532	392	2,381	124,223	7.0
3.00% and greater	537	232	155	3,703	3,498	8,125	0.5
Total	$1,087,631	$418,515	$143,950	$36,277	$91,806	$1,778,179	100.0%

The following tables set forth the average balances and weighted average rates of our deposit products at the dates indicated:

	For the Years Ended December 31,
	2021			2020
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,522,322	21.32%	—%	$1,215,352	19.04%	—%
Interest-bearing demand	2,395,493	33.56	0.34	1,945,075	30.47	0.65
Money market accounts	632,011	8.85	0.30	510,189	7.99	0.57
Savings and club deposits	752,983	10.55	0.10	623,964	9.78	0.16
Certificates of deposit	1,835,866	25.72	1.00	2,088,488	32.72	1.85
Total	$7,138,675	100.00%	0.41%	$6,383,068	100.00%	0.87%

	For the Year Ended December 31,
	2019
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$776,850	16.11%	—%
Interest-bearing demand	1,420,667	29.47	1.24
Money market accounts	286,281	5.94	0.80
Savings and club deposits	495,261	10.27	0.16
Certificates of deposit	1,842,243	38.21	2.22
Total	$4,821,302	100.00%	1.28%

Borrowings
We have the ability to utilize advances and overnight lines of credit from the FHLB to supplement our liquidity. As member banks, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We can also utilize securities sold under agreements to repurchase to provide funding. We maintain access to the Federal Reserve Bank’s discount window and federal funds lines with correspondent banks for additional contingency funding. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, government-sponsored enterprises ("GSE") including notes and government agency mortgage-backed securities and CMOs. The types of loans pledged for borrowings include, but are not limited to, one-to-four family real estate loans home equity loans and multifamily and commercial real estate loans.

The following table sets forth the outstanding borrowings and weighted averages at the dates or for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Maximum amount outstanding at any month-end during the year:
Lines of credit	$36,000	$186,600	$180,300
FHLB advances	722,141	1,139,580	1,275,391
Notes payable	29,841	—	—
Subordinated notes	7,198	16,675	16,936
Junior subordinated debentures	6,949	6,949	6,932
Securities sold under repurchase agreements	—	—	—

Average outstanding balance during the year:
Lines of credit	$2,276	$29,859	$77,165
FHLB advances	722,514	1,092,774	1,056,115
Notes payable	740	—	—
Subordinated notes	—	11,067	2,881
Junior subordinated debentures	7,448	8,481	1,253
Securities sold under repurchase agreements	—	1,913	—

Weighted average interest rate during the year:
Lines of credit	0.35%	1.42%	2.28%
FHLB advances	1.06	1.62	2.39
Notes payable	3.38	—	—
Subordinated notes	—	4.05	3.92
Junior subordinated debentures	3.29	3.48	5.19
Securities sold under repurchase agreements	—	0.21	—

Balance outstanding at end of the year:
Lines of credit	$—	$—	$107,800
FHLB advances	340,495	792,412	1,275,391
Notes payable	29,841	—	—
Subordinated notes	—	—	16,899
Junior subordinated debentures	6,973	6,952	6,932

Weighted average interest rate at end of year:
Lines of credit	—%	—%	1.81%
FHLB advances	1.17	1.18	2.09
Notes payable	3.35	—	—
Subordinated notes	—	—	6.75
Junior subordinated debentures	3.07	3.20	5.09

Comparison of Financial Condition at December 31, 2020 and 2019

For a comparison of the Company’s financial condition at December 31, 2020 and 2019, please see the section captioned “Comparison of Financial Condition at December 31, 2020 and 2019” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations for the Year Ended December 31, 2021

    Financial Highlights

Net income was $92.0 million for the year ended December 31, 2021 as compared to $57.6 million for the year ended December 31, 2020, an increase of $34.4 million, or 59.8%. The increase was attributable to an increase in net interest income of $11.6 million, or 5.2%, a decrease in our provision for loan losses of $28.4 million, or 154.0%, an increase in non-interest income of $7.6 million, or 24.2%, and a decrease in non-interest expense of $2.4 million, or 1.5%, partially offset by an increase in income tax expense of $15.5 million, or 83.0%. In 2021, the increase in net interest income was primarily attributable to a $37.1 million decrease in interest expense, resulting from a decrease in both interest expense on deposits and interest expense on borrowings, partially offset by a $25.6 million decrease in interest income. The decrease in interest expense on deposits was driven by both an inflow of lower cost deposits and the repricing of existing deposits at reduced rates as a result of a sustained lower interest rate environment. The decrease in interest expense on borrowings was the result of decreases in both the average balance and average cost of borrowings. During the year ended December 31, 2021, $495.5 million of FHLB borrowings were prepaid. The decrease in interest income for the year ended December 31, 2021 was largely due to decreases in the average yields on loans and securities. Net deferred fee acceleration of $7.1 million was recognized upon the forgiveness and settlement of $277.7 million of SBA PPP loans for the year ended December 31, 2021.

The reversal of provision for loan losses of $10.0 million recorded for the year ended December 31, 2021 as compared to $18.4 million of provision for loan loss expense recorded for the year ended December 31, 2020, was primarily attributable to a decrease in loan loss rates, a decrease in the balances of delinquent and non-accrual loans, and the consideration of the improving economic environment. Net charge-offs totaled $2.0 million for the year ended December 31, 2021, as compared to $5.5 million for the year ended December 31, 2020.

The increase in non-interest income was primarily attributable to an increase in title insurance fees of $1.1 million, an increase in the income from gains on securities transactions of $1.7 million, an increase in income from the gain on the sale of loans of $5.3 million and an increase in other non-interest income of $2.0 million, partially offset by a decrease in the fair value of equity securities of $2.6 million. The increase in the gain on sale of loans was primarily attributable to a gain of $7.7 million resulting from the sale of SBA PPP loans. Other non-interest income includes an increase of $1.0 million from debit card transactions. Fee related income for both 2020 and 2021 were impacted by the waiving of various deposit fees as we supported consumer and commercial customers with hardships due to the pandemic.

The decrease in non-interest expense was primarily attributable to a decrease in merger-related expenses of $1.1 million, and a decrease in other non-interest expense of $5.7 million, partially offset by an increase in professional fees of $1.6 million, an increase in data processing and software expenses of $1.2 million, and an increase in the loss on the extinguishment of debt of $1.7 million. Merger-related expenses recorded for the year ended December 31, 2020 related to the completed acquisitions of Stewardship Financial Corporation and Roselle Bank, while 2021 merger-related expenses primarily related to the acquisition of Freehold Bank, which will be fully integrated into the Company within two years. The decrease in other non-interest expense was primarily attributable to a $6.0 million decrease in pension plan expense. Professional fees included an increase in consulting expenses related to information technology, and the increase in data processing and software expenses was attributable to the purchase and implementation of several digital banking and other Fintech solutions, as well as the amortization of software costs related to a digital small business lending solution. During the year ended December 31, 2021, the Company utilized excess liquidity to prepay $495.5 million in borrowings and also terminated related derivative contracts, which resulted in a $2.9 million loss on the early extinguishment of debt.

The overall increase in our pre-tax income was mostly attributable to the increase in net interest income due to a decrease in interest expense in the 2021 period, coupled with a reversal of provision for loan losses. Income tax expense was $34.1 million for the year ended December 31, 2021, an increase of $15.5 million, or 83.0%, as compared to $18.7 million for the year ended December 31, 2020. The Company's effective tax rate was 27.1% and 24.5% for the years ended December 31, 2021 and 2020, respectively.

Summary Income Statements

    The following table sets forth the income summary for the periods indicated:

	Years Ended December 31,
			Change 2021/2020
	2021	2020	$	%
	(Dollars in thousands)
Net interest income	$233,134	$221,573	$11,561	5.2%
(Reversal of) provision for loan losses	(9,953)	18,447	(28,400)	(154.0)
Non-interest income	38,831	31,270	7,561	24.2
Non-interest expense	155,737	158,139	(2,402)	(1.5)
Income tax expense	34,132	18,654	15,478	83.0
Net income	$92,049	$57,603	$34,446	59.8%

Return on average assets	1.01%	0.66%
Return on average equity	8.98%	5.67%

Net Interest Income

    For the year ended December 31, 2021, net interest income increased $11.6 million, or 5.2%, to $233.1 million from $221.6 million for the year ended December 31, 2020. For the year ended December 31, 2021, total interest income decreased $25.6 million, or 8.6%, to $270.2 million from $295.7 million for the year ended December 31, 2020. The decrease in interest income was primarily attributable to a decrease in average balances of loans coupled with decreases in yields on all interest-earning assets, partially offset by increases in average balances of securities and other interest-earning assets. The yield on the loan portfolio for the year ended December 31, 2021 was 25 basis points lower than the yield for the year ended December 31, 2020, while the yield on the securities portfolio was 50 basis points lower for the 2021 period. The average yield on other interest-earning assets for the year ended December 31, 2021 decreased 90 basis points compared to the year ended December 31, 2020. Decreases in average yields on these portfolios for the year ended December 31, 2021 were influenced by the continued lower interest rate environment.

The average cost of our interest-bearing liabilities decreased to 0.58% for the year ended December 31, 2021, from 1.17% for the year ended December 31, 2020, primarily as a result of a decrease of 55 basis points in the average cost of interest-bearing deposits, which was partially offset by an increase in the average balance of deposits. For the year ended December 31, 2021, total interest expense decreased $37.1 million, or 50.1%, to $37.0 million from $74.1 million for the year ended December 31, 2020 due to a decrease in the average cost of interest-bearing liabilities. The lower interest rate environment coupled with excess liquidity from an inflow of deposits allowed the Bank to significantly reduce deposit pricing in 2021. During 2021, the average balance of our borrowings decreased $411.1 million while the total cost of borrowings decreased 57 basis points. During the year ended December 31, 2021, $495.5 million of FHLB borrowings with an average rate of 1.35% were prepaid. The prepayments were funded by excess cash liquidity. The transactions were accounted for as early debt extinguishments resulting in a total loss of $1.9 million.
    A reversal of provision for loan losses of $10.0 million was recorded for the year ended December 31, 2021 compared to a provision expense of $18.4 million for the year ended December 31, 2020. The decrease in provision for loan losses was primarily attributable to a decrease in loan loss rates, a decrease in the balances of delinquent and non-accrual loans, and the consideration of the improving economic environment. Net charge-offs totaled $2.0 million for the year ended December 31, 2021, as compared to $5.5 million for the year ended December 31, 2020. We charge-off any collateral or cash flow deficiency on all classified loans once they are 90 days delinquent or earlier if management believes the collectability of the loan is unlikely. The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment. Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions. At December 31, 2021, the allowance for loan losses totaled $62.7 million, or 0.99% of total gross loans outstanding, compared to $74.7 million, or 1.21% of total gross loans outstanding, as of December 31, 2020. An analysis of the changes in the allowance for loan losses is presented under “Risk Management-Analysis and Determination of the Allowance for Loan Losses” below.

    Non-Interest Income

    The following table sets forth a summary of non-interest income for the periods indicated:

	Years Ended December 31,
	2021	2020
	(In thousands)
Demand deposit account fees	$3,803	$3,633
Bank-owned life insurance	5,994	6,620
Title insurance fees	6,088	5,034
Loan fees and service charges	2,983	2,419
Gain on securities transactions	2,025	370
Change in fair value of equity securities	(1,792)	767
Gain on sale of loans	10,790	5,444
Other non-interest income	8,940	6,983
Total	$38,831	$31,270

    For the year ended December 31, 2021, non-interest income increased $7.6 million, or 24.2%, to $38.8 million from $31.3 million for the year ended December 31, 2020. In 2021, the increase is primarily attributable to an increase in title insurance fees of $1.1 million, an increase in the income from gains on securities transactions of $1.7 million, an increase in income from the gain on the sale of loans of $5.3 million and an increase in other non-interest income of $2.0 million, partially offset by a decrease in the fair value of equity securities of $2.6 million. The increase in the gain on sale of loans was primarily attributable to a gain of $7.7 million resulting from the sale of $237.0 million of commercial business loans granted as part of the SBA PPP. Other non-interest income includes an increase of $1.0 million from debit card transactions. Fee related income for both 2020 and 2021was impacted by the waiving of various deposit fees as we supported consumer and commercial customers with hardships due to the pandemic.

    Non-Interest Expense

    The following table sets forth an analysis of non-interest expense for the periods indicated:

	Years Ended December 31,
	2021	2020
	(In thousands)
Compensation and employee benefits	$99,534	$100,687
Occupancy	20,071	19,170
Federal deposit insurance premiums	2,374	1,901
Advertising	2,358	2,641
Professional fees	7,363	5,810
Data processing and software expenses	11,497	10,285
Merger-related expenses	822	1,931
Loss on extinguishment of debt	2,851	1,158
Other non-interest expense	8,867	14,556
Total	$155,737	$158,139
    For the year ended December 31, 2021, non-interest expense decreased $2.4 million, or 1.5%, to $155.7 million from $158.1 million for the year ended December 31, 2020. The decrease in non-interest expense was primarily attributable to a decrease in merger-related expenses of $1.1 million, and a decrease in other non-interest expense of $5.7 million, partially offset by an increase in professional fees of $1.6 million, an increase in data processing and software expenses of $1.2 million, and an increase in the loss on the extinguishment of debt of $1.7 million. Merger-related expenses recorded for the year ended December 31, 2020 related to the completed acquisitions of Stewardship Financial Corporation and Roselle Bank, while 2021 merger-related expenses primarily related to the acquisition of Freehold Bank, which will be fully integrated into the Company within two years. The decrease in other non-interest expense was primarily attributable to a $6.0 million decrease in pension plan expense. Professional fees included an increase in consulting expenses related to information technology, and the increase in data processing and software expenses was attributable to the purchase and implementation of several digital banking and other Fintech solutions, as well as the amortization of software costs related to a digital small business lending solution. As noted above, during the year ended December 31, 2021, the Company utilized excess liquidity to prepay $495.5 million in borrowings and also terminated related derivative contracts, which resulted in a $2.9 million loss on the early extinguishment of debt.
    Income Tax Expense

    We recorded income tax expense of $34.1 million for the year ended December 31, 2021, reflecting an effective tax rate of 27.1%, compared to income tax expense of $18.7 million for 2020, reflecting an effective tax rate of 24.5%.

As of December 31, 2021, we had a net deferred tax liability totaling $9.7 million. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We have provided a valuation allowance of $2.0 million as of December 31, 2021 on the deferred tax assets related to the Bank’s state net operating losses.
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

The decrease in non-interest income was primarily attributable to an $845,000 decrease in demand deposit account fees, a $4.3 million decrease in loan fees and service charges, and a $2.2 million decrease in gain on securities transactions, partially offset by a $4.7 million increase in the gain on sale of loans, a $774,000 increase in income from bank owned life insurance and a $1.1 million increase on other non-interest income. Fee related income decreased as we supported consumer and commercial customers with hardships due to the pandemic by waiving various deposit and loan fees in 2020.

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

The overall increase in our pre-tax income was mostly attributable to the increase in net interest income in the 2020 period. Income tax expense was $18.7 million for the year ended December 31, 2020, an increase of $2.3 million, or 14.0%, as compared to $16.4 million for the year ended December 31, 2019. The Company's effective tax rate was 24.5% and 23.0% for the years ended December 31, 2020 and 2019, respectively. The 2020 effective tax rate was higher than the 2019 rate as the 2019 period reflected tax benefits related to Columbia Bank's investment subsidiary, coupled with other previously implemented tax strategies.

    Summary Income Statements

    The following table sets forth the income summary for the periods indicated:

	Years Ended December 31,
			Change 2020/2019
	2020	2019	$	%
	(Dollars in thousands)
Net interest income	$221,573	$172,371	$49,202	28.5%
Provision for loan losses	18,447	4,224	14,223	336.7
Non-interest income	31,270	31,636	(366)	(1.2)
Non-interest expense	158,139	128,701	29,438	22.9
Income tax expense	18,654	16,365	2,289	14.0
Net income	$57,603	$54,717	$2,886	5.3%

Return on average assets	0.66%	0.77%
Return on average equity	5.67%	5.50%

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

The average cost of our interest-bearing liabilities decreased to 1.17% for the year ended December 31, 2020, from 1.71% for the year ended December 31, 2019, primarily as a result of a decrease of 45 basis points in the average cost of interest-bearing deposits, which was partially offset by an increase in the average balance of deposits. For the year ended December 31, 2020, total interest expense decreased $14.6 million, or 16.4%, to $74.1 million from $88.7 million for the year ended December 31, 2019 due to a decrease in the average cost of interest-bearing liabilities. The lower interest rate environment coupled with excess liquidity from an inflow of deposits allowed us to significantly reduce deposit pricing in 2020. During 2020, the average balance of our borrowings increased $6.7 million while the total cost of borrowings decreased 74 basis points. During the year ended December 31, 2020, $122.6 million of FHLB borrowings with an average rate of 2.18% and original contractual maturities through July 2021 were prepaid, and $27.0 million of FHLB borrowings acquired in our Roselle Bank acquisition with an average rate of 2.65% and original contractual maturities through November 2023 were prepaid. The prepayments were funded by excess cash liquidity. The transactions were accounted for as early debt extinguishments resulting in a total loss of $1.2 million.

Provision for Loan Losses

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

For the year ended December 31, 2020, non-interest income decreased $366,000, or 1.2%, to $31.3 million from $31.6 million for the year ended December 31, 2019. In 2020, the decrease in non-interest income was primarily attributable to an $845,000 decrease in demand deposit account fees, a $4.3 million decrease in loan fees and service charges, and a $2.2 million decrease in gain on securities transactions, partially offset by a $4.7 million increase in the gain on sale of loans, a $774,000 increase in income from bank owned life insurance and a $1.1 million increase on other non-interest income. Fee related income decreased as we supported consumer and commercial customers with hardships due to the pandemic by waiving various deposit and loan fees in 2020. Other non-interest income increased as a result of check card, annuity and other related income.

Non-Interest Expense

    The following table sets forth an analysis of non-interest expense for the periods indicated:

	Years Ended December 31,
	2020	2019
	(In thousands)
Compensation and employee benefits	$100,687	$84,256
Occupancy	19,170	16,180
Federal deposit insurance premiums	1,901	895
Advertising	2,641	3,932
Professional fees	5,810	5,913
Data processing and software expenses	10,285	8,670
Merger-related expenses	1,931	2,755
Loss on extinguishment of debt	1,158	—
Other non-interest expense	14,556	6,100
Total	$158,139	$128,701

For the year ended December 31, 2020, non-interest expense increased $29.4 million, or 22.9%, to $158.1 million from $128.7 million for the year ended December 31, 2019. The increase in non-interest expense was primarily attributable to an increase in compensation and employee benefits expense of $16.4 million, occupancy expense of $3.0 million, loss on extinguishment of debt of $1.2 million, and other non-interest expense of $8.5 million. The increase in compensation and employee benefits expense was primarily attributable to an increase of $5.1 million in expense recorded in connection with grants made under the Company's 2019 Equity Incentive Plan. In addition, $3.0 million in expense was recorded in connection with the Company's voluntary early retirement program that was completed during the third quarter of 2020 and offered early retirement incentives for qualified employees. The increase in occupancy expense was primarily the result of an increase in the number of branch offices acquired from Stewardship Financial and the Roselle Entities, and the increase in other non-interest expense was due to losses of $1.4 million recorded in connection with the branch consolidation resulting from the Stewardship merger and also includes $5.5 million related to interest rate swap transactions.

Income Tax Expense

We recorded income tax expense of $18.7 million for the year ended December 31, 2020, reflecting an effective tax rate of 24.5%, compared to income tax expense of $16.4 million for 2019, reflecting an effective tax rate of 23.0%. The 2020 effective tax rate was higher than the 2019 rate as the 2019 period reflected tax benefits related to Columbia Bank's investment subsidiary, coupled with other previously implemented tax strategies.

As of December 31, 2020, we had net deferred tax assets totaling $7.2 million. These deferred tax assets can only be realized if we generate taxable income in the future. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We have provided a valuation allowance of $2.0 million as of December 31, 2020 on the deferred tax assets related to state net operating losses.

Results of Operations for the Fiscal Year Ended December 31, 2019

For a comparison of the Company’s results of operations for the year ended December 31, 2019, please see the section captioned “Results of Operations for the Fiscal Year Ended December 31, 2019” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

	Years Ended December 31,
	2021			2020
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
	(Dollars in thousands)
Interest earning assets:
Loans (1)	$6,139,290	$228,841	3.73%	$6,413,559	$255,236	3.98%
Securities (2)	1,965,901	38,843	1.98%	1,465,093	36,401	2.48%
Other interest-earning assets	350,162	2,466	0.70%	255,369	4,074	1.60%
Total interest-earning assets	8,455,353	$270,150	3.20%	8,134,021	$295,711	3.64%
Non-interest-earning assets	647,650			610,952
Total assets	$9,103,003			$8,744,973

Interest-bearing liabilities:
Interest-bearing demand	$2,395,493	$8,177	0.34%	$1,945,075	$12,666	0.65%
Money market accounts	632,011	1,900	0.30%	510,189	2,890	0.57%
Savings and club deposits	752,983	731	0.10%	623,964	1,023	0.16%
Certificates of deposit	1,835,866	18,301	1.00%	2,088,488	38,667	1.85%
Total interest-bearing deposits	5,616,353	29,109	0.52%	5,167,716	55,246	1.07%
FHLB advances	724,790	7,637	1.05%	1,122,633	18,145	1.62%
Notes payable	740	25	3.38%	—	—	—%
Subordinated notes	—	—	—%	11,067	448	4.05%
Junior subordinated debentures	7,448	245	3.29%	8,481	295	3.48%
Other borrowings	—	—	—%	1,913	4	0.21%
Total borrowings	732,978	7,907	1.08%	1,144,094	18,892	1.65%
Total interest-bearing liabilities	6,349,331	$37,016	0.58%	6,311,810	$74,138	1.17%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,522,322			1,215,352
Other non-interest-bearing liabilities	206,436			201,714
Total liabilities	8,078,089			7,728,876
Total stockholders' equity	1,024,914			1,016,097
Total liabilities and stockholders' equity	$9,103,003			$8,744,973

Net interest income		$233,134			$221,573
Interest rate spread (3)			2.62%			2.47%
Net interest-earning assets (4)	$2,106,022			$1,822,211
Net interest margin (5)			2.76%			2.72%
Ratio of interest-earning assets to interest-bearing liabilities	133.17%			128.87%

(1) Includes loans held-for-sale, non-accrual and PCI loan balances.
(2) Includes debt securities available for sale, debt securities held to maturity and equity securities.
(3) Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	Year Ended December 31,
	2019
	Average Balance	Interest	Yield / Cost
	(Dollars in thousands)
Interest earning assets:
Loans (1)	$5,222,953	$217,774	4.17%
Securities (2)	1,380,801	39,118	2.83%
Other interest-earning assets	71,551	4,191	5.86%
Total interest-earning assets	6,675,305	$261,083	3.91%
Non-interest-earning assets	411,549
Total assets	$7,086,854

Interest-bearing liabilities:
Interest-bearing demand	$1,420,667	$17,621	1.24%
Money market accounts	286,281	2,301	0.80%
Savings and club deposits	495,261	770	0.16%
Certificates of deposit	1,842,243	40,859	2.22%
Total interest-bearing deposits	4,044,452	61,551	1.52%
FHLB advances	1,133,280	26,983	2.38%
Subordinated notes	2,881	113	3.92%
Junior subordinated debentures	1,253	65	5.19%
Total borrowings	1,137,414	27,161	2.39%
Total interest-bearing liabilities	5,181,866	$88,712	1.71%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	776,850
Other non-interest bearing liabilities	133,213
Total liabilities	6,091,929
Total stockholders' equity	994,925
Total liabilities and stockholders' equity	$7,086,854

Net interest income		$172,371
Interest rate spread (3)			2.20%
Net interest-earning assets (4)	$1,493,439
Net interest margin (5)			2.58%
Ratio of interest-earning assets to interest-bearing liabilities	128.82%

(1) Includes loans held-for-sale, non-accrual and PCI loan balances.
(2) Includes debt securities available for sale, debt securities held to maturity and equity securities.
(3) Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
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

	Year Ended 12/31/2021 Compared to Year Ended 12/31/2020			Year Ended 12/31/2020 Compared to Year Ended 12/31/2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$(10,915)	$(15,480)	$(26,395)	$49,643	$(12,181)	$37,462
Securities	12,443	(10,001)	2,442	2,388	(5,105)	(2,717)
Other interest-earning assets	1,512	(3,120)	(1,608)	10,767	(10,884)	(117)
Total interest-earning assets	$3,040	$(28,601)	$(25,561)	$62,798	$(28,170)	$34,628
Interest expense:
Interest-bearing demand	2,933	(7,422)	(4,489)	$6,504	$(11,459)	$(4,955)
Money market accounts	690	(1,680)	(990)	1,800	(1,211)	589
Savings and club accounts	212	(504)	(292)	200	53	253
Certificates of deposit	(4,677)	(15,689)	(20,366)	5,461	(7,653)	(2,192)
Total interest-bearing deposits	(842)	(25,295)	(26,137)	13,965	(20,270)	(6,305)
FHLB advances	(6,430)	(4,078)	(10,508)	(254)	(8,584)	(8,838)
Notes payable	—	25	25	—	—	—
Subordinated notes	(448)	—	(448)	321	14	335
Junior subordinated debentures	(36)	(14)	(50)	375	(145)	230
Other borrowings	(4)	—	(4)	—	4	4
Total interest-bearing liabilities	$(7,760)	$(29,362)	$(37,122)	$14,407	$(28,981)	$(14,574)
Net change in net interest income	$10,800	$761	$11,561	$48,391	$811	$49,202

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
We maintain a Risk Management Division comprised of our Risk Management, Compliance, Credit Risk Review, Appraisal and Security Departments. Our Risk Management Division is led by our Executive Vice President and Chief Risk Officer, who reports quarterly to Columbia Bank’s Risk Committee, which is comprised of the full board of directors. The current structure of our Risk Management Division is designed to monitor and address, among other things, financial, credit, collateral, consumer compliance, operational, Bank Secrecy Act, fraud, cyber security, vendor and insurable risks. The Risk Management Division utilizes a number of enterprise risk assessment tools, including stress testing, credit concentration reviews, peer analyses, industry considerations and individual risk assessments, to identify and report potential risks that we face in connection with our business operations.
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
When a borrower fails to make a required payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. Generally, our collection department follows the guidelines for servicing loans as prescribed by applicable law or the appropriate investor. Collection activities include, but are not limited to, phone calls to borrowers and collection letters, which include a late charge notice based on the contractual requirements of the specific loan. Additional calls and notices are mailed in compliance with state and federal regulations including, but not limited to, the Fair Debt Collection Practices Act. After the 90th day of delinquency for a residential mortgage or consumer loan, or on a different date as allowable by law or contract, the collection department will forward the account to counsel and begin the collection litigation which typically includes foreclosure proceedings, or we may periodically sell a delinquent loan to a third party. If a foreclosure action is instituted and the loan is not in at least the early stages of a workout by the scheduled sale date, the real property securing the loan generally is sold at a sheriff sale. If we determine that there is a possibility of a settlement, pay-off or reinstatement, the sheriff sale may be postponed.
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
Analysis of Non-Performing, Troubled Debt Restructurings and Classified Assets. We consider repossessed assets and loans to be non-performing assets if they are 90 days or more past due or earlier if management believes the collectability of the loan is unlikely. Generally, all loans are placed on non-accrual status when the payment of interest is 90 days or more in arrears of its contractual due date, at which time the accrual of interest ceases. Typically, payments received on a non-accrual loan are applied to the outstanding principal balance of the loan.
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

Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” allows banks to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. We elected to account for modifications on certain loans under Section 4013 of the CARES Act or, if the loan modification was not eligible under Section 4013, used the criteria in the COVID-19 guidance to determine when the loan modification was not a TDR in accordance with ASC 310-40. Guidance noted that modification or deferral programs mandated by the federal or a state government related to COVID-19 would not be in the scope of ASC 310-40, such as a state program that requires all institutions within that state to suspend mortgage payments for a specified period. These short-term loan modifications will not be treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, based on current evaluations, generally, we have continued the accrual of interest on these loans during the short-term modification period. The Consolidated Appropriations Act, 2021, which was enacted in late December 2020, extended certain provisions of the CARES Act through January 1, 2022, including provisions permitting loan deferral extension requests to not be treated as troubled debt restructurings

We had no TDR's on non-accrual status at December 31, 2021, as compared to two TDRs totaling $726,000 on non-accrual status at December 31, 2020, and no TDRs on non-accrual status at December 31, 2019. We had 52 TDRs totaling $22.0 million and 70 TDRs totaling $44.7 million that were on accrual status and in compliance with their modified terms as of December 31, 2021 and 2020, respectively.
    The following table sets forth information with respect to our non-performing assets at the dates indicated, excluding PCI loans. We did not have any accruing loans past due 90 days or more at any of the dates indicated.

	At December 31,
	2021	2020	2019
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$1,416	$2,637	$1,732
Multifamily and commercial	1,561	1,873	716
Total real estate loans	2,977	4,510	2,448
Commercial business loans	761	2,968	3,686
Consumer loans:
Home equity loans and advances	201	678	553
Total non-accrual loans (1)	3,939	8,156	6,687

Total non-performing loans	3,939	8,156	6,687

Real estate owned	—	—	—

Total non-performing assets	$3,939	$8,156	$6,687

Total non-performing loans to total loans	0.06%	0.13%	0.11%
Total non-performing assets total assets	0.04%	0.09%	0.08%

(1) Includes $383,000, $91,000 and $0, of TDRs on non-accrual status as of December 31, 2021, 2020, 2019, respectively.

Non-performing assets decreased $4.2 million to $3.9 million, or 0.04% of total assets, at December 31, 2021 from $8.2 million, or 0.09% of total assets, at December 31, 2020. The $4.2 million decrease in non-performing loans was primarily attributable to decreases of $1.2 million in non-performing one-to-four family real estate loans, $2.2 million in non-performing commercial business loans, and $477,000 in non-performing home equity loans and advances. The decrease in non-performing one-to-four family real estate loans was due to a decrease in the number of loans from 13 non-performing loans at December 31, 2020 to six non-performing loans at December 31, 2021. The decrease in non-performing commercial business loans was due to charge-offs totaling $2.0 million. The decrease in non-performing home equity loans and advances was due to a decrease in the number of loans from 12 non-performing loans at December 31, 2020 to four non-performing loans at December 31, 2021. We charge-off the collateral or cash flow deficiency on all loans meeting our definition of an impaired loan, which we define as a loan for which it is probable, based on current information, that we will not collect all amounts due under the contractual terms of the loan agreement. We consider the population of loans in our impairment analysis to include all multifamily and commercial real estate, construction, and commercial business loans with outstanding balances greater than $500,000 and not accruing interest, loans modified in a troubled debt restructuring, and other loans if there is specific information of a collateral shortfall. We continue to rigorously review our loan portfolio to ensure that the collateral values remain sufficient to support the outstanding balances.

Non-performing assets increased $1.5 million to $8.2 million, or 0.09% of total assets, at December 31, 2020 from $6.7 million, or 0.08% of total assets, at December 31, 2019. The increase in non-performing one-to-four family real estate loans was due to an increase in the number of loans from 10 non-performing loans at December 31, 2019 to 13 non-performing loans at December 31, 2020. The increase in non-performing multifamily and commercial real estate loans was due to two higher balance loans included at December 31, 2020, despite a decrease in the number of loans from eight non-performing loans at December 31, 2019 to four non-performing loans at December 31, 2020. Net charge-offs for the year ended December 31, 2020 were $5.5 million compared to $4.9 million for the year ended December 31, 2019.

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

A loan is considered delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. At December 31, 2021, there were no loans past due 90 days or more still accruing interest. In accordance with the CARES Act, these loans are not included in the aging of loans receivable by portfolio segment in the table below, and the Bank continues to accrue interest income during the forbearance or deferral period. If adverse information indicating that the borrower's capability of repaying all amounts due is unlikely, the interest accrual will cease. The following tables summarize the aging of loans receivable by portfolio segment at the dates indicated:

	At December 31,
	2021			2020			2019
	30-59 Days	60-89 Days	90 Days or More	30-59 Days	60-89 Days	90 Days or More	30-59 Days	60-89 Days	90 Days or More
	(In thousands)
Real estate loans:
One-to-four family	$3,131	$1,976	$373	$3,068	$912	$1,901	$6,249	$2,132	$1,638
Multifamily and commercial	2,189	—	1,561	15,645	—	1,238	626	1,210	716
Construction	—	—	—	550	—	—	—	—	—
Commercial business loans	412	—	203	2,343	1,056	2,453	1,056	—	2,489
Consumer loans:
Home equity loans and advances	108	53	81	1,156	696	394	1,708	246	405
Other consumer loans	—	4	—	4	—	—	3	—	—
Total	$5,840	$2,033	$2,218	$22,766	$2,664	$5,986	$9,642	$3,588	$5,248

The following tables present criticized and classified assets by credit quality risk indicator at the dates indicated:

	At December 31,
	2021	2020	2019
	(In thousands)
Classified loans:
Substandard	$42,379	$30,786	$28,495
Doubtful	—	—	—
Total classified loans	42,379	30,786	28,495
Special mention	61,068	47,514	25,313
Total criticized loans	$103,447	$78,300	$53,808

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

Our loan officers and loan servicing staff identify and manage potential problem loans within our commercial loan portfolio. Non-performing assets within the commercial loan portfolio are transferred to the Special Assets Department for workout or litigation. The Special Assets Department reports directly to the Chief Credit Officer. Changes in management, financial or operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For our commercial loan portfolio, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit management and the credit risk review Department and revised, if needed, to reflect the borrower’s current risk profiles and the related collateral positions.
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
The Asset Classification Committee reviews risk rating actions (specifically downgrades or upgrades between pass and the criticized and classified categories) recommended by Lending, Loan Servicing, Commercial Credit, Credit Risk Review and/or Special Assets Departments on a quarterly basis. Our Commercial Credit, Credit Risk Review, Lending, and Loan Servicing Departments monitor our commercial, residential and consumer loan portfolios for credit risk and deterioration considering factors such as delinquency, loan to value ratios and credit scores.
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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on an ongoing basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral or the net present value of expected future cash flows. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 180 days, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.
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
The allowance for loan losses is maintained at levels that management considers appropriate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management’s evaluation takes into consideration the risks inherent in the loan portfolio, historical loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be sufficient should the quality of loans deteriorate as a result of the factors described above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. The allowance for loan losses is subject to review by our banking regulators. On an annual basis our primary bank regulator conducts an examination of the allowance for loan losses and makes an assessment regarding its adequacy and the methodology employed in its determination. Our regulators may require the allowance for loan losses to be increased based on their review of information available to them at the time of their examination.

	At December 31,
	2021			2020			2019
	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category
	(Dollars in thousands)
Real estate loans:
One-to-four family	$8,798	14.0%	0.4%	$13,586	18.2%	0.7%	$13,780	22.3%	0.7%
Multifamily and commercial	23,855	38.1	0.7	30,681	41.1	1.1	22,980	37.2	0.8
Construction	8,943	14.3	3.0	11,271	15.1	3.4	7,435	12.0	2.5
Commercial business	20,214	32.2	4.5	17,384	23.3	2.3	15,836	25.7	3.3
Consumer loans:
Home equity loans and advances	873	1.4	0.3	1,748	2.3	0.5	1,669	2.7	0.4
Other consumer loans	6	—	0.4	6	—	0.4	9	—	0.5
Total allowance for loan losses	$62,689	100.0%	1.0%	$74,676	100.0%	1.2%	$61,709	100.0%	1.0%

    Total Loans. During the year ended December 31, 2021, the balance of the allowance for loan losses decreased by $12.0 million to $62.7 million, or 0.99% of total gross loans at December 31, 2021, from $74.7 million or 1.21% of total gross loans at December 31, 2020. The noted decrease in the total loan coverage ratio for the year ended December 31, 2021 was primarily attributable to a decrease in loan loss rates, and a decrease in the balance of delinquent and non-accrual loans, as well as the consideration of improving economic conditions.

    One-to-Four Family Loan Portfolio. The portion of the allowance related to the one-to-four family real estate loan portfolio totaled $8.8 million, or 0.4%, of one-to-four family loans at December 31, 2021, compared to $13.6 million, or 0.7%, of one-to-four family real estate loans at December 31, 2020. Our one-to-four family non-accrual loans decreased $1.2 million, or 46.3%, to $1.4 million at December 31, 2021 from $2.6 million at December 31, 2020, and net charge-offs were $751,000 for the year ended December 31, 2021 compared to $1.5 million for the year ended December 31, 2020. We believe the one-to-four family real estate loan reserve ratio was appropriate given the decrease in non-accrual loans and the continued low charge-off levels.

Multifamily and Commercial Real Estate Loan Portfolio. The portion of the allowance for loan losses related to the multifamily and commercial real estate loan portfolio totaled $23.9 million, or 0.7%, of multifamily and commercial real estate loans at December 31, 2021, as compared to $30.7 million, or 1.1%, of multifamily and commercial real estate loans at December 31, 2020. We experienced a $21.9 million increase in criticized and classified loans to $80.9 million at December 31, 2021 compared to $59.1 million at December 31, 2020. Multifamily and commercial real estate non-accrual loans decreased to $1.6 million at December 31, 2021 from $1.9 million at December 31, 2020. Net recoveries were $528,000 for the year ended December 31, 2021 as compared to net charge-offs of $12,000 for the year ended December 31, 2020. We believe the multifamily and commercial real estate loan reserve ratio was appropriate given the increases in criticized and classified loans, partially mitigated by the continued low balance of non-accrual loans along with low levels of charge-offs.
Construction Loan Portfolio.  The portion of the allowance for loan losses related to the construction loan portfolio totaled $8.9 million, or 3.0%, of construction loans at December 31, 2021, as compared to $11.3 million, or 3.4%, at December 31, 2020. At both December 31, 2021 and 2020, we had no criticized or classified or non-accrual construction loans. We recorded recoveries of $2,000 and $1,000, respectively, during the years ended December 31, 2021 and 2020. We believe the construction loan reserve ratio was appropriate due to the decrease in the balance of these loans coupled with no identified problem loans, considering the inherent credit risk associated with this portfolio.
Commercial Business Loan Portfolio. The portion of the allowance for loan losses related to the commercial business loan portfolio totaled $20.2 million, or 4.5%, of commercial business loans at December 31, 2021, as compared to $17.4 million, or 2.3%, at December 31, 2020. At December 31, 2021 and 2020 $44.9 million and $344.4 million, respectively, in PPP loans included in the commercial business loan portfolio did not require an allowance as they were 100% guaranteed by the SBA. We experienced a $4.4 million increase in criticized and classified commercial business loans to $17.3 million at December 31, 2021 as compared to $12.9 million at December 31, 2020. Commercial business loan non-accrual loans decreased $2.2 million to $761,000 at December 31, 2021 from $3.0 million at December 31, 2020. Net charge-offs were $1.6 million for the year ended December 31, 2021 compared to $3.8 million for the year ended December 31, 2020. We continue to charge-off any cash flow or collateral deficiency for non-performing loans once a loan is 90 days past due. We believe the commercial business loan reserve ratio was appropriate given the inherent credit risk of commercial business loans.
Home Equity Loans and Advances. The portion of the allowance related to the home equity loan portfolio decreased to $873,000, or 0.3%, of consumer loans at December 31, 2021 compared to $1.7 million, or 0.5%, of consumer loans at December 31, 2020. Home equity non-accrual loans decreased $477,000 to $201,000 at December 31, 2021, from $678,000 at December 31, 2020. Net charge-offs were $252,000 for the year ending December 31, 2021 compared to $160,000 for the year ending December 31, 2020. We believe the decrease in the home equity loan reserve was appropriate based upon the decrease in the balance year over year and the insignificant amount of delinquencies, non-accrual loans and charge-offs.

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

	At or For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Allowance at beginning of period	$74,676	$61,709	$62,342

Provision for loan losses	(9,953)	18,447	4,224
Charge-offs:
Real estate loans:
One-to-four family	(773)	(1,931)	(1,053)
Multifamily and commercial	(703)	(28)	(103)
Construction	—	—	—
Total real estate loans	(1,476)	(1,959)	(1,156)

Commercial business loans	(1,773)	(4,120)	(3,994)

Consumer loans:
Home equity loans and advances	(308)	(220)	(201)
Other consumer loans	(7)	(4)	(2)
Total consumer loans	(315)	(224)	(203)
Total charge-offs	(3,564)	(6,303)	(5,353)
Recoveries:
Real estate loans:
One-to-four family	22	438	30
Multifamily and commercial	1,231	16	10
Construction	2	1	2
Total real estate loans	1,255	455	42

Commercial business loans	219	308	404

Consumer loans:
Home equity loans and advances	56	60	50
Total consumer loans	56	60	50
Total recoveries	1,530	823	496
Net charge-offs	(2,034)	(5,480)	(4,857)
Allowance at end of period:	$62,689	$74,676	$61,709

Total loans outstanding	$6,328,931	$6,162,547	$6,169,308
Average gross loans outstanding	$6,139,290	$6,413,559	$5,222,953
Allowance for loan losses to total non-performing loans	1,591.50%	915.60%	922.82%
Allowance for loan losses to total gross loans at end of period	0.99%	1.21%	1.00%
Net charge-offs to average outstanding loans	0.03%	0.09%	0.09%

The following table sets forth the ratio of net charge-offs (recoveries) to average loans outstanding for the periods indicated:

	For the Years Ended December 31,
	2021	2020	2019

Real estate loans:
One-to-four family	0.04%	0.07%	0.06%
Multifamily and commercial	(0.02)	—	—
Commercial business loans	0.25	0.50	0.95
Consumer loans:
Home equity loans and advances	0.09	0.04	0.04
Other consumer	0.39	0.25	0.06
Total loans	0.03%	0.09%	0.09%

COVID-19

At December 31, 2021, there were four loans on deferral for $24.3 million, a decrease of $3.7 million, compared to $28.0 million at September 30, 2021, and a decrease of $60.8 million, compared to $85.1 million at December 31, 2020. These short term loan modifications are treated in accordance with Section 4013 of the CARES Act and are not treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears. The Consolidated Appropriations Act, 2021, which was enacted in late December 2020, extended certain provisions of the CARES Act through January 1, 2022, including provisions permitting loan deferral extension requests to not be treated as troubled debt restructurings.

At December 31, 2021, two loans totaling approximately $24.3 million are remitting partial payments.

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
Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at December 31, 2021 indicate a level of risk within the parameters of our model. Our management believes that the December 31, 2021 results indicate a profile that reflects an acceptable level of interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.
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
We produce these simulation reports and review them regularly with our management, Asset/Liability Committee and Board Risk Committee. The simulation reports compare baseline (no interest rate change) to the results of an interest rate shock, to illustrate the specific impact of the interest rate scenario tested on income and equity. The model, which incorporates all asset and liability rate information, simulates the effect of various interest rate movements on income and equity value. The reports identify and measure our interest rate risk exposure present in our current asset/liability structure. Management considers both a static (current position) and dynamic (forecast changes in volume) analysis as well as non-parallel and gradual changes in interest rates and the yield curve in assessing interest rate exposures.
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

The table below sets forth, as of December 31, 2021, the total net portfolio value, the estimated changes in the net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and Freehold Bank and its subsidiaries only and does not include any assets of the Company.

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
	(Dollars in thousands)
+300	$231,265	$(686)	(0.30)%	$1,166,355	14.10%	(12.70)%
+200	232,003	52	0.02	1,247,269	14.60	(6.60)
+100	232,259	308	0.13	1,318,054	14.92	(1.30)
Base	231,951	—	—	1,335,338	14.62	—
-100	219,048	(12,903)	(5.56)	1,293,294	13.74	(3.10)

    As of December 31, 2021, based on the scenarios above, net interest income would increase by approximately 0.02% if rates were to rise 200 basis points, and would decrease by 5.56% if rates were to decrease 100 basis points over a one-year time horizon.

Another measure of interest rate sensitivity is to model changes in the net portfolio value through the use of immediate and sustained interest rate shocks. As of December 31, 2021, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 6.60%. If rates were to decrease 100 basis points, the model forecasts a 3.10% decrease in the NPV.
Overall, our December 31, 2021 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.
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
We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth or financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds and dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and through the FHLB system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our securities portfolio. As of December 31, 2021, the potential liquidity from these sources is an amount we believe currently exceeds any contingent liquidity need.
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
Sources of Funds. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, investing and financing activities during any given period. At December 31, 2021, total cash and cash equivalents totaled $71.0 million. Debt securities classified as available for sale, and equity securities, which provide additional sources of liquidity, totaled $1.7 billion, and $2.7 million, respectively, at December 31, 2021. At December 31, 2021, we had $340.5 million in Federal Home Loan Bank fixed rate advances. In addition, if Columbia Bank and Freehold Bank require funds beyond their ability to generate them internally, they can each borrow additional funds under an overnight advance program up to their maximum borrowing capacity based on their ability to collateralize such borrowings. At December 31, 2021, we had $340.5 million in Federal Home Loan Bank fixed rate advances.
Our primary sources of funds include a large, stable deposit base. Core deposits (consisting of demand, money market and savings and club accounts), primarily generated from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $5.8 billion at December 31, 2021, representing an increase of $1.0 billion, from $4.8 billion at December 31, 2020. The increase in core deposits was primarily driven by a $357.5 million increase in non-interest bearing demand accounts, and a $410.8 million increase in interest-bearing demand accounts, mainly attributable to our Yield and Advantage Plus checking products. In addition, we acquired approximately $128.1 million in core deposits from Freehold Bank. We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources include federal funds purchased from other banks, securities sold under agreements to repurchase, and FHLB advances. Aggregate wholesale funding totaled $377.3 million at December 31, 2021, compared to $799.4 million as of December 31, 2020. In addition, at December 31, 2021, we had availability to borrow additional funds, subject to our ability to collateralize such borrowings from the FHLB of New York and the Federal Reserve Bank of New York, or utilize our $30.0 million unsecured revolving credit facility with a a third party.
A significant use of our liquidity is the funding of loan originations. At December 31, 2021, the Company had $284.9 million in loan commitments outstanding, which primarily consisted of commitments to fund loans of $116.0 million, $73.9 million, $27.8 million, $58.1 million, and $9.2 million, in one-to-four family real estate, multifamily and commercial real estate, commercial business, construction, and home equity loans and advances, respectively. There was also $899.2 million in unused commercial business, construction and consumer lines of credit, and $13.5 million in letters of credit. Since these commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Another significant use of liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2021 totaled $1.1 billion, or 61.2% of total certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. Management believes, however, based on past experience, that a significant portion of our certificates of deposit will be renewed. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits and borrowings than we currently pay on the certificates of deposit due on or before December 31, 2021. We have the ability to attract and retain deposits by adjusting the interest rates offered.

    Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts, borrowings and treasury stock. Deposit flows are affected by the overall level of market interest rates, the interest rates and products offered by us, local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Columbia Financial is a separate legal entity from Columbia Bank and Freehold Bank and must provide for its own liquidity in addition to its operating expenses. Columbia Financial’s primary source of income is dividends received from Columbia Bank and Freehold Bank. The amount of dividends the Banks may declare and pay to Columbia Financial is generally restricted under federal regulations to the retained earnings of each Bank. At December 31, 2021, on a stand-alone basis, Columbia Financial had liquid assets of $77.3 million.
Capital Management. We are subject to various regulatory capital requirements administered by our federal banking regulators, including a risk-based capital measure. The Federal Reserve establishes capital requirements, including well capitalized standards, for our consolidated financial holding company, and the OCC has similar requirements for our Company's subsidiary banks. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2021, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Item 1: Business - Regulation and Supervision - Federal Banking Regulations - Capital Requirements” and note 13 in the notes to the consolidated financial statements included in this report.
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
For the years ended December 31, 2021 and 2020, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
    Derivative Financial Instruments. Columbia Bank executes interest rate swaps with third parties in order to hedge the interest expense of short-term FHLB advances. Those interest rate swaps are simultaneous with entering into the short-term borrowings with the FHLB. These derivatives are designated as cash flow hedges and are not speculative. As these interest rate swaps meet the hedge accounting requirements, the effective portion of changes in the fair value are recognized in accumulated other comprehensive income. As of December 31, 2021, Columbia Bank had 14 interest rate swaps with notional amounts of $190.0 million hedging certain FHLB advances.

Columbia Bank presently offers interest rate swaps to commercial banking customers to manage their risk of exposure and risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that Columbia Bank executes with a third party, such that Columbia Bank would minimize its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service Columbia Bank offers to certain customers. As the interest rate swaps would not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third party swap contracts are recognized directly in earnings. At December 31, 2021, we had interest rate swaps in place with 52 commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $183.4 million.
Columbia Bank offers currency forward contracts to certain commercial banking customers to facilitate international trade. Those forward contracts are simultaneously hedged by offsetting forward contracts that Columbia Bank would execute with a third party, such that Columbia Bank would minimize its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service Columbia Bank offers to certain commercial customers. As the currency forward contract does not meet the hedge accounting requirements, changes in the fair value of both the customer forward contract and the offsetting forward contract is recognized directly in earnings. At December 31, 2021, Columbia Bank had no currency forward contracts in place with. commercial banking customers.
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

Item 8.     Financial Statements and Supplementary Data

    The information required by this item is included beginning on page 78 of this report.

The following are included in this item:
(A)	Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)
(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
(C)	Consolidated Financial Statements:
	(1)	Consolidated Statements of Financial Condition as of December 31, 2021 and 2020
	(2)	Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
	(3)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019
	(4)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2021, 2020 and 2019
	(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
	(6)	Notes to the Consolidated Financial Statements
(D)	Columbia Financial, Inc. Condensed Financial Statements
	(1)	Statements of Financial Condition as of December 31, 2021 and 2020
	(2)	Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019
	(3)	Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

Item 9.     Change in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

Item 9A.     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended) as of December 31, 2021. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this annual report.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
The Company acquired Freehold Bank on December 1, 2021. Freehold Bank, which had assets of $316.5 million as of December 31, 2021, and net income of approximately $423,000 from the acquisition date through December 31, 2021, was excluded from the scope of this report as allowed by the SEC. Freehold's assets comprised 3.4% of the Company's consolidated assets as of December 31, 2021, and net income was less than 1% of the Company's consolidated net income for 2021.
Report of Independent Registered Public Accounting Firm
The attestation report by the Company’s independent registered public accounting firm, KPMG LLP, on the Company’s internal control over financial reporting is included with the audited consolidated financial statements of the Company beginning on page 78 of this report.
Item 9B.    Other Information

    None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Board of Directors
To be filed by amendment.

Executive Officers
To be filed by amendment.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
To be filed by amendment.

Disclosure of Code of Ethics
To be filed by amendment. A copy of the Code of Ethics and Business Conduct is available to stockholders on the Company’s website at www.columbiabankonline.com.

Corporate Governance
To be filed by amendment.

Item 11.     Executive Compensation

Executive Compensation

To be filed by amendment.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To be filed by amendment.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions
To be filed by amendment.

Corporate Governance
To be filed by amendment.

Item 14.    Principal Accounting Fees and Services

To be filed by amendment.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

	No.	Description	Location

	3.1	Second Amended and Restated Certificate of Incorporation of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	3.2	Amended Bylaws of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	4.0	Specimen Stock Certificate of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	4.1	Description of Columbia Financial, Inc.'s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.1	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Thomas J. Kemly+	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.2	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Dennis E. Gibney+	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.3	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Thomas Allen, Jr.+	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.4	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Geri M. Kelly+	Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.5	Employment Agreement between Columbia Financial, Inc., Columbia Bank and John Klimowich+	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.6	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Mark S. Krukar+	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.7	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Brian W. Murphy+	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.8	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Allyson Schlesinger+	Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2018, filed on March 29, 2019

10.9	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Damodaram Bashyam+	Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2019, filed on March 29, 2019

10.10	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Oliver Lewis+	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2020, filed on March 1, 2021

10.11	Employment Agreement between Columbia Financial, Inc., Columbia Bank and W. Justin Jennings+	Filed herewith

10.12	Form of Columbia Bank Supplemental Executive Retirement Plan+	Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.13	Columbia Bank Stock-Based Deferral Plan+	Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.14	Columbia Bank Director Deferred Compensation Plan, as amended+	Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.15	Columbia Bank Retirement Income Maintenance Plan+	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.16	Columbia Bank Non-Qualified Savings Income Maintenance Plan, as amended+	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.17	Columbia Financial, Inc. 2019 Equity Incentive Plan	Incorporated by reference to Annex 1 to the Company's Definitive Proxy Materials on Schedule 14A (File No. 001-38456), filed on April 22, 2019

21.0	Subsidiaries	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.
Filed herewith

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

+ Management contract or compensatory plan, contract or arrangement.

Item 16.    Form 10-K Summary

    Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Columbia Financial, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Columbia Financial, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for loan losses related to loans collectively evaluated for impairment

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company’s allowance for loan losses related to loans collectively evaluated for impairment (ALLL) was $62.3 million of a total allowance for loan losses of $62.7 million as of December 31, 2021. The ALLL estimate consists of both quantitative and qualitative loss components. The quantitative portion of the ALLL is estimated by applying loss factors based upon the loan type categorization and risk ratings assigned to real estate loans and commercial business loans (collectively, commercial loans). Qualitative adjustments are applied at the portfolio level. Quantitative loss factors give consideration to historical loss experience and migration experience by loan type over a look-back period, adjusted for loss emergence periods. Qualitative factor adjustments to such loss factors are made to reflect risks in the loan portfolio not captured by the quantitative portion of the ALLL.

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

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the ALLL estimate, including controls over the:

•development of the ALLL methodology

•determination and measurement of significant assumptions used to determine the quantitative loss factors

•periodic testing of the internal risk ratings for commercial loans

•development of qualitative factor adjustments, including the significant assumptions used in the measurement of the qualitative factors.

We evaluated the Company’s process to develop the ALLL by testing certain sources of data, factors and assumptions that the Company used, and considered the relevance and reliability of such data, factors and assumptions, including the look-back period by evaluating if loss data in the look-back period was representative of the credit characteristics of the current portfolio. We evaluated the pooling of loans with similar characteristics by assessing the relevant characteristics of the loan portfolio, including the loan type and risk rating. We assessed the appropriateness of the loss emergence period assumptions by considering the Company’s credit risk policies and testing the Company’s observable loss experience study. We tested the development of the qualitative factor adjustments by:

•evaluating the metrics, including the relevance of sources of data and assumptions, used to determine the qualitative factor adjustments by comparing them to the Company’s business environment and credit risk factors

•evaluating trends in the total ALLL, including the qualitative factor adjustments, for consistency with trends in loan portfolio growth (attrition) and credit performance.

We involved credit risk professionals with specialized skills and knowledge, who assisted in evaluating:

•the Company’s ALLL methodology for compliance with U.S. generally accepted accounting principles

•the maximum qualitative factor adjustment based on the highest losses over a consecutive four quarter interval during the look-back period

•the length of the look-back period and the loss emergence periods used in developing the quantitative loss factors, by comparing them to the Company’s portfolio risk characteristics and trends

•the development of the resulting qualitative factor adjustments and the effect of those factors on the ALLL compared with relevant credit risk factors and credit trends

•the internal risk rating for a selection of commercial loans by evaluating the financial performance of the borrower and related credit information, including sources of repayment, and any relevant guarantees or underlying collateral, and credit policies of the Company.

/s/ KPMG LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1972.

Short Hills, New Jersey
March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Columbia Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Columbia Financial, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Freehold Bank during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Freehold Bank’s internal control over financial reporting associated with total assets of $316.5 million and total revenues of $423,000 included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Freehold Bank.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 1, 2022

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Cash and due from banks	$70,702	$422,787
Short-term investments	261	170
Total cash and cash equivalents	70,963	422,957

Debt securities available for sale, at fair value	1,703,847	1,316,952
Debt securities held to maturity, at amortized cost (fair value of $434,789 and $277,091 at December 31, 2021 and 2020, respectively)	429,734	262,720
Equity securities, at fair value	2,710	5,418
Federal Home Loan Bank stock	23,141	43,759
Loans held-for-sale, at fair value	—	4,146

Loans receivable	6,360,601	6,181,770
Less: allowance for credit losses	62,689	74,676
Loans receivable, net	6,297,912	6,107,094

Accrued interest receivable	28,300	29,456
Office properties and equipment, net	78,708	75,974
Bank-owned life insurance ("BOLI")	247,474	232,824
Goodwill and intangible assets	91,693	87,384
Other assets	249,615	209,852
Total assets	$9,224,097	$8,798,536

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$7,570,216	$6,778,624
Borrowings	377,309	799,364
Advance payments by borrowers for taxes and insurance	36,471	32,570
Accrued expenses and other liabilities	161,020	176,691
Total liabilities	8,145,016	7,787,249

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 124,630,738 shares issued and 107,442,453 shares outstanding at December 31, 2021, and 122,037,793 shares issued and 110,939,753 shares outstanding at December 31, 2020	1,246	1,220
Additional paid-in capital	667,906	609,531
Retained earnings	765,133	673,084
Accumulated other comprehensive loss	(45,919)	(69,625)
Treasury stock, at cost; 17,188,285 shares at December 31, 2021 and 11,098,040 shares at December 31, 2020	(271,647)	(163,015)
Common stock held by the Employee Stock Ownership Plan	(37,026)	(39,293)
Stock held by Rabbi Trust	(2,425)	(1,875)
Deferred compensation obligations	1,813	1,260
Total stockholders' equity	1,079,081	1,011,287
Total liabilities and stockholders' equity	$9,224,097	$8,798,536

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data)

	Years Ended December 31,
	2021	2020	2019
Interest income:
Loans receivable	$228,841	$255,236	$217,774
Debt securities available for sale and equity securities	30,211	28,376	30,938
Debt securities held to maturity	8,632	8,025	8,180
Federal funds and interest-earning deposits	430	413	594
Federal Home Loan Bank stock dividends	2,036	3,661	3,597
Total interest income	270,150	295,711	261,083
Interest expense:
Deposits	29,109	55,246	61,551
Borrowings	7,907	18,892	27,161
Total interest expense	37,016	74,138	88,712

Net interest income	233,134	221,573	172,371

(Reversal of) provision for loan losses	(9,953)	18,447	4,224

Net interest income after (reversal of) provision for loan losses	243,087	203,126	168,147

Non-interest income:
Demand deposit account fees	3,803	3,633	4,478
Bank-owned life insurance	5,994	6,620	5,846
Title insurance fees	6,088	5,034	4,981
Loan fees and service charges	2,983	2,419	6,707
Gain on securities transactions	2,025	370	2,612
Change in fair value of equity securities	(1,792)	767	305
Gain on sale of loans	10,790	5,444	785
Other non-interest income	8,940	6,983	5,922
Total non-interest income	38,831	31,270	31,636

Non-interest expense:
Compensation and employee benefits	99,534	100,687	84,256
Occupancy	20,071	19,170	16,180
Federal deposit insurance premiums	2,374	1,901	895
Advertising	2,358	2,641	3,932
Professional fees	7,363	5,810	5,913
Data processing and software expenses	11,497	10,285	8,670
Merger-related expenses	822	1,931	2,755
Loss on extinguishment of debt	2,851	1,158	—
Other non-interest expense	8,867	14,556	6,100
Total non-interest expense	155,737	158,139	128,701

Income before income tax expense	126,181	76,257	71,082

Income tax expense	34,132	18,654	16,365

Net income	$92,049	$57,603	$54,717

Earnings per share - basic and diluted	$0.88	$0.52	$0.49
Weighted average shares outstanding - basic and diluted	104,156,112	109,755,924	111,101,246

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended December 31,
	2021	2020	2019

Net income	$92,049	$57,603	$54,717

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on debt securities available for sale	(30,979)	21,236	21,067
Accretion of unrealized (loss) gain on debt securities reclassified as held to maturity	(3)	126	9
Reclassification adjustment for gain included in net income	1,598	289	2,011
	(29,384)	21,651	23,087

Derivatives, net of tax:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	11,939	(8,382)	(6,468)
	11,939	(8,382)	(6,468)

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(39)	(44)	(44)
Reclassification adjustment of actuarial net (loss) included in net income	(2,915)	(3,384)	(2,930)
Change in funded status of retirement obligations	44,105	(10,731)	(9,935)
	41,151	(14,159)	(12,909)

Total other comprehensive income (loss)	23,706	(890)	3,710

Total comprehensive income, net of tax	$115,755	$56,713	$58,427

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (continued)
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity
Balance at December 31, 2019	$1,173	$531,667	$615,481	$(68,735)	$(54,950)	$(41,564)	$(1,520)	$965	$982,517
Net income	—	—	57,603	—	—	—	—	—	57,603
Other comprehensive (loss)	—	—	—	(890)	—	—	—	—	(890)
Issuance of common stock to Columbia Bank, MHC (4,759,048 shares)	47	68,483	—	—	—	—	—	—	68,530
Treasury stock allocated to restricted stock award grants	—	(481)	—	—	481	—	—	—	—
Stock based compensation	—	8,790	—	—	—	—	—	—	8,790
Purchase of treasury stock (7,587,142 shares)	—	—	—	—	(108,166)	—	—	—	(108,166)
Restricted stock forfeitures (17,247 shares)	—	175	—	—	(199)	—	—	—	(24)
Repurchase shares for taxes (13,453 shares)	—	7	—	—	(181)	—	—	—	(174)
Employee Stock Ownership Plan shares committed to be released	—	890	—	—	—	2,271	—	—	3,161
Funding of deferred compensation obligations	—	—	—	—	—	—	(355)	295	(60)
Balance at December 31, 2020	$1,220	$609,531	$673,084	$(69,625)	$(163,015)	$(39,293)	$(1,875)	$1,260	$1,011,287

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (continued)
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity
Balance at December 31, 2020	$1,220	$609,531	$673,084	$(69,625)	$(163,015)	$(39,293)	$(1,875)	$1,260	$1,011,287
Net income	—	—	92,049	—	—	—	—	—	92,049
Other comprehensive loss	—	—	—	23,706	—	—	—	—	23,706
Issuance of common stock to Columbia Bank, MHC (2,591,007 shares)	26	47,234	—	—	—	—	—	—	47,260
Treasury stock allocated to restricted stock award grants	—	(733)	—	—	733	—	—	—	—
Stock based compensation	—	8,880	—	—	—	—	—	—	8,880
Purchase of treasury stock (6,055,119 shares)	—	—	—	—	(107,774)	—	—	—	(107,774)
Exercise of stock options (28,522 shares)	—	(25)	—	—	—	—	—	—	(25)
Restricted stock forfeitures (65,509 shares)	—	1,234	—	—	(1,234)	—	—	—	—
Repurchase shares for taxes (19,820 shares)	—	—	—	—	(357)	—	—	—	(357)
Employee Stock Ownership Plan shares committed to be released	—	1,785	—	—	—	2,267	—	—	4,052
Funding of deferred compensation obligations	—	—	—	—	—	—	(550)	553	3
Balance at December 31, 2021	$1,246	$667,906	$765,133	$(45,919)	$(271,647)	$(37,026)	$(2,425)	$1,813	$1,079,081

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$92,049	$57,603	$54,717
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees, costs, and purchased premiums and discounts	2,121	(1,464)	1,205
Net amortization of premiums and discounts on securities	4,482	2,508	1,160
Net amortization of mortgage servicing rights	266	130	(109)
Amortization of intangible assets	1,025	1,048	222
Depreciation and amortization of office properties and equipment	6,718	6,543	4,880
Amortization of operating lease right-of-use assets	3,633	2,641	—
Loss on extinguishment of debt	2,851	1,158	—
(Reversal of) provision for loan losses	(9,953)	18,447	4,224
Gain on securities transactions	(2,025)	(370)	(2,612)
Change in fair value of equity securities	1,792	(767)	(305)
Gain on securitizations	(2,259)	(3,544)	—
Gain on sale of loans	(8,531)	(1,900)	(785)
Loss on real estate owned	—	—	1
Loss on disposal of office properties and equipment	95	734	3
Loss on write-down of office properties and equipment	—	114	—
Loss on write-down of mortgage servicing rights	—	75	—
Deferred tax expense	17,709	9,738	7,527
Decrease (increase) in accrued interest receivable	2,023	(6,685)	(959)
(Increase) in other assets	(22,159)	(75,127)	(51,856)
(Decrease) increase in accrued expenses and other liabilities	1,926	32,891	3,032
Income on bank-owned life insurance	(5,994)	(6,620)	(5,846)
Employee stock ownership plan expense	4,052	3,161	3,566
Stock based compensation	8,880	8,790	3,694
Increase (decrease) in deferred compensation obligations under Rabbi Trust	3	(60)	65
Net cash provided by operating activities	$98,704	$49,044	$21,824

Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	$90,339	$20,761	$65,198
Proceeds from sales of equity securities	1,390	—	1,065
Proceeds from paydown/maturities/calls of debt securities available for sale	368,249	247,908	149,683
Proceeds from paydown/maturities/calls of debt securities held to maturity	36,103	48,640	46,133
Purchases of debt securities available for sale	(667,015)	(292,809)	(176,171)
Purchases of debt securities held to maturity	(203,779)	(12,815)	(70,126)
Purchases of equity securities	(91)	—	(416)
Proceeds from sales of loans held-for-sale	302,039	111,764	101,946
Proceeds from sales of loans receivable	—	35,613	11,671
Purchases of loans receivable	(85,382)	—	(89,774)
Net increase in loans receivable	(325,917)	(80,498)	(503,772)

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Years Ended December 31,
	2021	2020	2019

Proceeds from bank-owned life insurance death benefits	5	627	1,015
Proceeds from redemptions of Federal Home Loan Bank stock	28,448	50,374	72,871
Purchases of Federal Home Loan Bank stock	(4,798)	(22,544)	(79,796)
Proceeds from sales of office properties and equipment	1,879	—	—
Additions to office properties and equipment	(5,492)	(4,624)	(19,344)
Proceeds from sales of real estate owned	—	—	91
Net cash acquired in acquisitions	20,417	155,248	(31,288)
Net cash (used in) provided by investing activities	$(443,605)	$257,645	$(521,014)

Cash flows from financing activities:
Net increase in deposits	$581,475	$799,548	$449,270
Proceeds from long-term borrowings	37,120	90,000	140,000
Payments on long-term borrowings	(306,752)	(343,939)	(230,000)
Net (decrease) increase in short-term borrowings	(244,027)	(376,005)	225,081
Proceeds from term note	29,841	—	—
Payment of subordinated debt	—	(16,600)	—
Increase (decrease) in advance payments by borrowers for taxes and insurance	3,406	(3,919)	3,121
Issuance of common stock	—	—	14
Purchase of treasury stock	(107,774)	(108,166)	(55,309)
Exercise of options	(25)	—	—
Restricted stock forfeitures	—	(24)	(736)
Repurchase of shares for taxes	(357)	(174)	—
Issuance of treasury stock allocated to restricted stock award grants	—	—	1,095
Net cash (used in) provided by financing activities	$(7,093)	$40,721	$532,536

Net (decrease) increase in cash and cash equivalents	$(351,994)	$347,410	$33,346

Cash and cash equivalents at beginning of year	422,957	75,547	42,201
Cash and cash equivalents at end of year	$70,963	$422,957	$75,547

Cash paid during the period for:
Interest on deposits and borrowings	$37,906	$75,557	$87,370
Income tax payments, net of (refunds)	$16,262	$10,526	$(2,893)

Non-cash investing and financing activities:
Transfer of loans receivable to loans held-for-sale	$289,362	$114,171	$93,147
Securitization of loans	$99,603	$117,259	$21,615
Initial recognition of operating lease right-of-use asset	$—	$22,218	$—
Initial recognition of operating lease liabilities	$—	$23,290	$—

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Acquisitions:
Non-cash assets acquired:
Debt securities available for sale	$118,017	$51,479	$51,710
Debt securities held to maturity	—	13,418	—
Equity securities	—	1,796	1,073
Federal Home Loan Bank stock	3,032	2,010	3,716
Loans receivable	158,912	171,593	757,223
Accrued interest receivable	867	679	2,239
Office properties and equipment, net	5,934	5,774	6,815
Bank-owned life insurance	8,661	17,245	22,096
Core deposit and other intangibles	42	—	7,467
Other assets	616	7,964	4,301
Total non-cash assets acquired	$296,081	$271,958	$856,640
Liabilities assumed:
Deposits	$210,117	$333,234	$782,698
Borrowings	59,908	37,728	82,761
Advance payments by borrowers for taxes and insurance	495	982	356
Accrued expenses and other liabilities	4,822	5,400	14,584
Total liabilities assumed	$275,342	$377,344	$880,399
Net non-cash assets acquired (liabilities assumed)	$20,739	$(105,386)	$(23,759)
Net cash and cash equivalents acquired in acquisitions	$20,417	$155,248	$105,006

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

On December 1, 2021, the Company completed its acquisition of Freehold Bancorp, MHC, Freehold Bancorp, Inc. and Freehold Bank (collectively, the "Freehold Entities" or "Freehold"). Pursuant to the terms of the Merger Agreement, Freehold Bancorp, MHC merged with and into the MHC, with the MHC as the surviving entity; and Freehold Bancorp, Inc. merged with and into Columbia Financial, with Columbia Financial as the surviving entity. In connection with the merger, Freehold Bank converted to a federal savings bank and will operate as a wholly-owned subsidiary of Columbia Financial for at least two years following the effective time of the merger, or no later than December 31, 2023. Under the terms of the merger agreement, depositors of Freehold Bank became depositors of the Bank and have the same rights and privileges in the MHC as if their accounts had been established at the Bank on the date established at Freehold Bank. The Company issued 2,591,007 shares of its common stock to the MHC, representing an amount equal to the fair value of the Freehold Entities as determined by an independent appraiser, at the effective time of the merger.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Columbia Financial, Inc., its wholly-owned subsidiaries, Columbia Bank ("Columbia") and Freehold Bank ("Freehold") and Columbia's wholly-owned subsidiaries, Columbia Investment Services, Inc., 2500 Broadway Corp. 1901 Residential Management Co. LLC, Plaza Financial Services, Inc., First Jersey Title Services, Inc., Real Estate Management Corp. LLC, 1901 Commercial Management Co. LLC, Stewardship Realty LLC, and CSB Realty Corp., and Freehold's wholly-owned inactive subsidiary, Freehold S & L Service Corporation (collectively, the “Company”). The accounts of the MHC are not consolidated in the consolidated financial statements of the Company. In consolidation, all intercompany accounts and transactions are eliminated. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Basis of Financial Statement Presentation

The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), including the elimination of all significant intercompany accounts and transactions during consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the Consolidated Statements of Financial Condition, and Consolidated Statements of Income for the periods presented. Material estimates that are particularly susceptible to change are the determination of the adequacy of the allowance for credit losses, evaluation of goodwill for impairment, evaluation of other-than-temporary impairment on securities, evaluation of the need for valuation allowances on deferred tax assets, and determination of liabilities related to retirement and other post-retirement benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile securities markets, and declines in the housing market and the economy generally have combined to increase the uncertainty inherent in such estimates and assumptions. Actual results could differ from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Federal Home Loan Bank Stock

The Banks, as members of the Federal Home Loan Bank of New York (the "FHLB"), are required to hold shares of capital stock of the FHLB based on its activities, primarily its outstanding borrowings. The investment is carried at cost, or par value, which approximates fair value. Cash dividends are reported as income.

Loans Held-for-Sale

Loans held-for-sale consists of loans intended for sale in the secondary market. These loans are carried at the lower of cost or estimated fair value, less costs to sell, as determined on an individual loan basis. Net unrealized losses, if any, are recognized in a valuation allowance through a charge to earnings. Origination fees and costs on loans held-for-sale are deferred and recognized on settlement dates as a component of the gain or loss on sale. Loans held-for-sale are generally sold with loan servicing rights retained by the Columbia Bank.

Loans Receivable

Loans receivable are carried at unpaid principal balances adjusted by unamortized premiums and unearned discounts, net deferred origination fees and costs less the allowance for loan losses. The Company defers loan origination fees and certain direct loan origination costs and accretes such amounts as an adjustment to the yield over the expected lives of the related loans using the level-yield method. Interest income on loans is accrued and credited to income as earned. Premiums and discounts on loans purchased are amortized or accreted as an adjustment to yield over the contractual lives of the related loans using methodologies which approximate the level-yield method.

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

An impaired loan is defined as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. The Company considers the population of loans in its impairment analysis to include all multifamily and commercial real estate, construction, and commercial business loans with an outstanding balance greater than $500,000 and not accruing interest, and loans modified in a troubled debt restructuring. The Company also considers residential real estate, and home equity loans and advances that are not accruing or modified in a troubled debt restructuring for impairment. Other loans may be included in the population of loans in its impairment analysis if management has specific information of a collateral shortfall. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Payments received on impaired loans are recognized on a cash basis.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses

Losses on loans are charged to the allowance for loan losses. Additions to this allowance are made by recoveries of loans previously charged off and by a provision charged to expense. The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio, economic conditions, historical loan loss experience and other factors that warrant recognition in providing an adequate allowance. Estimates and judgments required to establish the allowance include: overall economic environment; value of collateral; strength of guarantors; loss exposure in the event of default; the amount and timing of future cash flows on impaired loans; and determination of loss factors applied to the portfolio segments. These estimates are susceptible to significant change. Management regularly reviews loss experience within the portfolio and monitors current economic conditions and other factors related to the collectability of the loan portfolio. While management uses available information, future additions to the allowance may be necessary based on changes in economic conditions in the Company's market area. In addition, regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for loan losses as an integral part of their examination. Such agencies may require the Banks to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant uncertainties.

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
In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporations issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” allows banks to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. The Banks each elected to account for modifications on certain loans under Section 4013 of the CARES Act or, if the loan modification was not eligible under Section 4013, used the criteria in the COVID-19 guidance to determine when the loan modification was not a TDR in accordance with ASC 310-40. Guidance noted that modification or deferral programs mandated by the federal or a state government related to COVID-19 would not be in the scope of ASC 310-40, such as a state program that requires all institutions within that state to suspend mortgage payments for a specified period. Furthermore, based on current evaluations, generally, we have continued the accrual of interest on these loans during the short-term modification period. The Consolidated Appropriations Act, 2021, which was enacted in late December 2020, extended certain provisions of the CARES Act through January 1, 2022, including provisions permitting loan deferral extension requests to not be treated as troubled debt restructurings.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Office Properties and Equipment

Land is carried at cost. Office properties, land and building improvements, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of office properties and equipment is computed on a straight-line basis over their estimated useful lives (generally 40 years for buildings, 10 years to 20 years for land and building improvements, 3 years to 10 years for furniture and equipment). Leasehold improvements, carried at cost, net of accumulated depreciation, are amortized over the terms of the related leases or the estimated useful lives of the assets, whichever is shorter. Major improvements are capitalized, while repairs and maintenance costs are charged to expense as incurred. Upon retirement or sale, any gain or loss is recognized as incurred. At December 31, 2020, land and buildings included properties acquired from Stewardship with a fair value of $1.9 million which were held-for-sale. These properties were sold during the year ended December 31, 2021.

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

Goodwill and Intangible Assets

Intangible assets of the Company consist of goodwill, core deposit intangibles and mortgage servicing rights. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual goodwill impairment test as of December 31, 2021 based upon its qualitative assessment of goodwill and concluded that goodwill was not impaired and no further quantitative analysis was warranted.

Core deposit intangibles represent the intangible value of depositor relationships acquired by the Company through purchase acquisitions of Stewardship and Freehold. The premiums ascribed to these deposits are amortized over their estimated useful lives.

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

Employee Benefit Plans

Columbia Bank maintains a single-employer tax-qualified defined benefit pension plan (the "Pension Plan") which covers full-time employees that satisfy the Pension Plan eligibility requirements. Effective October 1, 2018, employees hired are not eligible to participate in the Columbia Bank's Pension Plan as the plan has been closed to new employees as of that date.

The policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. GAAP requires an employer to: (a) recognize in its statement of financial position the over-funded or under-funded status of a defined benefit post-retirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The assets of the plan are primarily invested in fixed income and equity funds.

Columbia Bank has a retirement income maintenance plan (the "RIM Plan") which is a non-qualified defined benefit plan which provides benefits to all employees of the Company if their benefits under the Pension Plan are limited by the Internal Revenue Code.

Columbia Bank and Freehold Bank each have a 401(k) plan covering substantially all employees. Columbia Bank may match a percentage of the first 3.00% to 4.50% contributed by participants. Columbia's matching contribution, if any, is determined by their Board of Directors in its sole discretion. Freehold does not presently match any portion of employee contribution, but may provide an annual match determined by their Board of Directors in its sole discretion.

Columbia Bank has an Employee Stock Ownership Plan ("ESOP"). The funds borrowed by the ESOP from the Company to purchase the Company's common stock are being repaid from Columbia Bank's contributions over a period of 20 years. The Company's common stock not allocated to participants is recorded as a reduction of stockholders' equity at cost. Compensation expense for the ESOP is based on the average price of the Company's stock and the amount of shares committed to be allocated during each period.

Columbia Bank has a Supplemental Executive Retirement Plan ("SERP"). The SERP is a non-qualified plan which provides supplemental retirement benefits to eligible officers (those designated by the Board of Directors) of the Company who are prevented from receiving the full benefits contemplated by the ESOP's benefit formulas under tax law limits for tax-qualified plans. In addition, the Company maintains a stock based deferral plan (the "Stock Based Deferral Plan") for certain executives and directors. The Company records a deferred compensation equity account and corresponding contra-equity account for the cost of the shares held by the Stock Based Deferral and SERP Plans.

Columbia Bank also maintains a non-qualified savings income maintenance deferred compensation plan (the "SIM Plan") that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the 401(k) Plan under tax law limits for tax-qualified plans, and a Deferred Compensation Plan for directors.

Freehold Bank also sponsors a director deferred retirement plan, a director retirement income plan, and a supplemental executive retirement plan for certain current and former directors and officers of the Bank.

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

The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2021 and 2020. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. The Company did not recognize any interest and penalties during the years ended December 31, 2021, 2020 and 2019.

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

The Company adopted this guidance effective January 1, 2019. As a result, $1.9 million of equity securities, as of December 31, 2018, were reclassified from securities available for sale, and presented as a separate line item on the Consolidated Statements of Financial Condition. The $548,000 after tax unrealized gain on these securities, at time of adoption, was reclassified from other comprehensive income (loss) to retained earnings, and is reflected in the consolidated statements of changes in stockholders' equity. For financial instruments that are measured at amortized cost, the Company measures fair value utilizing an exit price methodology. See note 6 for additional disclosure regarding the impact of adoption of this ASU on the Company's consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Acquisitions

Stewardship Financial Corporation

    On November 1, 2019, the Company completed its acquisition of Stewardship Financial Corporation ("Stewardship"), pursuant to the Agreement and Plan of Merger, dated as of June 6, 2019, (the "Merger Agreement") by and among Columbia Financial, Broadway Acquisition Corp. (a wholly owned subsidiary of Columbia Financial) and Stewardship. Under the terms of the merger agreement, each outstanding share of Stewardship common stock was converted into the right to receive $15.75 in cash at the effective time of the merger. The aggregate merger consideration paid was $136.3 million. At the time of closing, Stewardship had $956.0 million in total assets, including $756.9 million in net loans receivable, $52.6 million in securities, and $877.8 million in total liabilities, including $781.4 million in deposits and $81.8 million in borrowings. The deposits initially acquired from Stewardship were held across a network of 12 branches located in New Jersey throughout Bergen, Morris, and Passaic counties. During the year ended December 31, 2020, four of these branches were closed, and the Company recorded a loss of $770,000 related to these branch closures. During the year ended December 31, 2021, the Company recorded additional net losses of $301,000 related to these branches.

    Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the Stewardship acquisition totaled $277,000, $1.3 million and $2.8 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

    The following table sets forth assets acquired and liabilities assumed in the Stewardship acquisition, at their estimated fair values as of the closing date of the transaction:

November 1, 2019
Assets acquired:	(In thousands)
Cash and cash equivalents	$105,006
Debt securities available for sale	51,710
Equity securities	1,073
Federal Home Loan Bank stock	3,716
Loans receivable	757,223
Accrued interest receivable	2,239
Office properties and equipment, net	6,815
Bank-owned life insurance	22,096
Deferred tax assets, net	3,534
Core deposit and other intangibles	7,467
Other assets	767
Total assets acquired	$961,646

Liabilities assumed:
Deposits	$782,698
Borrowings	82,761
Advance payments by borrowers for taxes and insurance	356
Accrued expenses and other liabilities	14,584
Total liabilities assumed	$880,399

Net assets acquired	$81,247
Cash paid for purchase	136,294
Goodwill recorded at merger	$55,047

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Acquisitions (continued)

Stewardship Financial Corporation (continued)

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of November 1, 2019, and resulted in the recognition of goodwill of $55.0 million and a core deposit intangible of $7.5 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. The fair value estimates were subject to change for up to one year after the closing date of the transaction if additional information (existing at the date of closing) relative to closing date fair values became available. During the year ended December 21 2020, the Company determined that there were no material adjustments required to be recorded to amounts as of November 1, 2019.
Roselle Bank

On April 1, 2020, the Company completed its acquisition of RSB Bancorp, MHC, RSB Bancorp, Inc. and Roselle Bank (collectively, the "Roselle Entities" or "Roselle"). Pursuant to the terms of the Merger Agreement, RSB Bancorp, MHC merged with and into the MHC, with the MHC as the surviving entity; RSB Bancorp, Inc. merged with and into Columbia Financial, with Columbia Financial as the surviving entity; and Roselle Bank merged with and into the Columbia Bank, with Columbia Bank as the surviving institution. Under the terms of the merger agreement, depositors of Roselle Bank became depositors of Columbia Bank and have the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at Roselle Bank. The Company issued 4,759,048 shares of its common stock to the MHC, representing an amount equal to the fair value of the Roselle Entities as determined by an independent appraiser, at the effective time of the merger.

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the Roselle acquisition totaled $597,000 for the year ended December 31, 2020. There were no expenses recorded for the years ended December 31, 2021 and 2019.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Acquisitions (continued)

Roselle Bank (continued)

The following table sets forth assets acquired and liabilities assumed in the Roselle acquisition, at their estimated fair values as of the closing date of the transaction:

April 1, 2020
Assets acquired:	(In thousands)
Cash and cash equivalents	$155,248
Debt securities available for sale	51,479
Debt securities held to maturity	13,418
Equity securities	1,796
Federal Home Loan Bank stock	2,010
Loans receivable	171,593
Accrued interest receivable	679
Office properties and equipment, net	5,774
Bank-owned life insurance	17,245
Deferred tax assets, net	1,334
Other assets	1,489
Total assets acquired	$422,065

Liabilities assumed:
Deposits	$333,234
Borrowings	37,728
Advance payments by borrowers for taxes and insurance	982
Accrued expenses and other liabilities	5,400
Total liabilities assumed	$377,344

Net assets acquired	$44,721
Fair market value of stock issued to Columbia Bank MHC for purchase	68,530
Goodwill recorded at merger	$23,809

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of April 1, 2020, and resulted in the recognition of goodwill of $23.8 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. During the fourth quarter of 2020, the Company completed all tax returns related to the operation of the acquired entity and its impact on the Company's income taxes, which resulted in a $5.1 million adjustment to deferred income taxes, net, and a decrease in goodwill. During the quarter ended March 31, 2021, the Company recorded a final adjustment of $1.1 million to deferred income taxes, net, and a decrease in goodwill. At December 31, 2021, goodwill related to the Roselle acquisition totaled $17.6 million.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Acquisitions (continued)

Freehold Bank

On December 1, 2021, the Company completed its acquisition of Freehold Bancorp, MHC, Freehold Bancorp, Inc. and Freehold Bank (collectively, the "Freehold Entities" or "Freehold"). Pursuant to the terms of the Merger Agreement, Freehold Bancorp, MHC merged with and into the MHC, with the MHC as the surviving entity; and Freehold Bancorp, Inc. merged with and into Columbia Financial, with Columbia Financial as the surviving entity. In connection with the merger, Freehold Bank converted to a federal savings bank and will operate as a wholly-owned subsidiary of Columbia Financial for at least two years following the effective time of the merger, or no later than December 31, 2023. Under the terms of the merger agreement, depositors of Freehold Bank became depositors of the Columbia Bank and have the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at Freehold Bank. The Company issued 2,591,007 shares of its common stock to the MHC, representing an amount equal to the fair value of the Freehold Entities as determined by an independent appraiser, at the effective time of the merger.

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the Freehold acquisition totaled $350,000 for the year ended December 31, 2021. There were no expenses recorded for the years ended December 31, 2020 and 2019.

The following table sets forth assets acquired and liabilities assumed in the Freehold acquisition, at their estimated fair values as of the closing date of the transaction:

December 1, 2021
Assets acquired:	(In thousands)
Cash and cash equivalents	$20,417
Debt securities available for sale	118,017
Federal Home Loan Bank stock	3,032
Loans receivable	158,912
Accrued interest receivable	867
Office properties and equipment, net	5,934
Bank-owned life insurance	8,661
Deferred tax assets, net	454
Core deposit and other intangibles	42
Other assets	162
Total assets acquired	$316,498

Liabilities assumed:
Deposits	210,117
Borrowings	59,908
Advance payments by borrowers for taxes and insurance	495
Accrued expenses and other liabilities	4,822
Total liabilities assumed	$275,342

Net assets acquired	$41,156
Fair market value of stock issued to Columbia Bank MHC for purchase	47,260
Goodwill recorded at merger	$6,104

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Acquisitions (continued)

Freehold Bank (continued)

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of December 1, 2021, and resulted in the recognition of goodwill of $6.1 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information (existing at the date of closing) relative to closing date fair values becomes available. As the Company continues to analyze the acquired assets and assumed liabilities, there may be adjustments to the recorded carrying values. However, management does not expect significant future adjustments to the recorded amounts as at December 1, 2021.

RSI Bank

On December 1, 2021, Columbia Financial, Inc. (the “Company”), the parent company of Columbia Bank, and Columbia Bank MHC, the Company’s mutual holding company parent (the “MHC” and, together with the Company and Columbia Bank, the “Columbia Entities”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RSI Bancorp, M.H.C., RSI Bancorp, Inc. and RSI Bank (collectively, the “RSI Entities”), pursuant to which (i) RSI Bancorp, M.H.C. will merge with and into the MHC, with the MHC as the surviving entity, (ii) RSI Bancorp, Inc. will merge with and into the Company (or a wholly owned subsidiary of the Company to be formed after the date of the Merger Agreement), with the Company (or such wholly owned subsidiary of the Company) as the surviving entity; and (iii) RSI Bank will merge with and into Columbia Bank, with Columbia Bank as the surviving institution (collectively, the “Merger”). Under the terms of the Merger Agreement, depositors of RSI Bank will become depositors of Columbia Bank and will have the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at RSI Bank. As part of the transactions contemplated by the Merger Agreement, at the effective time of the Merger, the Company will issue additional shares of its common stock to the MHC in an amount equal to the fair value of the RSI Entities as determined by an independent appraiser. These shares are expected to be issued immediately prior to completion of the mergers. The Merger Agreement has been unanimously approved by the Boards of Directors of each of the Columbia Entities and the RSI Entities. Subject to the receipt of all required regulatory and other approvals, and the satisfaction or waiver of other customary closing conditions, the parties anticipate that the transactions contemplated by the Merger Agreement will close in the second quarter of 2022.

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the RSI acquisition totaled $196,000 for the year ended December 31, 2021. There were no expenses recorded for the years ended December 31, 2020 and 2019.

Fair Value Measurement of Assets Acquired and Liabilities Assumed

    Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the Stewardship, Roselle and Freehold acquisitions (if applicable):

    Cash and cash equivalents. The estimated fair values of cash and cash equivalents approximate their stated face amounts, as these financial instruments are either due on demand or have short-term maturities.

Debt securities available for sale or held for maturity. The estimated fair values of the debt securities were calculated mostly utilizing Level 2 inputs. The majority of the acquired securities were fixed income instruments that are not quoted on an exchange, but are traded in active markets. The prices for these instruments are obtained through an independent pricing service when available, or dealer market participants with whom the Company has historically transacted with for both purchases and sales of securities. The prices are derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, and the bond's terms and conditions, among other things. Management reviewed the data and assumptions used in pricing securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data.

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

    Intangible assets. Intangible assets recognized in the Stewardship and Freehold acquisitions consisting of core deposit intangibles ("CDI") are the measures of the value of non-maturity deposits in a business combination. The fair value of the CDI was calculated utilizing the cost savings approach, the expected cost savings attributable to the core deposits funding relative to an alternative source of funding, using a discounted cash flow present value methodology. Key inputs and assumptions utilized in the discounted cash flow present value methodology include core deposit balances and rates paid, the cost of an additional funding source, the aggregate life of deposits and truncation points, non-interest deposit costs, and the immediate deposit outflow assumption.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)     Debt Securities Available for Sale

    Debt securities available for sale at December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$34,711	$404	$(236)	$34,879
Mortgage-backed securities and collateralized mortgage obligations	1,553,491	14,141	(13,273)	1,554,359
Municipal obligations	4,159	20	—	4,179
Corporate debt securities	109,018	2,378	(966)	110,430
	$1,701,379	$16,943	$(14,475)	$1,703,847

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$24,425	$1,124	$—	$25,549
Mortgage-backed securities and collateralized mortgage obligations	1,163,613	37,343	(562)	1,200,394
Municipal obligations	16,845	17	—	16,862
Corporate debt securities	67,628	2,264	(415)	69,477
Trust preferred securities	5,000	—	(330)	4,670
	$1,277,511	$40,748	$(1,307)	$1,316,952

    The amortized cost and fair value of debt securities available for sale at December 31, 2021, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	December 31, 2021
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$5,912	$5,998
More than one year to five years	80,419	82,493
More than five years to ten years	61,557	60,997
	$147,888	$149,488
Mortgage-backed securities and collateralized mortgage obligations	1,553,491	1,554,359
	$1,701,379	$1,703,847

Mortgage-backed securities and collateralized mortgage obligations totaling $1.6 billion at both amortized cost and fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)     Debt Securities Available for Sale (continued)

During the year ended December 31, 2021, proceeds from the sale of debt securities available for sale totaled $90.3 million, resulting in gross gains of $2.1 million and $439,000 of gross losses. Proceeds from called debt securities available for sale totaled $14.0 million, resulting in no gross gain or losses. Proceeds from matured debt securities available for sale totaled $210,000.

During the year ended December 31, 2020, proceeds from the sale of debt securities available for sale totaled $20.8 million, resulting in gross gains of $369,000 and no gross losses. Proceeds from called debt securities available for sale totaled $11.6 million resulting in gross gains of $1,000 and no gross losses. Proceeds from matured debt securities available for sale totaled $10.9 million.

During the year ended December 31, 2019, proceeds from the sale of debt securities available for sale totaled $65.2 million, resulting in gross gains of $2.2 million and gross losses of $22,000. Proceeds from called debt securities available for sale totaled $24.1 million resulting in gross gains of $174,000 and no gross losses. Proceeds from one matured debt security available for sale totaled $797,000.

Debt securities available for sale having a carrying value of $587.7 million and $822.2 million, at December 31, 2021 and 2020, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York. Debt securities available for sale having a carrying value of $44.1 million at December 31, 2021 were pledged by Freehold Bank for outstanding borrowings at the Federal Home Loan Bank, and for potential borrowings at the Federal Reserve Bank of New York.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at December 31, 2021 and 2020 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$14,488	$(236)	$—	$—	$14,488	$(236)
Mortgage-backed securities and collateralized mortgage obligations	820,746	(11,892)	62,407	(1,381)	883,153	(13,273)
Corporate debt securities	29,221	(671)	4,705	(295)	33,926	(966)
	$864,455	$(12,799)	$67,112	$(1,676)	$931,567	$(14,475)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

Mortgage-backed securities and collateralized mortgage obligations	$117,978	$(481)	$24,018	$(81)	$141,996	$(562)
Corporate debt securities	9,845	(155)	5,740	(260)	15,585	(415)
Trust preferred securities	—	—	4,670	(330)	4,670	(330)
	$127,823	$(636)	$34,428	$(671)	$162,251	$(1,307)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)     Debt Securities Available for Sale (continued)

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2021, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position at December 31, 2021 totaled 219, compared with 40 at December 31, 2020. All temporarily impaired securities were investment grade as of December 31, 2021 and 2020.

The Company did not record an other-than-temporary impairment charge on debt securities available for sale during the years ended December 31, 2021, 2020, and 2019.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Debt Securities Held to Maturity

Debt securities held to maturity at December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$44,870	$—	$(759)	$44,111
Mortgage-backed securities and collateralized mortgage obligations	384,864	6,741	(927)	390,678
	$429,734	$6,741	$(1,686)	$434,789

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$5,000	$1	$—	$5,001
Mortgage-backed securities and collateralized mortgage obligations	257,720	14,372	(2)	272,090
	$262,720	$14,373	$(2)	$277,091

The amortized cost and fair value of debt securities held to maturity at December 31, 2021, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	December 31, 2021
	Amortized Cost	Fair Value
	(In thousands)

More than one year to five years	$14,875	$14,754
More than five years to ten years	19,995	19,539
More than ten years	10,000	9,818
	44,870	44,111
Mortgage-backed securities and collateralized mortgage obligations	384,864	390,678
	$429,734	$434,789

Mortgage-backed securities and collateralized mortgage obligations totaling $384.9 million at amortized cost, and $390.7 million at fair value at December 31, 2021, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

During the year ended December 31, 2021, there were no sales of debt securities held to maturity. During the year ended December 31, 2021, proceeds from called debt securities held to maturity totaled $5.1 million, resulting in no gross gains or losses.

During the years ended December 31, 2020 and 2019, there were no sales of debt securities held to maturity. During the year ended December 31, 2020, proceeds from called debt securities held to maturity totaled $20.0 million, resulting in no gross gains or losses. During the year ended December 31, 2019, proceeds from called debt securities held to maturity totaled $33.4 million, resulting in $24,000 of gross gains and no gross losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Debt Securities Held to Maturity (continued)
Debt securities held to maturity having a carrying value of $252.4 million and $220.5 million, at December 31, 2021 and 2020, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at December 31, 2021 and 2020 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$44,111	$(759)	$—	$—	$44,111	$(759)
Mortgage-backed securities and collateralized mortgage obligations	79,036	(927)	—	—	79,036	(927)
	$123,147	$(1,686)	$—	$—	$123,147	$(1,686)

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

Mortgage-backed securities and collateralized mortgage obligations	$2,176	$(2)	$—	$—	$2,176	$(2)
	$2,176	$(2)	$—	$—	$2,176	$(2)

The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. The temporary loss position associated with debt securities held to maturity was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2021, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

There were 25 securities in an unrealized loss position as of December 31, 2021, compared with two at December 31, 2020. All temporarily impaired securities were investment grade as of December 31, 2021 and 2020.

The Company did not record an other-than-temporary impairment charge on debt securities held to maturity for the years ended December 31, 2021, 2020, and 2019.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(6)    Equity Securities at Fair Value

The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, and preferred stock in U.S. Government agencies which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at December 31, 2021 and 2020 was $2.7 million and $5.4 million, respectively.

The Company adopted ASU 2016-01 on January 1, 2019, resulting in a $548,000 after tax cumulative-effect adjustment from other comprehensive income (loss) to retained earnings, as reflected in the Consolidated Statements of Changes in Stockholders' Equity. The Company recorded a net (decrease) increase in the fair value of equity securities of $(1.8) million and $767,000 for the years ended December 31, 2021 and 2020, respectively, as a component of non-interest income.

During the year ended December 31, 2021, sales of equity securities totaled $1.4 million, resulting in gross gains of $383,000 of no gross losses. During the year ended December 31, 2020, there were no sales of equity securities. During the year ended December 31, 2019, sales of equity securities totaled $1.1 million, resulting in gross gains of $236,000 and no gross losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses

Loans receivable at December 31, 2021 and 2020 are summarized as follows:

	December 31,
	2021	2020
	(In thousands)
Real estate loans:
One-to-four family	$2,092,317	$1,940,327
Multifamily and commercial	3,211,344	2,817,965
Construction	295,047	328,711
Commercial business loans	452,232	752,870
Consumer loans:
Home equity loans and advances	276,563	321,177
Other consumer loans	1,428	1,497
Total gross loans	6,328,931	6,162,547
Purchased credit-impaired loans	6,791	6,345
Net deferred loan costs, fees and purchased premiums and discounts	24,879	12,878
Loans receivable	$6,360,601	$6,181,770

The Company had no loans held-for-sale at December 31, 2021. The Company had $4.1 million of SBA loans held-for-sale at December 31, 2020. During the year ended December 31, 2021, the Company sold $18.5 million, $19.1 million, $258.1 million and $6.4 million of one-to-four family real estate loans and home equity loans, multifamily and commercial real estate loans, commercial business and SBA loans, and construction loans held-for sale included in commercial business loans, respectively, resulting in gross gains of $8.6 million and gross losses of $24,000. During the year ended December 31, 2020, the Company sold $111.8 million of one-to-four family real estate loans held-for-sale, resulting in gross gains of $1.7 million and no gross losses. During the year ended December 31, 2019, the Company sold $97.4 million, $4.3 million, and $164,000 of one-to-four family real estate and home equity loans, multifamily and commercial real estate and commercial business loans held-for-sale, resulting in gross gains of $718,000 and no gross losses.

During the year ended December 31, 2021, no loans included in loans receivable were sold by the Company. During the year ended December 31, 2020, the Company sold $15.1 million, $13.0 million, and $7.6 million of one-to-four family real estate loans and home equity loans, construction loans, and commercial business loans, respectively, included in loans receivable, resulting in gross gains of $161,000 and no gross losses. During the year ended December 31, 2019, the Company sold $5.3 million, $5.5 million, and $901,000 of one-to-four family real estate loans and home equity loans, and multifamily and commercial real estate loans, respectively, included in loans receivable, resulting in gross gains of $67,000 and no gross losses.

During the year ended December 31, 2021, the Company purchased $11.8 million of one-to-four family real estate loans and $73.6 million of multifamily and commercial real estate loans from third parties. During the year ended December 31, 2020 there were no loans purchased by the Company. During the year ended December 31, 2019, the Company purchased $89.8 million of one-to-four family real estate loans from third parties.

At December 31, 2021 and 2020, commercial business loans included $44.9 million and $344.4 million, respectively, in SBA Payroll Protection Program ("PPP") loans and net deferred fees related to these loans totaling $1.2 million and $6.6 million, respectively.

At December 31, 2021 and 2020, the carrying value of loans serviced by the Company for investors was $519.5 million and $598.0 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition. Servicing income totaled $1.5 million, $1.4 million, and $1.2 million for the years ended December 31, 2021, 2020 and 2019.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

The Company has entered into guarantor swaps with Freddie Mac which results in improved liquidity. During the year ended December 31, 2021, the Company exchanged $99.6 million of loans for Freddie Mac mortgage participation certificates, resulting in gross gains of $2.3 million and no gross losses. During the year ended December 31, 2020, the Company exchanged $117.3 million of loans for Freddie Mac mortgage participation certificates, resulting in gross gains of $3.5 million and no gross losses. During the year ended December 31, 2019, the Company exchanged $21.6 million of loans for a Freddie Mac mortgage participation certificates, resulting in no gross gains or gross losses. The Company retained servicing of these loans.

The Company has granted loans to certain officers and directors of the Company and its subsidiaries and to their associates. At December 31, 2021 and 2020, such loans totaled approximately $8.9 million and $1.6 million, respectively. During the year ended December 31, 2021, the Columbia Bank granted one new loan to a related party totaling $522,700. During the year ended December 31, 2020, the Company granted one new loan to a related party totaling $300,000. During the year ended December 31, 2019, no new loans were granted to related parties. These loans are performing in accordance with their original terms.

The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCI loans at December 31, 2021 and 2020:

	December 31, 2021
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$3,131	$1,976	$373	$5,480	$1,416	$2,086,837	$2,092,317
Multifamily and commercial	2,189	—	1,561	3,750	1,561	3,207,594	3,211,344
Construction	—	—	—	—	—	295,047	295,047
Commercial business loans	412	—	203	615	761	451,617	452,232
Consumer loans:
Home equity loans and advances	108	53	81	242	201	276,321	276,563
Other consumer loans	—	4	—	4	—	1,424	1,428
Total loans	$5,840	$2,033	$2,218	$10,091	$3,939	$6,318,840	$6,328,931

	December 31, 2020
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$3,068	$912	$1,901	$5,881	$2,637	$1,934,446	$1,940,327
Multifamily and commercial	15,645	—	1,238	16,883	1,873	2,801,082	2,817,965
Construction	550	—	—	550	—	328,161	328,711
Commercial business loans	2,343	1,056	2,453	5,852	2,968	747,018	752,870
Consumer loans:
Home equity loans and advances	1,156	696	394	2,246	678	318,931	321,177
Other consumer loans	4	—	—	4	—	1,493	1,497
Total loans	$22,766	$2,664	$5,986	31,416	$8,156	$6,131,131	$6,162,547

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. Non-accruing loans are returned to an accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At December 31, 2021 and 2020, non-accrual loans totaled $3.9 million and $8.2 million, respectively. Included in non-accrual loans at December 31, 2021, are 10 loans totaling $1.7 million which are less than 90 days in arrears. At December 31, 2020, 19 loans totaling $2.2 million, were less than 90 days in arrears.

If non-accrual loans had performed in accordance with their original terms, interest income would have increased by $190,000, $426,000, and $509,000 for the years ended December 31, 2021, 2020 and 2019, respectively. The amount of cash basis interest income that was recognized on these loans during the years ended December 31, 2021, 2020 and 2019, was $242,000, $410,000, and $437,000, respectively.

At December 31, 2021 and 2020, there were no loans past due 90 days or more still accruing interest other than COVID-19 related loan forbearance and deferrals. In accordance with the CARES Act, these loans are not included in the aging of loans receivable by portfolio segment in the table above, and the Company continues to accrue interest income during the forbearance or deferral period. If adverse information indicating that the borrower's capability of repaying all amounts due is unlikely, the interest accrual will cease.

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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in the Freehold acquisition as of December 1, 2021 (See note 3 for more details):

December 1, 2021
(In thousands)

Contractually required principal and interest	$5,149
Contractual cash flows not expected to be collected (non-accretable difference)	—
Expected cash flows to be collected	5,149
Interest component of expected cash flows (accretable yield)	(1,452)
Fair value of acquired loans	$3,697

At December 31, 2021 and 2020, PCI loans acquired in the Stewardship acquisition totaled $2.7 million and $6.1 million, respectively. At both December 31, 2021 and 2020, PCI loans acquired in the Roselle acquisition totaled $184,000. and at December 31, 2021, PCI loans acquired in the Freehold acquisition totaled $3.9 million.

The following table presents changes in accretable yield for PCI loans for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
	(In thousands)

Balance at beginning of period	$418	$511
Acquisition	19	58
Accretion	(20)	(34)
Net change in expected cash flows	(70)	(117)
Balance at end of period	$347	$418

The net increase in expected cash flows for certain pools of loans included in the table above is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools.

We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At December 31, 2021 and 2020, the Company had no real estate owned. At of December 31, 2021 and 2020, we had one and two residential mortgage loans, respectively, with carrying values of $87,000 and $398,000, respectively, collateralized by residential real estate which were in the process of foreclosure. In March 2020, the Company temporarily suspended residential property foreclosure sales and evictions in the primary states in which we lend, as the federal government and various states issued executive orders which declared moratoriums on removing individuals from a residential property until at least two months after the COVID-19 health crisis ended. Many of these moratoriums expired in the second and third quarters of 2021. In New Jersey and New York the moratoriums expired on November 15, 2021 and January 15, 2022, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

The Company maintains the allowance for loan losses through provisions for (reversal of)loan losses which are charged to income. Charge-offs against the allowance for loan losses are taken on loans where management determines that the collection of loan principal is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for loan losses.

As part of the evaluation of the adequacy of the allowance for loan losses, management prepares an analysis each quarter that categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial business, etc.) and loan risk rating.

When assigning a risk rating to a loan, management utilizes an eight-point risk internal rating system. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans deemed to be of “questionable quality” are rated 5 (Special Mention) or 6 (Substandard). Loans with adverse classifications are rated 7 (Doubtful) or 8 (Loss). The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by both an independent third-party and the Company's credit risk review department. The Company requires an annual review be performed above certain dollar thresholds, depending on loan type, to help determine the appropriate risk rating. Results are presented to the Audit Committee of the Board of Directors.

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

Although management believes that the Company has established and maintains the allowance for loan losses at appropriate levels, additional reserves may be necessary if future economic and other conditions differ substantially from the current operating environment. Management evaluates its estimates and assumptions on an ongoing basis and the estimates and assumptions are adjusted when facts and circumstances necessitate a re-valuation of the estimate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. In addition, regulatory agencies periodically review the adequacy of the Company’s allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgement.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

The Company defines a loan as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. All multifamily and commercial real estate, construction, and commercial business loans with an outstanding balance of greater than $500,000 and not accruing interest, loans modified in a troubled debt restructuring (TDR), and other loans if there is specific information of a collateral shortfall are individually evaluated for impairment. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling costs.

The following tables summarize loans receivable (including PCI loans) and allowance for loan losses by portfolio segment and impairment method at December 31, 2021 and 2020:

	December 31, 2021
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$258	$97	$—	$16	$7	$—	$378
Collectively evaluated for impairment	8,540	23,758	8,943	20,198	866	6	62,311
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total	$8,798	$23,855	$8,943	$20,214	$873	$6	$62,689

Total loans:
Individually evaluated for impairment	$5,184	$16,592	$—	$1,806	$705	$—	$24,287
Collectively evaluated for impairment	2,087,133	3,194,752	295,047	450,426	275,858	1,428	6,304,644
Loans acquired with deteriorated credit quality	431	5,426	—	934	—	—	6,791
Total loans	$2,092,748	$3,216,770	$295,047	$453,166	$276,563	$1,428	$6,335,722

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

Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” allows banks to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. The Company elected to account for modifications on certain loans under Section 4013 of the CARES Act or, if the loan modification was not eligible under Section 4013, used the criteria in the COVID-19 guidance to determine when the loan modification was not a TDR in accordance with ASC 310-40. Guidance noted that modification or deferral programs mandated by the federal or a state government related to COVID-19 would not be in the scope of ASC 310-40, such as a state program that requires all institutions within that state to suspend mortgage payments for a specified period. These short-term loan modifications were not treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, based on current evaluations, generally, we have continued the accrual of interest on these loans during the short-term modification period. The Consolidated Appropriations Act, 2021, which was enacted in late December 2020, extended certain provisions of the CARES Act through January 1, 2022, including provisions permitting loan deferral extension requests to not be treated as troubled debt restructurings.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

The following tables present the number of loans modified as TDRs during the years ended December 31, 2021, 2020 and 2019, along with their balances immediately prior to the modification date and post-modification. Post-modification recorded investment represents the net book balance immediately following modification.

	For the Years Ended December 31,
	2021			2020
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real estate loans:
One-to-four family	2	$285	$388	—	$—	$—
Multifamily and commercial	1	$192	$211	5	$17,022	$17,022
Commercial business loans	—	—	—	2	11,507	12,802
Total restructured loans	3	$477	$599	7	$28,529	$29,824

	For the Year Ended December 31,
	2019
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
		(Dollars in thousands)
Troubled Debt Restructurings
Commercial business loans	1	$4,095	$4,095
Total restructured loans	1	$4,095	$4,095

The activity in the allowance for loan losses for the years ended December 31, 2021, 2020 and 2019, are as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Balance at beginning of period	$74,676	$61,709	$62,342
Provision (credited) charged	(9,953)	18,447	4,224
Recoveries	1,530	823	496
Charge-offs	(3,564)	(6,303)	(5,353)
Balance at end of period	$62,689	$74,676	$61,709

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2021, 2020 and 2019, are as follows:

	For the Year Ended December 31, 2021
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Balance at beginning of period	$13,586	$30,681	$11,271	$17,384	$1,748	$6	$74,676
Provision charged (credited)	(4,037)	(7,354)	(2,330)	4,384	(623)	7	(9,953)
Recoveries	22	1,231	2	219	56	—	1,530
Charge-offs	(773)	(703)	—	(1,773)	(308)	(7)	(3,564)
Balance at end of period	$8,798	$23,855	$8,943	$20,214	$873	$6	$62,689

	For the Year Ended December 31, 2020
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Balance at beginning of period	$13,780	$22,980	$7,435	$15,836	$1,669	$9	$61,709
Provision charged	1,299	7,713	3,835	5,360	239	1	18,447
Recoveries	438	16	1	308	60	—	823
Charge-offs	(1,931)	(28)	—	(4,120)	(220)	(4)	(6,303)
Balance at end of period	$13,586	$30,681	$11,271	$17,384	$1,748	$6	$74,676

	For the Year Ended December 31, 2019
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Balance at beginning of period	$15,232	$23,251	$7,217	$14,176	$2,458	$8	$62,342
Provision charged (credited)	(429)	(178)	216	5,250	(638)	3	4,224
Recoveries	30	10	2	404	50	—	496
Charge-offs	(1,053)	(103)	—	(3,994)	(201)	(2)	(5,353)
Balance at end of period	$13,780	$22,980	$7,435	$15,836	$1,669	$9	$61,709

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

The following tables present loans individually evaluated for impairment by loan segment, excluding PCI loans, at December 31, 2021 and 2020:

	At December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$1,882	$2,421	$—
Multifamily and commercial	14,623	15,351	—
Commercial business loans	573	573	—
Consumer loans:
Home equity loans and advances	202	308	—
	17,280	18,653	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	3,302	3,321	258
Multifamily and commercial	1,969	1,971	97
Commercial business loans	1,233	1,233	16
Consumer loans:
Home equity loans and advances	503	503	7
	7,007	7,028	378
Total:
Real estate loans:
One-to-four family	5,184	5,742	258
Multifamily and commercial	16,592	17,322	97
Commercial business loans	1,806	1,806	16
Consumer loans:
Home equity loans and advances	705	811	7
Total loans	$24,287	$25,681	$378

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

Specific allocations of the allowance for loan losses attributable to impaired loans totaled $378,000 and $1.1 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, impaired loans for which there was no related allowance for loan losses totaled $17.3 million and $19.1 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Loan Losses (continued)

The following table presents interest income recognized for loans individually evaluated for impairment, by loan segment, excluding PCI loans for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021		2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$5,738	$285	$7,946	$305	$8,811	$434
Multifamily and commercial	25,333	838	23,701	1,091	2,639	147
Construction	—	—	—	—	850	—
Commercial business loans	2,121	139	4,963	216	6,378	479
Consumer loans:
Home equity loans and advances	1,119	43	1,909	100	2,562	143
Totals	$34,311	$1,305	$38,519	$1,712	$21,240	$1,203

The recorded investment in TDRs totaled $22.4 million at December 31, 2021, of which no loans were over 90 days past due, and one loan with a balance of $36,000 was 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2021. The recorded investment in TDRs totaled $45.4 million at December 31, 2020, of which one loan with a balance of $91,000 was over 90 days past due, and three loans totaling $11.9 million were 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2020.

The following tables present loans receivable by credit quality risk indicator and by loan segment, excluding PCI loans at December 31, 2021 and 2020:

	December 31, 2021
	One-to-Four Family	Multifamily and Commercial	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Pass	$2,087,547	$3,130,414	$294,940	$434,930	$276,225	$1,428	$6,225,484
Special mention	202	54,046	107	6,713	—	—	61,068
Substandard	4,568	26,884	—	10,589	338	—	42,379
Doubtful	—	—	—	—	—	—	—
Total	$2,092,317	$3,211,344	$295,047	$452,232	$276,563	$1,428	$6,328,931

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(8)    Office Properties and Equipment, net

Office properties and equipment less accumulated depreciation at December 31, 2021 and 2020 are summarized as follows:

	December 31,
	2021	2020
	(In thousands)

Land	$12,900	$10,174
Buildings	36,897	31,523
Land and building improvements	36,683	35,307
Leasehold improvements	22,636	22,166
Furniture and equipment	36,157	33,971
	145,273	133,141
Less accumulated depreciation and amortization	(66,565)	(57,167)
Total office properties and equipment, net	$78,708	$75,974

Land and building improvements at December 31, 2021 and 2020 included $923,000 and $2.6 million, respectively, in construction in progress for the renovation of Columbia Bank's corporate headquarters and various other facilities. At December 31, 2020, $1.9 million included in buildings, are properties classified as held-for-sale, and carried at fair value. These properties were sold during the year ended December 31, 2021.

Depreciation and amortization expense for the years ended December 31, 2021, 2020 and 2019, amounted to $6.7 million, $6.5 million, $4.9 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(9)    Leases

Effective January 1, 2020, the Company adopted ASU 2016-02 Leases (Topic 842) and all subsequent ASU's that modified Topic 842, as explained in note 2, Summary of Significant Accounting Policies, Accounting Pronouncements Adopted. The Company's leases primarily relate to real estate property for branches and office space. At December 31, 2021 and 2020, all of the Company's leases are classified as operating leases.

The Company determines if an arrangement is a lease at inception. Topic 842 requires lessees to recognize a right-of-use asset and a lease liability, measured at the present value of the future minimum lease payments, at the lease commencement date. At the time of adoption, an operating lease right-of-use asset of $22.2 million and operating lease liabilities of $23.3 million were recorded in other assets and other liabilities, respectively on our Consolidated Statements of Financial Condition. The calculated amount of the right-of-use asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of minimum lease payments. As the Company's leases do not provide an implicit rate, the discount rate used in determining the lease liability for each individual lease is the Company's incremental borrowing rate at the time of adoption of ASU 2016-02, or lease inception date, on a collateralized basis, over a similar term. Certain leases include options to renew, with one or more renewal terms usually ranging from 3 years to 10 years. For each lease, these extension options were evaluated, and those which were considered reasonably certain of renewal are included in the lease term.

At December 31, 2021 and 2020, the weighted average remaining lease term for operating leases was 7.0 years and 7.5 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 2.13% and 2.26% respectively.

The Company elected to account for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During both the years ended December 31, 2021and 2020, operating and variable lease expenses totaled approximately $2.4 million.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the years ended December 31, 2021 and 2020. At December 31, 2021, the Company had entered into a lease related to an additional branch office location which had not yet commenced. The Company will record a right of use asset and lease liability for this lease obligation.

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

	Lease Payment Obligations at December 31,
	2021	2020
	(In thousands)

One year or less	$4,198	$4,010
After one year to two years	3,950	3,624
After two years to three years	3,150	3,310
After three years to four years	2,479	2,586
After four years to five years	2,177	1,914
Thereafter	5,340	6,620
Total undiscounted cash flows	21,294	22,064
Discount on cash flows	(1,709)	(1,992)
Total lease liability	$19,585	$20,072

At December 31, 2019, operating lease commitments under lessee arrangements were $4.9 million, $4.5 million, $4.0 million, $3.5 million and $2.7 million for 2020 through 2024, respectively, and $5.0 million in aggregate for all years thereafter.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(10)    Goodwill and Intangible Assets

Intangible assets at December 31, 2021 and 2020 are summarized as follows:

	December 31,
	2021	2020
	(In thousands)

Goodwill	$85,324	$80,285
Core deposit intangibles	5,214	6,197
Mortgage servicing rights	1,155	902
	$91,693	$87,384

Mortgage servicing rights' amortization expense for the years ended December 31, 2021, 2020, and 2019 amounted to $266,000, $130,000, and $109,000, respectively. Core deposit intangible amortization expense for the years ended December 31, 2021, 2020, and 2019 amounted to $1.0 million, $1.0 million and $222,000, respectively.

Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows:

Year Ended December 31,	Core Deposit Intangible Amortization
(In thousands)

2022	$968
2023	899
2024	825
2025	743
2026	651
Thereafter	1,128
Total	$5,214

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(11)    Deposits

Deposits at December 31, 2021 and 2020 are summarized as follows:

	December 31,
	2021		2020
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,712,061	—%	$1,354,605	—%
Interest-bearing demand	2,599,987	0.25	2,189,164	0.40
Money market accounts	657,156	0.22	588,180	0.36
Savings and club deposits	822,833	0.06	688,309	0.16
Certificates of deposit	1,778,179	0.73	1,958,366	1.44
Total deposits	$7,570,216	0.28%	$6,778,624	0.59%

Included in the above balances at December 31, 2021 and 2020 are certificates of deposit obtained through brokers, totaling $5.0 million and $26.3 million, respectively, that were acquired from Stewardship.

The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $932.4 million and $1.0 billion at December 31, 2021 and 2020, respectively.

Scheduled maturities of certificates of deposit accounts at December 31, 2021 and 2020 are summarized as follows:

	December 31,
	2021	2020
	(In thousands)

One year or less	$1,087,631	$1,494,129
After one year to two years	418,515	337,579
After two years to three years	143,950	52,809
After three years to four years	36,277	23,018
After four years	91,806	50,831
	$1,778,179	$1,958,366

Interest expense on deposits for the years ended December 31, 2021, 2020, and 2019 are summarized as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Demand (including money market accounts)	$10,077	$15,556	$19,922
Savings and club deposits	731	1,023	770
Certificates of deposit	18,301	38,667	40,859
	$29,109	$55,246	$61,551

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)    Borrowings

Borrowings at December 31, 2021 and 2020 are summarized as follows:

	December 31,
	2021	2020	2021	2020
	Balance		Weighted Average Interest Rate
	(In thousands)

FHLB advances	$340,495	$792,412	1.17%	1.18%
Notes payable	29,841	—	3.35	—
Junior subordinated debentures	6,973	6,952	3.07	3.20
	$377,309	$799,364	1.38%	1.20%

At December 31, 2021 and 2020, the Company had no outstanding overnight lines of credit with the FHLB. Interest expense on the overnight advances for the years ended December 31, 2021, 2020, and 2019, were $7,000, $425,000, and $1.8 million, respectively.

At December 31, 2021, the each of the Banks could borrow funds from the FHLB under an overnight advance program up to the Bank's maximum borrowing capacities based on their ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital. Additionally, at both December 31, 2021 and 2020, Columbia Bank had unused correspondent bank lines of credit with an aggregate overnight borrowing capacity of $250.0 million, and Freehold Bank had an unused correspondent line of credit with an aggregate over night borrowing capacity of $15.0 million.

At December 31, 2021, FHLB advances were at fixed rates with maturities between January 2022 and August 2027 and at December 31, 2020, FHLB advances were at fixed rates with maturities between January 2021 and February 2025. At December 31, 2021 and 2020, FHLB advances were collateralized by FHLB capital stock owned by each of the banks, and Columbia Bank loans with carrying values totaling $1.9 billion and $2.1 billion, respectively. At December 31, 2021, FHLB advances were collateralized with Freehold loans with carrying values totaling $25.1 million. Loans securing advances consists of one-to-four family, multifamily and commercial and home equity real estate loans. At December 31, 2021 and 2020, FHLB advances were also collateralized by Columbia securities with carrying values totaling $148.1 million and $222.4 million, respectively. At December 31, 2021, FHLB advances were also collateralized by Freehold securities with carrying values totaling $44.1 million. Interest expense on fixed rate FHLB advances for the years ended December 31, 2021, 2020, and 2019, were $7.6 million, $17.7 million, and $25.2 million, respectively.

At December 31, 2021 and 2020, short-term FHLB advances totaling $190.0 million and $430.0 million, respectively, were designated as hedged items as part of a cash flow hedging program. See note 21 for information regarding these transactions.

Scheduled maturities of FHLB advances at December 31, 2021 are summarized as follows:

Year Ended December 31, 2021
(In thousands)

One year or less	$228,725
After one year to two years	33,804
After two years to three years	38,602
After three years to four years	28,053
After four years	11,311
Total FHLB advances	$340,495

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)    Borrowings (continued)

During 2021, the Company entered into a $30.0 million unsecured term note with a third party at a fixed interest rate of 3.35% and a maturity date of December 21, 2024. At December 31, 2021 the carrying value of a term note was $29.8 million. Interest expense on the term note, for the year ended December 31, 2021, was $25,000.

During 2021, the Company also established a $30.0 million unsecured revolving credit facility with a third party at a variable rate indexed to the prime rate as published by The Wall Street Journal. The Company did not draw on this facility during 2021.

At both December 31, 2021 and 2020, the carrying value of junior subordinated debt balances was $7.0 million. The balance outstanding at December 31, 2021 and 2020 represents debentures issued in 2003 by Stewardship Statutory Trust (the "Trust"), a statutory business trust that was acquired in the Stewardship merger. These floating rate debentures mature on September 17, 2033 and adjust quarterly at a rate of three month LIBOR plus 2.95%. At December 31, 2021 and 2020 the rate of interest was 3.07% and 3.20%, respectively. Interest expense for the years ended December 31, 2021, 2020, and 2019 were $245,000, $295,000, $65,000, respectively.

The balance of subordinated notes acquired in the Stewardship merger were prepaid in September 2020. The subordinated notes had a maturity date of August 25, 2025, and included a right of prepayment, without penalty, on or after August 28, 2020. Interest expense for the years ended December 31, 2021 and 2020 were $— and $448,000, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Stockholders' Equity

Regulatory Capital

The Company and its subsidiary Banks (Columbia Bank and Freehold Bank) are subject to various regulatory capital requirements administered by the federal banking regulators, including a risk-based capital measure. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the Office of the Comptroller of the Currency (the "OCC") has similar requirements for the Company's subsidiary banks. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's Consolidated Statements of Financial Condition.

Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of December 31, 2021 and 2020, each of the Company and the Banks exceeded all capital adequacy requirements to which it is subject.

Based upon most recent notification from federal banking regulators, the Banks were categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank's category.

The following table presents the Company's and Columbia Bank's actual capital amounts and ratios at December 31, 2021 and 2020, and Freehold Bank's actual amounts and ratios at December 31, 2021 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Stockholders' Equity (continued)

Regulatory Capital (continued)

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements With Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At December 31, 2021:
Total capital (to risk-weighted assets)	$1,104,863	17.13%	$515,924	8.00%	$677,151	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,041,650	16.15	386,943	6.00	548,170	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,034,433	16.04	290,207	4.50	451,434	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,041,650	11.23	370,909	4.00	370,909	4.00	N/A	N/A

At December 31, 2020:
Total capital (to risk-weighted assets)	$1,070,361	18.54%	$461,766	8.00%	$606,068	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	998,172	17.29	346,325	6.00	490,627	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	990,955	17.17	259,744	4.50	404,046	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	998,172	11.38	350,923	4.00	350,923	4.00	N/A	N/A

Columbia Bank
At December 31, 2021:
Total capital (to risk-weighted assets)	$962,137	15.39%	$500,127	8.00%	$656,417	10.50%	$625,159	10.00%
Tier 1 capital (to risk-weighted assets)	898,935	14.38	375,095	6.00	531,385	8.50	500,127	8.00
Common equity tier 1 capital (to risk-weighted assets)	898,935	14.38	281,322	4.50	437,611	7.00	406,353	6.50
Tier 1 capital (to adjusted total assets)	898,935	9.80	366,961	4.00	366,961	4.00	458,701	5.00

At December 31, 2020:
Total capital (to risk-weighted assets)	$924,959	16.05%	$460,944	8.00%	$604,989	10.50%	$576,180	10.00%
Tier 1 capital (to risk-weighted assets)	852,897	14.80	345,708	6.00	489,753	8.50	460,944	8.00
Common equity tier 1 capital (to risk-weighted assets)	852,897	14.80	259,281	4.50	403,326	7.00	374,517	6.50
Tier 1 capital (to adjusted total assets)	852,897	9.72	350,815	4.00	350,815	4.00	438,519	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Stockholders' Equity (continued)

Regulatory Capital (continued)

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements With Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Freehold Bank	(In thousands, except ratio data)
At December 31, 2021:
Total capital (to risk-weighted assets)	41,549	22.87%	$14,534	8.00%	19,076	10.50%	18,168	10.00%
Tier 1 capital (to risk-weighted assets)	41,537	22.86	10,901	6.00%	15,443	8.50	14,534	8.00
Common equity tier 1 capital (to risk-weighted assets)	41,537	22.86	8,176	4.50%	12,717	7.00	11,809	6.50
Tier 1 capital (to adjusted total assets)	41,537	13.71	12,118	4.00%	12,118	4.00	15,147	5.00

Stock Repurchase Program

    On June 11, 2019, the Company announced that its Board of Directors authorized the Company's first stock repurchase program since the completion of its minority public offering in April 2018. This program, which commenced on June 13, 2019, authorized the purchase of up to 4,000,000 shares, or approximately 3.5%, of the Company's then issued and outstanding common stock. On December 5, 2019, the Company announced that the Board of Directors had expanded its stock repurchase program to authorize the purchase of an additional 3,000,000 shares of the Company's outstanding common stock in addition to the shares remaining under the repurchase program announced on June 11, 2019. On April 23, 2020, the Company completed the repurchases under this stock repurchase program.

On September 10, 2020, the Company announced that its Board of Directors authorized the Company's second stock repurchase program for the purchase of up to 5,000,000 shares, or approximately 4.3%, of the Company's then issued and outstanding common stock, commencing on September 15, 2020. On February 5, 2021, the Company completed the repurchases under the second stock repurchase program.

On February 1, 2021, the Company announced that its Board of Directors authorized the Company's third stock repurchase program to acquire up to 5,000,000 shares, or approximately 4.5%, of the Company's then issued and outstanding common stock, commencing upon the completion of the Company's second stock repurchase program. On December 21, 2021, the Company completed the repurchases under the third stock repurchase program.

On December 6, 2021, the Company announced that its Board of Directors authorized the Company's fourth stock repurchase program to acquire up to 5,000,000 shares, or approximately 4.6%, of the Company's then issued and outstanding common stock, commencing upon the completion of the Company's third stock repurchase program. As of December 31, 2021, there were 4,813,939 shares remaining to be repurchased under this existing program.

During the years ended December 31, 2021, 2020, and 2019 the Company repurchased 6,055,119 shares at a cost of approximately $107.8 million, or $17.80 per share, and 7,587,142 shares at a cost of approximately $108.2 million, or $14.26 per share, and 3,543,800 shares at a cost of approximately $55.3 million, or $15.61 respectively, under these programs. Repurchased shares are held as treasury stock and are available for general corporate purposes.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan"), Post-retirement Plan, Split-Dollar Life Insurance Plans

The Company maintains a single employer, tax-qualified defined benefit pension plan (the "Pension Plan") which covers full-time employees that satisfy the Pension Plan's eligibility requirements. The benefits are based on years of service and the employee's average compensation for the highest five consecutive years of employment. Effective October 1, 2018, employees hired are not eligible to participate in Columbia Bank's Pension Plan as the plan has been closed to new employees as of that date.

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

The Company also provides life insurance benefits to eligible employees under an endorsement split-dollar life insurance program. The Company recognizes a liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits post-retirement. Through its mergers, the Company recognized an additional liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits post-retirement under those respective Bank's program.

The following table sets forth information regarding the Pension, RIM, Post-retirement and Split-Dollar Life Insurance Plans at December 31, 2021 and 2020:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, Split-Dollar Life Insurance Plans (cont'd)

	December 31,
	2021	2020	2021	2020	2021	2020	2021	2020
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$312,440	$263,826	$16,530	$13,696	$30,621	$24,603	$19,981	$14,100
Acquired	—	—	—	—	—	—	—	1,981
Service cost	8,044	7,985	398	267	520	394	562	467
Interest cost	7,317	7,608	343	405	562	683	500	507
Actuarial (gain) loss	(9,023)	40,281	(1,292)	2,506	(4,805)	5,506	(903)	3,137
Benefits paid	(8,362)	(7,260)	(329)	(344)	(563)	(565)	—	(211)
Benefit obligation at end of year	310,416	312,440	15,650	16,530	26,335	30,621	20,140	19,981

Change in plan assets:
Fair value of plan assets at beginning of year	411,907	356,347	—	—	—	—	—	—
Actuarial return on plan assets	53,587	50,820	—	—	—	—	—	—
Employer contributions	35,000	12,000	329	344	563	565	—	211
Benefits paid	(8,362)	(7,260)	(329)	(344)	(563)	(565)	—	(211)
Fair value of plan assets at end of year	492,132	411,907	—	—	—	—	—	—
Funded status at end of year	$181,716	$99,467	$(15,650)	$(16,530)	$(26,335)	$(30,621)	$(20,140)	$(19,981)

At December 31, 2021 and 2020, the unfunded liability for the RIM Plan and Post-retirement Plan of $15.7 million and $26.3 million, and $16.5 million and $30.6 million, respectively, were included in other liabilities in the Consolidated Statements of Financial Condition, and the over-funded pension benefits associated with the Pension Plan totaling $181.7 million and $99.5 million respectively, were included in other assets in the Consolidated Statements of Financial Condition.

The components of accumulated other comprehensive income related to the Pension Plan, RIM Plan, and Post-retirement Plan on a pre-tax basis, at December 31, 2021, 2020, and 2019, are summarized in the following table:

	At December 31,
	2021				2020
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
	(In thousands)

Unrecognized prior service costs	$—	$—	$—	$350	$—	$—	$—	$405
Unrecognized net actuarial income	38,909	5,730	6,999	7,071	76,686	7,686	12,417	8,741
Total accumulated other comprehensive income	$38,909	$5,730	$6,999	$7,421	$76,686	$7,686	$12,417	$9,146

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, Split-Dollar Life Insurance Plans (cont'd)

	At December 31, 2019
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
	(In thousands)

Unrecognized prior service costs	$—	$—	$—	$461
Unrecognized net actuarial income	68,752	5,777	7,221	6,058
Total accumulated other comprehensive income	$68,752	$5,777	$7,221	$6,519

Net periodic benefit (income) cost for the Pension Plan, RIM Plan, Post-retirement Plan and Split-Dollar Life Insurance plan benefits for the years ended December 31, 2021 and 2020, and 2019, includes the following components:

	For the Year Ended December 31, 2021
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$8,044	$398	$520	$562	Compensation and employee benefits
Interest cost	7,317	343	562	500	Other non-interest expense
Expected return on plan assets	(26,833)	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	56	Other non-interest expense
Net loss	2,001	664	613	765	Other non-interest expense
Net periodic (income) benefit cost	$(9,471)	$1,405	$1,695	$1,883

	For the Year Ended December 31, 2020
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$7,985	$267	$394	$467	Compensation and employee benefits
Interest cost	7,608	405	683	507	Other non-interest expense
Expected return on plan assets	(23,375)	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	56	Other non-interest expense
Net loss	4,902	397	309	454	Other non-interest expense
Net periodic (income) benefit cost	$(2,880)	$1,069	$1,386	$1,484

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

The weighted average actuarial assumptions used in the plan determinations at and for the years ended December 31, 2021, 2020, and 2019 were as follows:

	At and For the Years Ended December 31, 2021
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
Weighted average assumptions used to determine benefit obligation:
Discount rate	3.140%	2.970%	2.900%	3.220%
Rate of compensation increase	3.750	3.750	N/A	3.750
Weighted average assumptions used to determine net periodic benefit cost:
Discount Rates:
Benefit obligation	2.920%	2.670%	2.590%	3.010%
Remeasurement rate	3.200	N/A	N/A	N/A
Service cost	3.210	2.930	2.960	3.260
Remeasurement rate	3.460	N/A	N/A	N/A
Interest cost	2.280	2.100	1.880	2.530
Remeasurement rate	2.550	N/A	N/A	N/A
Expected rate of return on plan assets	6.200	N/A	N/A	N/A
Rate of compensation increase	3.750	3.750	N/A	3.750

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

The Company compares this rate to certain market indices, such as long-term treasury bonds, or pension liability indices, for reasonableness. The Company's expected return on plan assets assumption is based on historical investment return rate experience and evaluation of input from the trustee managing the pension plan's assets and Columbia Bank's Pension Committee which has responsibility for managing these assets. The expected return on pension plan assets is also impacted by the target allocation of assets, which is based on the Company's goal of earning the highest rate of return while maintaining risk at acceptable levels.

Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years and thereafter are as follows:

For the Year Ended December 31,	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
	(In thousands)

2022	$9,026	$399	$1,354	$313
2023	10,502	496	1,379	365
2024	11,224	634	1,442	413
2025	11,855	736	1,503	458
2026	12,497	780	1,554	512
2027 - 2031	71,132	4,267	7,840	2,695

The weighted average asset allocation of pension assets at December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020

Domestic equities	44.2%	44.1%
Foreign equities	12.2	13.4
Fixed income	40.7	37.8
Real estate	2.4	4.4
Cash	0.5	0.3
Total	100.0%	100.0%

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, Split-Dollar Life Insurance Plans (cont'd)

Management, under the direction of Columbia Bank's Pension Committee strives to have pension assets sufficiently diversified so that adverse or unexpected results from one security class will not have a significant detrimental impact on the entire portfolio. The target allocation of assets and acceptable ranges around the targets are as follows:

Allowable Range
Equities	40-60%
Fixed income	40-60%
Real estate	0-10%
Cash	0-15%

Columbia Bank's Pension Committee engages an investment management advisory firm to regularly monitor the performance of the asset managers and ensure they are within compliance with policy. The maximum and minimum of the range for each class is based on the fair value of the assets in the fund. If changes in fair value should lead to allocations outside these boundaries, management shall adjust exposure back to the established guidelines within 90 days or reevaluate the guidelines.

The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the Statements of Net Assets Available for Plan Benefits at December 31, 2021 and 2020, respectively. A financial instrument's level within the fair value hierarchy's is based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2021
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Money market mutual funds	$2,537	$2,537	$—	$—
Mutual funds - value stock fund	36,477	36,477	—	—
Mutual funds - fixed income	200,349	200,349	—	—
Mutual funds - international stock	60,042	60,042	—	—
Mutual funds - institutional stock index	181,013	181,013	—	—
Commingled real estate funds	11,714	—	11,714	—
	$492,132	$480,418	$11,714	$—

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

Bank-owned life insurance ("BOLI")

The Company has BOLI which is a tax-advantaged transaction that is used to partially fund obligations associated with employee compensation and benefit programs. Policies are purchased insuring officers of the Company using a single premium method of payment. BOLI is accounted for using the cash surrender value and the increase in cash surrender value is included in non-interest income in the Company's Consolidated Statements of Income. At December 31, 2021 and 2020, the Company had $247.5 million and $232.8 million, respectively, in BOLI. BOLI income for the years ended December 31, 2021, 2020, and 2019 was $6.0 million, $6.6 million, and $5.8 million, respectively.

Savings Income Maintenance Deferred Compensation Plan (the "SIM Plan")

Columbia Bank also maintains a non-qualified defined contribution plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the 401(k) Plan under tax law limits for tax-qualified plans. The contribution expense for the years ended December 31, 2021, 2020, and 2019 was approximately $12,000, $4,000, and $11,000, respectively.

401(k) Plans

Columbia Bank and Freehold Bank both have a 401(k) plan covering substantially all employees of each Bank. Columbia Bank may match a percentage of the first 3.00% to 4.50% contributed by participants. Columbia’s matching contribution, if any, is determined by the Board of Directors in its sole discretion. Freehold does not presently match any portion of employee contribution, but may provide an annual match determined by their Board of Directors in its sole discretion. The expense for the years ended December 31, 2021, 2020, and 2019 was approximately $1.9 million, $1.7 million, and $1.4 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Employee Stock Ownership Plan ("ESOP")

Effective upon the consummation of the Company's reorganization in April 2018, an ESOP was established for all eligible employees. The ESOP used $45.4 million in proceeds from a 20 years term loan obtained from the Company to purchase 4,542,855 shares of Company common stock. The term loan principal is payable in installments through April 2038. Interest on the term loan is fixed at a rate of 4.75%.

Each year, Columbia Bank makes discretionary contributions to the ESOP, which are equal to principal and interest payments required on the term loan. Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and is held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released form the suspense account are allocated among the participants on the basis of compensation, as described by the ESOP, in the year of allocation.

The ESOP shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares during the year, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense for the years ended December 31, 2021, 2020, and 2019 was $4.1 million, $3.2 million and $3.6 million, respectively.

The ESOP shares were as follows:

	At December 31,
	2021	2020
	(In thousands)

Allocated shares	802	606
Unearned shares	3,702	3,929
Total ESOP shares	4,504	4,535
Fair value of unearned ESOP shares	$77,226	$61,139

SERP Plans

Columbia Bank has a SERP, which is a non-qualified plan which provides supplemental retirement benefits to eligible officers (those designated by the Board of Directors) of the Company who are prevented from receiving the full benefits contemplated by the ESOP's benefit formulas under tax law limits for tax-qualified plans. SERP compensation expense for the years ended December 31, 2021, 2020, and 2019 was $348,000, $215,000, and $267,000, respectively.

Through the acquisition of Roselle, the Company acquired a non-contributory defined benefit supplemental executive retirement plan with the only participant being the former president of Roselle Bank. For the years ended December 31, 2021 and 2020, the Company recorded a net periodic benefit cost of $9,000 and $11,000, respectively, in connection with this plan.

Freehold Bank has a non-contributory defined benefit supplemental executive plan with the only participant being the former president of Freehold Bank. For the year ended December 31, 2021, the Company recorded a net periodic benefit cost of $1,000 in connection with this plan.

Director Retirement Income Plan

Freehold Bank maintains a Director Retirement Income Plan, which provides directors a benefit equal to $12,000 per annum, payable in equal installments over 120 months when the director reaches Emeritus Age as defined by the plan. For the year ended December 31, 2021, the net periodic benefit cost recorded in connection with this plan was $1,000.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Director Deferred Retirement Plan

Freehold Bank maintains a Director Deferred Retirement Plan, which provides directors a portion of their deferred director fees and a 10% return on all deferrals, payable in monthly installments over 120 months, when the director reaches benefit eligibility age as defined by the plan. At December 31, 2021, the Company had an accrued liability of $765,000 related to this plan. For the year ended December 31, 2021, there was no expense recorded under this plan.

Stock Based Deferral Plan and Directors Deferred Compensation Plan

In addition, Columbia Bank maintains a stock based deferral plan for certain executives and directors, and a cash based deferred compensation plan for directors. The Company records a deferred compensation equity account and corresponding contra-equity account for the cost of the shares held by the Stock Based Deferral Plan. Periodic adjustments to market are not required as participants do not have the option to take the distribution in cash. The Company records a liability for the amount deferred under the Directors Deferred Compensation Plan. There were no expenses recorded under these plans.

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

On March 22, 2021, 50,203 shares of restricted stock were awarded, with a grant fair value of $17.86 per share. To fund the grant of restricted common stock, the Company reissued shares from treasury stock.

    Restricted shares granted under the 2019 Plan generally vest in equal installments, over the performance or service periods ranging from 1 year to 5 years, beginning 1 year from the date of grant. A portion of restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight line basis over the requisite performance or service period. During the years ended December 31, 2021, 2020, and 2019, approximately $5.7 million, $5.6 million, and $2.3 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 1,054,335 non-vested restricted shares outstanding at December 31, 2021 is approximately $8.7 million over a weighted average period of 1.9 years.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Stock Based Compensation (continued)

    The following is a summary of the Company's restricted stock activity during the years ended December 31, 2021 and 2020:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2020	1,420,012	$15.67
Grants	33,160	15.08
Vested	(172,756)	15.66
Forfeited	(17,247)	16.02
Non-vested at December 31, 2020	1,263,169	$15.66
Grants	50,203	17.86
Vested	(193,528)	15.58
Forfeited	(65,509)	15.62
Non-vested at December 31, 2021	1,054,335	$15.78
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

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the years ended December 31, 2021, 2020, and 2019, approximately $3.2 million, $3.2 million, and $1.4 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 2,210,231 non-vested options outstanding at December 31, 2021 is $8.1 million over a weighted average period of 2.6 years.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Stock Based Compensation (continued)

The following is a summary of the Company's option activity during the years ended December 31, 2021 and 2020:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2020	3,784,044	$15.67	9.6	$4,812,490
Expired	(10,457)	15.98	—	—
Forfeited	(64,959)	15.84	—	—
Outstanding, December 31, 2020	3,708,628	$15.66	8.6	$—
Granted	109,654	17.86	—	—
Exercised	(28,522)	15.60	—	—
Expired	(20,894)	15.60	—	—
Forfeited	(131,324)	15.66	—	—
Outstanding, December 31, 2021	3,637,542	$15.78	7.6	$18,654,905
Options exercisable at December 31, 2021	1,427,311	$15.67	7.5	$7,412,277

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

During the year ended December 31, 2021, the aggregate intrinsic value of options exercised was $59,991. There were no stock option exercises during the years ended December 31, 2020 and 2019.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)    Income Taxes

The current and deferred amounts of income tax expense for the years ended December 31, 2021, 2020, and 2019 are as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Current:
Federal	$12,443	$5,072	$5,933
State	3,980	3,844	2,905
Total current	16,423	8,916	8,838

Deferred:
Federal	12,594	9,847	8,275
State	5,115	(109)	(748)
Total deferred	17,709	9,738	7,527
Total income tax expense	$34,132	$18,654	$16,365

The Company reported deferred tax expense (benefit) of $8.0 million, $(5.6) million, and $(5.5) million for the years ended December 31, 2021, 2020, and 2019, respectively, related to the unrealized gains (losses) on securities available for sale, which is reported in accumulated other comprehensive income (loss), net of tax. Additionally, the Company recorded a deferred tax (benefit) expense of $1.1 million, $900,000, and $779,000, respectively, related to the reclassification adjustment of actuarial net (loss) gain on employee benefit obligations, which is reported in accumulated other comprehensive income, net of tax. Deferred tax assets and/or liabilities for the years ended December 31, 2021, 2020, and 2019 also includes $1.5 million, $5.4 million, and $2.3 million respectively, recorded as a result of purchase accounting related to the Freehold, Roselle and Stewardship acquisitions.

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory federal income tax rate of 21% is as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Tax expense at applicable statutory rate	$26,498	$16,013	$14,927
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	7,185	2,951	1,704
ESOP fair market value adjustment	375	187	272
Tax exempt interest income	(15)	(11)	(6)
Income from Bank-owned life insurance	(863)	(1,075)	(1,246)
Dividend received deduction	(14)	(9)	(8)
Non-deductible merger-related expenses	53	42	222
Non-deductible compensation expense	—	—	398
Other, net	913	556	102
Total income tax expense	$34,132	$18,654	$16,365

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)    Income Taxes (continued)

The net deferred tax asset is included in other assets in the Consolidated Statements of Financial Condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are as follows:

	At December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$17,486	$20,878
Post-retirement benefits	5,974	5,544
Deferred compensation	3,519	2,779
Retirement Income Maintenance plan	2,767	2,471
ESOP	810	624
Stock-based compensation	2,288	1,699
Reserve for uncollected interest	28	126
Net unrealized losses on debt securities and defined benefit plans	17,809	18,511
Federal and State NOLs	9,667	9,719
Alternative minimum assessment carryforwards	2,156	2,156
Charitable contribution carryforward	4,529	6,359
Purchase accounting	1,551	1,024
Lease liability	5,462	5,609
Other items	4,077	3,215
Gross deferred tax assets	78,123	80,714
Valuation allowance	(1,965)	(2,002)
	76,158	78,712
Deferred tax liabilities:
Pension expense	61,530	49,225
Depreciation	6,655	6,118
Deferred loan costs	10,630	8,555
Intangible assets	1,594	1,597
Lease right-of-use asset	5,191	5,317
Other items	307	716
Total gross deferred tax liabilities	85,907	71,528
Net deferred tax (liability) asset	$(9,749)	$7,184

Retained earnings at December 31, 2021 and 2020 includes approximately $21.5 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders.

Management believes that not all existing net deductible temporary differences that comprise the net deferred tax asset will reverse during periods in which the Company generates sufficient net taxable income. Accordingly, management has established a valuation allowance. Significant changes in the Company's operations and or economic conditions could affect the benefits of the recognized net deferred tax asset. Based on all available evidence, a valuation allowance was established for the portion of the state tax benefit that is not more likely than not to be realized. At both December 31, 2021 and 2020, the Company's valuation allowance totaled $2.0 million. Based upon projections of future taxable income and the ability to carryforward net operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)    Income Taxes (continued)

The Company had federal net operating losses from the acquisition of Roselle of approximately $9.9 million and $11.9 million at December 31, 2021 and 2020, respectively. These net operating losses are subject to an annual limitation under Code Section 382 and will begin to expire in 2036 if not used.

The Company had New Jersey net operating loss carryforwards of $116.1 million and $108.4 million, respectively, at December 31, 2021 and 2020. If not utilized, these carryforwards will expire periodically through 2040. At both December 31, 2021 and 2020, the Company had approximately $2.2 million of New Jersey AMA Tax Credits. These credits do not expire.

The Company files income tax returns in the United States federal jurisdiction and in the states of New Jersey, New York and Pennsylvania. At December 31, 2021, the Company is no longer subject to federal income tax examination for the years prior to 2018. Columbia Bank MHC and its subsidiaries' New York returns are currently under audit for the tax years 2016 through 2019. The Company is open for examination by the State of New Jersey for years after 2017 and by the State of Pennsylvania.

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

At December 31, 2021 and 2020, the following commitments existed which are not reflected in the Consolidated Statements of Financial Condition:

	December 31,
	2021	2020
	(In thousands)
Loan commitments:
Residential real estate	$115,998	$149,847
Multifamily and commercial real estate	73,948	98,910
Commercial business	27,773	16,842
Construction	58,069	13,335
Consumer including home equity loans and advances	9,154	3,264
Total loan commitments	$284,942	$282,198

Unused lines of credit consisting of home equity lines, and undisbursed business and construction lines totaled approximately $899.2 million and $894.5 million as of December 31, 2021 and 2020, respectively. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates that fluctuate with the base rate.

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

The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to the Company's borrowings. These derivatives were used to hedge the variability in cash flows associated with certain short-term funding transactions. The fair value of the derivatives as of December 31, 2021 and 2020 was a net liability of $7.9 million and $23.0 million, respectively, net of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(16)    Financial Transactions with Off-Balance-Sheet Risk and Concentrations of Credit Risk (continued)

In connection with its mortgage banking activities, at December 31, 2021 the Company had no commitments to sell loans, with servicing retained by Columbia Bank. At December 31, 2021, the Company had no commitments classified as held-for-sale.

In addition to the commitments noted above, the Company is party to standby letters of credit which are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees generally extend for a term of up to one year and may be secured or unsecured. Outstanding letters of credit totaled $12.9 million and $9.4 million at December 31, 2021 and 2020, respectively.

The FHLB also has issued an irrevocable standby letter of credit totaling $600,000 at December 31, 2021, for the purposes of collateralizing Freehold Bank's retention of New Jersey public funds on deposit as required by the New Jersey Governmental Unit Deposit Protection Act. This letter is renewable on an annual basis and is securitized by Freehold Bank's available borrowing line at the FHLB.

The Company and subsidiaries are also party to litigation which arises primarily in the ordinary course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company's financial condition.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis as of December 31, 2021 and 2020.

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values as of December 31, 2021 and 2020, by level within the fair value hierarchy:

	December 31, 2021
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$34,879	$34,879	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	1,554,359	—	1,554,359	—
Municipal obligations	4,179	—	4,179	—
Corporate debt securities	110,430	—	110,430	—
Total debt securities available for sale	1,703,847	34,879	1,668,968	—
Equity securities	2,710	2,364	346	—
Derivative assets	9,492	—	9,492	—
	$1,716,049	$37,243	1,678,806	$—

Derivative liabilities	$17,366	$—	$17,366	$—

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

There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2021 and 2020.

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2021 and 2020.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Fair Value Measurements (continued)

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at December 31, 2021 and 2020, by level within the fair value hierarchy:

	December 31, 2021
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$1,213	$—	$—	$1,213
Mortgage servicing rights	1,906	—	—	1,906
	$3,119	$—	$—	$3,119

	December 31, 2020
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Mortgage servicing rights	$1,338	$—	$—	$1,338
	$1,338	$—	$—	$1,338

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2021 and 2020:

	December 31, 2021
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)
Impaired loans	$1,213	Other	Contracted sale price of collateral	—%	—%
Mortgage servicing rights	1,906	Discounted cash flow	Prepayment speeds and discount rates (1)	7.5% - 24.9%	12.7%

	December 31, 2020
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)
Mortgage servicing rights	$1,338	Discounted cash flow	Prepayment speeds and discount rates (1)	9.7% - 26.2%	16.7%

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values as of December 31, 2021 and 2020:

	December 31, 2021
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$70,963	$70,963	$70,963	$—	$—
Debt securities available for sale	1,703,847	1,703,847	34,879	1,668,968	—
Debt securities held to maturity	429,734	434,789	—	434,789	—
Equity securities	2,710	2,710	2,364	346
Federal Home Loan Bank stock	23,141	23,141	—	23,141	—
Loans receivable, net	6,297,912	6,457,766	—	—	6,457,766
Derivative assets	9,492	9,492	—	9,492	—

Financial liabilities:
Deposits	$7,570,216	$7,564,210	$—	$7,564,210	$—
Borrowings	377,309	378,810	—	378,810	—
Derivative liabilities	17,366	17,366	—	17,366	—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Fair Value Measurements (continued)

	December 31, 2020
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$422,957	$422,957	$422,957	$—	$—
Debt securities available for sale	1,316,952	1,316,952	25,549	1,291,403	—
Debt securities held to maturity	262,720	277,091	5,001	272,090	—
Equity securities	5,418	2,855	5,072	268	—
Federal Home Loan Bank stock	43,759	43,759	—	43,759	—
Loans receivable, net	6,107,094	6,394,524	—	—	6,394,524
Derivative assets	19,425	19,425	—	19,425	—

Financial liabilities:
Deposits	$6,778,624	$6,793,034	$—	$6,793,034	$—
Borrowings	799,364	808,853	—	808,853	—
Derivative liabilities	42,384	42,384	—	42,384	—

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years ended December 31, 2021, 2020,and 2019:

	December 31,
	2021	2020	2019
	(In thousands, except share and per share data)

Net income	$92,049	$57,603	$54,717
Shares:
Weighted average shares outstanding - basic	104,156,112	109,755,924	111,101,246
Weighted average dilutive shares outstanding	—	—	—
Weighted average shares outstanding - diluted	104,156,112	109,755,924	111,101,246
Earnings per share:
Basic	$0.88	$0.52	$0.49
Diluted	$0.88	$0.52	$0.49

For the years ended December 31, 2021, 2020, and 2019, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 3,726,249, 3,757,530, and 2,184,191, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information

The condensed financial statements of Columbia Financial, Inc. (parent company) are presented below:

Statements of Financial Condition

	December 31,
	2021	2020
	(In thousands)
Assets
Cash and due from banks	$77,077	$94,053
Short-term investments	261	170
Total cash and cash equivalents	77,338	94,223

Equity securities, at fair value	216	1,167
Investment in subsidiaries	981,922	873,629
Loan receivable from Columbia Bank	39,862	41,461
Other assets	15,608	9,803
Total assets	$1,114,946	$1,020,283

Liabilities and Stockholders' Equity
Liabilities:
Borrowings	$36,815	$6,953
Accrued expenses and other liabilities	2,301	2,043
Total liabilities	39,116	8,996

Stockholders' equity	1,075,830	1,011,287
Total liabilities and stockholders' equity	$1,114,946	$1,020,283

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information (continued)

Statements of Income and Comprehensive Income

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Dividends from subsidiary	$65,000	$50,000	$179,000

Interest income:
Loans receivable	1,969	2,047	2,111
Debt securities available for sale and equity securities	43	51	51
Interest-earning deposits	—	1	173
Total interest income	67,012	52,099	181,335

Interest expense on borrowings	427	863	176

Net interest income	66,585	51,236	181,159

Equity earnings (loss) in subsidiaries	27,652	8,027	(123,142)

Non-interest income:
Gain on securities transactions	383	2	236
Change in fair value of equity securities	(35)	(115)	65
Other non-interest income	—	—	139
Total non-interest income (loss)	348	(113)	440

Non-interest expense:
Merger-related expenses	546	280	1,807
Other non-interest expense	2,203	1,377	1,955
Total non-interest expense	2,749	1,657	3,762

Income before income tax (benefit)	91,836	57,493	54,695

Income tax (benefit)	(213)	110	22

Net income	92,049	57,603	54,717
Other comprehensive income (loss)	23,706	(890)	3,710
Comprehensive income	$115,755	$56,713	$58,427

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information (continued)

Statements of Cash Flows
	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$92,049	$57,603	$54,717
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	21	(278)	(71)
Gain on securities transactions	(383)	(2)	(236)
Change in fair value of equity securities	35	115	(65)
Deferred tax expense	1,830	1,411	1,453
( Increase) in other assets	(7,721)	(2,675)	(2,026)
Increase (decrease) in accrued expenses and other liabilities	691	(647)	3,515
Equity in undistributed (earnings) loss of subsidiaries	(27,652)	(8,027)	123,142
Net cash provided by operating activities	$58,870	$47,500	$180,429

Cash flows from investing activities:
Proceeds from sales of equity securities	1,390	—	1,065
Proceeds from paydowns/maturities/calls of debt securities available for sale	—	1,498	500
Purchases of equity securities	(91)	—	(416)
Repayment of loan receivable from Columbia Bank	1,599	1,521	1,457
Net cash paid in acquisition	—	—	(135,410)
Net cash provided by (used in) investing activities	$2,898	$3,019	$(132,804)

Cash flows from financing activities:
Payments of subordinated debt and trust preferred securities	$—	$(16,600)	$—
Net proceeds from note payable	29,841	—	—
Purchase of treasury stock	(107,774)	(108,166)	(55,309)
Exercise of options	(25)	—	—
Issuance of common stock allocated to restricted stock award grants	—	—	21,687
Restricted stock forfeitures	(1,234)	(199)	(736)
Repurchase of shares for taxes	(357)	(181)	—
Issuance of treasury stock allocated to restricted stock award grants	896	481	1,269
Net cash (used in) financing activities	$(78,653)	$(124,665)	$(33,089)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information (continued)

Statements of Cash Flows
	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Net (decrease) increase in cash and cash equivalents	$(16,885)	$(74,146)	$14,536
Cash and cash equivalents at beginning of year	94,223	168,369	153,833
Cash and cash equivalents at end of period	$77,338	$94,223	$168,369
Acquisition:
Non-cash assets acquired:
Debt securities available for sale	$—	$—	$1,998
Equity securities	—	—	208
Other assets	—	—	1,492
Total non-cash assets acquired	$—	$—	$3,698
Liabilities assumed:
Borrowings	$—	$—	$23,901
Total liabilities assumed	$—	$—	$23,901
Net non-cash liabilities acquired	$—	$—	$(20,203)
Net cash and cash equivalents acquired in acquisitions	$—	$—	$884

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss)

The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the years ended December 31, 2021, 2020, and 2019:

	For the Years Ended December 31,
	2021			2020
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized (loss) gain on debt securities available for sale:	$(39,000)	$8,021	$(30,979)	$26,876	$(5,640)	$21,236
Accretion of unrealized gain on debt securities reclassified as held to maturity	(28)	25	(3)	160	(34)	126
Reclassification adjustment for gain included in net income	2,025	(427)	1,598	370	(81)	289
	(37,003)	7,619	(29,384)	27,406	(5,755)	21,651

Derivatives:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	14,514	(2,575)	11,939	(10,605)	2,223	(8,382)

Employee benefit plans:
Amortization of prior service cost included in net income	(55)	16	(39)	(56)	12	(44)
Reclassification adjustment of actuarial net (loss) included in net income	(4,044)	1,129	(2,915)	(4,284)	900	(3,384)
Change in funded status of retirement obligations	50,999	(6,894)	44,105	(13,583)	2,852	(10,731)
	46,900	(5,749)	41,151	(17,923)	3,764	(14,159)
Total other comprehensive income (loss)	$24,411	$(705)	$23,706	$(1,122)	$232	$(890)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss) (continued)

	For the Year Ended December 31,
	2019
	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gain on debt securities available for sale:	$26,601	$(5,534)	$21,067
Accretion of unrealized gain on debt securities reclassified as held to maturity	11	(2)	9
Reclassification adjustment for gain included in net income	2,612	(601)	2,011
	29,224	(6,137)	23,087

Derivatives:
Unrealized (loss) on swap contracts accounted for as cash flow hedges	(8,193)	1,725	(6,468)

Employee benefit plans:
Amortization of prior service cost included in net income	(56)	12	(44)
Reclassification adjustment of actuarial net (loss) included in net income	(3,709)	779	(2,930)
Change in funded status of retirement obligations	(12,576)	2,641	(9,935)
	(16,341)	3,432	(12,909)
Total other comprehensive income	$4,690	$(980)	$3,710

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2021, 2020, and 2019:

	For the Years Ended December 31,
	2021				2020
	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$31,028	$(16,856)	$(83,797)	$(69,625)	$9,377	$(8,474)	$(69,638)	$(68,735)
Current period changes in other comprehensive income (loss)	(29,384)	11,939	41,151	23,706	21,651	(8,382)	(14,159)	(890)
Total other comprehensive income (loss)	$1,644	$(4,917)	$(42,646)	$(45,919)	$31,028	$(16,856)	$(83,797)	$(69,625)

	For the Year Ended December 31,
	2019
	Unrealized (Losses) Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(13,162)	$(2,006)	$(56,729)	$(71,897)
Effect of the adoption of ASU 2016-01	(548)	—	—	(548)
Balance at January 1,	$(13,710)	$(2,006)	$(56,729)	$(72,445)
Current period changes in other comprehensive income (loss)	23,087	(6,468)	(12,909)	3,710
Total other comprehensive (loss)	$9,377	$(8,474)	$(69,638)	$(68,735)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss) (continued)

    The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) in the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the years ended December 31, 2021, 2020, and 2019:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Years Ended December 31,			Affected Line Items in the Consolidated Statements of Income
	2021	2020	2019
	(In thousands)

Reclassification adjustment for gain included in net income	$2,025	$370	$2,612	Gain on securities transactions
Reclassification adjustment of actuarial net (loss) included in net income	(4,044)	(4,284)	(3,709)	Other non-interest expense
Total before tax	(2,019)	(3,914)	(1,097)
Income tax benefit	702	819	178
Net of tax	$(1,317)	$(3,095)	$(919)

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
Currency Forward Contracts. At December 31, 2021 and 2020, the Company had no currency forward contracts in place with commercial banking customers.

Interest Rate Swaps. At December 31, 2021 and December 31, 2020, the Company had interest rate swaps in place with 52 and 48 commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $183.4 million and $175.1 million, respectively. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

At December 31, 2021 and 2020, the Company had 14 and 31 interest rate swaps with notional amounts of $190.0 million and $430.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchanges of the underlying notional amount. For the year ended December 31, 2021, interest rate swaps with notional amounts totaling $210.0 million were discontinued relative to the hedge, which resulted in a $996,000 loss on the early extinguishment of debt.

For the years ended December 31, 2021, 2020, and 2019, the Company did not record any hedge ineffectiveness associated with these contracts.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(21)    Derivatives and Hedging Activities (continued)

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at December 31, 2021 and 2020:

	December 31, 2021
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
	(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$9,492	Other Liabilities	$17,366
Total derivative instruments		$9,492		$17,366

	December 31, 2020
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
	(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$19,425	Other Liabilities	$42,384
Total derivative instruments		$19,425		$42,384

For the years ended December 31, 2021, 2020, and 2019 gains(losses) of $115,000, $(306,000), and $204,000 respectively, were recorded for changes in fair value of interest rate swaps with third parties.

At December 31, 2021 and 2020, accrued interest was $567,000 and $1.0 million, respectively.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

At December 31, 2021, the termination value of derivatives in a net liability position, which includes accrued interest, was $7.3 million. The Company has collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $17.2 million against its obligations under these agreements.

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
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2021, 2020, and 2019.

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$3,803	$3,633	$4,478
Title insurance fees	6,088	5,034	4,981
Other non-interest income	7,600	6,472	4,844
Total in-scope non-interest income	17,491	15,139	14,303
Total out-of-scope non-interest income	21,340	16,131	17,333
Total non-interest income	$38,831	$31,270	$31,636

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

Out-of-scope non-interest income primarily consists of income from bank-owned life insurance, loan prepayment and servicing fees, net fees loan level swaps, gains and losses on the sale of loans and securities, credit card interchange income, and changes in the fair value of equity securities. None of these revenue streams are subject to the requirements of Topic 606.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(23)    Subsequent Events

The Company has evaluated events subsequent to December 31, 2021 and through the financial statement issuance date of March 1, 2022, and concluded that no material events occurred that would require disclosure except as noted as noted below.

On December 10, 2021 a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Agreement”) was filed in relation to a lawsuit involving Columbia Financial, Inc. (the “Company”) and certain of its current and former directors pending in the Court of Chancery of the State of Delaware entitled Pascal v. Czerwinski, et. al., C.A. No. 2020-0320-SG (the “Settlement”). The Settlement resolves a lawsuit (the “Litigation”) challenging the equity compensation granted on or about July 23, 2019 to persons who were then-directors of the Company (the “Defendants”) (collectively, “2019 Equity Grants”).

Notice of the proposed settlement of the Litigation was provided to all shareholders of the Company and, after a hearing, the Delaware Court of Chancery approved the proposed settlement of the Litigation on February 7, 2022. Pursuant to the Settlement, the Delaware Court of Chancery issued a Final Order and Judgment dismissing all claims that were or could have been asserted in the Litigation and directing that a special meeting of the Company’s stockholders be held in order for shareholders to vote on the ratification of the 2019 Equity Awards. The Company intends to hold the special meeting of stockholders on April 4, 2022. The Delaware Court of Chancery also approved an award of attorney’s fees to the plaintiffs’ counsel in the amount of $1.3 million. Neither the settlement, nor the award of attorney’s fees to the plaintiffs’ counsel, will have a material impact on the Company's financial condition or results of operations.

The COVID-19 pandemic has disrupted and adversely affected the Company's business and results of operations, and the ultimate impacts of the pandemic on the Bank's business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COLUMBIA FINANCIAL, INC.

Dated:	March 1, 2022	By:	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Thomas J. Kemly
Thomas J. Kemly	President and Chief Executive Officer and Director	March 1, 2022
(Principal Executive Officer)

/s/Dennis E. Gibney
Dennis E. Gibney	Executive Vice President and Chief Financial Officer	March 1, 2022
(Principal Financial and Accounting Officer)

/s/Noel R. Holland
Noel R. Holland	Chairman of the Board	March 1, 2022

/s/Frank Czerwinski
Frank Czerwinski	Director	March 1, 2022

/s/Michael Massood, Jr.
Michael Massood, Jr.	Director	March 1, 2022

/s/Elizabeth E. Randall
Elizabeth E. Randall	Director	March 1, 2022

/s/Robert Van Dyk
Robert Van Dyk	Director	March 1, 2022

/s/Paul Van Ostenbridge
Paul Van Ostenbridge	Director	March 1, 2022

/s/James Kuiken
James Kuiken	Director	March 1, 2022

/s/Lucy Sorrentini
Lucy Sorrentini	Director	March 1, 2022

/s/Daria Stacy-Walls Torres
Daria Stacy-Walls Torres	Director	March 1, 2022