Form 10-K/A
period 2021-12-31
Columbia Financial, Inc.
filed 2022-05-02
CIK 1723596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): ☒ Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of, “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2021 was $590.4 million. The number of shares outstanding of the registrant’s common stock as of April 27, 2022 was 106,191,527.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Audit Firm Id	Auditor Name:	Auditor Location:
185	KPMG LLP	Short Hills, New Jersey

Explanatory Note

On March 1, 2022, Columbia Financial, Inc. (the “Company”) filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.

This Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

•	amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items; and

•	include new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The cover page of the Form 10-K is also amended to update the number of shares outstanding of the registrant’s common stock, which now reflects the amount outstanding as of April 27, 2022. This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Capitalized terms used but not otherwise defined herein shall have the respective meanings ascribed to such terms in the Original Form 10-K.

As used in this Amendment, the “Company” refers to Columbia Financial, Inc., and the terms “we,” “us” or “our” refer to the Company and its subsidiaries, Columbia Bank and Freehold Bank, collectively. Other terms used but not defined herein are as defined in the Form 10-K.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

The Company’s Board of Directors consists of ten (10) members, all of whom are independent under the current listing standards of the Nasdaq Stock Market, Inc. except for Thomas J. Kemly, who is the President and Chief Executive Officer of the Company and the Bank. In determining the independence of its directors, the Board considered transactions, relationships or arrangements between the Company, the Bank and its directors that are not required to be disclosed in Form 10-K/A under the heading “Transactions with Related Persons.” The Board is divided into three classes with approximately three-year staggered terms, with approximately one-third of the directors elected each year.

Set forth in the table below is the list of our directors, together with certain biographical information, including their ages as of April 27, 2022.

Term Expiring in 2022
THOMAS J. KEMLY Age: 64 Director Since: 2006

Biographical Information:

Mr. Kemly was appointed President and CEO of Columbia Bank in 2012. He has since led Columbia Bank on a steady growth trajectory by spearheading organic growth, Columbia Financial, Inc.’s IPO and strategic acquisitions. With over 40 years of experience, Mr. Kemly has been an active and influential figure in banking. Most recently, Mr. Kemly was elected to the Federal Home Loan Bank of New York’s Board of Directors and was named to the Power 100 List by NJBIZ, a statewide business publication. Throughout his career he has worked to advance housing opportunities for families of all incomes, accelerate local community development and increase charitable giving efforts. Mr. Kemly expanded the Bank’s “Team Columbia” initiatives, where the Bank encourages employees to volunteer at local organizations and participate in meaningful community events. In conjunction with the Company’s IPO in 2018, he grew the Columbia Bank Foundation to one of the largest private giving foundations in the State of New Jersey. Mr. Kemly was the former chairman of the New Jersey Bankers Association and currently serves as a board member of that organization. He also serves as a board member of CIANJ, was the former president of FMS, and currently serves as the Chairman of the Columbia Bank Foundation.

Mr. Kemly began his Columbia Bank career in 1981 and has held a number of positions, including Chief Financial Officer and Chief Operating Officer, before becoming President and Chief Executive of the Bank.

Qualifications:

Mr. Kemly’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities Columbia Bank serves affords the Board of Directors valuable insight regarding the business and operation of Columbia Bank. Mr. Kemly’s knowledge of Columbia Financial’s and Columbia Bank’s business and history, combined with his success and strategic vision, position him well to continue to serve as our President and Chief Executive Officer.

JAMES M. KUIKEN Age: 51 Director Since: 2020

Biographical Information:

Mr. Kuiken has served as the Director of Operations of Roche Molecular Systems, Inc., a company that develops, manufactures and supplies diagnostic and blood screening test products, since April 2014. Prior to that time, Mr. Kuiken served in various other capacities at Roche Molecular Systems, Inc.

Qualifications:

Mr. Kuiken’s extensive experience with respect to operational matters at a large multinational corporation will provide the Board of Directors with valuable insight into the operational and business needs of the Company and Columbia Bank.

PAUL VAN OSTENBRIDGE Age: 69 Director Since: 2019

Biographical Information:

Mr. Van Ostenbridge served as President and Chief Executive Officer of Stewardship Financial Corporation and Atlantic Stewardship Bank from 1985 until their acquisition by the Company on November 1, 2019.

Qualifications:

Mr. Van Ostenbridge’s extensive experience in the local banking industry and involvement in business, civic and charitable organizations in the communities Columbia Bank serves affords the Board of Directors with valuable insight regarding the business and operations of Columbia Bank.

Term Expiring in 2023
MICHAEL MASSOOD, JR. Age: 68 Director Since: 2003

Biographical Information:

President of Massood & Company, P.A., CPAs, a certified public accounting firm.

Qualifications:

As a certified public accountant, Mr. Massood provides the Board of Directors with critical experience regarding accounting and financial matters. Mr. Massood’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities Columbia Bank serves affords the Board of Directors valuable insight regarding the business and operation of Columbia Bank.

ELIZABETH E. RANDALL Age: 68 Director Since: 2003

Biographical Information:

Commissioner of the Bergen County Improvement Authority and also currently serves as a member of the audit committee of the New Jersey Municipal Excess Liability Insurance Fund. From 2004 to 2006, Ms. Randall served on the Bergen County Board of Chosen Freeholders. Prior to that, Ms. Randall served as the New Jersey Commissioner of Banking and Insurance. Ms. Randall also served as a member of the Board of Directors of the YWCA of Northern New Jersey.

Qualifications:

Ms. Randall’s service as an elected and appointed government official, as well as her prior bank regulatory experience, provides the Board of Directors with invaluable insight into the needs of the local communities that Columbia Bank serves.

DARIA S. TORRES Age: 47 Director Since: 2021

Biographical Information:

Ms. Torres is the founder and Managing Partner of Walls Torres Group, LLC, a strategic management consulting firm that works with leading corporations, non-profits and charitable organizations to grow and achieve their business objectives. Ms. Torres has more than 20 years of experience as a strategy consultant and advisor to CEOs, boards and executive teams.

Qualifications:

Ms. Torres’ vast knowledge and experience as an executive-level strategist and advisor is a valuable asset to our leadership and complements the Board’s existing mix of skills and experience.

Term Expiring in 2024
NOEL R. HOLLAND Age: 71 Director Since: 1995

Biographical Information:

Partner in the law firm of Andersen & Holland, located in Midland Park, New Jersey, from January 1976 until his retirement in March 2017.

Qualifications:

Mr. Holland’s expertise as a partner in a law firm, and his real estate transactional experience and involvement in business and civic organizations in the communities Columbia Bank serves, provide the Board of Directors with valuable insight. Mr. Holland’s years of providing legal counsel and operating a law office position him well to continue to serve as a director of a public company.

ROBERT VAN DYK Age: 69 Director Since: 1994

Biographical Information:

President and Chief Executive Officer of Van Dyk Health Care, a health care services company, since July 1994 and the President and Chief Executive Officer of two other hospitals since 1980. He serves on many charitable and civic organizations, including colleges, universities, hospitals, religious organizations and foundations within the communities that Columbia Bank serves. In addition, Mr. Van Dyk has been actively involved in various organizations for the past 20 years, and he served as chairman of two separate national health care organizations.

Qualifications:

Mr. Van Dyk’s strong business background, as well as his experience and expertise with respect to regulated industries, provides the Board of Directors with invaluable insight into the needs of the local communities that Columbia Bank serves.

LUCY SORRENTINI Age: 58 Director Since: 2020

Biographical Information:

Lucy Sorrentini is a Strategy Consultant and Certified Executive Coach who has been advising organizations on how to re-imagine their workplace for more than two decades. She is the Founder and CEO of Impact Consulting, LLC a woman and minority-owned human capital and organizational development consulting firm headquartered in New York City and focused largely on leadership and executive development and diversity, equity, and inclusion consulting, coaching, and training.

Prior to starting her own firm, Lucy was a Member of the Global Human Resources Executive Team and Chief Diversity and Inclusion Officer at Booz Allen Hamilton where focused largely on human resource strategies and programs to attract, develop, reward, engage and retain top talent.

Lucy also serves as the Chair and Strategic Advisor of the New York Women’s Foundation’s Latina Philanthropy Circle, Girls Incorporated and the Acceleration Project, all non-profits dedicated to amplifying the voices of those who often go unheard and providing equal access to opportunities and advancement.

Qualifications:

Ms. Sorrentini’s extensive experience with respect to human capital strategy, and human resources and diversity matters, provides the Board of Directors with valuable insight into the operational and business needs of the Company and the Bank.

Executive Officers

Information relating to our executive officers is presented in Part I, Item 1, Business, under the caption “Our Executive Officers” of the Original Form 10-K, and is hereby incorporated in this Part III, Item 10 by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of the reports it has received, and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Columbia Financial common stock during the year ended December 31, 2021.

Disclosure of Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions. The Code of Ethics and Business Conduct is available upon written request to Corporate Secretary, Columbia Financial, Inc., 19-01 Route 208 North, Fair Lawn, New Jersey 07410 and on the Company’s website at http://ir.columbiabankonline.com. If the Company amends or grants any waiver from a provision of the Code of Ethics and Business Conduct that applies to its executive officers, it will publicly disclose such amendment or waiver on its website and as required by applicable law, including by filing a Current Report on Form 8-K with the U.S. Securities and Exchange Commission.

Corporate Governance

Director Independence

Nasdaq Listing Rules require that a majority of our directors and each member of our Audit Committee, Compensation Committee and Nominating Committee be independent. A director may be determined to be independent only if the Board has determined that he or she has no relationship with the Company that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Nominating Committee advises and makes recommendations to the full Board regarding director independence. After considering the committee’s recommendation, the Board affirmatively determined that all current members of the Board, other than Mr. Kemly, are independent directors and independent for purposes of the committees on which they serve in accordance with applicable Nasdaq and Securities and Exchange Commission (SEC) independence rules and requirements. The Board determined that Mr. Kemly is not independent because he is the President and Chief Executive Officer of the company.

To determine the independence of the directors, the Board considered certain transactions, relationships, or arrangements between those directors, their immediate family members, or their affiliated entities, on the one hand, and the company, on the other hand. Certain directors, their respective immediate family members, and/or affiliated entities have deposit or credit relationships with Columbia Bank in the ordinary course of business. The Board determined that these transactions, relationships, or arrangements were made in the ordinary course of business, were made on terms comparable to those that could be obtained in arms’ length dealings with an unrelated third party, were not criticized or classified, non-accrual, past due, restructured or a potential problem, complied with applicable banking laws, and did not otherwise impair any director’s independence.

Board Leadership Structure

Our Board of Directors has determined that the separation of the offices of Chairman of the Board and President and Chief Executive Officer enhances Board independence and oversight. Moreover, the separation of the positions of Chairman of the Board and President and Chief Executive Officer enables the President and Chief Executive Officer to focus on his responsibilities of running Columbia Financial and Columbia Bank and expanding and strengthening our franchise while enabling the Chairman of the Board to lead the Board of Directors in its fundamental role of providing advice to and independent oversight of management. Consistent with this determination, Noel R. Holland, who is independent under the listing requirements of the Nasdaq Stock Market, Inc. serves as Chairman of the Board and Thomas J. Kemly serves as President and Chief Executive Officer.

Board Oversight of Risk

Our Board of Directors believes that effective risk management and control processes are critical to our safety and soundness, our ability to predict and manage the challenges that we face and, ultimately, our long-term corporate success. Our Board of Directors, both directly and through its committees, is responsible for overseeing our risk management processes, with each of the committees of our Board of Directors assuming a different and important role in overseeing the management of the risks the Company faces. The Risk Committee, which is comprised of the entire Board of Directors, oversees the identification and management of the various risks we face including, among other things, financial, credit, collateral, consumer compliance, operational, Bank Secrecy Act, fraud, cyber-security, vendor, and insurable risks.

The Audit Committee of the Board of Directors is responsible for overseeing risks associated with financial matters (particularly financial reporting, accounting practices and policies, disclosure controls and procedures and internal control over financial reporting). The Compensation Committee of the Board of Directors has primary responsibility for risks and exposures associated with our compensation policies, plans and practices, regarding both executive compensation and the Company’s compensation structure. In particular, our Compensation Committee, in conjunction with our President and Chief Executive Officer and other members of our management, as appropriate, reviews our incentive compensation arrangements to ensure these programs are consistent with applicable laws and regulations, including safety and soundness requirements, and do not encourage imprudent or excessive risk-taking by our employees. The Compensation Committee is also responsible for oversight of our policies and strategies relating to human capital management. The Nominating/Corporate Governance Committee of the Board of Directors oversees risks associated with the independence of our Board of Directors and potential conflicts of interest and also is responsible for review and oversight of our environmental, social and governance policies and activities.

Our senior management is responsible for implementing our risk management processes by assessing and managing the risks we face, including strategic, operational, regulatory, investment and execution risks, on a day-to-day basis, and reporting to our Board of Directors regarding our risk management processes. Our senior management is also responsible for creating and recommending to our Board of Directors for approval appropriate risk appetite metrics reflecting the aggregate levels and types of risk we are willing to accept in connection with the operation of our business and pursuit of our business objectives.

The role of our Board of Directors in our risk oversight is consistent with our leadership structure, with our President and Chief Executive Officer and the other members of senior management having responsibility for assessing and managing our risk exposure, and our Board of Directors and its committees providing oversight in connection with those efforts. We believe this division of risk management responsibilities presents a consistent, systemic, and effective approach for identifying, managing and mitigating risks throughout our operations.

Meetings and Committees of the Board of Directors

The Company conducts business through meetings of its Board of Directors and its committees. The Company’s Board of Directors held 8 regular meetings and 9 special meetings during the fiscal year ended December 31, 2021. No director attended fewer than 75% of the total meetings of the Company’s Board of Directors and committees on which such director served.

The Board of Directors of the Company maintains an Audit Committee, a Compensation Committee, a Nominating/Corporate Governance Committee, and a Risk Committee. The Board of Directors has adopted a written charter for each committee, other than the Risk Committee, that, among other things, specifies the scope of each committee’s rights and responsibilities. A copy of each committee charter is available in the Investor Relations section of the Company’s website at http://ir.columbiabankonline.com.

The following table identifies our standing committees and their members as of April 27, 2022. All members of each committee are independent in accordance with the listing standards of the Nasdaq Stock Market, Inc., except for Thomas J. Kemly.

Director	Audit Committee	Compensation Committee	Nominating/ Corporate Governance Committee	Risk Committee
Noel R. Holland	✓	✓	✓	✓*
Frank Czerwinski		✓	✓	✓
Thomas J. Kemly				✓
James M. Kuiken	✓			✓
Michael Massood, Jr.	✓*			✓
Elizabeth E. Randall		✓*	✓	✓
Lucy Sorrentini		✓	✓	✓
Daria S. Torres	✓			✓
Robert Van Dyk		✓	✓*	✓
Paul Van Ostenbridge	✓		✓	✓

*	Denotes Chairperson.

The following is a description of each of the Company’s Board committees:

Audit Committee	Meetings During 2021: 8
Michael Massood, Jr. (Chair) Noel R. Holland James M. Kuiken Paul Van Ostenbridge Daria S. Torres

The Audit Committee assists the Board of Directors in discharging its duties related to the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditors’ qualifications, independence and performance, the performance of our internal audit function, our accounting and financial reporting process and financial statement audits.

Among other things, the responsibilities of the Audit Committee include: (i) being responsible for the appointment, compensation, retention and oversight of the independent auditors; (ii) reviewing the Company’s annual and quarterly consolidated financial statements with management and the independent auditors; (iii) overseeing internal audit activities; (iv) pre-approving all audit and permissible non-audit services to be performed by the Company’s independent auditors; (v) authorizing, reviewing, and approving the Audit Committee Report to be included in the Company’s annual proxy statement; (vi) reviewing and approving any third party transactions; (vii) establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by its employees of concerns regarding questionable accounting or auditing matters; and (viii) reviewing the Audit Committee’s performance and the adequacy of the Audit Committee’s charter on an annual basis.

The Company also provides for appropriate funding, as determined by the Audit Committee, for payment of compensation to the Company’s independent auditors, any independent counsel or other advisors engaged by the Audit Committee and for administrative expenses of the Audit Committee that are necessary or appropriate in carrying out its duties.

The Board of Directors has designated Michael Massood, Jr. as an audit committee financial expert under the rules of the Securities and Exchange Commission. Mr. Massood is independent under the listing requirements of the Nasdaq Stock Market, Inc. applicable to audit committee members.

Compensation Committee	Meetings During 2021: 6
Elizabeth E. Randall (Chair) Frank Czerwinski Noel R. Holland Lucy Sorrentini Robert Van Dyk

The Compensation Committee establishes, administers, and reviews the Company’s policies, programs and procedures for compensating its executive officers and directors.

The functions and responsibilities of the Compensation Committee include: (i) overseeing the Company’s overall compensation structure, policies and programs, and assessing whether the Company’s compensation structure establishes appropriate incentives for management and employees; (ii) reviewing and approving annually the corporate goals and objectives applicable to the compensation of the President and Chief Executive Officer, evaluating annually the President and Chief Executive Officer’s performance in light of these goals and objectives, and recommending the President and Chief Executive Officer’s compensation level based on this evaluation; (iii) in collaboration with the President and Chief Executive Officer, reviewing and evaluating the performance of the Company’s executive officers and approving such other executive officers’ compensation and benefits; (iv) reviewing, administering and making recommendations to the Board of Directors with respect to the Company’s incentive compensation and equity-based plans; (v) reviewing and making recommendations to the Board of Directors regarding employment or severance arrangements or plans; (vi) reviewing the Company’s incentive compensation arrangements to determine whether they encourage any excessive risk-taking, reviewing at least annually the relationship between risk management policies and practices and compensation and evaluating compensation policies and practices that could mitigate any such risk; (vii) retaining such compensation consultants, legal counsel or other advisors as the Compensation Committee deems necessary or appropriate for it to carry out its duties, with direct responsibility for the appointment, compensation and oversight of work of such consultants, counsels and advisors; (viii) preparing a report on executive compensation for inclusion in the Company’s annual meeting proxy statement; (ix) reviewing and making recommendations to the Board of Directors with respect to the compensation of the Company’s directors; (x) developing a succession plan for our executive officer positions, reviewing it periodically and developing and evaluating potential candidates for succession; and (xi) oversight of our policies and strategies relating to human capital management; and (xii) reviewing the Compensation Committee’s performance and the adequacy of its charter on an annual basis.

Nominating/Corporate Governance Committee	Meetings During 2021: 5
Robert Van Dyk (Chair) Frank Czerwinski Noel R. Holland Paul Van Ostenbridge Elizabeth E. Randall Lucy Sorrentini

The Nominating/Corporate Governance Committee is responsible for assisting the Board of Directors in discharging its duties related to corporate governance and nominating functions.

Among other things, the functions and responsibilities of the Nominating/Corporate Governance Committee include: (i) developing policies on the size and composition of the Company’s Board of Directors; (ii) developing and recommending to the Board of Directors criteria to be used in identifying and selecting nominees for director; (iii) reviewing possible candidates for election to the Board of Directors; (iv) recommending to the Board of Directors candidates for election or re-election to the Board of Directors; (v) recommending committee structure, composition and assignments; (vi) conducting an annual performance evaluation of the Board of Directors and its committees; (vii) reviewing the Company’s strategies and polices regarding environmental, social and governance matters; and (viii) reviewing the Nominating/Corporate Governance Committee’s performance and the adequacy of its charter on an annual basis.

Risk Committee	Meetings During 2021: 4
Noel R. Holland (Chair) Frank Czerwinski Thomas J. Kemly James Kuiken Michael Massood, Jr. Elizabeth E. Randall Lucy Sorrentini Robert Van DykDaria S. Torres Paul Van Ostenbridge

The Risk Committee oversees the identification and management of the various risks we face including, among other things, financial, credit, collateral, consumer compliance, operational, Bank Secrecy Act, fraud, cyber-security, vendor and insurable risks.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The following compensation discussion and analysis (“CD&A”) provides a detailed description of the Company’s executive compensation philosophy, plans and programs, and the factors used by the Compensation Committee for determining 2021 compensation for the Named Executive Officers, identified pursuant to the rules of the Securities and Exchange Commission. This discussion should be read in conjunction with the compensation tables and accompanying narrative starting on page 25. For 2021, the following executive officers comprised our Named Executive Officers (collectively, our “NEOs”):

Named Executive Officer	Title
Thomas J. Kemly	President and Chief Executive Officer
Dennis Gibney	Executive Vice President and Chief Financial Officer
E. Thomas Allen, Jr.	Senior Executive Vice President and Chief Operating Officer
John Klimowich	Executive Vice President and Chief Risk Officer
Allyson Schlesinger	Executive Vice President, Head of Consumer Banking
Oliver E. Lewis, Jr.	Executive Vice President, Head of Commercial Banking

Executive Summary

2021 Business Highlights and Results

Despite the continuing challenges of the COVID-19 pandemic, the Company achieved another successful year in 2021. Below are some of the highlights of our financial and operational performance for the year ended 2021 in support of our strategic plan:

•	We completed the acquisition of Freehold Bank, a New Jersey savings bank in the private mutual holding company form of organization, with assets of approximately $295 million.

•	We entered into a merger agreement with RSI Bank, a New Jersey savings bank in the private mutual holding company form of organization, with assets of approximately $626 million.

•	Our annual net income increased to $92.0 million, or $0.88 per basic and diluted share, relative to annual net income for 2020 of $57.6 million, or $0.52 per basic and diluted share.

•	Return on average assets and return on average equity for 2021 were 1.01% and 8.98%, respectively, relative to 0.66% and 5.67%, respectively for 2020.

•	We achieved asset growth of 4.8% and deposit growth of 11.7%.

•	Net interest income grew by 5.2% and noninterest income grew by 24.2%.

•	Non-performing assets declined by 51.7% and our non-performing assets were 0.04% of total assets at December 31, 2021.

•	Loans modified for borrowers impacted by COVID during 2020 were reduced to four loans totaling $24.3 million, or 0.4% of the portfolio, by year end.

•	During 2021, Columbia Bank assisted over 1,600 organizations retaining their employees by originating over $239 million of Paycheck Protection Program Loans under the second tranche of this program.

•	We continued to advance several digital banking enhancements to support our customers and we enhanced the security and efficiency of our technology infrastructure.

•	We repurchased 6.1 million shares of our common stock during 2021.

•	We continued to enhance the diversity of our executive management team and Board of Directors.

On May 20, 2021, shareholders voted on a non-binding resolution to approve the compensation for the Named Executive Officers, commonly referred to as a “Say on Pay” vote. The resolution was approved with an affirmative vote of 98.9% of votes cast, which reflects a strong vote of confidence in our executive compensation program and practices.

Shareholder Ratification of 2019 Equity Awards

At a special meeting of shareholders of the Company, which was held on April 4, 2022, we sought ratification of certain equity awards granted in 2019 under the Columbia Financial, Inc. 2019 Equity Incentive Plan to our then serving non-employee directors and our President and Chief Executive Officer (“2019 Equity Awards”). We sought this ratification in connection with the previously disclosed settlement of a lawsuit filed in April 2020 by a shareholder of the Company, derivatively on behalf of the Company and as a class action on behalf of himself and all other shareholders, challenging the equity grants. At the April 4, 2022 special meeting of shareholders, the 2019 Equity Awards to our non-employee directors, our retired non-employee directors who currently serve as advisory directors and our President and Chief Executive Officer were approved by the affirmative vote of 95.05%, 95.13% and 95.30% of votes cast by Eligible Shareholders, respectively, (for purposes of the special meeting, “Eligible Shareholders” included all shareholders of the Company as of the record date for the special meeting, other than (i) Columbia Bank MHC, (ii) the non-employee directors and retired directors of the Company named in the complaint relating to the Action, (iii) the President and Chief Executive Officer of the Company and (iv) certain families and entities controlled by such individuals.) We appreciate the support of our shareholders on this matter and, as with the say-on-pay vote, we believe it reflects a strong vote of confidence in our compensation practices.

Executive Compensation and Shareholder Engagement

The Compensation Committee utilizes the following best practices to ensure that executive compensation is aligned with shareholder interests:

•	A significant portion of equity compensation is performance-based.

•	Short term incentive payments are performance-based.

•	Performance-based equity awards also contain extended, service-based vesting requirements.

•	Executive stock ownership guidelines require executives to own and maintain a meaningful ownership position.

•	Incentive compensation is subject to recoupment under the Company’s “clawback” policy.

•	Employment agreement change in control provisions require a “double trigger” to be paid.

•	Employment agreements do not contain tax gross-ups.

The Compensation Committee believes that each of these elements provides a meaningful reward opportunity to the NEOs, focuses our leadership team on our short-term financial results and long-term strategic objectives and links realized pay directly to performance.

Executive Compensation Philosophy

Objective	Compensation Design Criteria
Accountability for Business Performance	•	Tie compensation in large part to the Company’s financial and operating performance, so that executives are held accountable for the performance of the business for which they are responsible and for achieving the goals stated in the Company’s annual Business Plan.
Accountability for Long-Term Equity Performance	•	Include meaningful incentives to create long-term shareholder value while not promoting excessive risk taking.
Competition	•	Reflect the competitive marketplace so we can attract, retain, and motivate talented executives throughout the volatility of business cycles.

2021 Executive Compensation Components

The four primary elements of our total direct compensation program for our NEOs and a summary of the actions taken by the Compensation Committee regarding those elements during fiscal year 2021 are set forth below.

Compensation Components	Link to Business and Talent Strategies	2021 Action
Base Salary (Page 18)	• Competitive base salaries help attract and retain executive talent. • Amounts reflect each executive’s experience, performance and contribution to the Company.

• Base salaries are subject to annual review in December of each year based on the Compensation Committee’s assessment of the executive’s individual performance during the year, a review of peer group practices for similar positions and consideration of base salary in relation to incentive compensation opportunities.

Short-Term Incentives (Page 18)

• Focus executives on achieving annual financial results that are key indicators of annual financial and operational performance.

• Each NEO has an individual scorecard that sets forth his or her annual performance goals.

• 2021 goals were based on financial measures important to our business strategy.

• Design of the PAIP (as defined herein) remained consistent with the prior year, while individual scorecards changed as is consistent with past practice.

• In February 2022 the Compensation Committee reviewed and approved all NEO incentive payouts for 2021 based on achievement of the performance goals.

Long-Term Equity Incentive Compensation (Page 20)

• Rewards financial results over a period of years that correlate to long-term shareholder value.

• Encourages retention of our executive team through the use of multi-year vesting.

• Aligns the compensation interests of our executives with the financial interests of our shareholders.

• Encourages growth in our stock price.

• Previously granted equity awards for all NEOs consisted of a combination of performance-based restricted stock, time-based restricted stock, and time-based stock options.

• No equity awards were made to NEOs during 2021, except for a one-time award to the Company’s new Executive Vice President, Head of Commercial Banking.

Important Corporate Governance Policies

Our 2021 executive compensation program was based on the compensation philosophy adopted by our Compensation Committee and reflected the advice of the Compensation Committee’s independent compensation consultants (see “Role of Compensation Committee”). The Compensation Committee is guided by the following key principles in determining the compensation structure for our executives:

WHAT WE DO	WHAT WE DO NOT DO

✓ Use an independent compensation consultant that is retained by and reports to the Compensation Committee

✓ Have significant stock ownership guidelines for our executives and directors

✓ Use competitive benchmarking for NEO compensation and non-employee director compensation

✓  Use meaningful incentives in our executives’ compensation that create long-term shareholder value while not incentivizing excessive risk-taking

✓   Grant equity that vests over multiple years

✓   Have short- and long-term incentive plans based on performance

✓   Limit perquisites to NEOs

✓  Tie incentive compensation to a clawback policy

X    No tax gross ups

X   No pledging of our stock

X   No hedging

X   No unapproved trading plans

X   No dividends on unvested/unearned equity

X   No excessive risk creation

X   No repricing of stock options

X  No “single trigger” change in control severance under employment agreements

Factors for Determining Compensation

Role of Compensation Committee

The Compensation Committee is made up of independent directors as required under the Nasdaq listing rules. Details on the Compensation Committee’s functions are described in the Committee’s charter, which has been approved by the Board and is available on our Investor Relations website.

The Compensation Committee has the authority to obtain advice and assistance from internal or external legal, human resources, accounting or other experts, advisors, or consultants as it deems desirable or appropriate. The Compensation Committee has sole authority to retain and terminate any compensation consultant and to approve the fee arrangements and the terms of engagement. For 2021, the Compensation Committee engaged an independent consulting firm, which specializes in executive compensation (see page 15 below).

During 2021, the Compensation Committee reviewed and approved all aspects of compensation plans and policies applicable to the NEOs, including participation and performance measures. In carrying out its duties, the Compensation Committee considered the relationship of corporate performance to total compensation; set salary and incentive compensation levels; and reviewed the adequacy and effectiveness of various compensation and benefit plans. The Chair of the Compensation Committee reported committee actions to the Board following each committee meeting.

The Compensation Committee worked closely with Mr. Kemly to review and discuss his recommendations for the NEOs and other executive officers. The Compensation Committee also considered the market and peer group analysis provided by the compensation consultant to assess market practices, the mix of fixed and variable compensation, and the levels of compensation for each named executive. The Compensation Committee reviewed and approved individually determined salary increases for the other NEOs as recommended by Mr. Kemly for the 2021 calendar year.

The Compensation Committee reviewed and accepted the self-evaluation (including relevant quantitative and qualitative accomplishments) of Mr. Kemly for the 2020 calendar year and provided feedback to Mr. Kemly. The Compensation Committee used this evaluation in making compensation decisions concerning Mr. Kemly and approved a base salary increase for Mr. Kemly as recommended by the Chair of the Compensation Committee for the 2021 calendar year. Mr. Kemly does not make recommendations with respect to his own compensation or participate in the deliberations regarding the setting of his own compensation. Decisions related to Mr. Kemly’s 2021 compensation opportunities were made independently by the committee in consultation with its independent compensation consultant.

Role of CEO and Management

Members of our senior management team attend regular meetings in which executive compensation, Company performance, individual performance and competitive compensation levels and practices are discussed and evaluated. Only the Compensation Committee members can vote on decisions regarding NEO compensation. The CEO does not participate in the deliberations of the Compensation Committee with respect to his own compensation.

The Compensation Committee believes that even the best advice of a compensation consultant or other outside advisors must be combined with the input from senior management and the Compensation Committee’s own individual experiences and judgment to arrive at the proper alignment of compensation philosophy, programs, and practices. Members of senior management worked with the Compensation Committee to provide perspectives on reward strategies and how to align those strategies with the Company’s business and management retention goals. They provided feedback and insights into the effectiveness of the Company’s compensation programs and practices. The Compensation Committee looked to the CEO, other members of executive management, and outside legal counsel for advice in the design and implementation of compensation plans, programs, and practices. In addition, the CEO and other members of executive management at times attended portions of Compensation Committee meetings to participate in the presentation of materials and to discuss management’s point of view regarding compensation issues.

Role of Independent Compensation Consultants

The Compensation Committee retained the services of an independent compensation consultant, GK Partners (“GK Partners”), to perform a competitive assessment of the Company’s executive and director compensation programs, as well as to provide guidance on the changing regulatory environment governing executive compensation. The annual executive and director assessments include, but are not limited to, an assessment of the Company’s financial performance relative to its peers, an assessment of the Company’s compensation program compared to its peers, recommendations for total cash compensation opportunities (base salary and cash incentives), and a comparative benchmark study of executive compensation and non-employee director compensation.

A representative of GK Partners attended Compensation Committee and Board meetings during 2020 and 2021, upon request, to review compensation data and participate in general discussions on compensation and benefits for the NEOs and Board members. While the Compensation Committee considered input from GK Partners when making compensation decisions, the Compensation Committee’s final compensation decisions reflect many factors and considerations.

The Compensation Committee considered the independence of GK Partners under applicable SEC and Nasdaq listing rules and concluded there was no conflict of interest with respect to the consultant.

Risk Considerations in Our Compensation Program

The Compensation Committee has assessed the Company’s compensation programs and has concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. Our Compensation Committee has also assessed the Company’s executive and broad-based compensation and benefits programs to determine if the programs’ provisions and operations create undesired or unintentional risk of a material nature. This risk assessment process included a review of program policies and practices; a program analysis to identify risk and risk control related to the programs; and determinations as to the sufficiency of risk identification, the balance of potential risk to potential reward, risk control, and the support of the programs and their risks to company strategy. Although the Compensation Committee reviews all compensation programs, it focuses on the programs with variability of payout, with the ability of a participant to directly affect payout and the controls on participant action and payout.

Based on the foregoing, we believe that our compensation policies and practices do not create significant inappropriate or unintended risk to the Company. We also believe that our incentive compensation arrangements provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage significant risks; that are compatible with effective internal controls and our risk management practices; and that are supported by the oversight and administration of the Compensation Committee with regard to executive compensation programs.

Peer Group and Benchmarking

The Compensation Committee believes benchmarking is a useful method to gauge both the compensation level and compensation mix for executives within competitive job markets that are relevant to the Company.

Competitive benchmarking is one of many factors considered by the Compensation Committee in making executive compensation decisions. The Compensation Committee generally reviews data gathered from the proxy statements of our peer group (as defined below) as well as industry surveys for benchmarking purposes in its review and analysis of base salaries, discretionary bonuses and short-term and long-term cash incentives, and equity grants to establish our executive compensation program. The Compensation Committee reviews the peer group annually and updates the peer group as appropriate to ensure that the peer group continues to consist of financial institutions with business models and demographics and a reasonable range of financial performance similar to the Company.

In 2020, the Compensation Committee engaged GK Partners to conduct an annual comparative marketplace benchmarking study of NEO and non-employee director cash and equity compensation with respect to the Company’s peer group for the Compensation Committee to utilize in reviewing and approving compensation for the NEOs in 2021.

The Compensation Committee’s considered the following factors in reviewing its peer group: total assets, net income, ROE, ROAA, EPS, market capitalization, non-interest income, efficiency ratio, loan to asset ratio, loan to deposit ratio, number of full-time employees, and net income per employee. For purposes of reviewing and approving 2021 executive compensation, in 2020 the Compensation Committee selected publicly traded financial institutions from the Northeast and Mid-Atlantic regions. The median asset size of the peer group was $8.8 billion as of December 31, 2019, placing the Company at slightly below the 50th percentile in asset size, with asset size at year end 2020 of $8.2 billion. The peer group approved by the Compensation Committee in May 2020 for setting executive compensation for 2021 included the following 20 banks, 19 of which were used in the previous year:

Atlantic Union Bankshares Corp.	Independent Bank Group
Berkshire Hills Bancorp, Inc.	Kearney Financial Corp.
Brookline Bancorp, Inc.	Lakeland Bancorp, Inc.
Community Bank System, Inc.	Meridian Bancorp, Inc.
ConnectOne Bancorp, Inc.	NBT Bancorp, Inc.
Customers Bancorp, Inc.	OceanFirst Financial Corp.
Dime Community Bancshares, Inc.	Peapack-Gladstone Financial Corp.
Eagle Bancorp, Inc.	Provident Financial Services, Inc.
Flushing Financial, Inc.	Sandy Spring Bancorp, Inc.
Independent Bank Corp.	WSFS Financial Corp.

The peer group was also utilized by the Compensation Committee in December 2020 for purposes of determining executive compensation and compensation of non-employee directors for 2021.

Employment Agreements with our NEOs

The Compensation Committee believes that employment agreements are necessary to attract and retain qualified executives and ensure the stability of our executive management team. Our employment agreements with our NEOs generally set forth the terms of the executive’s employment with the Company and also promise severance benefits if the executive is involuntarily terminated without cause or, in some cases, if the executive voluntarily terminates his or her employment for good reason. The retention of key management is essential to and in our shareholders’ best interests. The Compensation Committee believes reasonable severance benefits help ensure the continued dedication and efforts of management without undue concern for or distraction by their personal, financial and employment security. Similarly, in the context of a potential change in control transaction, the Compensation Committee believes that employment agreements effectively motivate executives to remain engaged and strive to create shareholder value, despite the risk of job loss or the loss of equity vesting opportunity. In addition, these severance arrangements are necessary to attract and retain qualified executives who may have other job alternatives that may appear to them to be less risky absent these arrangements. For a description of the terms of the employment agreements with our NEOs, see the discussion below on page 32.

Elements of 2021 Compensation Program

The various elements of our 2021 compensation program are intended to reflect our compensation philosophy and: (i) provide an appropriate level of financial certainty through fixed compensation, (ii) ensure that a significant portion of the compensation program is at-risk based on performance, (iii) ensure that at least 30% of equity compensation is at-risk based on performance, and (iv) create a balance of short-term and long-term incentives.

COMPENSATION ELEMENT	PURPOSE
Base Salary	•	Provide financial predictability and stability through fixed compensation;
	•	Provide a salary that is market competitive;
	•	Promote the retention of executives; and
	•	Provide fixed compensation that reflects the scope, scale and complexity of the executive’s role.
Short-Term Incentives	•	Align management and shareholder interests;
	•	Provide appropriate incentives to achieve our annual operating plan;
	•	Provide market competitive cash compensation when targeted performance objectives are met;
	•	Provide appropriate incentives to exceed targeted results; and
	•	Pay meaningful incremental cash awards when results exceed target and pay below market cash awards when results are below target.
Long-Term Equity Incentives	•	Align management and long-term shareholder interests;
	•	Balance the short-term nature of other compensation elements with long-term retention of executive talent;
	•	Focus our executives on the achievement of long-term strategies and results;
	•	Create and sustain shareholder value; and
	•	Support the growth and operational profitability of the Company.

COMPENSATION ELEMENT	PURPOSE
Employment Agreements	•	Enable us to attract and retain talented executives;
	•	Protect Company interests through appropriate post-employment restrictive covenants, including non-competition and non-solicitation;
	•	Ensure management is able to analyze any potential change in control transaction objectively; and
	•	Provide for continuity of management in the event of a change in control.
Non-Qualified Retirement and Deferred Compensation Benefits	•	Provide supplemental retirement benefits to certain executives who are disallowed benefits under the Company’s qualified benefit plans due to IRS limits.
Other Benefits	•	Provide participation in the same benefits programs as our other employees, including our ESOP;
	•	Provide participation in an ESOP SERP for supplemental retirement benefits; and
	•	Limit annual benefits and perquisites and use as competitively appropriate and necessary only to attract and retain executive talent.

Base Salary

Our NEO base salaries are set at levels that are intended to reflect the competitive marketplace in attracting, retaining, motivating, and rewarding high performing executives. In determining base salaries, the Compensation Committee considers the following elements: (i) individual performance based on experience and scope of responsibility, (ii) non-financial performance indicators including strategic developments for which an executive has responsibility and managerial accountability, (iii) compensation paid by peers, functionality of the executive management team, (v) economic conditions in the Company’s market areas and (vi) analyses or guidance from independent consultants during the annual review process. The base salaries are intended to compensate the NEOs for the day-to-day services performed for the Company and the Bank.

In establishing base salaries for our NEOs for 2021, the Compensation Committee reviewed the factors discussed above and determined that base salary increases were appropriate given our strong financial performance in 2020, our relative positioning to our peers and to maintain competitive base salaries. Below are changes to NEO base salaries from 2020 to 2021.

NEO	2020 Base Pay(1)	2021 Base Pay(1)	% Change
	$	$
Thomas J. Kemly	795,000	818,900	3.01
Dennis Gibney	402,000	412,000	2.49
E. Thomas Allen	460,000	472,000	2.61
John Klimowich	350,000	370,000	5.71
Allyson Schlesinger	365,000	380,000	4.11
Oliver E. Lewis, Jr.(2)	—	350,000	—

(1)            Amounts in table represent NEO base salaries at the end of the period presented.

(2)            Mr. Lewis became Executive Vice President, Head of Commercial Banking on January 2, 2021.

Short-Term Incentives

Performance Achievement Incentive Plan. We maintain an annual cash incentive plan – the Performance Achievement Incentive Plan (“PAIP”) – that is designed to align the interests of our employees with the overall performance of the Company. All exempt employees (excluding commissioned employees), including the NEOs, are eligible to participate in the PAIP, subject to certain eligibility requirements. A participant is eligible to earn a target incentive award for a calendar year defined as a percentage of the participant’s base salary. For 2021, the participant’s target incentive opportunity was adjusted based on the Company’s return on average assets and net interest margin, as was done in prior years, and the participant was eligible to earn a percentage of the adjusted target incentive based on achievement of a combination of overall Company, department/ team and individual performance goals. Awards for the NEOs are approved by the Compensation Committee.

When designing the 2021 PAIP and when considering whether the target performance metrics for a payout under the 2021 PAIP are achieved, the Compensation Committee had the discretion to take into account categories of significant, unplanned and unusual items that would be excluded from the performance metrics, whether the resulting impact was positive or negative, because they distort our operating performance. This practice, which is consistent with the practices of peer group companies, ensures that our executives will not be unduly influenced in their day-to-day decision-making because they would neither benefit, nor be penalized, as a result of certain unexpected and uncontrollable events or strategic initiatives that may positively or negatively affect the performance metric in the short-term.

The performance measures for the 2021 PAIP included the same corporate goals for each NEO and specific individual goals depending on the individual roles and responsibilities of each NEO, with each NEO’s individual scorecard, other than with respect to Mr. Kemly and Mr. Allen, setting forth the weightings assigned to each performance measure.

The following table summarizes the thresholds, targets, and maximum parameters and actual 2021 performance for each of the applicable financial metrics selected under the 2021 PAIP:

2021 Performance Measures (1)	Threshold Parameter (Dollars in Millions)	Target Parameter (Dollars in Millions)	Stretch Parameter (Dollars in Millions)	2021 Actual Performance (Dollars in Millions)
Core Net Income of Columbia Bank (2)	$61.2	$72.6	$82.8	$94.9
Efficiency Ratio of Columbia Bank(2)	60.9%	57.9%	54.9%	53.9%
Non-Performing Assets to Total Assets	0.50%	0.25%	0.10%	0.04%

(1)	Payouts earned for intermediate performance levels are determined using straight line interpolation. Individual performance measures which do not have specific dollar or percentage thresholds but rather are tied to department performance or similar measures are not included in table but are set forth in the table below.

(2)	See Annex A – Non-GAAP Financial Measures for reconciliation to net income and efficiency ratio.

The weighting assigned to each NEO in the categories that are applicable to them are set forth below:

2021 Performance Measures	Mr. Kemly	Mr. Gibney	Mr. Allen	Mr. Klimowich	Ms. Schlesinger	Mr. Lewis
Net Income of Columbia Bank	35.0%	25.0%	35.0%	25.0%	25.0%	25.0%
Efficiency Ratio of Columbia Bank	35.0%	25.0%	35.0%	25.0%	25.0%	25.0%
Non-Performing Assets to Total Assets	30.0%	20.0%	30.0%	20.0%	20.0%	20.0%
Other(1)	0.0%	30.0%	0.0%	30.0%	30.0%	30.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	The “Other” category includes overall individual and/or department performance that is directly relevant to the NEOs position and the performance of the business unit under their purview and generally relates to non-revenue producing items, other than with respect to Ms. Schlesinger and Mr. Lewis.

For purposes of determining the level of achievement for each of the performance measures under the 2021 PAIP, the Compensation Committee reviewed the applicable financial metrics, as derived from our 2021 financial results, and the individual and department metrics. For the 2021 performance year, the Compensation Committee certified achievement of the pre-established performance measures for the CEO and each of the other NEOs as reflected in the table above.

After review and discussion, the successful execution of individual and departmental strategic objectives in 2021 coupled with the Company’s financial performance resulted in payouts generally ranging between 113.0% and 134.89% of each NEO’s target 2021 PAIP opportunity, as is set forth below.

NEO	Target Opportunity ($)	Payout as a Percent of Target Opportunity (%)
Thomas J. Kemly	612,128	125
Dennis Gibney	284,280	117.5
E. Thomas Allen	352,820	125
John Klimowich	212,750	113
Allyson Schlesinger	218,500	134.9
Oliver E. Lewis, Jr.	201,250	130.5

The actual dollar amounts earned by our NEOs in fiscal year 2021, pursuant to the 2021 PAIP, are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table below. Discretionary Bonus Payments. We limit the use of discretionary bonus payment to extraordinary circumstances to rectify inequities or recognize outstanding performance. In 2021, the Company made no discretionary bonus payments to the NEOs.

Long-Term Equity Incentives

2019 Equity Incentive Plan. On June 6, 2019, shareholders of the Company approved the 2019 Equity Incentive Plan, which provided for the grant of stock-based awards to officers, employees and non-employee directors of the Company and its subsidiaries. The Company may grant options, stock appreciations rights, restricted stock, restricted units, unrestricted stock awards, cash-based awards, performance awards, and dividend equivalent rights. The total number of shares of the Company’s common stock reserved for issuance under the plan are 7,949,996.

Both incentive stock options and non-qualified stock options may be granted under the Equity Incentive Plan, with total shares reserved for options equaling 5,678,569 with 2,012,505 shares remaining available for grant as options as of December 31, 2021. The total number of shares reserved for restricted stock or restricted units is 2,271,427, with 850,808 shares remaining available for grant as restricted stock or restricted units as of December 31, 2021.

The following table sets forth the annual equity awards that were granted in 2021 to our NEOs. The stock awards and options granted in 2021 vest over a three-year period at a rate of 33 1/3% per year.

	Stock Awards (Number of Shares)	Grant Date Fair Value of Stock Awards ($)(1)	Option Awards (Number of Options)	Grant Date Fair Value of Option Awards ($)(1)
Oliver E. Lewis, Jr.(2)	23,516	$419,996	57,026	279,998

(1)	Reflects the aggregate grant date fair value of restricted stock awards granted in 2021 under the 2019 Equity Incentive Plan, calculated in accordance with FASB ASC Topic 718 for stock-based compensation. The amounts were calculated based on the Company’s stock price on the date of grant, which was March 22, 2021.

(2)	Mr. Lewis became Executive Vice President, Head of Commercial Banking on January 2, 2021.

Results of 2019 - 2021 Performance-based Awards. On July 23, 2019, each of the NEOs were granted shares of performance-vested restricted stock which contained both performance and service conditions over three-year period. The three-year performance period for the 2019 performance shares concluded on December 31, 2021. Payout of the award was based 34% on our three-year cumulative EPS, 33% on ROAA over the three-year performance period and 33% on NPA to Assets relative to an industry peer group.

Payout percentages at various levels of performance for the 2019 performance shares and actual results are illustrated in the table below:

Corporate Goal	Threshold Performance Level (50% of Target Award)	Target Performance Level (100% of Target Award)	Actual Performance		Payment Level
Cumulative Earnings Per Share (“EPS”)	$1.15	$1.43	$2.03	(1)	100%
Average Core Return on Average Assets (“ROAA”)	0.505%	0.632%	0.85	%(2)	100%
Non-Performing Assets as a % of Total Assets(3)	—	0.27%	0.04%		100%

(1)	Cumulative EPS of $2.03 was calculated on a consolidated basis over a three-year period excluding from the weighted average shares outstanding over that period the number of the shares of Company common stock issued to Columbia Bank MHC in connection with the Roselle Bank and Freehold Bank merger transactions. If such shares were not excluded, cumulative EPS over the three-year period based on weighted average shares outstanding was $1.89 per share, which exceeded the target performance level for 100% payout of the award.

(2)	See Annex A – Non-GAAP Financial Measures for reconciliation to net income. To achieve the targets for this performance factor, Average Core ROAA was calculated on a Bank only basis. Those calculations used core net income with the line-item adjustments set forth in Annex A and resulted in Average Core Return on Average Assets on a Bank-only basis of 0.85%.

(3)	To achieve the NPA metric, the Company had to perform better than 50% of its peer group. For the year ended December 31, 2021, the peer group median for NPA/Assets was 0.27%.

The following table lists the number of 2019 performance shares that our NEOs earned at the end of the 2019 – 2021 performance cycle, which shares vest for each NEO effective July 23, 2022 provided the NEO is employed by the Company as of that date.

Name	2019 Performance Shares Earned at 100.00% of Target (1) (#)
Thomas J. Kemly	134,135
Dennis Gibney	49,038
E. Thomas Allen	57,692
John Klimowich	38,462
Allyson Schlesinger	31,731
Oliver E. Lewis, Jr.(2)	—

(1)	As the 2019 performance shares were earned as of December 31, 2021, but will not vest until July 23, 2022, they are reported as unvested restricted stock under “Outstanding Equity Awards at 2021 Fiscal Year End” in the column entitled “Number of Shares of Restricted Stock Not Vested”

(2)	Mr. Lewis was not an NEO in 2019, when the performance awards were granted to the other NEOs.

Retirement Benefits and Deferred Compensation

We maintain broad-based tax-qualified pension, tax-qualified employee stock ownership, and tax-qualified 401(k) plans. Generally, all employees of the Company are eligible to participate in these plans, including the NEOs. However, the pension plan was closed to new participants effective October 1, 2018.

In addition to the tax-qualified plans described above, we provide our NEOs and other highly compensated employees with benefits under a nonqualified retirement and deferred compensation plans, as described below.

See the narrative accompanying the pension benefit tables and nonqualified deferred compensation tables for details regarding these plans as well as the discussion of such plans below under “Executive Compensation.”

Other Benefits

We provide our NEOs with a set of core benefits that are generally available to our other full-time employees (e.g., coverage for medical, dental, vision care, prescription drugs, and basic life insurance and long-term disability coverage), plus voluntary benefits that a NEO may select (e.g., supplemental life insurance).

Employment Agreements with Named Executive Officers

We have entered into employment agreements with each of our NEOs. For a detailed description of our employment agreements with our NEOs, please see the section entitled “Summary of Executive Agreements and Potential Payments upon Termination or Change in Control” beginning on page 32.

Additional Compensation Practices and Policies

Clawback Policy

The Company has a policy for the recoupment of incentive compensation (the “Clawback Policy”). Under the Clawback Policy, if we restate our financial statements, or a financial statement or the calculation of a performance goal or metric is materially inaccurate, the Compensation Committee, in its sole discretion, may require recoupment from our executive officers, including our NEOs, of the portion of any annual or long-term cash or equity-based incentive or bonus compensation paid, provided, or awarded to any executive officer that represents the excess over what would have been paid if such event had not occurred.

Stock Ownership Guidelines

The Company’s Share Ownership and Retention Policy that sets forth stock ownership guidelines that are robust and reflect current corporate governance trends. We require our executive officers and non-employee directors to own or acquire shares of Company stock having a fair market value equal to the following amounts:

Title	Amount
President and Chief Executive Officer	5x base salary
Senior Executive Vice Presidents	3x base salary
Executive Vice Presidents	3x base salary
Non-Employee Directors	3x annual fees and retainers for service on the Board

Each of these individuals must fulfill their ownership requirement within five years of becoming subject to the Share Ownership and Retention Policy, and individuals are further required to fulfill 25% and 50% of their ownership requirement within two and three years, respectively, of becoming subject to the Share Ownership and Retention Policy. In the event of a participant receiving a raise in his or her base salary or annual retainer, leading to an increase in the ownership requirement, the participant will be provided additional one year from the time of the increase to achieve the required incremental increase in his or her ownership of shares. For purposes of determining ownership, the following shall be taken into account: (i) shares owned directly by the individual or his or her immediate family members residing in the same household, or shares held through a trust for the benefit of the individual or the individual’s dependent family members residing in the same household; (ii) shares owned through a qualified employee benefit plan, including the 401(k) Plan, or through the ESOP; (iii) share equivalents held in a non-qualified, deferred compensation arrangements; and (iv) 100% of restricted stock, or restricted stock units, the vesting of which is contingent on time or performance.

Each NEO’s and non-employee director’s stock ownership level is reviewed annually by the Company and the Nominating and Governance Committee. As of December 31, 2021, all current NEOs were in compliance with their respective stock ownership levels.

Anti-Hedging and Pledging Policies

The Company has a written policy that prohibits our directors and officers from hedging the value of our stock by the purchase and sale of puts, calls, options, or other derivative securities based on Company stock, or other transactions related to the monetization of the value of our stock. In addition, our officers, directors and employees are not allowed to pledge Company stock as collateral or acquire Company stock on margin.

No Tax Gross Ups

Our employment agreements with our NEOs do not provide for tax “gross ups” and instead provide for a “best net benefits” approach if severance benefits under the agreements or otherwise result in “excess parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended. The best net benefits approach reduces an executive’s payments and benefits to avoid triggering the excise tax if the reduction would result in a greater after-tax amount to the executive officer compared to the amount the executive officer would receive net of the excise tax if no reduction were made.

Perquisites

We annually review the perquisites that we make available to our named executive officers. The primary perquisites for these individuals include automobile allowances and certain club dues. See “Executive Compensation — Summary Compensation Table” for detailed information on the perquisites provided to our NEOs.

Tax and Accounting Considerations

To the greatest extent possible, we structure our compensation programs in a tax-efficient manner. Section 162(m) of the Internal Revenue Code generally does not allow a tax deduction to public companies for compensation in excess of $1 million paid to the CEO or other NEOs and certain former NEOs. Prior to 2018, compensation was specifically exempt from the deduction limit to the extent that it was “performance-based” as previously defined in Section 162(m) of the Internal Revenue Code. For taxable years beginning on and after January 1, 2018, the Tax Cuts and Jobs Act of 2017 generally eliminated the “performance-based” compensation exemption and expanded the $1 million per covered employee annual limitation on tax deductibility to a larger group of named executive officers. In addition, the 2017 tax law also provides that any named executive officer who was a covered employee in taxable years beginning on and after January 1, 2017, will continue to be a covered employee for all subsequent taxable years (even after employment termination). As a result, the Company may not take a tax deduction for any compensation paid to its covered employees in excess of $1 million annually per covered employee with the exception of “performance-based” compensation paid pursuant to a written binding contract that was in effect on November 2, 2017, and that was not modified in any material respect on or after such date.

The Compensation Committee believes that tax deductibility is but one factor to consider in developing an appropriate compensation package for executives. As such, the Compensation Committee reserves and will exercise its discretion in this area to design a compensation program that serves the long-term interests of the Company, but which may not qualify for tax deductibility under Section 162(m) of the Internal Revenue Code.

In addition to Section 162(m) of the Internal Revenue Code, the Compensation Committee considers other tax and accounting provisions in developing the pay programs for the NEOs, including:

•	The annual rules applicable to fair value-based methods of accounting for stock compensation; and

•	The overall income tax rules applicable to various forms of compensation.

While the Compensation Committee generally tries to compensate the NEOs in a manner that produces favorable tax and accounting treatment, the main objective is to develop fair and equitable compensation arrangements that appropriately incentivize, reward, and retain the NEOs and aligns our performance goals with shareholder returns.

Share usage requirements and resulting potential shareholder dilution from equity compensation awards is also considered by the Compensation Committee in determining the size of long-term incentive grants.

Compensation Committee Report

The Compensation Committee has reviewed and discussed this Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included herein.

Submitted by the Compensation Committee:

Noel R. Holland (Chair)

Frank Czerwinski

Elizabeth E. Randall

Lucy Sorrentini

Robert Van Dyk

April 26, 2022

EXECUTIVE COMPENSATION

Summary Compensation Table

Name	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)(7)
Thomas J. Kemly President and Chief Executive Officer	2021 2020 2019	818,900 825,577 775,000	— — —	— — 4,184,996	— — 2,790,002	765,160 890,236 849,735	366,796 1,751,023 2,350,329	181,080 151,035 181,941	2,131,936 3,617,871 11,132,003

Dennis E. Gibney Executive Vice President and Chief Financial Officer	2021 2020 2019	412,000 417,462 392,000	— — 50,000	— — 1,530,001	— — 1,020,000	334,029 367,829 294,386	56,107 170,419 153,627	74,510 56,133 63,976	876,646 1,011,843 3,503,990

E. Thomas Allen, Jr. Senior Executive Vice President and Chief Operating Officer	2021 2020 2019	472,000 477,693 450,000	— — —	— — 1,800,006	— — 1,200,000	441,025 472,714 440,107	175,097 685,719 974,481	98,168 82,868 97,269	1,186,290 1,718,994 4,961,863

John Klimowich Executive Vice President and Chief Risk Officer	2021 2020 2019	370,000 363,462 330,000	— — —	— — 1,999,998	— — 799,999	240,408 272,602 255,760	238,927 757,071 869,887	63,452 47,683 50,500	912,878 1,440,818 3,176,145

Allyson Schlesinger Executive Vice President, Head of Consumer Banking	2021 2020 2019	380,000 379,039 365,000	— — 50,000	— — 990,008	— — 660,000	294,737 256,743 162,100	73,000 107,402 84,048	77,345 57,314 69,884	825,082 800,498 2,381,040

Oliver E. Lewis, Jr. Executive Vice President, Head of Commercial Banking	2021	350,000	—	419,996	279,998	262,719	—	60,851	1,373,564

(1)	Reflects salary amounts that include cash compensation earned by each NEO, including any portion of these amounts contributed to the tax-qualified 401(k) plan or the SIM. Due to the timing of payroll in 2020, amounts reflected in the 2020 row reflect one additional pay period than in typical years.

(2)	The discretionary bonus paid to Mr. Gibney in fiscal year 2019 was in recognition of his outstanding performance with respect to the two mergers that the Company announced in 2019. Ms. Schlesinger was entitled to a sign on bonus of $50,000 in connection with her employment by the Company in 2018, which was paid in fiscal year 2019.

(3)	Reflects the aggregate grant date fair value of restricted stock awards granted in 2019 under the 2019 Equity Incentive Plan, calculated in accordance with FASB ASC Topic 718 for stock-based compensation. The amounts were calculated based on the Company’s stock price on the date of grant, which was July 23, 2019 for all named executive officers other than Mr. Lewis. For the performance-based portion of the 2019 restricted stock awards, the grant date fair value reflects the number of shares that are expected to vest based on the probable outcome of the performance results (i.e., target level of performance). With respect to Mr. Lewis, the amounts were calculated based on the Company’s stock price on the date of grant, which was March 22, 2021. These amounts reflect the total grant date fair value for these restricted stock awards and do not correspond to the actual value that will be recognized as income by each of the NEOs when received.

(4)	Reflects the aggregate grant date fair value of stock options granted in 2019 under the 2019 Equity Incentive Plan, calculated in accordance with FASB ASC Topic 718 for stock-based compensation based upon a fair value of $4.25 for each option using the Black-Scholes option pricing model, other than Mr. Lewis. With respect to Mr. Lewis, a fair value of $4.91 was used for each option using the Black- Scholes option pricing model. The actual value, if any, realized by a named executive officer from any option will depend on the extent to which the market value of the common stock exceeds the exercise price of the option on the date the option is exercised. Accordingly, there is no assurance that the value realized by a named executive officer will be at or near the value estimated above.

(5)	For 2021, represents non-discretionary, performance-based cash payments earned by each named executive officer during each year presented under the PAIP, which is described above under “Short-Term Incentives.” For 2021, specific amounts were as follows:

Columbia Bank Performance Achievement Incentive Plan(a)
Mr. Kemly	$765,160
Mr. Gibney	334,029
Mr. Allen	441,025
Mr. Klimowich	240,408
Ms. Schlesinger	294,737
Mr. Lewis	262,719

(a)	Represents performance-based payments earned under the PAIP, which is previously discussed in more detail under the section entitled “Short-Term Incentives” above.

For 2019 and 2020, in addition to awards made under the PAIP for such years, the sum in this column also represents awards made prior to 2019 under the Columbia Bank Long-Term Incentive Plan (“Cash LTIP”), which plan was terminated in 2019. Prior to termination of the Cash LTIP, Cash LTIP awards were granted annually using a three-year performance period. A participant was eligible to earn a target Cash LTIP award for a performance period with the amount of such awards based on a percentage of the participant’s base salary. The participant was eligible to earn a percentage of the target award for a performance period based on achievement of one or more performance measures established by the Compensation Committee of the Board for that performance period with two-thirds of the earned amount paid in cash within two and a half months following completion of the performance period and one-third of the earned amount paid in cash one year later subject to continued employment of the participant during that year. Under the Cash LTIP, awards were granted annually using a three-year performance period, with (i) two-thirds of a participant’s award for each three-year performance period earned at the end of the performance period and (ii) the remaining one-third earned one year later, subject to the participant’s continued employment as of the end of the one-year period following the end of the performance period.

(6)	Reflects the actuarial change in pension value in each individual’s accrued benefit under the defined benefit pension plan (and the supplemental plans) from December 31 of the prior year to December 31 of the reported year. Pension values may fluctuate significantly from year to year depending on a number of factors, including age and the assumptions used to determine the present value of a named executive officer’s accumulated benefit, including interest rates. The change in pension value reflects changes in interest rate assumptions, age, service, and earnings during 2021. See “— Retirement Benefits” footnote 2 to the pension plan table below for more information.

(7)	Details of the amounts disclosed in the “All Other Compensation” column for 2021 are provided in the table below, which reflects the types and dollar amounts of perquisites and other personal benefits provided to the NEOs in 2021. Except as otherwise noted, the actual incremental costs to the Company of providing the perquisites and other personal benefits to the NEOs was used.

	Mr. Kemly	Mr. Gibney	Mr. Allen	Mr. Klimowich	Ms. Schlesinger	Mr. Lewis
Company contribution to ESOP and ESOP SERP(a)	141,817	64,707	78,388	53,320	52,834	37,126
Company matching contributions to 401(k) plan and SIM(b)	8,700	8,700	8,700	8,700	8,700	11,263
Executive term life insurance premiums(c)	3,333	383	1,669	712	—	—
Car allowances(d)	8,441	—	8,691	—	15,091	11,742
Mobile phone allowances(e)	720	720	720	720	720	720
Club dues(f)	18,069	—	—	—	—	—

(a)	Reflects regular ESOP and ESOP SERP allocations for each NEO.

(b)	Reflects the cost of matching contributions under our tax-qualified 401(k) plan and SIM.

(c)	Reflects the amount of imputed income for bank owned life insurance.

(d)	Reflects the car allowance of each NEO who was provided with such allowance during 2021 as part of our car allowance program.

(e)	Reflects the mobile phone allowance of each NEO during 2021 as part of our mobile phone program.

(f)	Reflects the payment of club dues for Mr. Kemly under our club membership policy.

Grants of Plan Based Awards

The following table summarizes grants made in 2021 to Mr. Lewis under the 2019 Equity Incentive Plan. No other NEO received any grants under the 2019 Equity Incentive Plan during 2021. The material terms of the Company’s annual and long-term incentive programs are described in the Compensation Discussion and Analysis on page 11.

		Estimated Future Payments Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Options
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	of Stock (#)(1)(3)	Underlying Options	Awards ($/Sh)	Awards ($)(2)(3)
Oliver E. Lewis, Jr.	3/22/21	—	—	—	—	—	—	23,516	—	—	419,996
	3/22/21	—	—	—	—	—	—	—	57,026	$17.86	279,998

(1)	The information in this column represents time-vested restricted stock awards granted in 2021 under the 2019 Equity Incentive Plan. The stock awards vest in three approximately equal installments commencing on March 22, 2022.

(2)	The information in this column represents time-vested stock option awards granted in 2021 under the 2019 Equity Incentive Plan. The stock options vest in three approximately equal annual installments commencing on March 22, 2022.

(3)	The amounts reported are the aggregate grant date fair value of the awards computed in accordance with the FASB ASC Topic 718 for share-based payments. The grant date fair value of all restricted stock awards is equal to the number of awards multiplied by $17.86, the closing price for the Company’s common stock on the date of grant. The grant date fair value for stock option awards is equal to the number of options multiplied by a fair value of $4.91, which was computed using the Black-Scholes option pricing model.

Outstanding Equity Awards at 2021 Fiscal Year End

The following table shows information regarding all unvested equity awards held by our NEOs on December 31, 2021. With the exception of Mr. Lewis, who became an NEO in January 2021, no equity awards were made to the NEOs in 2021. These awards are subject to forfeiture until vested, and the ultimate value of performance-based awards is unknown. The material terms and conditions of the equity awards reported in this table are described in the “Long-Term Incentives” section of the Compensation Discussion and Analysis beginning on page 11. No equity award granted to a NEO has been transferred to any other person, trust or entity.

	Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Stock Options Exercisable(1)	Number of Underlying Unexercised Options Unexercisable(1)(4)	Option Exercise Price	Option Expiration Date	Number of Shares of Restricted Stock Not Vested(2)(4)	Market Value of Shares or Units of Restricted Stock Not Vested(3)	Number of Unearned Performance Shares	Market Value of Unearned Performance Shares
Thomas J. Kemly	07/23/2019	262,588	393,883	$15.60	07/23/2029	—	$—	—	$—
	07/23/2019	—	—	—	—	214,616	4,476,890	—	—

Dennis E. Gibney	07/23/2019	96,000	144,000	$15.60	07/23/2029	—	—	—	—
	07/23/2019	—	—	—	—	78,462	1,636,718	—	—

E. Thomas Allen, Jr.	07/23/2019	112,941	169,412	$15.60	07/23/2029	—	—	—	—
	07/23/2019	—	—	—	—	92,308	1,925,545	—	—

John Klimowich	07/23/2019	75,294	112,941	$15.60	07/23/2029	—	—	—	—
	07/23/2019	—	—	—	—	61,539	1,283,703	—	—

Allyson Schlesinger	07/23/2019	62,117	93,177	$15.60	07/23/2029	—	—	—	—
	07/23/2019	—	—	—	—	50,770	1,059,063	—	—

Oliver E. Lewis, Jr.	12/16/2019	7,058	10,589	$17.00	07/23/2029	—	—	—	—
	12/16/2019	—	—	—	—	5,718	119,278	—	—
	03/22/2021	—	57,026	$17.86	03/22/2031	—	—	—	—
	03/22/2021	—	—	—	—	23,516	490,544	—	—

(1)	Represents stock options granted pursuant to the 2019 Equity Incentive Plan that vest in five approximately equal annual installments commencing on July 23, 2020.

(2)	Represents stock awards granted pursuant to the 2019 Equity Incentive Plan that vest 20% per year based on continued employment through the fifth anniversary of the grant date (subject to certain exceptions) and performance-based stock awards granted in 2019 for which the performance metrics have been met at target as of December 31, 2021 but such shares remain subject to continued employment through July 23, 2022, the third anniversary of the grant date (subject to certain exceptions).

(3)	Based on the Company’s closing stock price of $20.86 on December 31, 2021.

(4)	Represents stock options and restricted stock awards granted to Mr. Lewis in 2021 pursuant to the 2019 Equity Incentive Plan that vest in three approximately equal annual installments commencing on March 22, 2022.

Option Exercises and Stock Vested

The following table shows the value realized upon the vesting of restricted stock awards in 2021.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Thomas J. Kemly	—	—	26,827	$471,350
Dennis E. Gibney	—	—	9,808	172,327
E. Thomas Allen	—	—	11,539	202,740
John Klimowich	—	—	7,692	135,148
Allyson Schlesinger	—	—	6,346	111,499
Oliver E. Lewis, Jr.	—	—	715	12,563

(1)	The amounts reported in this column are determined by multiplying the number of shares that vested by the per share closing price of Company common stock on the vesting date.

Pension Benefits

Tax-Qualified Pension Plan. The Columbia Bank Retirement Plan (“Pension Plan”) is a tax-qualified defined benefit pension plan that covers approximately 930 eligible current employees, former employees and retirees of the Company. All of the NEOs participate in the Pension Plan. If a participant elects to retire upon the attainment of age 65, and the participant was hired prior to July 1, 2005, the plan provides that the participant’s normal retirement benefit will equal 2% of his or her average annual compensation for each plan year and month of service, up to a maximum of 45 years. If a participant elects to retire upon attainment of age 65, and the participant was hired on or after July 1, 2005, the plan provides that the participant’s normal retirement benefit will equal 1.8% of his or her average annual highest compensation over five consecutive years for each plan year and month of service, up to a maximum of 45 years. Participants who have attained age 55 and have completed 10 years of service may retire early. If the participant was hired prior to July 1, 2005, his or her benefit will be reduced by 0.25% for each year of early commencement between age 55 and 65; if the participant was hired on or after July 1, 2005, his or her benefit will be reduced by 1/15th for each year of early commencement between age 60 and 65 and an additional 1/30th for each year of early commencement between age 55 and 60. Participants become fully vested in their accrued plan benefit after five years of service. Under the plan, “average annual compensation” is defined as the average of a participant’s compensation for the period of five consecutive years during which his or her compensation was the highest. The Pension Plan was closed to new participants effective October 1, 2018. The Pension Plan was overfunded at December 31, 2021, with assets representing 158.5% of our benefit obligation at that date.

Retirement Income Maintenance Plan. The Columbia Bank Retirement Income Maintenance Plan (“RIM”) is a nonqualified and unfunded defined benefit retirement plan that provides supplemental retirement benefits to certain highly compensated employees of the Company and its subsidiaries whose benefits under the Pension Plan are limited due to the restrictions of Section 415 and/or Section 401(a)(17) of the Internal Revenue Code. All of the NEOs who participate in the Pension Plan also participate in the RIM. A participant’s benefit under the RIM is equal to the excess of (i) the benefit that would be payable to the participant in accordance with the terms of the tax-qualified pension plan disregarding the limitations imposed by Section 415 and Section 401(a)(17) of the Internal Revenue Code, less (ii) the benefit actually payable to the participant under the Pension Plan after taking such limitations into account. A participant becomes vested in his or her RIM benefits upon satisfying the requirements for early retirement (attaining age 55 while employed and completing 10 years of service) or normal retirement (attaining age 65 while employed and completing 5 years of service). A participant’s vested RIM benefit will be paid at the time and in the form elected by the participant; the default time and form of payment is a life annuity with a minimum of 120 monthly payments commencing on the first day of the month following the month in which the participant separates from service, provided that if the participant is a “specified employee” for purposes of Section 409A of the Internal Revenue Code on the date of the participant’s separation from service, payment will be delayed for six months following the participant’s separation from service.

Pension Benefits Table. The following table shows the actuarial present value of the accumulated benefit under our tax-qualified pension plan and the RIM, along with the number of years of credited service under the respective plans, for each of our named executive officers.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit(1)
Thomas J. Kemly	Columbia Bank Retirement Plan	40.67	4,327,332
	Columbia Bank Retirement Income Maintenance Plan	40.67	7,725,765
Dennis E. Gibney	Columbia Bank Retirement Plan	7.50	406,744
	Columbia Bank Retirement Income Maintenance Plan	7.50	168,932
E. Thomas Allen, Jr.	Columbia Bank Retirement Plan	27.25	2,971,349
	Columbia Bank Retirement Income Maintenance Plan	27.25	1,877,664
John Klimowich	Columbia Bank Retirement Plan	36.17	3,280,266
	Columbia Bank Retirement Income Maintenance Plan	36.17	511,867
Allyson Schlesinger	Columbia Bank Retirement Plan	3.25	212,059
	Columbia Bank Retirement Income Maintenance Plan	3.25	56,721
Oliver E. Lewis, Jr.	Columbia Bank Retirement Plan	—	—
	Columbia Bank Retirement Income Maintenance Plan	—	—

(1)	The Company provides its actuaries with certain rate assumptions used in measuring its benefit obligations under the Pension Plan. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. The discount rate assumption for 2021 was determined based on a cash flow-yield curve model specific to the Company’s Pension Plan. The Pension Plan was overfunded at December 31, 2021, with assets representing 158.5% of our benefit obligation at that date.

Pay Ratio

The Company is required by SEC rules to disclose the median of the annual total compensation of all employees of the Company (excluding the Chief Executive Officer), the annual total compensation of the Chief Executive Officer, and the ratio of these two amounts (the “pay ratio”). The pay ratio below is a reasonable estimate based on the Company’s payroll records and the methodology described below and was calculated in a manner consistent with SEC rules. Because SEC rules for identifying the median employee and calculating the pay ratio allow companies to use variety of methodologies, the pay ratio reported by other companies may not be comparable to the pay ratio reported below, as other companies may have different employment and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

For purposes of calculating the 2021 pay ratio, the Company selected December 31, 2021 as the determination date for identifying the median employee. Year-to-date taxable wages paid from January 1, 2021 to December 31, 2021 for all employees as of the determination date, with the exception of Mr. Kemly, were arrayed from lowest to highest. Wages of newly hired permanent employees were adjusted to represent wages for the entire measurement period. This period captured all incentive payments for the tax year as well as the vesting of equity awards, as applicable. The median employee was identified, and total compensation for the median employee was calculated in the manner required for the Summary Compensation Table. Mr. Kemly’s total compensation for 2021, as disclosed in the Summary Compensation Table, was $2,131,936 and the median employee’s total compensation was $121,439 producing a ratio of 18 to 1.

Nonqualified Deferred Compensation

Supplemental Executive Retirement Plan. The Columbia Bank ESOP Supplemental Executive Retirement Plan (“ESOP SERP”) is a nonqualified and unfunded defined contribution retirement plan that provides supplemental retirement benefits related to its tax-qualified employee stock ownership plan. The ESOP SERP provides benefits to eligible officers of the Company and its subsidiaries designated by the Board that cannot be provided under the tax-qualified employee stock ownership plan but for the eligibility requirements of the plans or limitations imposed by the Internal Revenue Code. All NEOs are eligible to participate in the ESOP SERP. A NEO becomes vested in these benefits in 25% increments after completing two, three, four and five years of service with the Company. In addition to providing benefits that would otherwise be lost as a result of eligibility requirements or the Internal Revenue Code limitations on tax-qualified plans, the ESOP SERP also provides a supplemental benefit upon a change of control prior to the scheduled repayment of the tax-qualified employee stock ownership plan loan. Under the terms of the ESOP SERP, each NEO is eligible to receive a cash payment in the event of a change in control equal to the dollar value of the stock benefit the NEO would have received under the tax-qualified employee stock ownership plan and ESOP SERP had the executives remained employed throughout the term of the loan, less the shares of common stock allocated under the tax-qualified employee stock ownership plan and ESOP SERP on the NEO’s behalf. The supplemental change in control benefits under the ESOP SERP are nonforfeitable and distributable upon termination of employment for any reason.

Non-Qualified Savings Income Maintenance Plan. The Columbia Bank Savings Income Maintenance Plan (the “SIM”) is a non-qualified and unfunded defined contribution retirement plan for the benefit of certain highly compensated employees of the Company and its subsidiaries. All NEOs are eligible to participate in the SIM. Under the SIM, a participant may defer between 3% and 13% of the participant’s compensation above the salary limit imposed by Section 401(a)(17), reduced by the amount of Federal Insurance Contribution Act taxes that the participant must pay in a plan year with respect to such compensation. In addition, the Company may make matching contributions equal to a portion of a participant’s compensation deferred under the SIM. For 2021, Columbia Bank made matching contributions in an amount equal to 100% of up to the first 3% of a participant’s compensation in excess of $295,000 that the participant deferred under the SIM including all of the NEOs other than Mr. Lewis, whose match was based on 4.5% of his compensation. Participants earn a return on their notional account balances based on investment in phantom investment funds (similar to those available under the 401(k) Plan) selected by participants. The SIM does not guarantee a rate of return and none of the investment funds provide above market earnings. Participants are immediately 100% vested in their account balances attributable to compensation deferral contributions. Participants generally become vested in their account balances attributable to matching contributions in installments – 25% after two years of service, 50% after three years of service, 75% after four years of service and 100% after five years of service – and become 100% vested upon death. A participant’s vested account balance will be distributed to the participant in a single lump sum upon the earlier of the participant’s separation from service or a change in control of Columbia Bank. If distribution is triggered by separation from service, it will be made on the first day of the month next following the two-month anniversary of the participant’s separation from service, provided that if the participant is a “specified employee” for purposes of Section 409A of the Internal Revenue Code on the date of the participant’s separation from service, payment will be delayed for six months following the participant’s separation from service. If distribution is triggered by a change in control, it will be made on the first day of the month next following the change in control.

Stock-Based Deferral Plan. In connection with the public offering of Columbia Financial common stock in 2018, participants in the SIM and the Columbia Bank Director Deferred Compensation Plan were provided with the opportunity to direct the investment of portions of their account balances under those plans into phantom shares of Columbia Financial common stock by way of a transfer of these amounts to the new Columbia Bank Stock-Based Deferral Plan. The Plan Administrator may, in its discretion, specify an annual window period during which participants may direct the investment of portions of their SIM and the Columbia Bank Director Deferred Compensation Plan account balances into phantom shares of Columbia Financial common stock by way of a transfer of these amounts to the Columbia Bank Stock-Based Deferral Plan. This plan in effect is an additional phantom investment alternative available with respect to the SIM and the Columbia Bank Director Deferred Compensation Plan. As a result, data for this plan is not included in the table below.

Nonqualified Deferred Compensation Table. The following table discloses contributions made under the SIM and the ESOP SERP for each named executive officer in 2021, along with the earnings and balances on each executive’s account as of December 31, 2021.

Name	Plan	Executive Contributions in Last Fiscal Year	Company Contributions in Last Fiscal Year(2)	Aggregate Earnings in Last Fiscal Year(3)	Aggregate Balance at Last Fiscal Year End(4)
Thomas J. Kemly	Columbia Bank Savings Income Maintenance Plan	95,099	2,086	—	1,436,130
	ESOP Supplemental Executive Retirement Plan(1)	—	117,754	—	463,962
Dennis E. Gibney	Columbia Bank Savings Income Maintenance Plan	26,969	—	—	242,787
	ESOP Supplemental Executive Retirement Plan	—	40,644	—	152,869
E. Thomas Allen, Jr.	Columbia Bank Savings Income Maintenance Plan	56,473	—	—	154,653
	ESOP Supplemental Executive Retirement Plan	—	54,325	—	206,732
John Klimowich	Columbia Bank Savings Income Maintenance Plan	14,104	—	—	68,676
	ESOP Supplemental Executive Retirement Plan	—	29,257	—	98,940
Allyson Schlesinger	Columbia Bank Savings Income Maintenance Plan	22,913	—	—	35,818
	ESOP Supplemental Executive Retirement Plan	—	28,771	—	76,389
Oliver E. Lewis, Jr.	Columbia Bank Savings Income Maintenance Plan	—	—	—	15,997
	ESOP Supplemental Executive Retirement Plan	—	13,063	—	13,063

(1)	Executive contributions are not permitted under the ESOP SERP.

(2)	Represents amounts earned in 2021 and credited to the NEO’s account in 2022. These amounts are disclosed in the Summary Compensation Table under “All Other Compensation” for each NEO.

(3)	The Company does not provide above-market or preferential rates and, as a result, the notional earnings are not included in the 2021 Summary Compensation Table.

(4)	Includes amounts earned in 2021 and credited to the accounts of the NEOs in 2022. None of the amounts reported in this column are reflected in the 2021 Summary Compensation Table. Deferral balances of the NEOs under the SIM were notionally invested among a variety of mutual fund alternatives and our common stock, and deferral balances under the ESOP SERP were notionally invested in shares of our common stock.

Summary of Executive Employment Agreements and Potential Payments Upon Termination or Change in Control

We have entered into two-year employment agreements with Messrs. Kemly, Gibney, Allen, Klimowich, Lewis and Ms. Schlesinger. Each employment agreement provides for a two-year term. The Board may extend the terms of the employment agreements with the NEOs annually for another twelve-month period, unless the NEO gives notice of non-renewal at least sixty days prior to such extension. The Compensation Committee annually reviews the NEO’s base salaries. In addition to base salary, the agreements provide that the NEOs shall be eligible to participate in the short-term and long-term incentive compensation plans of Columbia Bank. Each NEO shall also be entitled to continue participation in any fringe benefit arrangements in which he or she was participating on the effective date of the employment agreement. In addition, the agreements provide for reimbursement of reasonable travel and other business expenses incurred in connection with the performance of the NEO’s duties.

If a NEO’s employment is terminated by Columbia Financial or Columbia Bank during the term of the agreement, without cause, including a resignation for good reason (as defined in the agreement), but excluding termination for cause or due to death, disability, retirement, the executive would be entitled to a payment equal to a multiple (three times for Mr. Kemly and two times for Messrs. Gibney, Allen, and Klimowich and one times for Ms. Schlesinger and Mr. Lewis) of the sum of: (i) his or her annual base salary plus (ii) his or her target annual bonus in effect on the termination date. The severance payment shall be paid to the NEO as salary continuation in substantially equal installments over the thirty-six, twenty-four or twelve-month period, respectively, in accordance with Columbia Bank’s customary payroll practices, subject to the receipt of a signed release of claims from the NEO within the time frame set forth in the agreement. Assuming the NEO elects continued medical, vision and dental coverage under COBRA, Columbia Bank will reimburse the executive the amount equal to the monthly COBRA premium paid by the NEO for such coverage less the active employee premium for such coverage for a period of 36 months, in the case of Mr.  Kemly, and 24 months, in the case of Messrs. Gibney, Allen, and Klimowich and 12 months in the case of Ms. Schlesinger and Mr. Lewis or such lesser period as may be required under COBRA.

If executive NEO’s employment is terminated during the term of the agreement by Columbia Financial or Columbia Bank without cause, including a resignation for good reason (as defined in the agreements), within 24 months after a change in control (as also defined in the agreements), the NEO would be entitled to a payment equal to a multiple of three times (two times in the case of Ms. Schlesinger and Mr. Lewis) of the sum of: (i) his or her annual base salary (or his base salary in effect immediately before the change in control, if higher) plus (ii) his or her annual target bonus (or his target bonus in effect immediately before the change in control, if higher). The severance payment shall be paid to the NEO within sixty days of the termination date in a single lump sum payment. The payment shall also include a sum equal to his or her prior year bonus in a lump sum on the date on which the annual bonus would have been paid to NEO but for NEO’s termination of employment. In addition, each NEO shall receive a lump sum payment equal to the cost of providing continued life, medical, vision and dental coverage for 36 months following termination less the active employee charge for such coverage in effect on the termination date.

For purposes of the NEO’s ability to resign and receive a payment under the agreement, “good reason” would include the occurrence of any of the following events: (i) a material reduction in the NEO’s base salary or target bonus under the cash incentive plans, if applicable, except for reductions proportionate with similar reductions to all other members of the executive leadership team; (ii) a material adverse change in NEO’s position that results in a demotion in the NEO’s status within Columbia Financial or Columbia Bank; (iii) a change in the primary location at which the NEO is required to perform the duties of his employment with Columbia Financial and Columbia Bank to a location that is more than thirty (30) miles from the location of the Bank’s headquarters as of the date of the agreement; or (iv) a material breach by Columbia Financial or Columbia Bank of any written agreement between the NEO, on the one hand, and any of Columbia Financial and Columbia Bank or any other affiliate of Columbia Financial, on the other hand, unless arising from the NEO’s inability to materially perform his or her duties under the agreement.

Section 280G of the Internal Revenue Code provides that severance payments that equal or exceed three times an individual’s base amount are deemed to be “excess parachute payments” if they are contingent upon a change in control. An individual’s base amount is generally equal to an average of the individual’s taxable compensation for the five taxable years preceding the year a change in control occurs. The employment agreements with our NEOs provide for a “best net benefits” approach in the event that severance benefits under the agreements or otherwise result in “excess parachute payments” under Section 280G. The best net benefits approach reduces a NEO’s payments and benefits to avoid triggering the excise tax if the reduction would result in a greater after-tax amount to the NEO compared to the amount the NEO would receive net of the excise tax if no reduction were made.

Under the employment agreements, if executive NEO’s employment terminates as a result of disability, the employment agreement will terminate and the NEO will receive an amount equal to one time the sum of his or her base salary and target bonus in effect on the termination date less the amount expected to be paid to the NEO under the Columbia Bank long term disability plan, payable as salary continuation in substantially equal installments over a twelve-month period. For these purposes, disability will occur on the date on which the insurer or administrator of the Bank’s long-term disability insurance determines that the NEO is eligible to commence benefits under such insurance. If the NEO dies while employed, (i) the NEO will remain entitled to life insurance benefits pursuant to Columbia Bank’s plans, programs, arrangements, and practices in this regard and (ii) Columbia Bank will pay to his or her designated beneficiary an amount equal to one time the sum of the NEO’s base salary and target bonus in effect on the termination date.

Under the 2019 Equity Incentive Plan and the award agreements for the equity awards made to the NEOs, in the event of a change in control (as defined in the plan) and the involuntary separation of the NEO from service with the Company and its affiliates without cause within 12 months of the change in control and prior to the last vesting date for such awards, if such awards are not assumed by the surviving entity in the change in control, all such awards that are unvested at the time of the change in control will become immediately vested upon the effective date of the change in control.

As disclosed under “Nonqualified Deferred Compensation” at page 31 above, under the terms of the ESOP SERP, an NEO will receive an additional cash payment in the event of a change in control equal to the benefit the NEO would have received under the ESOP and the ESOP SERP had the NEO remained employed throughout the term of the ESOP loan, less the benefits actually provided under the ESOP and ESOP SERP on the NEO’s behalf. The supplemental change in control benefits credited to NEO accounts under the ESOP SERP are nonforfeitable and will be distributed upon termination of employment for any reason. Payments under the ESOP SERP are not categorized as parachute payments and, therefore, do not count towards a participating executive’s limitation under Section 280G of the Internal Revenue Code.

Each NEO’s account balance under the SIM will become fully vested upon the NEO’s death. RIM benefits are described in more detail under “Nonqualified Deferred Compensation” at page 31 above.

Messrs. Kemly, Allen and Klimowich are vested in their RIM benefits and they have each elected to receive payment of their accrued benefits under the RIM upon a change in control (as defined in the RIM). RIM benefits are described in more detail under “Pension Benefits” at page 29 above.

Tabular Information Regarding Potential Payments to Executives Upon Termination or a Change in Control

The following table summarizes the estimated payments to which the named executive officers were entitled upon termination as of December 31, 2021. Benefits payable under the Retirement Plan, the RIM, the 401(k) Plan and vested balances under non-qualified, deferred compensation plans are not included. For additional information on the benefits payable to our named executive officers upon termination or a change in control, see “— Employment Agreements with Named Executive Officers.”

	Thomas J. Kemly	Dennis E. Gibney	E. Thomas Allen, Jr.	John Klimowich	Allyson Schlesinger	Oliver E. Lewis, Jr.
Death:
Employment Agreements(1)	$1,431,028	$696,280	$824,820	$582,750	$598,500	$551,250
Executive Life Insurance	1,228,500	618,000	708,500	555,500	—	—
Performance Achievement Incentive Plan(2)	765,160	334,029	441,025	240,408	294,737	262,719
Equity Awards(3)	2,024,163	740,025	870,611	580,421	478,862	382,372
Total	$5,448,851	$2,388,334	$2,844,956	$1,959,079	$1,372,099	$1,196,341
Disability:
Employment Agreements(4)	$1,431,028	$696,280	$441,025	$240,408	$294,737	$262,719
Performance Achievement Incentive Plan(2)	765,160	334,029	441,025	240,408	294,737	262,719
Equity Awards(3)	2,024,163	740,025	870,611	580,421	478,862	382,372
Total	$4,220,351	$1,770,334	$2,136,456	$1,403,579	$1,372,099	$1,196,341
Retirement:
Employment Agreements	$—	$—	$—	$—	$—	$—
Performance Achievement Incentive Plan(2)	765,160	334,029	441,025	240,408	294,737	262,719
Equity Awards	$—	$—	$—	$—	$—	$—
Total	$765,160	$334,029	$441,025	$240,408	$294,737	$262,719
Involuntary Termination by Company without Cause or Resignation by Executive Officer for Good Reason Prior to Change in Control:
Employment Agreements(5)	$5,136,589	$1,803,764	$2,145,425	$1,483,084	$893,237	$862,694
Equity Awards	—	—	—	—	—	—
Total	$5,136,589	$1,803,764	$2,145,425	$1,483,084	$893,237	$862,694
Involuntary Termination by Company without Cause or Resignation by Executive Officer for Good Reason Upon or After Change in Control:
Employment Agreements(6)	$5,214,934	$2,577,220	$3,025,005	$2,143,009	$1,491,737	$1,462,668
Equity Awards(7)(10)	6,548,714	2,394,157	2,816,652	1,877,773	1,549,173	821,773
ESOP SERP(8)	2,180,399	879,069	1,110,921	666,353	635,758	288,273
Potential Forfeiture (Best Net After Tax)(9)	—	—	—	—	(369,527)
Total	$13,944,048	$5,850,446	$6,952,579	$4,687,135	$3,307,141	$2,572,714

(1)	Reflects payment under the applicable employment agreement equal to the sum of (1) the executive’s base salary in effect on December 31, 2021 and (2) target annual bonus in effect on December 31, 2021, plus the amount of the executive’s life insurance death benefit.

(2)	In the event of separation from service with the Company due to death, disability, or retirement, an executive would receive a prorated portion of the PAIP award earned for the year in which such separation occurs based on the period of active employment during such year. The amounts included in the table reflect 100% of the earned PAIP award given for 2021 given the assumption that separation occurs on the last day of the year.

(3)	In the event of separation from service with the Company due to death or disability, an executive would vest in 50% of his or her net outstanding 2021 stock options and time-vested restricted stock, unless the executive is already vested in at least 50% of such awards in which case there is no accelerated vesting, and in 50% of his or her outstanding 2021 performance-based restricted stock (at target). The amount included in the table for the time-based and performance-based restricted stock awards reflects 50% of the total number of outstanding shares multiplied by the closing market price of our common stock on December 31, 2021 of $20.86. The amount included in the table for stock options reflects the difference between the aggregate market value of 50% of the underlying shares as of December 31, 2021, calculated based on the closing market price of our common stock on that day of $20.86 and the aggregate exercise price 50% of all outstanding stock options.

(4)	Reflects payment under the applicable employment agreement equal to the sum of (A) the executive’s base salary in effect on December 31, 2021, and (B) target annual bonus in effect on December 31, 2021. This payment will be reduced by the amount expected to be paid to the executive under the Company’s program of long-term disability insurance over the 12-month period following the executive’s termination.

(5)	Reflects payment under the applicable employment agreement equal to the sum of (1) two times (three times for Mr. Kemly and one times for Ms. Schlesinger and Mr. Lewis) the sum of the executive’s (A) base salary in effect on December 31, 2021, and (B) target annual bonus in effect on December 31, 2021, (2) 18 times (12 times for Ms. Schlesinger and Mr. Lewis) an amount which after taxes (determined using an assumed aggregate 40% tax rate) equals the difference between (A) the Company’s monthly COBRA premium for the type of Company-provided group health plan coverage in effect on December 31, 2021, for the executive, and (B) the active employee charge for such coverage, (3) the unpaid bonus due to the executive for the 2021 fiscal year of the Company.

(6)	Reflects payment under the applicable employment agreement equal to the sum of (1) three times (two times for Ms. Schlesinger and Mr. Lewis) the sum of the Executive’s (A) base salary in effect on December 31, 2021, and (B) target annual bonus in effect on December 31, 2021, (2) 36 times an amount which after taxes (determined using an assumed aggregate 40% tax rate) equals the difference between the Company’s monthly COBRA premium for the type of Company-provided group health plan coverage in effect on December 31, 2021, for the executive, and (B) the active employee charge for such coverage, and (3) the unpaid bonus due to the executive for the 2021 fiscal year of the Company.

(7)	In the event of separation from service with the Company without Cause within 12 months after the effective date of a change in control, an executive would become 100% vested in the executive’s 2021 outstanding stock options, time-based restricted stock and performance-based restricted stock. For the performance based restricted stock, the executive would vest at target. The amount included in the table for the time-based and performance-based restricted stock awards reflects the total number of outstanding shares multiplied by the closing market price of our common stock on December 31, 2021 of $20.86. The amount included in the table for stock options reflects the difference between the aggregate market value of 100% of the underlying shares as of December 31, 2021 calculated based on the closing market price of our common stock on that day of $20.86 and the aggregate exercise price of all outstanding stock options.

(8)	Represents additional benefit due in the event of a change in control and full repayment of all outstanding ESOP loans.

(9)	These payments are subject to reduction if the parachute amounts associated with the payments under Section 280G of the Internal Revenue Code equal or exceed three times the executive’s average taxable compensation received from the Company for the five-year period ending December 31, 2021, and if the executive would receive on an after-tax basis by reducing the payments that he or she would receive by getting all the payments and paying the 20% excise tax imposed by Section 4999 of the Internal Revenue Code. The potential reduction could be less or greater depending on the actual circumstances at the time of a real transaction.

(10)	Assumes that the surviving entity in such change in control does not assume or replace the equity awards in connection with the change in control.

DIRECTOR COMPENSATION

Elements of Director Compensation

Director Fees. During 2021, the non-employee directors of Columbia Bank received compensation for service and attendance as follows:

•	The Chairman of the Board of Directors received an annual retainer of $134,500;

•	The Chairman of the Audit Committee received an annual retainer of $7,500;

•	The Chairman of the Nominating and Corporate Governance Committee received an annual retainer of $7,500;

•	Directors (other than the Chairman of the Board) received an annual retainer of $67,800;

•	Members of the Nominating/Corporate Governance Committee received an annual retainer of $5,000;

•	The Chairman of the Board received an additional fee of $1,500 for each Board meeting attended; and

•	Directors (other than the Chairman of the Board) received an additional fee of $1,300 for each Board meeting attended.

Board members do not receive any additional compensation as a result of their service as directors of Columbia Bank MHC and, with exception of special meetings of Columbia Financial only, do not receive any additional compensation as a result of their services as directors of Columbia Financial.

Long-Term Equity Program. The 2019 Equity Incentive Plan was adopted by the Company and approved by our shareholders to enhance the alignment between the financial interests of our employees and non-employee directors and those of our shareholders. No equity awards were made to the Company’s non-employee directors in 2021.

2021 Director Compensation

The following table sets forth the compensation received by individuals who served as our non-employee directors during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Frank Czerwinski	113,000	—	—	—	1,778	114,778
Noel R. Holland	165,735	—	—	24,765	3,830	194,330
James M. Kuiken	105,500	—	—	—	—	105,500
Michael Massood, Jr.	113,000	—	—	—	14,043	127,043
Elizabeth E. Randall	55,250	—	—	55,250	1,243	111,743
Lucy Sorrentini	55,042	—	—	55,042	30,012	140,096
Daria Stacy-Walls Torres(5)	6,950	—	—	42,550	—	49,500
Robert Van Dyk	109,200	—	—	—	—	109,200
Paul Van Ostenbridge	109,200	—	—	—	142	109,342

(1)	As of December 31, 2021, each director other than Ms. Sorrentini, Mr. Kuiken, Ms. Torres and Mr. Van Ostenbridge, held 20,423 shares of unvested restricted stock. As of December 31, 2021, each of Ms. Sorrentini, Mr. Kuiken and Mr. Van Ostenbridge held 2,211 shares of unvested restricted stock and Ms. Torres had no shares of unvested restricted stock.

(2)	As of December 31, 2021, each director other than Ms. Sorrentini, Mr. Kuiken, Ms. Torres and Mr. Van Ostenbridge, held 49,977 shares of unvested stock options. As of December 31, 2021, neither Ms. Sorrentini, Mr. Kuiken, Ms. Torres and Mr. Van Ostenbridge had any options outstanding.

(3)	Represents director fees deferred under the Stock-Based Deferral Plan.

(4)	Includes imputed income for bank owned life insurance for Mr. Czerwinski, Mr. Holland, Mr. Massood, Ms. Randall and Mr. Van Ostenbridge and premiums for health insurance paid by Columbia Bank on behalf of Mr. Massood, Mr. Holland and Ms. Sorrentini.

(5)	Ms. Torres was appointed to the Board of Directors effective July 26, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership Tables

The following table provides information as of the Record Date about the persons and entities known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person or entity may be considered to beneficially own any shares of common stock over which the person or entity has, directly or indirectly, sole or shared voting or investment power.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding(1)
Columbia Bank MHC 19-01 Route 208 North Fair Lawn, New Jersey 07410	69,930,210	65.9%

(1)	Based on 106,191,527 shares of Company common stock outstanding and entitled to vote as of the April 27, 2022.

The following table provides information as of the Record Date about the shares of Columbia Financial common stock that may be considered to be beneficially owned by each director or nominee for director of the Company, by the executive officers of the Company and by all directors and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he or she has directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, none of the shares listed are pledged as security and each of the named individuals has sole voting and sole investment power with respect to the number of shares shown. As of the Record Date, none of our directors or executive officers beneficially owned more than 1% of the Company’s outstanding shares of common stock and the number of shares beneficially owned by all directors and executive officers as a group totaled 2.7% of our outstanding shares.

Name and Address	Number of Shares Owned	Number of Shares That May be Acquired Within 60 Days by Exercising Options(1)
Directors:
Noel R. Holland	92,880	33,317
Frank Czerwinski(2)	89,038	33,317
Thomas J. Kemly(3)	489,730	262,588
James M. Kuiken	4,816	—
Michael Massood, Jr.	87,998	33,317
Elizabeth E. Randall	88,824	33,317
Lucy Sorrentini	7,344	—
Robert Van Dyk(4)	131,038	33,317
Paul Van Ostenbridge	11,491	—
Daria Stacy-Walls Torres	3,440	—
Executive Officers Who Are Not Directors:
E. Thomas Allen, Jr.	189,689	112,941
Dennis E. Gibney(5)	191,865	96,000
W. Justin Jennings	—	—
Geri M. Kelly	132,675	60,235
John Klimowich	114,630	75,294
Mark S. Krukar	117,080	56,470
Oliver E. Lewis, Jr.	32,508	7,058
Brian W. Murphy(6)	70,555	31,058
Allyson Schlesinger	91,436	62,117
All Directors, Director Nominees and Executive Officers as a Group (19 persons)	1,947,037	930,346

(1)	This column includes shares of Company common stock beneficially owned as follows:

	Stock Ownership Plan (ESOP)	Columbia Bank Supplemental Executive Retirement Plan (SERP)	Columbia Bank Savings and Investment Plan (401(k) Plan)	Columbia Bank Savings Income Maintenance Plan	Columbia Bank Stock Based Deferral Plan	Columbia Financial, Inc. 2019 Equity Incentive Plan(1)
Noel R. Holland	—	—	—	—	8,842	20,423
Frank Czerwinski(2)	—	—	—	—	—	20,423
Thomas J. Kemly(3)	4,509	22,239	40,930	41,572	51,023	214,616
James M. Kuiken	—	—	—	—	—	2,211
Michael Massood, Jr.	—	—	—	—	—	20,423
Elizabeth E. Randall	—	—	—	—	3,500	20,423
Lucy Sorrentini	—	—	—	—	3,728	2,211
Daria S. Torres	—	—	—	—	3,440	—
Robert Van Dyk(4)	—	—	—	—	—	20,423
Paul Van Ostenbridge	—	—	—	—	—	2,211
E. Thomas Allen, Jr.	4,509	9,910	31,000	1,352	5,584	92,308
Dennis E. Gibney(5)	4,509	7,326	—	—	1,953	78,462
Geri M. Kelly	4,509	3,743	25,050	1,003	8,853	49,231
John Klimowich	4,509	4,741	17,143	3,462	3,528	61,539
Mark S. Krukar	4,509	4,186	25,529	5,416	9,748	46,154
Oliver E. Lewis, Jr.	3,411	636	—	—	1,035	21,396
Brian W. Murphy(6)	4,509	1,585	30,000	569	2,180	25,385
Allyson Schlesinger	3,573	3,661	—	3,130	7,960	50,770

(1)	Represents shares of unvested restricted stock granted under the Company’s 2019 Equity Incentive Plan.

(2)	Includes 35,000 shares held in a revocable trust.

(3)	Includes 5,933 shares held by Mr. Kemly’s spouse and 7,755 shares held by one of Mr. Kemly’s children.

(4)	Includes 6,000 shares held by Mr. Van Dyk’s spouse and 1,000 shares held in a trust for which Mr. Van Dyk’s spouse serves as trustee.

(5)	Includes 10,000 shares held by Mr. Gibney’s spouse.

(6)	Mr. Murphy will be retiring from the Company in 2022. Includes 100 shares held by Mr. Murphy’s daughter.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Policies and Procedures for Approval of Related Person Transactions

We maintain a Policy and Procedures Governing Related Person Transactions, which is a written policy and set of procedures for the review and approval or ratification of transactions involving related persons. Under the policy, related persons consist of directors, director nominees, executive officers, persons or entities known to us to be the beneficial owner of more than five percent of any outstanding class of the voting securities of the Company, or immediate family members or certain affiliated entities of any of the foregoing persons.

Transactions covered by the policy consist of any financial transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which:

•	the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year;

•	the Company is, will, or may be expected to be a participant; and

•	any related person has or will have a direct or indirect material interest.

This policy excludes:

•	any compensation paid to an executive officer of the Company if the Compensation Committee of the Board approved (or recommended that the Board approve) such compensation;

•	any compensation paid to a director of the Company if the Board or an authorized committee of the Board approved such compensation; and

•	any related person has or will have a direct or indirect material interest. transaction with a related person involving consumer and investor financial products and services provided in the ordinary course of the Company’s business and on substantially the same terms as those prevailing at the time for comparable services provided to unrelated third parties or to the Company’s employees on a broad basis (and, in the case of loans, in compliance with the Sarbanes-Oxley Act of 2002).

Related person transactions will be approved or ratified by the Audit Committee. In determining whether to approve or ratify a related person transaction, the Audit Committee will consider all relevant factors, including:

•	whether the terms of the proposed transaction are at least as favorable to the Company as those that might be achieved with an unaffiliated third party;

•	the size of the transaction and the amount of consideration payable to the related person;

•	the nature of the interest of the related person;

•	whether the transaction may involve a conflict of interest; and

•	whether the transaction involves the provision of goods and services to the Company that are available from unaffiliated third parties.

A member of the Audit Committee who has an interest in the transaction will abstain from voting on approval of the transaction, but may, if so requested by the chair of the Audit Committee, participate in some or all of the discussion.

Transactions with Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Columbia Financial to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Columbia Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Columbia Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit a financial institution to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee. Columbia Bank currently offers such a program to its executive officers and directors.

Pursuant to Columbia Financial’s Audit Committee Charter, the audit committee periodically reviews, no less frequently than quarterly, a summary of Columbia Financial’s transactions with directors and executive officers of Columbia Financial and with firms that employ directors, as well as any other related person transactions, to recommend to the disinterested members of the Board of Directors that the transactions are fair, reasonable and within our policy and should be ratified and approved. Also, in accordance with banking regulations and its policy, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of   $25,000 or 5% of Columbia Financial’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, pursuant to Columbia Financial’s Code of Ethics and Business Conduct, all executive officers and directors of Columbia Financial must disclose any existing or potential conflicts of interest to the President and Chief Executive Officer of Columbia Financial. Such potential conflicts of interest include but are not limited to: (1) Columbia Financial conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest; and (2) the ownership of more than 1% of the outstanding securities or capital value of a business or where such investment represents more than 5% of the total assets of the executive officer or director and/or family members.

The aggregate amount of loans by Columbia Bank to its executive officers and directors and their affiliates was $8.9 million at December 31, 2021. As of that date, these loans were performing according to their original terms.

Item 14.	Principal Accounting Fees and Services

Fees Billed by Independent Registered Public Accounting Firm in 2021 and 2020

The following table sets forth the fees billed to the Company for the years ending December 31, 2021 and December 31, 2020 for services provided by KPMG LLP.

	2021	2020
Audit Fees(1)	$1,040,000	$905,000
Audit-Related Fees	—	107,000
Tax Fees	—	—
All Other Fees	—	—

(1)	Includes fees for performance of the audit and review of consolidated financial statements and fees relating to the review of public filings.

Pre-Approval Policies and Procedures

Our Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval may be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis. During the year ended December 31, 2021, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K, initially filed on March 1, 2022.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

	No.	Description	Location

	3.1	Second Amended and Restated Certificate of Incorporation of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	3.2	Amended Bylaws of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	4.0	Specimen Stock Certificate of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	4.1	Description of Columbia Financial, Inc.’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2019 (File No. 001-38456), filed on March 2, 2020

	10.1	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Thomas J. Kemly+	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.2	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Dennis E. Gibney+	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.3	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Thomas Allen, Jr.+	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.4	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Geri M. Kelly+	Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.5	Employment Agreement between Columbia Financial, Inc., Columbia Bank and John Klimowich+	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.6	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Mark S. Krukar+	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.7	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Brian W. Murphy+	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.8	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Allyson Schlesinger+	Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2018, filed on March 29, 2019

10.9	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Damodaram Bashyam+	Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2019 (File No. 001-38456), filed on March 2, 2020

10.10	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Oliver Lewis+	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2020, filed on March 1, 2021

10.11	Employment Agreement between Columbia Financial, Inc., Columbia Bank and W. Justin Jennings+	Incorporated herein by reference to Exhibit 10.11 to this Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2021, initially filed on March 1, 2022

10.12	Form of Columbia Bank Supplemental Executive Retirement Plan+	Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.13	Columbia Bank Stock-Based Deferral Plan+	Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.14	Columbia Bank Director Deferred Compensation Plan, as amended+	Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.15	Columbia Bank Retirement Income Maintenance Plan+	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.16	Columbia Bank Non-Qualified Savings Income Maintenance Plan, as amended+	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.17	Columbia Financial, Inc. 2019 Equity Incentive Plan	Incorporated by reference to Annex 1 to the Company's Definitive Proxy Materials on Schedule 14A (File No. 001-38456), filed on April 22, 2019

21.0	Subsidiaries	Incorporated herein by reference to Exhibit 21.0 to this Annual Report on Form 10-K (File No. 001-38456), initially filed on March 1, 2022

23.1	Consent of KPMG LLP	Incorporated herein by reference to Exhibit 23.1 to this Annual Report on Form 10-K (File No. 001-38456), initially filed on March 1, 2022

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Incorporated herein by reference to Exhibit 31.1 to this Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2021, initially filed on March 1, 2022

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Incorporated herein by reference to Exhibit 31.2 to this Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2021, initially filed on March 1, 2022

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Incorporated herein by reference to Exhibit 32 to this Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2021, initially filed on March 1, 2022

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.	Previously filed in this Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2021, initially filed on March 1, 2022

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Management contract or compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA FINANCIAL, INC.

Dated:	May 2, 2022	By:	/s/ Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Annex A

NON-GAAP FINANCIAL MEASURES

As discussed in the Compensation Discussion and Analysis included in Part III of this Form 10-K/A, the Compensation Committee uses non-GAAP financial measures to evaluate the company’s performance under the company’s incentive compensation plans. Typically, the Compensation Committee adjusts GAAP net income, or elements of net income, for non-core performance items so that participants are compensated for the company’s core performance and not penalized or rewarded for non-core charges or unusual gains.

Non-GAAP measures used in Part III of this Form 10-K/A consist of the following:

•	Core Net Income. Core income and the related measure of core return on average assets reflect net income at the Bank level less gains on securities transactions and expenses of voluntary early retirement plan plus merger-related expense, loss on extinguishment of debt and expenses of branch closure, and other items, all net of tax.

•	Core Earnings Per Share. Core earnings per share reflect earnings per share at the consolidated Company level after giving effect to gains on securities transactions, voluntary early retirement plan expenses, merger-related expenses, loss on extinguishment of debt, and branch closure expenses, all net of tax.

•	Core Efficiency Ratio. The efficiency ratio is non-interest expense as a percentage of net interest income plus non-interest income. The non-GAAP efficiency ratio adjusts non-interest expense to exclude voluntary early retirement expenses, merger and acquisition expenses, loss on extinguishment of debt and branch closure expenses and adjusts non-interest income to exclude investment securities gains.

These non-GAAP financial measures should not be viewed as a substitute for financial results in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures with similar names that may be presented by other companies. The following tables present reconciliations of these non-GAAP measures to the applicable amounts measured in accordance with GAAP.

A-1

Bank Core ROAA (Dollars in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2020	Year Ended December 31, 2021	3 year Average
Bank Net income	$55,858	$58,027	$92,229
Less/Add: (gain) loss on securities transactions, net of tax	(2,065)	(717)	-
Add: voluntary early retirement plan, net of tax	-	2,276	-
Add: merger-related expenses, net of tax	729	1,948	202
Add: loss on extinguishment of debt, net of tax	-	880	2,074
Add: branch closure expense, net of tax	385	1,206	400
Add: write-down of MSR, net of tax	-	57	-
Add: loss on sale/disposal of assets, net of tax	-	121	10
Core net income	54,907	63,798	94,915

Average Assets	7,093,352	8,761,953	9,094,388

Return on Average Assets	0.79%	0.66%	1.01%	0.82%
Core Return on Average Assets	0.77%	0.73%	1.04%	0.85%
			Target	0.63%

Cumulative Core EPS
				Cumulative
	Year Ended	Year Ended	Year Ended	3 year
	12/31/2019	12/31/2020	12/31/2021	period
Consolidated Net income	$54,717	$57,603	$92,049
Less: gain on securities transactions, net of tax	(2,006)	(279)	(1,481)
Add; voluntary early retirement plan	-	2,255	-
Add: merger-related expenses, net of tax	2,162	1,500	974
Add; loss on extinguishment of debt, net of tax	-	879	2,079
Add: branch closure expense, net of tax	-	1,075	410
Core net income	54,873	63,033	94,031

Weighted average shares -basic	111,101,246	109,755,924	104,156,112
Roselle Entities - April 1, 2020	-	-	(4,759,048)
Freehold Entities- December 1, 2021	-	-	-
Weighted average shares (w/o Roselle & Freehold)	111,101,246	109,755,924	99,397,064

Core EPS (ex- RSI and Freehold shares)	$0.49	$0.57	$0.95	$2.01
			Target	$1.43

A-2

For the Year
Bank Core Efficiency Ratio	Ended
(Dollars in thousands)	December 31, 2021

Net interest income	$222,463
Non-interest income	40,907
Total Income	$263,370

Non-interest expense	$146,909

Efficiency Ratio	55.8%

Non-interest Income	$40,907
Less: Gain on Sale of Securities	(2,081)
Less: Gain on Swaps	(115)
Add: Loss on sale/disposal of assets	(355)
Core Non-interest Income	38,356
Net interest income	222,463
Core Income	$260,819

Non-interest expense	$146,909
Less: Loss on Fair Value of Securities	(1,758)
Less: Merger Expenses	(277)
Less: Loss on Sale of Securities	(439)
Less: Loss on Assets Held for Sale	(175)
Less: Prepayment of Debt	(2,842)
Less: Branch Closing	(548)
Less: Loss on sale/disposal of assets	(194)
Core Non-interest expense	$140,676

Core Efficiency Ratio	53.9%

A-3