Form 10-Q
period 2022-03-31
Columbia Financial, Inc.
filed 2022-05-10
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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
☐ Yes ☒ No

As of May 6, 2022, there were 112,096,649 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets	(Unaudited)

Cash and due from banks	$95,736	$70,702
Short-term investments	261	261
Total cash and cash equivalents	95,997	70,963

Debt securities available for sale, at fair value (allowance for credit losses of $1,144 at March 31, 2022 and none at December 31, 2021)	1,579,497	1,703,847
Debt securities held to maturity, at amortized cost (fair value of $399,024 and $434,789 at March 31, 2022 and December 31, 2021, respectively)	419,033	429,734
Equity securities, at fair value	2,789	2,710
Federal Home Loan Bank stock	25,618	23,141

Loans receivable	6,476,755	6,360,601
Less: allowance for credit losses (1)	47,162	62,689
Loans receivable, net	6,429,593	6,297,912

Accrued interest receivable	27,774	28,300
Office properties and equipment, net	77,776	78,708
Bank-owned life insurance ("BOLI")	248,013	247,474
Goodwill and intangible assets	91,382	91,693
Other assets	239,622	249,615
Total assets	$9,237,094	$9,224,097

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$7,594,988	$7,570,216
Borrowings	432,755	377,309
Advance payments by borrowers for taxes and insurance	37,875	36,471
Accrued expenses and other liabilities	138,989	161,020
Total liabilities	8,204,607	8,145,016

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 124,690,475 shares issued and 106,441,922 shares outstanding at March 31, 2022 and 124,630,738 shares issued and 107,442,453 shares outstanding at December 31, 2021	1,247	1,246
Additional paid-in capital	670,955	667,906
Retained earnings	791,749	765,133
Accumulated other comprehensive loss	(100,355)	(45,919)
Treasury stock, at cost; 18,248,553 shares at March 31, 2022 and 17,188,285 shares at December 31, 2021	(294,121)	(271,647)
Common stock held by the Employee Stock Ownership Plan	(36,461)	(37,026)
Stock held by Rabbi Trust	(2,746)	(2,425)
Deferred compensation obligations	2,219	1,813
Total stockholders' equity	1,032,487	1,079,081
Total liabilities and stockholders' equity	$9,237,094	$9,224,097

See accompanying notes to unaudited consolidated financial statements.

(1) The Company adopted ASU 2016-13 as of January 1, 2022. Prior year periods have not been restated.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Interest income:	(Unaudited)
Loans receivable	$56,957	$58,768
Debt securities available for sale and equity securities	8,888	6,378
Debt securities held to maturity	2,426	1,752
Federal funds and interest earning deposits	17	104
Federal Home Loan Bank stock dividends	447	635
Total interest income	68,735	67,637
Interest expense:
Deposits	4,687	8,875
Borrowings	1,322	2,022
Total interest expense	6,009	10,897

Net interest income	62,726	56,740

Provision for (reversal of) credit losses (1)	1,459	(1,280)

Net interest income after provision for (reversal of) credit losses	61,267	58,020

Non-interest income:
Demand deposit account fees	1,170	838
Bank-owned life insurance	1,729	1,474
Title insurance fees	957	1,620
Loan fees and service charges	640	651
Change in fair value of equity securities	79	(588)
Gain on sale of loans	110	2,150
Other non-interest income	2,356	2,450
Total non-interest income	7,041	8,595

Non-interest expense:
Compensation and employee benefits	25,999	23,393
Occupancy	5,429	5,252
Federal deposit insurance premiums	647	580
Advertising	649	535
Professional fees	1,754	1,790
Data processing and software expenses	3,267	2,771
Merger-related expenses	151	—
Loss on extinguishment of debt	—	742
Other non-interest expense	2,853	2,640
Total non-interest expense	40,749	37,703

Income before income tax expense	27,559	28,912

Income tax expense	7,155	7,867

Net income	$20,404	$21,045

Earnings per share-basic and diluted	$0.20	$0.20
Weighted average shares outstanding-basic	103,148,417	105,977,621
Weighted average shares outstanding-diluted	103,737,252	105,977,621

See accompanying notes to unaudited consolidated financial statements.

(1) The Company adopted ASU 2016-13 as of January 1, 2022. Prior year periods have not been restated.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)

Net income	$20,404	$21,045

Other comprehensive (loss) income, net of tax:
Unrealized (loss) on debt securities available for sale	(57,815)	(17,034)
Accretion of unrealized (loss) gain on debt securities reclassified as held to maturity	(3)	14
	(57,818)	(17,020)

Derivatives, net of tax:
Unrealized gain on swap contracts accounted for as cash flow hedges	3,157	5,683
	3,157	5,683

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(11)	(10)
Reclassification adjustment of actuarial net (loss) included in net income	(244)	(1,089)
Change in funded status of retirement obligations	480	9,554
	225	8,455

Total other comprehensive (loss)	(54,436)	(2,882)

Total comprehensive (loss) income, net of tax	$(34,032)	$18,163

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended March 31, 2022 and 2021
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2020	$1,220	$609,531	$673,084	$(69,625)	$(163,015)	$(39,293)	$(1,875)	$1,260	$1,011,287
Net income	—	—	21,045	—	—	—	—	—	21,045
Other comprehensive (loss)	—	—	—	(2,882)	—	—	—	—	(2,882)
Issuance of common stock to Columbia Bank MHC	—	—	—	—	—	—	—	—	—
Treasury stock allocated to restricted stock award grants (50,203 shares)	—	(733)	—	—	733	—	—	—	—
Stock based compensation	—	2,143	—	—	—	—	—	—	2,143
Purchase of treasury stock (1,998,539 shares)	—	—	—	—	(32,837)	—	—	—	(32,837)
Restricted stock forfeitures (13,846 shares)	—	242	—	—	(242)	—	—	—	—
Employee Stock Ownership Plan shares committed to be released	—	366	—	—	—	559	—	—	925
Funding of deferred compensation obligations	—	—	—	—	—	—	(266)	234	(32)
Balance at March 31, 2021	$1,220	$611,549	$694,129	$(72,507)	$(195,361)	$(38,734)	$(2,141)	$1,494	$999,649

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended March 31, 2022 and 2021
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2021	$1,246	$667,906	$765,133	$(45,919)	$(271,647)	$(37,026)	$(2,425)	$1,813	$1,079,081
Effect of adopting ASU No. 2016-13 ("CECL")	—	—	6,212	—	—	—	—	—	6,212
Balance at January 1, 2022	1,246	667,906	771,345	(45,919)	(271,647)	(37,026)	(2,425)	1,813	1,085,293
Net income	—	—	20,404	—	—	—	—	—	20,404
Other comprehensive (loss)	—	—	—	(54,436)	—	—	—	—	(54,436)
Issuance of common stock allocated to restricted stock award grants (51,746 shares)	1	(1)	—	—	—	—	—	—	—
Stock based compensation	—	1,915	—	—	—	—	—	—	1,915
Purchase of treasury stock (1,060,268 shares)	—	—	—	—	(21,685)	—	—	—	(21,685)
Exercise of stock options (62,859 shares)	—	(182)	—	—	—	—	—	—	(182)
Restricted stock forfeitures (31,570 shares)	—	676	—	—	(676)	—	—	—	—
Repurchase shares for taxes (5,179 shares)	—	—	—	—	(113)	—	—	—	(113)
Employee Stock Ownership Plan shares committed to be released	—	641	—	—	—	565	—	—	1,206
Funding of deferred compensation obligations	—	—	—	—	—	—	(321)	406	85
Balance at March 31, 2022	$1,247	$670,955	$791,749	$(100,355)	$(294,121)	$(36,461)	$(2,746)	$2,219	$1,032,487

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2022	2021
	(In thousands, unaudited)
Cash flows from operating activities:
Net income	$20,404	$21,045
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	1,835	(1,241)
Net amortization of premiums and discounts on securities	635	1,425
Net amortization of mortgage servicing rights	63	60
Amortization of intangible assets	248	262
Depreciation and amortization of office properties and equipment	1,769	1,658
Amortization of operating lease right-of-use assets	942	904
Loss on extinguishment of debt	—	742
Provision for (reversal of) credit losses	1,459	(1,280)
Change in fair value of equity securities	(79)	588
Gain on securitizations	—	(1,715)
Gain on sale of loans	(110)	(435)
Net loss on disposal of office properties and equipment	28	7
Deferred tax expense	951	736
Decrease in accrued interest receivable	526	786
Decrease in other assets	27,676	29,600
(Increase) decrease in accrued expenses and other liabilities	(24,970)	117,631
Income on bank-owned life insurance	(1,729)	(1,474)
Employee stock ownership plan expense	1,206	925
Stock based compensation	1,915	2,143
Increase (decrease) in deferred compensation obligations under Rabbi Trust	85	(32)
Net cash provided by operating activities	32,854	172,335
Cash flows from investing activities:
Proceeds from paydowns/maturities/calls of debt securities available for sale	89,921	94,255
Proceeds from paydowns/maturities/calls of debt securities held to maturity	10,567	14,131
Purchases of debt securities available for sale	(47,397)	(208,575)
Purchases of debt securities held to maturity	—	(142,888)
Proceeds from sales of loans held-for-sale	2,199	15,822
Net increase in loans receivable	(119,631)	(117,233)
Proceeds from bank-owned life insurance death benefits	221	4
Proceeds from redemptions of Federal Home Loan Bank stock	16,667	3,479
Purchases of Federal Home Loan Bank stock	(19,144)	—
Additions to office properties and equipment	(865)	(2,481)
Net cash (used in) investing activities	$(67,462)	$(343,486)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
	2022	2021
	( In thousands, unaudited)

Cash flows from financing activities:
Net increase in deposits	$24,772	$217,706
Payments on long-term borrowings	—	(54,168)
Net increase (decrease) in short-term borrowings	55,446	(23,323)
Increase in advance payments by borrowers for taxes and insurance	1,404	532
Exercise of stock options	(182)	—
Purchase of treasury stock	(21,685)	(32,837)
Repurchase of shares for taxes	(113)	—
Net cash provided by financing activities	$59,642	$107,910

Net increase (decrease) in cash and cash equivalents	$25,034	$(63,241)

Cash and cash equivalents at beginning of year	70,963	422,957
Cash and cash equivalents at end of period	$95,997	$359,716

Cash paid during the period for:
Interest on deposits and borrowings	$5,896	$10,887
Income tax payments, net of (refunds)	$1,849	$(687)

Non-cash investing and financing activities:
Transfer of loans receivable to loans held-for-sale	$2,089	$11,241
Securitization of loans	—	64,027

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.Basis of Financial Statement Presentation

    The accompanying consolidated financial statements include the accounts of Columbia Financial, Inc. ("Columbia Financial"), its wholly-owned subsidiaries, Columbia Bank ("Columbia") and Freehold Bank ("Freehold") and Columbia's wholly-owned subsidiaries, Columbia Investment Services, Inc., 2500 Broadway Corp. 1901 Residential Management Co. LLC, Plaza Financial Services, Inc., First Jersey Title Services, Inc., Real Estate Management Corp. LLC, 1901 Commercial Management Co. LLC, Stewardship Realty LLC, and CSB Realty Corp., and Freehold's wholly-owned inactive subsidiary, Freehold S & L Service Corporation (collectively, the “Company”). In consolidation, all intercompany accounts and transactions are eliminated. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

    The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three month period ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

    These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and the audited consolidated financial statements included therein.

2.    Acquisitions

Freehold Bank

On December 1, 2021, the Company completed its acquisition of Freehold Bancorp, MHC, Freehold Bancorp, Inc. and Freehold Bank (collectively, the "Freehold Entities"). Pursuant to the terms of the Merger Agreement, Freehold Bancorp, MHC merged with and into the MHC, with the MHC as the surviving entity; and Freehold Bancorp, Inc. merged with and into Columbia Financial, with Columbia Financial as the surviving entity. In connection with the merger, Freehold Bank converted to a federal savings bank and will operate as a wholly-owned subsidiary of Columbia Financial for at least two years following the effective time of the merger, or no later than December 31, 2023. Under the terms of the merger agreement, depositors of Freehold Bank became depositors of the Columbia Bank and have the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at Freehold Bank. The Company issued 2,591,007 shares of its common stock to the MHC, representing an amount equal to the fair value of the Freehold Entities as determined by an independent appraiser, at the effective time of the merger.

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the Freehold Entities totaled $7,000 during the three months ended March 31, 2022. There were no related merger expenses associated with the acquisition of the Freehold Entities recorded for the three months ended March 31, 2021.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
2.    Acquisitions (continued)

RSI Bank

On May 1, 2022, the Company completed its acquisition of RSI Bancorp, M.H.C., RSI Bancorp, Inc. and RSI Bank (collectively, the “RSI Entities”). Pursuant to the terms of the merger agreement, RSI Bancorp, M.H.C. merged with and into the MHC, with the MHC as the surviving entity; RSI Bancorp, Inc. merged with and into Columbia Financial, with Columbia Financial as the surviving entity; and RSI Bank merged with and into Columbia Bank, with Columbia Bank as the surviving institution. Under the terms of the merger agreement, depositors of RSI Bank became depositors of Columbia Bank and have the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at RSI Bank. The transaction closed on May 1, 2022, and the Company issued 6,086,314 shares of its common stock to the MHC, representing an amount equal to the fair value of the RSI Entities as determined by an independent appraiser, at the effective time of the merger.

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the RSI acquisition totaled $144,000 during the three months ended March 31, 2022. There were no related merger expenses associated with the acquisition of the RSI Entities recorded for the three months ended March 31, 2021.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands, except per share data)

Net income	$20,404	$21,045
Shares:
Weighted average shares outstanding - basic	103,148,417	105,977,621
Weighted average dilutive shares outstanding	588,835	—
Weighted average shares outstanding - diluted	103,737,252	105,977,621
Earnings per share:
Basic	$0.20	$0.20
Diluted	$0.20	$0.20

    During the three months ended March 31, 2022 and March 31, 2021, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 16,005 and 3,719,688, respectively.

4.    Stock Repurchase Program

On September 10, 2020, the Company announced that its Board of Directors authorized the Company's second stock repurchase program for the purchase of up to 5,000,000 shares, or approximately 4.3%, of the Company's issued and outstanding

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
4.    Stock Repurchase Program (continued)

common stock, commencing on September 15, 2020. On February 5, 2021, the Company completed the repurchases under the second stock repurchase program.

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

During the three months ended March 31, 2022, the Company repurchased 1,023,519 shares at a cost of approximately $21.7 million, or $21.19 per share, under these programs. During the three months ended March 31, 2021, the Company repurchased 1,998,539 shares at a cost of approximately $32.8 million, or $16.43 per share under these programs. Repurchased shares are held as treasury stock and are available for general corporate purposes.

5.    Summary of Significant Accounting Policies

Accounting Pronouncement Adopted in 2022

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL"), further amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. Topic 326 pertains to the measurement of credit losses on financial instruments. This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better determine their credit loss estimates. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This update was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019.

    The Company elected to defer the adoption of the CECL methodology until December 31, 2020 as permitted by the enacted Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). In late December 2020, the Consolidated Appropriations Act, 2021 was enacted, and extended certain provisions of the CARES Act, which allowed the Company to extend the adoption of CECL until January 1, 2022. The Company elected to extend its adoption of CECL in accordance with this legislation, and adopted the above mentioned ASUs related to Financial Instruments -Credit Losses (Topic 326) using a modified retrospective approach.

The Company adopted ASU 2016-13 on January 1, 2022 for all financial assets measured at amortized cost and off balance sheet credit exposures. Results for the three months ended March 31, 2022 are presented under Accounting Standards Codification 326, Financial Instruments - Credit Losses, while prior period amounts continue to be reported with previously applicable GAAP and have not been restated. Effective January 1, 2022, the Company recorded a $12.1 million decrease in the allowance for credit losses on loans (previously allowance for loan losses), established a $353,000 allowance for credit losses on debt securities available for sale, and recorded a $5.5 million increase in the liability for off balance sheet credit exposures, which resulted in a total cumulative effect adjustment of $6.2 million, net of tax, and an increase to retained earnings.

Accounting Pronouncement Not Yet Adopted

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancing and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. For entities that have adopted ASU 2016-13, this ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

6.    Debt Securities Available for Sale

    Debt securities available for sale at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$43,185	$80	$(1,178)	$—	$42,087
Mortgage-backed securities and collateralized mortgage obligations	1,488,048	2,075	(75,981)	—	1,414,142
Municipal obligations	4,157	—	(5)	(11)	4,141
Corporate debt securities	122,720	1,085	(3,545)	(1,133)	119,127
	$1,658,110	$3,240	$(80,709)	$(1,144)	$1,579,497

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$34,711	$404	$(236)	$34,879
Mortgage-backed securities and collateralized mortgage obligations	1,553,491	14,141	(13,273)	1,554,359
Municipal obligations	4,159	20	—	4,179
Corporate debt securities	109,018	2,378	(966)	110,430
	$1,701,379	$16,943	$(14,475)	$1,703,847

    The amortized cost and fair value of debt securities available for sale at March 31, 2022, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	March 31, 2022
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$16,907	$16,947
More than one year to five years	73,239	72,878
More than five years to ten years	79,916	75,530
	$170,062	$165,355
Mortgage-backed securities and collateralized mortgage obligations	1,488,048	1,414,142
	$1,658,110	$1,579,497

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

Mortgage-backed securities and collateralized mortgage obligations totaling $1.5 billion at amortized cost, and $1.4 billion at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three months ended March 31, 2022, there were no sales, calls or matured debt securities available for sale.

During the three months ended March 31, 2021, there were no sales of debt securities available for sale. During the three months ended March 31, 2021, proceeds from one called debt security available for sale totaled $5.0 million, resulting in no gross gain or losses, and proceeds from two matured debt securities available for sale totaled $210,000.

Debt securities available for sale having a carrying value of $610.8 million and $587.7 million, at March 31, 2022 and December 31, 2021, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York. Debt securities available for sale having a carrying value of $37.9 million and $44.1 million, at March 31, 2022 and December 31, 2021, respectively, were pledged by Freehold Bank for outstanding borrowings at the Federal Home Loan Bank, and for potential borrowings at the Federal Reserve Bank of New York.

    The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at March 31, 2022 and December 31, 2021 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	March 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$22,400	$(806)	$4,613	$(372)	$27,013	$(1,178)
Mortgage-backed securities and collateralized mortgage obligations	1,010,976	(52,254)	265,384	(23,727)	1,276,360	(75,981)
Municipal obligations	452	(5)	—	—	452	(5)
Corporate debt securities	63,295	(3,222)	4,632	(323)	67,927	(3,545)
	$1,097,123	$(56,287)	$274,629	$(24,422)	$1,371,752	$(80,709)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$14,488	$(236)	$—	$—	$14,488	$(236)
Mortgage-backed securities and collateralized mortgage obligations	$820,746	$(11,892)	$62,407	$(1,381)	$883,153	$(13,273)
Corporate debt securities	29,221	(671)	4,705	(295)	33,926	(966)
	$864,455	$(12,799)	$67,112	$(1,676)	$931,567	$(14,475)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

The number of securities in an unrealized loss position at March 31, 2022 totaled 393, compared with 219 at December 31, 2021. All temporarily impaired securities were investment grade as of March 31, 2022 and December 31, 2021.

For available for sale securities, the Company assesses whether a loss is from credit or other factors and considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost, a credit loss would be recorded through an allowance for credit losses, limited by the amount that the fair value is less than the amortized cost basis.

The following table presents the activity in the allowance for credit losses on debt securities available for sale for the three months ended March 31, 2022:

Three Months Ended March 31, 2022
(In thousands)
Allowance for Credit Losses:
Balance at December 31, 2021	$—
Impact of adopting ASU 2016-13 (CECL) effective January 1, 2022	490,000
Provision for credit losses	654,000
Balance at March 31, 2022	$1,144,000

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $3.3 million at March 31, 2022, and is excluded from the estimate of credit losses.

7.    Debt Securities Held to Maturity

    Debt securities held to maturity at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$44,871	$—	$(3,358)	$—	$41,513
Mortgage-backed securities and collateralized mortgage obligations	374,162	177	(16,828)	—	357,511
	$419,033	$177	$(20,186)	$—	$399,024

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

The amortized cost and fair value of debt securities held to maturity at March 31, 2022, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	March 31, 2022
	Amortized Cost	Fair Value
	(In thousands)

More than one year to five years	$14,875	$14,113
More than five years to ten years	19,996	18,381
More than ten years	10,000	9,019
	44,871	41,513
Mortgage-backed securities and collateralized mortgage obligations	374,162	357,511
	$419,033	$399,024

Mortgage-backed securities and collateralized mortgage obligations totaling $374.2 million at amortized cost, and $357.5 million at fair value at March 31, 2022, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three months ended March 31, 2022, there were no sales, calls or maturities of debt securities held to maturity.

    During the three months ended March 31, 2021, there were no sales, calls or maturities of debt securities held to maturity. During the three months ended March 31, 2021, proceeds from one called debt securities held to maturity totaled $5.0 million, resulting in no gross gain or losses.

Debt securities held to maturity having a carrying value of $241.1 million and $252.4 million, at March 31, 2022 and December 31, 2021, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity (continued)

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at March 31, 2022 and December 31, 2021 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	March 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$23,132	$(1,743)	$18,381	$(1,615)	$41,513	$(3,358)
Mortgage-backed securities and collateralized mortgage obligations	336,055	(16,043)	6,121	(785)	342,176	(16,828)
	$359,187	$(17,786)	$24,502	$(2,400)	$383,689	$(20,186)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$44,111	$(759)	$—	$—	$44,111	$(759)
Mortgage-backed securities and collateralized mortgage obligations	79,036	(927)	—	—	79,036	(927)
	$123,147	$(1,686)	$—	$—	$123,147	$(1,686)

    The number of securities in an unrealized loss position at March 31, 2022 totaled 95, compared with 25 at December 31, 2021. All temporarily impaired securities were investment grade as of March 31, 2022 and December 31, 2021.

For held to maturity securities, management measures expected credit losses on a collective basis by major security type. All of the mortgage-backed securities are issued by U.S. government agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses and, therefore, the expectation of non-payment is zero and the Company is not required to estimate an allowance for credit losses on these securities under the CECL standard. All these securities reflect a credit quality rating of AAA by Moody's Investors Service.

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt held to maturity. Accrued interest receivable on debt securities held to maturity is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $832,000 at March 31, 2022, and is excluded from the estimate of credit losses.

8.    Equity Securities at Fair Value

    The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, and preferred stock in U.S. Government agencies which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at March 31, 2022 and December 31, 2021 was $2.8 million and $2.7 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
8.    Equity Securities at Fair Value (continued)

    The Company recorded a net increase (decrease) in the fair value of equity securities of $79,000 and $(588,000), during the three months ended March 31, 2022 and 2021, respectively, as a component of non-interest income.

    During the three months ended March 31, 2022 and 2021, there were no sales of equity securities.

9.    Loans Receivable and Allowance for Credit Losses

On January 1, 2022, the Company adopted CECL (ASC Topic 326), which replaced the historical incurred loss methodology with an expected loss methodology. The loan portfolio segmentation was expanded to seven portfolio segments taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. Disclosures at and for the periods ended December 31, 2021 and March 31, 2021, are presented in accordance with the expanded segmentation adopted in conjunction with CECL, when appropriate. The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans receivable. Accrued interest receivable on loans receivable is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $23.3 million at March 31, 2022, and is excluded from the estimate of credit losses.
The allowance for credit losses is a valuation account that reflects management’s evaluation of the current expected credit losses in the loan portfolio. The Company maintains the allowance for credit losses through provisions for credit losses that are charged to income. Charge-offs against the allowance for credit losses are taken on loans where management determines that the collection of loan principal and interest is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for credit losses.

Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience for both the Company and peers provides the basis for the estimation of expected credit losses, where observed credit losses are converted to probability of default rate through the use of segment-specific loss given default risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment, primarily due to the nature of the underlying collateral. These risk factors were assessed for reasonableness against the Company’s own loss experience and adjusted in certain cases when the relationship between the Company’s historical default and loss severity deviate from that of the wider industry. The historical probability of default ("PD") curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle.

Using the historical relationship between economic conditions and loan performance, management’s expectation of future loan performance is incorporated using an externally developed economic forecast. This forecast is applied over a period that management has determined to be reasonable and supportable. Beyond the period over which management can develop or source a reasonable and supportable forecast, the model will revert to long-term average economic conditions using a straight-line, time-based methodology. The Company's current forecast period is six quarters, with a four quarter reversion period to historical average macroeconomic factors.

The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each segment is measured using an economic forecast, discounted cash flow modeling methodology in which distinct, segment-specific multi-variate regression models are applied to an external economic forecast. Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. The contractual term excludes expected extensions, renewals, and modifications. After quantitative considerations, management applies additional qualitative adjustments so that the allowance for credit loss is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date.

Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral, which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The allowance for credit losses on loans individually evaluated for impairment is based upon loans that have been identified through the Company’s loan monitoring process. This process includes the review of delinquent, restructured, and charged-off loans.

    Management believes the primary risks inherent in the portfolio are a general decline in the economy, a decline in real estate market values, rising unemployment, and increases in interest rates in the absence of economic improvement. Any one or a combination of these events may adversely affect a borrower's ability to repay its loan, resulting in increased delinquencies and loan losses. Accordingly, the Company has recorded loan losses at a level which is estimated to represent the current risk in its loan portfolio. Management considers it important to maintain the ratio of the allowance for credit losses to total loans at an acceptable level considering the current composition of the loan portfolio.

    Loans receivable at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31,	December 31,
	2022	2021
	(In thousands)
Real estate loans:
One-to-four family	$2,179,698	$2,092,317
Multifamily	1,077,938	1,041,108
Commercial real estate	2,183,704	2,170,236
Construction	261,674	295,047
Commercial business loans	466,517	452,232
Consumer loans:
Home equity loans and advances	270,709	276,563
Other consumer loans	1,659	1,428
Total gross loans	6,441,899	6,328,931
Purchased credit-deteriorated ("PCD") loans	6,655	6,791
Net deferred loan costs, fees and purchased premiums and discounts	28,201	24,879
Loans receivable	$6,476,755	$6,360,601

    The Company had no loans held-for-sale at March 31, 2022 and December 31, 2021. During the three months ended March 31, 2022, the Company sold $1.3 million and $905,000 of SBA loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $110,000 and no gross losses.

During the three months ended March 31, 2021, the Company sold $1.2 million, $4.1 million, and $6.4 million of one-to-four family real estate loans and home equity loans, commercial real estate loans, and construction loans held-for-sale, respectively, resulting in no gross gains or losses. During the three months ended March 31, 2021, the Company sold $4.2 million of commercial business loans held-for-sale, resulting in gross gains of $435,000 and no gross losses.

During the three months ended March 31, 2022 and 2021, no loans were purchased by the Company.

At March 31, 2022 and December 31, 2021, commercial business loans included $24.3 million and $44.9 million, respectively, in SBA Payroll Protection Program ("PPP") loans and net deferred fees related to these loans totaling $628,000 and $1.2 million, respectively.

The Company has entered into guarantor swaps with Freddie Mac which results in improved liquidity. During the three months ended March 31, 2022, no loans were exchanged for Freddie Mac mortgage participation certificates. During the three months ended March 31, 2021, the Company exchanged $64.0 million of loans for Freddie Mac mortgage participation certificates, resulting in gross gains of $1.7 million and no gross losses. The Company retained the servicing of these loans.
At March 31, 2022 and December 31, 2021, the carrying value of loans serviced by the Company for investors was $492.8 million and $519.5 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

    The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCD loans at March 31, 2022 and December 31, 2021:

	March 31, 2022
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$2,284	$1,863	$594	$4,741	$1,409	$2,174,957	$2,179,698
Multifamily	—	—	—	—	—	1,077,938	1,077,938
Commercial real estate	4,381	—	2,855	7,236	2,855	2,176,468	2,183,704
Construction	—	—	—	—	—	261,674	261,674
Commercial business loans	411	—	175	586	195	465,931	466,517
Consumer loans:
Home equity loans and advances	245	—	136	381	136	270,328	270,709
Other consumer loans	—	14	—	14	—	1,645	1,659
Total loans	$7,321	$1,877	$3,760	$12,958	$4,595	$6,428,941	$6,441,899

	December 31, 2021
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$3,131	$1,976	$373	$5,480	$1,416	$2,086,837	$2,092,317
Multifamily	—	—	—	—	—	1,041,108	1,041,108
Commercial real estate	2,189	—	1,561	3,750	1,561	2,166,486	2,170,236
Construction	—	—	—	—	—	295,047	295,047
Commercial business loans	412	—	203	615	761	451,617	452,232
Consumer loans:
Home equity loans and advances	108	53	81	242	201	276,321	276,563
Other consumer loans	—	4	—	4	—	1,424	1,428
Total loans	$5,840	$2,033	$2,218	$10,091	$3,939	$6,318,840	$6,328,931

    The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. Non-accruing loans are returned to accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At March 31, 2022 and December 31, 2021, non-accrual loans totaled $4.6 million and $3.9 million, respectively. Included in non-accrual loans at March 31, 2022, are five loans totaling $835,000 which are less than 90 days in arrears. At December 31, 2021, 10 loans totaling $1.7 million were less than 90 days in arrears.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

At March 31, 2022 and December 31, 2021, there were no loans past due 90 days or more still accruing interest other than COVID-19 related loan forbearance and deferrals. In accordance with the CARES Act, these loans are not included in the aging of loans receivable by portfolio segment in the table above, and the Company continues to accrue interest income during the forbearance or deferral period. If adverse information indicating that the borrower's capability of repaying all amounts due is unlikely, the interest accrual will cease.

Purchased credit impaired loans ("PCI") are loans acquired at a discount primarily due to deteriorated credit quality. These loans are initially recorded at fair value at acquisition, based upon the present value of expected future cash flows, with no related allowance for credit losses. In connection with the adoption of CECL on January 1, 2022, all loans considered PCI loans prior to that date were converted to purchase credit-deteriorated ("PCD") loans. Loans acquired in a business combination after January 1, 2022 will be recorded in accordance with ASC Topic 326, which requires loans as of the acquisition date, that have experienced a more than insignificant deterioration in credit quality since origination will be classified as PCD loans.

At March 31, 2022 and December 31, 2021, PCD loans acquired in the Stewardship Financial Corporation ("Stewardship") acquisition totaled $2.6 million and $2.7 million, respectively, and PCD loans acquired in the Roselle acquisition totaled $185,000 and $184,000, respectively. At both March 31, 2022 and December 31, 2021, PCD loans acquired in the Freehold acquisition totaled $3.9 million.

    We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At March 31, 2022 and December 31, 2021, the Company had no real estate owned. At both March 31, 2022 and December 31, 2021, we had one residential mortgage loan with a carrying value of $87,000 collateralized by residential real estate which was in the process of foreclosure.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

    The following tables summarize loans receivable (including PCD loans) and allowance for credit losses by portfolio segment and impairment method at March 31, 2022 and December 31, 2021:

	March 31, 2022
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$255	$5	$97	$—	$11	$29	$—	$397
Collectively evaluated for impairment	8,557	11,198	13,384	4,974	7,117	1,478	8	46,716
Loans acquired with deteriorated credit quality	2	—	32	—	15	—	—	49
Total	$8,814	$11,203	$13,513	$4,974	$7,143	$1,507	$8	$47,162

Total loans:
Individually evaluated for impairment	$4,876	$741	$17,014	$—	$1,444	$887	$—	$24,962
Collectively evaluated for impairment	2,174,822	1,077,197	2,166,690	261,674	465,073	269,822	1,659	6,416,937
Loans acquired with deteriorated credit quality	423	—	5,399	—	833	—	—	6,655
Total loans	$2,180,121	$1,077,938	$2,189,103	$261,674	$467,350	$270,709	$1,659	$6,448,554

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	December 31, 2021
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$258	$—	$97	$—	$16	$7	$—	$378
Collectively evaluated for impairment	8,540	7,741	16,017	8,943	20,198	866	6	62,311
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total	$8,798	$7,741	$16,114	$8,943	$20,214	$873	$6	$62,689

Total loans:
Individually evaluated for impairment	$5,184	$762	$15,830	$—	$1,806	$705	$—	$24,287
Collectively evaluated for impairment	2,087,133	1,040,346	2,154,406	295,047	450,426	275,858	1,428	6,304,644
Loans acquired with deteriorated credit quality	431	—	5,426	—	934	—	—	6,791
Total loans	$2,092,748	$1,041,108	$2,175,662	$295,047	$453,166	$276,563	$1,428	$6,335,722

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

    Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” allows banks to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. The Company elected to account for modifications on certain loans under Section 4013 of the CARES Act or, if the loan modification was not eligible under Section 4013, used the criteria in the COVID-19 guidance to determine when the loan modification was not a TDR in accordance with ASC 310-40. Guidance noted that modification or deferral programs mandated by the federal or a state government related to COVID-19 would not be in the scope of ASC 310-40, such as a state program that requires all institutions within that state to suspend mortgage payments for a specified period. These short-term loan modifications were not treated as a troubled debt restructuring during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, based on current evaluations, generally, we have continued the accrual of interest on these loans during the short-term modification period. The Consolidated Appropriations Act, 2021, which was enacted in late December 2020, extended certain provisions of the CARES Act through January 1, 2022, including provisions permitting loan deferral extension requests to not be treated as troubled debt restructurings. Subsequent modifications to these loans will be evaluated for troubled debt restructuring accounting treatment.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables present the number of loans modified as TDRs during the three months ended March 31, 2022 and 2021, along with their balances immediately prior to the modification date and post-modification. Post-modification recorded investment represents the net book balance immediately following modification.

	For the Three Months Ended March 31,
	2022			2021
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Consumer loans:
Home equity loans and advances	1	$119	$119	—	$—	$—
Total restructured loans	1	$119	$119	—	$—	$—

The activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2022 and 2021 are as follows:

	For the Three Months Ended March 31,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2022
Balance at beginning of period	$8,798	$7,741	$16,114	$8,943	$20,214	$873	$6	$62,689
Effect of adopting ASU No. 2016-13 ("CECL")	(2,308)	(2,030)	(4,227)	(2,346)	(5,302)	(229)	(1)	(16,443)
Provision for (reversal of) credit losses	2,185	5,492	1,626	(1,623)	(7,767)	886	6	805
Recoveries	139	—	—	—	25	4	—	168
Charge-offs	—	—	—	—	(27)	(27)	(3)	(57)
Balance at end of period	$8,814	$11,203	$13,513	$4,974	$7,143	$1,507	$8	$47,162

2021
Balance at beginning of period	$13,586	$8,897	$21,784	$11,271	$17,384	$1,748	$6	$74,676
Provision for (reversal of) credit losses	6,477	(1,942)	(4,730)	192	(1,509)	230	2	(1,280)
Recoveries	3	—	6	1	16	11	—	37
Charge-offs	(216)	—	(166)	—	(1,087)	(58)	(2)	(1,529)
Balance at end of period	$19,850	$6,955	$16,894	$11,464	$14,804	$1,931	$6	$71,904

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables present loans individually evaluated for impairment by loan segment, excluding PCD loans, at March 31, 2022 and December 31, 2021:

	At March 31, 2022
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$1,706	$2,246	$—
Multifamily	66	70	—
Commercial real estate	15,064	15,753	—
Commercial business loans	163	191	—
Consumer loans:
Home equity loans and advances	270	376	—
	17,269	18,636	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	3,170	3,189	255
Multifamily	675	675	5
Commercial real estate	1,950	1,952	97
Commercial business loans	1,281	1,281	11
Consumer loans:
Home equity loans and advances	617	617	29
	7,693	7,714	397
Total:
Real estate loans:
One-to-four family	4,876	5,435	255
Multifamily	741	745	5
Commercial real estate	17,014	17,705	97
Commercial business loans	1,444	1,472	11
Consumer loans:
Home equity loans and advances	887	993	29
Total loans	$24,962	$26,350	$397

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	At December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$1,882	$2,421	$—
Multifamily	762	765	—
Commercial real estate	13,861	14,586	—
Commercial business loans	573	573	—
Consumer loans:
Home equity loans and advances	202	308	—
	17,280	18,653	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	3,302	3,321	258
Commercial real estate	1,969	1,971	97
Commercial business loans	1,233	1,233	16
Consumer loans:
Home equity loans and advances	503	503	7
	7,007	7,028	378
Total:
Real estate loans:
One-to-four family	5,184	5,742	258
Multifamily	762	765	—
Commercial real estate	15,830	16,557	97
Commercial business loans	1,806	1,806	16
Consumer loans:
Home equity loans and advances	705	811	7
	$24,287	$25,681	$378

    Specific allocations of the allowance for credit losses attributable to impaired loans totaled $397,000 and $378,000 at March 31, 2022 and December 31, 2021, respectively. At both March 31, 2022 and December 31, 2021, impaired loans for which there was no related allowance for credit losses totaled $17.3 million.

    The recorded investment in TDRs totaled $21.7 million at March 31, 2022, of which one loan with a balance of $32,000 was 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at March 31, 2022. The recorded investment in TDRs totaled $22.4 million at December 31, 2021, of which one loan with a balance of $36,000 was 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2021.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

    The following table present interest income recognized for loans individually evaluated for impairment, by loan segment, excluding PCD loans for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$5,030	$55	$6,944	$74
Multifamily	752	11	16,060	173
Commercial real estate	16,423	242	16,603	252
Commercial business loans	1,626	22	2,957	29
Consumer loans:
Home equity loans and advances	796	11	1,611	22
Total loans	$24,627	$341	$44,175	$550

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating, excluding PCD loans at March 31, 2022 and December 31, 2021:

	Loans by Year of Origination at March 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$134,350	$820,062	$288,339	$185,150	$130,336	$618,808	$—	$—	$2,177,045
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	507	846	1,300	—	—	2,653
Total One-to-Four Family	134,350	820,062	288,339	185,657	131,182	620,108	—	—	2,179,698

Multifamily
Pass	68,228	306,862	176,040	232,509	49,825	239,916	—	—	1,073,380
Special mention	—	—	—	—	—	4,558	—	—	4,558
Substandard	—	—	—	—	—	—	—	—	—
Total Multifamily	68,228	306,862	176,040	232,509	49,825	244,474	—	—	1,077,938

Commercial Real Estate
Pass	94,039	375,274	158,456	273,193	243,264	963,793	—	—	2,108,019
Special mention	—	—	—	1,077	15,959	30,767	—	—	47,803
Substandard	—	—	1,677	—	1,561	24,644	—	—	27,882
Total Commercial Real Estate	94,039	375,274	160,133	274,270	260,784	1,019,204	—	—	2,183,704

Construction
Pass	25,018	103,661	60,343	26,936	12,370	33,239	—	—	261,567
Special mention	—	—	—	107	—	—	—	—	107
Substandard	—	—	—	—	—	—	—	—	—
Total Construction	25,018	103,661	60,343	27,043	12,370	33,239	—	—	261,674

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at March 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business
Pass	11,417	61,122	34,612	24,236	28,606	44,945	246,199	—	451,137
Special mention	—	235	—	1,412	1,181	44	2,806	—	5,678
Substandard	—	171	68	321	2,787	570	5,785	—	9,702
Total Commercial Business	11,417	61,528	34,680	25,969	32,574	45,559	254,790	—	466,517

Home Equity Loans and Advances
Pass	7,473	22,217	15,097	14,303	12,162	103,868	94,865	457	270,442
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	177	90	—	267
Total Home Equity Loans and Advances	7,473	22,217	15,097	14,303	12,162	104,045	94,955	457	270,709

Other Consumer Loans
Pass	877	116	54	229	49	10	324	—	1,659
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	877	116	54	229	49	10	324	—	1,659

Total Loans	$341,402	$1,689,720	$734,686	$759,980	$498,946	$2,066,639	$350,069	$457	$6,441,899

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$793,848	$298,815	$196,244	$138,215	$134,811	$525,615	$—	$—	$2,087,548
Special mention	—	—	—	—	—	203	—	—	203
Substandard	—	—	1,463	1,420	360	1,323	—	—	4,566
Total One-to-Four family	793,848	298,815	197,707	139,635	135,171	527,141	—	—	2,092,317

Multifamily
Pass	312,738	181,285	231,252	47,024	131,169	137,640	—	—	1,041,108
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Multifamily	312,738	181,285	231,252	47,024	131,169	137,640	—	—	1,041,108

Commercial Real Estate
Pass	381,222	161,136	278,581	241,669	222,752	803,945	—	—	2,089,305
Special mention	—	—	1,303	16,070	1,885	34,788	—	—	54,046
Substandard	—	386	—	1,561	1,276	23,662	—	—	26,885
Total Commercial Real Estate	381,222	161,522	279,884	259,300	225,913	862,395	—	—	2,170,236

Construction
Pass	107,070	77,549	37,498	41,591	28,814	2,418	—	—	294,940
Special mention	—	—	107	—	—	—	—	—	107
Substandard	—	—	—	—	—	—	—	—	—
Total Construction	107,070	77,549	37,605	41,591	28,814	2,418	—	—	295,047

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business
Pass	84,113	36,115	25,156	30,670	21,762	26,515	210,597	—	434,928
Special mention	246	15	1,729	1,369	18	46	3,291	—	6,714
Substandard	192	71	352	1,084	371	609	7,911	—	10,590
Total Commercial Business	84,551	36,201	27,237	33,123	22,151	27,170	221,799	—	452,232

Home Equity Loans and Advances
Pass	22,393	15,977	15,906	13,146	12,023	100,870	95,484	426	276,225
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	246	92	—	338
Total Home Equity Loans and Advances	22,393	15,977	15,906	13,146	12,023	101,116	95,576	426	276,563

Other Consumer Loans
Pass	659	58	284	60	9	5	353	—	1,428
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	659	58	284	60	9	5	353	—	1,428

Total Loans	$1,702,481	$771,407	$789,875	$533,879	$555,250	$1,657,885	$317,728	$426	$6,328,931

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses on off balance sheet exposures is reported in other liabilities in the Consolidated Statements of Financial Condition. The liability represents an estimate of expected credit losses arising from off balance sheet exposures such as unfunded commitments. At March 31, 2022, the balance of the allowance for credit loss on unfunded commitments, included in other liabilities, totaled $8.8 million. The Company recorded a provision for credit losses on unfunded commitments, included in other non-interest expense in the Consolidated Statements of Income, of $648,000 during the three months ended March 31, 2022.

The following table presents the activity in the allowance for credit losses on off balance sheet exposures for the three months ended March 31, 2022:

Three Months Ended March 31, 2022
(In thousands)
Allowance for Credit Losses:
Balance at December 31, 2021	$524
Impact of adopting ASU 2016-13 ("CECL") effective January 1, 2022	7,674
Provision for credit losses	648
Balance at March 31, 2022	$8,846

10.    Leases

    The Company's leases real estate property for branches and office space. At March 31, 2022 and December 31, 2021, all of the Company's leases are classified as operating leases.

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
    At March 31, 2022 and December 31, 2021, the weighted average remaining lease term for operating leases was 6.8 years and 7.0 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 2.15% and 2.13%, respectively.

    The Company elected to account for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the three months ended March 31, 2022 and 2021, operating and variable lease expenses totaled approximately $731,000 and $681,000, respectively.

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended March 31, 2022 and 2021. At March 31, 2022, the Company had entered into a lease related to an additional branch office location which had not yet commenced. The Company will record a right of use asset and lease liability for this lease obligation.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
10.    Leases (continued)

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

	Lease Payment Obligations at
	March 31, 2022	December 31, 2021
	(In thousands)

One year or less	$3,190	$4,198
After one year to two years	4,089	3,950
After two years to three years	3,288	3,150
After three years to four years	2,617	2,479
After four years to five years	2,315	2,177
Thereafter	5,466	5,340
Total undiscounted cash flows	20,965	21,294
Discount on cash flows	(1,647)	(1,709)
Total lease liability	$19,318	$19,585

11.    Deposits

    Deposits at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31,	December 31,
	2022	2021
	(In thousands)

Non-interest-bearing demand	$1,658,533	$1,712,061
Interest-bearing demand	2,653,126	2,599,987
Money market accounts	696,157	657,156
Savings and club deposits	851,446	822,833
Certificates of deposit	1,735,726	1,778,179
Total deposits	$7,594,988	$7,570,216

Included in the above balance at December 31, 2021 are certificates of deposit obtained through brokers totaling $5.0 million that were acquired from Stewardship.

    The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $915.2 million and $932.4 million at March 31, 2022 and December 31, 2021, respectively. Interest expense on deposits for the three months ended March 31, 2022 and 2021 totaled $4.7 million and $8.9 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
11.    Deposits (continued)

Scheduled maturities of certificates of deposit accounts at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31,	December 31,
	2022	2021
	(In thousands)

One year or less	$1,075,139	$1,087,631
After one year to two years	374,415	418,515
After two years to three years	163,092	143,950
After three years to four years	35,547	36,277
After four years	87,533	91,806
	$1,735,726	$1,778,179

12.    Stock Based Compensation

    At the Company's annual meeting of stockholders held on June 6, 2019, stockholders approved the Columbia Financial, Inc. 2019 Equity Incentive Plan ("2019 Plan") which provides for the issuance of up to 7,949,996 shares (2,271,427 restricted stock awards and 5,678,569 stock options) of common stock.

At March 31, 2022, there were 830,632 shares remaining available for future restricted stock awards and 1,944,927 shares for future stock option grants under the 2019 plan

     On March 22, 2021, 50,203 shares of restricted stock were awarded, with a grant date fair value of $17.86 per share. To fund the grant of restricted common stock, the Company reissued shares from treasury stock.

On March 2, 2022, 51,746 shares of restricted stock were awarded, with a grant date fair value of $21.79 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares.

    Restricted shares granted under the 2019 Plan generally vest in equal installments, over performance or service periods ranging from 1 year to 5 years, beginning 1 year from the date of grant. A portion of restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight line basis over the requisite performance or service period. During the three months ended March 31, 2022 and 2021, approximately $1.2 million and $1.4 million in expense was recognized in regard to these awards. The expected future compensation expense related to the 1,046,736 non-vested restricted shares outstanding at March 31, 2022 is approximately $8.2 million over a weighted average period of 1.6 years.

    The following is a summary of the Company's restricted stock activity during the three months ended March 31, 2022 and 2021:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2022	1,054,335	$15.78
Grants	51,746	21.79
Vested	(27,775)	17.86
Forfeited	(31,570)	16.91
Non-vested at March 31, 2022	1,046,736	$15.98

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2021	1,263,169	$15.66
Grants	50,203	$17.86
Forfeited	(13,846)	15.60
Non-vested at March 31, 2021	1,299,526	$15.74

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

On March 21, 2022, options to purchase 130,951 shares of Company common stock were awarded with a grant date fair value of $6.51 per option. Stock options granted under the 2019 Plan vest in equal installments over the service period of three years beginning one year from the date of grant. Stock options were granted at an exercise price of $21.79, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of approximately 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 6.0 years, risk-free rate of return of 2.34%, volatility of 25.31%, and a dividend yield of 0.00%.
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

    Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the three months ended March 31, 2022 and 2021, approximately $756,300 and $761,000 in expense was recognized in regard to these awards. The expected future compensation expense related to the 2,243,815 non-vested options outstanding at March 31, 2022 is $7.9 million over a weighted average period of 2.2 years.

    The following is a summary of the Company's option activity during the three months ended March 31, 2022 and 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2022	3,637,542	$15.78	7.6	$18,654,905
Granted	130,951	21.79	0	—
Exercised	(62,859)	16.42
Expired	(1,412)	15.60	0	—
Forfeited	(61,961)	16.84	0	—
Outstanding, March 31, 2022	3,642,261	$15.92	7.5	$20,401,381
Options exercisable at March 31, 2022	1,398,446	$15.69	7.3	$8,140,661

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2021	3,708,628	$15.66	8.6	$—
Granted	109,654	17.86	—	—
Expired	(2,029)	15.60	—	—
Forfeited	(30,118)	15.60	—	—
Outstanding, March 31, 2021	3,786,135	$15.73	8.4	$6,673,328
Options exercisable at March 31, 2021	741,269	$15.66	8.2	$1,345,897

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

    During the three months ended March 31, 2022 the aggregate intrinsic value of options exercised was $360,469. There were no option exercises during the three months ended March 31, 2021.

13.    Components of Net Periodic Benefit Cost

    Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, and Split-Dollar Life Insurance Plans

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost (continued)

    Net periodic benefit (income) cost for Pension Plan, RIM Plan, Post-retirement Plan and Split-Dollar Life Insurance plan benefits for the three months ended March 31, 2022 and 2021, includes the following components:

	For the Three Months Ended March 31,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2022	2021	2022	2021	2022	2021	2022	2021	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$1,966	$2,150	$93	$100	$87	$130	$125	$141	Compensation and employee benefits
Interest cost	2,031	1,756	97	86	150	141	142	125	Other non-interest expense
Expected return on plan assets	(7,559)	(6,318)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	14	14	Other non-interest expense
Net loss	—	1,000	111	166	78	153	151	191	Other non-interest expense
Net periodic (income) benefit cost	$(3,562)	$(1,412)	$301	$352	$315	$424	$432	$471

For the three months ended March 31, 2022, no contribution was made to the Pension Plan. The net periodic (income) cost for pension benefits, other post-retirement and split dollar life insurance benefits for the three months ended March 31, 2022 were calculated using the most recent available benefit valuations.

Through the acquisition of the Roselle entities, the Company acquired a non-contributory defined benefit supplemental executive retirement plan with the only participant being a former president of Roselle Bank. For the three months ended March 31, 2022 and 2021, the Company recorded a net periodic benefit cost of $3,000 and $2,000, respectively, in connection with this plan.

Freehold Bank has a non-contributory defined benefit supplemental executive plan with the only participant being the former president of Freehold Bank. For the three months ended March 31, 2022, the Company recorded a net periodic benefit cost of $2,000 in connection with this plan.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis at March 31, 2022 and December 31, 2021.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at March 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

	March 31, 2022
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$42,087	$33,821	$8,266	$—
Mortgage-backed securities and collateralized mortgage obligations	1,414,142	—	1,414,142	—
Municipal obligations	4,141	—	4,141	—
Corporate debt securities	119,127	—	119,127	—
Total debt securities available for sale	1,579,497	33,821	1,545,676	—
Equity securities	2,789	2,445	344	—
Derivative assets	4,226	—	4,226	—
	$1,586,512	$36,266	$1,550,246	$—

Derivative liabilities	$7,306	$—	$7,306	$—

	December 31, 2021
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$34,879	$34,879	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	1,554,359	—	1,554,359	—
Municipal obligations	4,179	—	4,179	—
Corporate debt securities	110,430	—	110,430	—
Total debt securities available for sale	1,703,847	34,879	1,668,968	—
Equity securities	2,710	2,364	346
Derivative assets	9,492	—	9,492	—
	$1,716,049	$37,243	$1,678,806	$—

Derivative liabilities	$17,366	$—	$17,366	$—

There were no Level 3 assets measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

Assets Measured at Fair Value on a Non-Recurring Basis

    The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis at March 31, 2022 and December 31, 2021.

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at March 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

	March 31, 2022
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Mortgage servicing rights	$1,980	$—	$—	$1,980
	$1,980	$—	$—	$1,980

	December 31, 2021
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$1,213	$—	$—	$1,213
Mortgage servicing rights	1,906	—	—	1,906
	$3,119	$—	$—	$3,119

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Mortgage servicing rights	$1,980	Discounted cash flow	Prepayment speeds and discount rates (1)	5.8% - 24.0%	10.8%

	December 31, 2021
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Impaired loans	$1,213	Other	Contracted sales price of collateral	—%	—%
Mortgage servicing rights	$1,906	Discounted cash flow	Prepayment speeds and discount rates (2)	7.5% - 24.9%	12.7%

(1) Value of SBA servicing rights based on a discount rate of 10.50%.
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at March 31, 2022 and December 31, 2021:

	March 31, 2022
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$95,997	$95,997	$95,997	$—	$—
Debt securities available for sale	1,579,497	1,579,497	33,821	1,545,676	—
Debt securities held to maturity	419,033	399,024	—	399,024	—
Equity securities	2,789	2,789	2,445	344	—
Federal Home Loan Bank stock	25,618	25,618	—	25,618	—
Loans receivable, net	6,429,593	6,249,831	—	—	6,249,831
Derivative assets	4,226	4,226	—	4,226	—

Financial liabilities:
Deposits	$7,594,988	$7,565,522	$—	$7,565,522	$—
Borrowings	432,755	430,220	—	430,220	—
Derivative liabilities	7,306	7,306	—	7,306	—

	December 31, 2021
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$70,963	$70,963	$70,963	$—	$—
Debt securities available for sale	1,703,847	1,703,847	34,879	1,668,968	—
Debt securities held to maturity	429,734	434,789	—	434,789	—
Equity securities	2,710	2,710	2,364	346	—
Federal Home Loan Bank stock	23,141	23,141	—	23,141	—
Loans receivable, net	6,297,912	6,457,766	—	—	6,457,766
Derivative assets	9,492	9,492	—	9,492	—

Financial liabilities:
Deposits	$7,570,216	$7,564,210	$—	$7,564,210	$—
Borrowings	377,309	378,810	—	378,810	—
Derivative liabilities	17,366	17,366	—	17,366	—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss)

    The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022			2021
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized (loss) on debt securities available for sale:	$(80,181)	$22,366	$(57,815)	$(19,840)	$2,806	$(17,034)
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(4)	1	(3)	(4)	18	14
	(80,185)	22,367	(57,818)	(19,844)	2,824	(17,020)
Derivatives:
Unrealized gain on swap contracts accounted for as cash flow hedges	4,382	(1,225)	3,157	5,832	(149)	5,683
	4,382	(1,225)	3,157	5,832	(149)	5,683

Employee benefit plans:
Amortization of prior service cost included in net income	(14)	3	(11)	(14)	4	(10)
Reclassification adjustment of actuarial net (loss) included in net income	(339)	95	(244)	(1,511)	422	(1,089)
Change in funded status of retirement obligations	706	(226)	480	3,050	6,504	9,554
	353	(128)	225	1,525	6,930	8,455
Total other comprehensive (loss)	$(75,450)	$21,014	$(54,436)	$(12,487)	$9,605	$(2,882)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022				2021
	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$1,644	$(4,917)	$(42,646)	$(45,919)	$31,028	$(16,856)	$(83,797)	$(69,625)
Current period changes in other comprehensive (loss) income	(57,818)	3,157	225	(54,436)	(17,020)	5,683	8,455	(2,882)
Total other comprehensive (loss) income	$(56,174)	$(1,760)	$(42,421)	$(100,355)	$14,008	$(11,173)	$(75,342)	$(72,507)

    The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the three months ended March 31, 2022 and 2021:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Three Months Ended March 31,		Affected Line Items in the Consolidated Statements of Income
	2022	2021
	(In thousands)

Reclassification adjustment of actuarial net (loss) included in net income	$(339)	$(1,511)	Other non-interest expense
Income tax benefit	95	422
Net of tax	$(244)	$(1,089)

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

    Currency Forward Contracts. At March 31, 2022 and December 31, 2021, the Company had no currency forward contracts in place with commercial banking customers.

    Interest Rate Swaps. At both March 31, 2022 and December 31, 2021, the Company had interest rate swaps in place with 52 commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $183.4 million. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

    At March 31, 2022 and December 31, 2021, the Company had 13 and 14 interest rate swaps with notional amounts of $180.0 million and $190.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

At March 31, 2022, the Company had two interest rate swaps hedged against pools of floating rate commercial loans with notional amounts totaling $100.0 million. These swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. At December 31, 2021, the Company had no interest rate swaps hedged against pools of floating rate commercial loans.

    For the three months ended March 31, 2022 and 2021, the Company did not record any hedge ineffectiveness associated with these contracts.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
16.    Derivatives and Hedging Activities (continued)

    The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$4,226	Other Liabilities	$7,306
Total derivative instruments		$4,226		$7,306

	December 31, 2021
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$9,492	Other Liabilities	$17,366
Total derivative instruments		$9,492		$17,366

    For the three months ended March 31, 2022 and 2021, gains of $250,000 and $368,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties.

    At March 31, 2022 and December 31, 2021, accrued interest was $405,000 and $567,000.

    The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

    At March 31, 2022, the termination value of derivatives in a net liability position, which includes accrued interest, was $2.7 million. The Company has collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $2.2 million against its obligations under these agreements.

17.    Revenue Recognition

The Company's revenue includes net interest income on financial instruments and non-interest income. Most of the Company's revenue is not within the scope of Accounting Standards Codification Topic 606 which does not apply to revenue associated with financial instruments, including interest income on loans and securities, which comprise the majority of the Company's revenue. Revenue-generating activities that are within the scope of this guidance are components of non-interest income. These revenue streams can generally be classified as demand deposit account fees, title insurance fees and other fees.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
17.    Revenue Recognition (continued)

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$1,170	$838
Title insurance fees	957	1,620
Other non-interest income	2,031	1,744
Total in-scope non-interest income	4,158	4,202
Total out-of-scope non-interest income	2,883	4,393
Total non-interest income	$7,041	$8,595

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

18.    Subsequent Events

    The Company has evaluated events subsequent to March 31, 2022 and through the financial statement issuance date of May 10, 2022, and concluded that no material events occurred that would require disclosure except as noted as noted below.

As noted in Note 2, on May 1, 2022 the Company completed its acquisition of the RSI Entities and issued 6,086,314 shares of its common stock to the MHC at the effective time of the merger.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

    Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risk factors and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, as well as its impact on fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, higher inflation and its impact on national and local economic conditions, the Company's ability to successfully implement its business strategy, including the consummation of its pending acquisition of RSI Bank, acquisitions and the integration of acquired businesses, credit risk management, the effect of the COVID-19 pandemic (including its impact on our borrowers and their ability to repay their loans, and on the local and national economies), asset-liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

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

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Net income of $20.4 million was recorded for the quarter ended March 31, 2022, a decrease of $641,000, or 3.0%, compared to net income of $21.0 million for the quarter ended March 31, 2021. The decrease in net income was primarily attributable to a $2.7 million increase in provision for credit losses, a $1.6 million decrease in non-interest income, and a $3.0 million increase in non-interest expense, partially offset by a $6.0 million increase in net interest income and a $712,000 decrease in income tax expense.

Net interest income was $62.7 million for the quarter ended March 31, 2022, an increase of $6.0 million, or 10.5%, from $56.7 million for the quarter ended March 31, 2021. The increase in net interest income was primarily attributable to a $4.9 million decrease in interest expense, resulting from a decrease in interest expense on deposits and borrowings, coupled with a $1.1 million increase in interest income. The decrease in interest expense on deposits was driven by both an inflow of lower cost deposits and the repricing of existing deposits at reduced rates as a result of a sustained lower interest rate environment. The 25 basis point increase in interest rates announced by the Federal Reserve in March 2022 did not significantly impact first quarter results. The increase in interest income for the quarter ended March 31, 2022 was due to an increase in the average balance of interest-earning assets. Prepayment penalties, which are included in interest income on loans, totaled $1.3 million for the quarter ended March 31, 2022, compared to $968,000 for the quarter ended March 31, 2021.

The average yield on loans for the quarter ended March 31, 2022 decreased 25 basis points to 3.62%, as compared to 3.87% for the quarter ended March 31, 2021, due to the sustained lower interest rate environment. The average yield on securities for the quarter ended March 31, 2022 increased 15 basis points to 2.20%, as compared to 2.05% for the quarter ended March 31, 2021, as $47.4 million of higher yielding securities were purchased, and a number of adjustable rate securities tied to various indexes, repriced higher during the quarter. The average yield on other interest-earning assets for the quarter ended March 31, 2022 increased 214 basis points to 2.81%, as compared to 0.67% for the quarter ended March 31, 2021, as average cash balances in lower yielding bank accounts were redeployed into higher yielding loans and securities.

Total interest expense was $6.0 million for the quarter ended March 31, 2022, a decrease of $4.9 million, or 44.9%, from $10.9 million for the quarter ended March 31, 2021. The decrease in interest expense was primarily attributable to a 34 basis point decrease in the average cost of interest-bearing deposits which was partially offset by the impact of the increase in the average balance of deposits. The decrease in the cost of deposits was driven by both an inflow of lower cost deposits and the repricing of existing deposits at lower interest rates. Interest on borrowings decreased $700,000, or 34.6%, due to a decrease in the average balance of borrowings.

The Company's net interest margin for the quarter ended March 31, 2022 increased 18 basis points to 2.98%, when compared to 2.80% for the quarter ended March 31, 2021. The weighted average yield on interest-earning assets decreased 7 basis points to

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
3.27% for the quarter ended March 31, 2022 as compared to 3.34% for the quarter ended March 31, 2021. The average cost of interest-bearing liabilities decreased 32 basis points to 0.39% for the quarter ended March 31, 2022 as compared to 0.71% for the quarter ended March 31, 2021. The decrease in yields and costs for the quarter ended March 31, 2022 were largely driven by a continued lower interest rate environment. The net interest margin increased for the quarter ended March 31, 2022 as the cost of interest-bearing liabilities continued to reprice lower more rapidly than the yields on interest-earning assets and cash and cash equivalents were redeployed into higher yielding loans.

On January 1, 2022, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), also known as the Current Expected Credit Loss ("CECL") standard. CECL requires the measurement of all expected credit losses over the life of financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In connection with the adoption of CECL, the Company recognized a cumulative effect adjustment that increased stockholders' equity by $6.2 million, net of tax. At adoption and on a gross basis, the Company decreased its allowance for credit losses ("ACL") by $16.8 million for loans, increased its ACL for unfunded commitments, included in other liabilities, by $7.7 million, and established an ACL for debt securities available for sale of $490,000. The provision for credit losses for the quarter ended March 31, 2022 was $1.5 million, an increase of $2.7 million, from a reversal of provision for loan loss of $1.3 million recorded for the quarter ended March 31, 2021. The increase in provision for credit losses during the quarter was primarily attributable to an increase in the balances of loans and the consideration of economic conditions.

Non-interest income was $7.0 million for the quarter ended March 31, 2022, a decrease of $1.6 million, or 18.1%, from $8.6 million for the quarter ended March 31, 2021. The decrease was primarily attributable to a decrease in income from the gain on the sale of loans of $2.0 million and a decrease in income from title insurance fees of $663,000, partially offset by an increase in the change in fair value of equity securities of $667,000.

Non-interest expense was $40.7 million for the quarter ended March 31, 2022, an increase of $3.0 million, or 8.1%, from $37.7 million for the quarter ended March 31, 2021. The increase was primarily attributable to an increase in compensation and employee benefits expense of $2.6 million and an increase in data processing and software expenses of $496,000. The increase in compensation and employee benefits expense was due to an increase in staff levels and related personnel benefit costs, partially due the acquisition of Freehold Bank in December 2021. The increase in data processing and software expenses was attributable to the amortization of software costs related to several digital banking and other Fintech solutions. Included in other non-interest expense for the quarter ended March 31, 2022, were three litigation settlements paid or accrued for totaling $2.2 million, including a previously disclosed award of $1.3 million in attorney’s fees paid to the plaintiffs’ counsel in connection with the settlement of a lawsuit involving the Company and certain of its current and former directors regarding certain 2019 equity awards granted under the Company's 2019 Equity Incentive Plan. Non-interest expense for the quarter ended March 31, 2022 also includes the provision for credit losses for unfunded commitments of $648,000 related to the CECL standard.

Income tax expense was $7.2 million for the quarter ended March 31, 2022, a decrease of $712,000, as compared to $7.9 million for the quarter ended March 31, 2021, mainly due to a decrease in pre-tax income, and to a lesser extent, a decrease in the Company's effective tax rate. The Company's effective tax rate was 26.0% and 27.2% for the quarters ended March 31, 2022 and 2021, respectively.

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and March 31, 2021

Total assets increased $13.0 million, or 0.1%, with a balance of $9.2 billion at both March 31, 2022 and December 31, 2021. The increase in total assets was primarily attributable to an increase in loans receivable, net of $131.7 million, and an increase in cash and cash equivalents of $25.0 million, partially offset by decreases in debt securities available for sale of $124.4 million, debt securities held to maturity of $10.7 million, and other assets of $10.0 million.

Cash and cash equivalents increased $25.0 million, or 35.3%, to $96.0 million at March 31, 2022 from $71.0 million at December 31, 2021. The increase was primarily attributable to repayments on loans and mortgage-backed securities and growth in deposits, partially offset by $47.4 million in purchases of debt securities available for sale and $21.7 million in repurchases of common stock under our stock repurchase program.

Debt securities available for sale decreased $124.4 million, or 7.3%, to $1.6 billion at March 31, 2022 from $1.7 billion at December 31, 2021. The decrease was attributable to repayments of $89.9 million, partially offset by purchases of $47.4 million, consisting primarily of corporate debt and mortgage-backed securities. The gross unrealized gain (loss) on debt securities available for sale decreased $80.2 million, predominately due to rising interest rates, and the allowance for credit losses on debt securities available for sale increased $1.1 million during the quarter ended March 31, 2022.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Debt securities held to maturity decreased $10.7 million, or 2.5%, to $419.0 million at March 31, 2022 from $429.7 million at December 31, 2021 due to repayments of $10.7 million.

Loans receivable, net, increased $131.7 million, or 2.1%, to $6.4 billion at March 31, 2022 from $6.3 billion at December 31, 2021. One-to-four family real estate loans, multi-family real estate loans, commercial real estate loans, and commercial business loans increased $87.4 million, $36.8 million, $13.5 million, and $14.3 million, respectively, partially offset by decreases in construction loans and home equity loans and advances of $33.4 million and $5.9 million, respectively. The allowance for credit losses for loans decreased $15.5 million to $47.2 million at March 31, 2022 from $62.7 million at December 31, 2021. A $16.8 million decrease in the allowance for credit losses for loans was recorded on January 1, 2022 upon adoption of the CECL standard. During the quarter ended March 31, 2022, the allowance for credit losses increased $916,000 primarily due to an increase in the outstanding balance of loans. The March 31, 2022 methodology and impact of loss rates and qualitative factors remained consistent with those established upon initial adoption.

Other assets decreased $10.0 million, or 4.0%, to $239.6 million at March 31, 2022 from $249.6 million at December 31, 2021. The decrease in other assets consisted of a decrease of $15.0 million in the collateral balance related to our swap agreement obligations, and a decrease of $4.9 million in interest rate swap assets, partially offset by an increase in net deferred tax assets of $8.9 million.
Total liabilities increased $59.6 million, or 0.7%, to $8.2 billion at March 31, 2022 from $8.1 billion at December 31, 2021. The increase was primarily attributable to an increase in total deposits of $24.8 million, or 0.3%, and an increase in borrowings of $55.4 million, or 14.7%, partially offset by a decrease in accrued expenses and other liabilities of $22.0 million, or 13.7%. The increase in total deposits consisted of increases in interest-bearing demand deposits, money market accounts, and savings and club deposits of $53.1 million, $39.0 million, and $28.6 million, respectively, partially offset by decreases in non-interest- bearings demand deposits and certificates of deposit accounts of $53.5 million, and $42.5 million, respectively. The increase in borrowings was primarily driven by a $65.5 million increase in FHLB overnight borrowings. The decrease in accrued expenses and other liabilities primarily consisted of a $9.5 million decrease in interest rate swap liabilities, a $9.3 million decrease in accrued bonus and a decrease in net deferred tax liabilities of $9.7 million, partially offset by an increase in allowance for credit losses for unfunded commitments of $8.3 million. Upon the initial adoption of the CECL standard on January 1 2022, an allowance for credit losses for unfunded commitments of $7.7 million was recorded.

Total stockholders’ equity decreased $46.6 million, or 4.3%, to $1.0 billion at March 31, 2022 from $1.1 billion at December 31, 2021. The decrease was primarily attributable to an increase of $54.4 million in unrealized losses on debt securities available for sale and interest rate swap contracts, net of taxes, included in other comprehensive income, and the repurchase of 1,023,519 shares of common stock totaling $21.7 million, or $21.19 per share, under our stock repurchase program, partially offset by net income of $20.4 million.

Asset Quality

The Company's non-performing loans at March 31, 2022 totaled $4.6 million, or 0.07% of total gross loans, as compared to $3.9 million, or 0.06% of total gross loans, at December 31, 2021. The $656,000 increase in non-performing loans was primarily attributable to an increase of $1.3 million in non-performing commercial real estate loans, partially offset by decreases of $566,000 and $65,000, respectively, in non-performing commercial business loans and home equity loans and advances. The increase in non-performing commercial real estate loans was due to an increase in the number of loans from one non-performing loan at December 31, 2021 to two loans at March 31, 2022. The decrease in non-performing commercial business loans was due to a decrease in the number of loans from six non-performing loans at December 31, 2021 to one non-performing loans at March 31, 2022. Non-performing assets as a percentage of total assets totaled 0.05% at March 31, 2022 as compared to 0.04% at December 31, 2021.

For the quarter ended March 31, 2022, net recoveries totaled $111,090, as compared to $1.5 million in net charge-offs for the quarter ended March 31, 2021.

The Company's allowance for credit losses on loans was $47.2 million, or 0.73% of total gross loans, at March 31, 2022, compared to $62.7 million, or 0.99% of total gross loans, at December 31, 2021. The decrease in the allowance for credit losses for loans was primarily attributable to the impact of the initial adoption of the CECL standard on January 1, 2022, which resulted in a decrease to allowance for credit losses on loans of $16.8 million.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COVID-19
At March 31, 2022, there were two loans on deferral for $2.6 million, a decrease of $68.1 million, compared to $70.7 million at March 31, 2021, and a decrease of $21.7 million, compared to $24.3 million at December 31, 2021. These short-term loan modifications are treated in accordance with Section 4013 of the CARES Act and are not treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears. The Consolidated Appropriations Act, 2021, which was enacted in late December 2020, extended certain provisions of the CARES Act through January 1, 2022, including provisions permitting loan deferral extension requests to not be treated as troubled debt restructurings. Subsequent modifications to these loans will be evaluated for troubled debt restructuring accounting treatment.

Subsequently, both of these loans are back on full repayment as the deferral period ended, and payments are current for April 2022.

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

▪Adequacy of the allowance for credit losses
▪Valuation of deferred tax assets
▪Valuation of retirement and post-retirement benefits

The calculation of the allowance for credit losses is a critical accounting policy of the Company. The allowance for credit losses is a valuation account that reflects management’s evaluation of the current expected credit losses in the loan portfolio. The Company maintains the allowance for credit losses through provisions for credit losses that are charged to income. Charge-offs against the allowance for credit losses are taken on loans where management determines that the collection of loan principal and interest is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for credit losses.

Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience for both the Company and peers provides the basis for the estimation of expected credit losses, where observed credit losses are converted to probability of default rate through the use of segment-specific loss given default risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment, primarily due to the nature of the underlying collateral. These risk factors were assessed for reasonableness against the Company’s own loss experience and adjusted in certain cases when the relationship between the Company’s historical default and loss severity deviate from that of the wider industry. The historical probability of default ("PD") curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle.

Using the historical relationship between economic conditions and loan performance, management’s expectation of future loan performance is incorporated using an externally developed economic forecast. This forecast is applied over a period that management has determined to be reasonable and supportable. Beyond the period over which management can develop or source a reasonable and supportable forecast, the model will revert to long-term average economic conditions using a straight-line, time-based methodology. The Company's current forecast period is six quarters, with a four quarter reversion period to historical average macroeconomic factors.

The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each segment is measured using an economic forecast, discounted cash flow modeling methodology in which distinct, segment-specific multi-variate regression models are applied to an external economic forecast. Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. The contractual term excludes

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
expected extensions, renewals, and modifications. After quantitative considerations, management applies additional qualitative adjustments so that the allowance for credit loss is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date.

Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral, which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled.

The allowance for credit losses on loans individually evaluated for impairment is based upon loans that have been identified through the Company’s loan monitoring process. This process includes the review of delinquent, restructured, and charged-off loans.

    Management believes the primary risks inherent in the portfolio are a general decline in the economy, a decline in real estate market values, rising unemployment, and increases in interest rates in the absence of economic improvement. Any one or a combination of these events may adversely affect a borrower's ability to repay its loan, resulting in increased delinquencies and loan losses. Accordingly, the Company has recorded loan losses at a level which is estimated to represent the current risk in its loan portfolio. Management considers it important to maintain the ratio of the allowance for credit losses to total loans at an acceptable level considering the current composition of the loan portfolio.

    Although management believes that the Company has established and maintained the allowance for credit losses at appropriate levels, reserve levels may change if future economic, organizational, and portfolio conditions differ from the current operating environment. Management evaluates its estimates and assumptions on an ongoing basis, and the estimates and assumptions are adjusted when facts and circumstances necessitate a re-valuation of the estimate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. In addition, regulatory agencies periodically review the adequacy of the Company’s allowance for credit losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for credit losses remains an estimate that is subject to significant judgment.

    The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and projections of future taxable income. These estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets and that it is more likely than not that the benefits from certain state temporary differences will not be realized. At March 31, 2022 and December 31, 2021, the Company's net deferred tax assets (liabilities) totaled $8.9 million and $(9.7) million, respectively, which included a valuation allowance totaling $2.0 million at both dates. Based upon projections of future taxable income and the ability to carryforward operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

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

    The table below sets forth, as of March 31, 2022, the net portfolio value, the estimated changes in the net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and Freehold Bank and its subsidiaries only and does not include any assets of the Company.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
			(Dollars in thousands)
+300	$239,272	$(7,134)	(2.90)%	$1,194,268	14.77%	(20.23)%
+200	241,979	(4,427)	(1.80)	1,303,105	15.62	(12.96)
+100	244,294	(2,112)	(0.86)	1,404,224	16.30	(6.20)
Base	246,406	—	—	1,497,094	16.83	—
-100	237,969	(8,437)	(3.42)	1,518,375	16.52	1.42

    As of March 31, 2022, based on the scenarios above, net interest income would decrease by approximately 1.80% if rates were to rise 200 basis points, and would decrease by 3.42% if rates were to decrease 100 basis points over a one-year time horizon.

    Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of March 31, 2022, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 12.96%. If rates were to decrease 100 basis points, the model forecasts a 1.42% decrease in the NPV.

    Overall, our March 31, 2022 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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
Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of March 31, 2022 and December 31, 2021, each of the Company and the Banks exceeded all capital adequacy requirements to which it is subject.

    The following table presents the Company's, Columbia Bank's and Freehold Bank's actual capital amounts and ratios at March 31, 2022 and December 31, 2021 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At March 31, 2022:
Total capital (to risk-weighted assets)	$1,104,246	16.93%	$521,645	8.00%	$684,660	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,048,214	16.08	391,234	6.00	554,248	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,040,997	15.96	293,426	4.50	456,440	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,048,214	11.41	367,389	4.00	367,389	4.00	N/A	N/A

At December 31, 2021:
Total capital (to risk-weighted assets)	$1,104,863	17.13%	$515,924	8.00%	$677,151	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,041,650	16.15	386,943	6.00	548,170	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,034,433	16.04	290,207	4.50	451,434	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,041,650	11.23	370,909	4.00	370,909	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Columbia Bank	(In thousands, except ratio data)
At March 31, 2022:
Total capital (to risk-weighted assets)	$983,196	15.56%	$505,507	8.00%	$663,478	10.50%	$631,884	10.00%
Tier 1 capital (to risk-weighted assets)	928,031	14.69	379,130	6.00	537,101	8.50	505,507	8.00
Common equity tier 1 capital (to risk-weighted assets)	928,031	14.69	284,348	4.50	442,319	7.00	410,724	6.50
Tier 1 capital (to adjusted total assets)	928,031	10.43	355,941	4.00	355,941	4.00	444,927	5.00

At December 31, 2021:
Total capital (to risk-weighted assets)	$962,137	15.39%	$500,127	8.00%	$656,417	10.50%	$625,159	10.00%
Tier 1 capital (to risk-weighted assets)	898,935	14.38	375,095	6.00	531,385	8.50	500,127	8.00
Common equity tier 1 capital (to risk-weighted assets)	898,935	14.38	281,322	4.50	437,611	7.00	406,353	6.50
Tier 1 capital (to adjusted total assets)	898,935	9.80	366,961	4.00	366,961	4.00	458,701	5.00

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Freehold Bank	(In thousands, except ratio data)
At March 31, 2022:
Total capital (to risk-weighted assets)	$42,613	23.12%	$14,742	8.00%	$19,349	10.50%	$18,428	10.00%
Tier 1 capital (to risk-weighted assets)	41,794	22.68	11,057	6.00	15,663	8.50	14,742	8.00
Common equity tier 1 capital (to risk-weighted assets)	41,794	22.68	8,292	4.50	12,899	7.00	11,978	6.50
Tier 1 capital (to adjusted total assets)	41,794	14.65	11,409	4.00	11,409	4.00	14,261	5.00

At December 31, 2021:
Total capital (to risk-weighted assets)	$41,549	22.87%	$14,534	8.00%	$19,076	10.50%	$18,168	10.00%
Tier 1 capital (to risk-weighted assets)	41,537	22.86	10,901	6.00	15,443	8.50	14,534	8.00
Common equity tier 1 capital (to risk-weighted assets)	41,537	22.86	8,176	4.50	12,717	7.00	11,809	6.50
Tier 1 capital (to adjusted total assets)	41,537	13.71	12,118	4.00	12,118	4.00	15,147	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

    During the quarter ended March 31, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

    The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

    For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission. As of March 31, 2022, the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    The following table reports information regarding repurchases of the Company's common stock during the quarter ended March 31, 2022:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2022	504,500	$20.89	504,500	4,309,439
February 1 - 28, 2022	301,500	21.44	301,500	4,007,939
March 1 - 31, 2022	254,268	21.51	217,519	3,790,420
Total	1,060,268	$21.20	1,023,519

(1) On December 6, 2021, the Company announced that its Board of Directors authorized a new stock repurchase program to acquire up to 5,000,000 shares, or approximately 4.6%, of the Company's then issued and outstanding common stock, commencing upon the completion of the Company's stock repurchase program announced on February 1, 2021. On December 21, 2021, the Company completed the repurchases under the previous stock repurchase program.

(2) During the three months ended March 31, 2022, 31,570 shares were repurchased pursuant to forfeitures and 5,179 shares were repurchased for taxes related to the 2019 Equity Incentive Plan and not as part of a share repurchase program.

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

101.0
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2022, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

101. INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Columbia Financial, Inc.

Date:	May 10, 2022	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2022	/s/Dennis E. Gibney
Dennis E. Gibney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)