Form 10-Q
period 2022-06-30
Columbia Financial, Inc.
filed 2022-08-09
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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
☐ Yes ☒ No

As of August 5, 2022, there were 110,499,898 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets	(Unaudited)

Cash and due from banks	$109,021	$70,702
Short-term investments	131	261
Total cash and cash equivalents	109,152	70,963

Debt securities available for sale, at fair value	1,490,642	1,703,847
Debt securities held to maturity, at amortized cost (fair value of $393,025 and $434,789 at June 30, 2022 and December 31, 2021, respectively)	425,884	429,734
Equity securities, at fair value	3,717	2,710
Federal Home Loan Bank stock	26,293	23,141

Loans receivable	6,982,796	6,360,601
Less: allowance for credit losses (1)	50,583	62,689
Loans receivable, net	6,932,213	6,297,912

Accrued interest receivable	28,272	28,300
Office properties and equipment, net	83,743	78,708
Bank-owned life insurance ("BOLI")	261,586	247,474
Goodwill and intangible assets	129,094	91,693
Other assets	260,822	249,615
Total assets	$9,751,418	$9,224,097

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$8,033,064	$7,570,216
Borrowings	419,969	377,309
Advance payments by borrowers for taxes and insurance	45,869	36,471
Accrued expenses and other liabilities	178,232	161,020
Total liabilities	8,677,134	8,145,016

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 130,777,623 shares issued and 111,000,740 shares outstanding at June 30, 2022 and 124,630,738 shares issued and 107,442,453 shares outstanding at December 31, 2021	1,308	1,246
Additional paid-in capital	776,542	667,906
Retained earnings	814,708	765,133
Accumulated other comprehensive loss	(155,845)	(45,919)
Treasury stock, at cost; 19,776,883 shares at June 30, 2022 and 17,188,285 shares at December 31, 2021	(325,723)	(271,647)
Common stock held by the Employee Stock Ownership Plan	(35,895)	(37,026)
Stock held by Rabbi Trust	(2,878)	(2,425)
Deferred compensation obligations	2,067	1,813
Total stockholders' equity	1,074,284	1,079,081
Total liabilities and stockholders' equity	$9,751,418	$9,224,097

See accompanying notes to unaudited consolidated financial statements.

(1) The Company adopted ASU 2016-13 as of January 1, 2022. Prior year periods have not been restated.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:	(Unaudited)
Loans receivable	$61,927	$57,683	$118,884	$116,451
Debt securities available for sale and equity securities	8,419	7,521	17,307	13,899
Debt securities held to maturity	2,357	2,151	4,783	3,903
Federal funds and interest-earning deposits	77	39	94	143
Federal Home Loan Bank stock dividends	298	487	745	1,122
Total interest income	73,078	67,881	141,813	135,518
Interest expense:
Deposits	4,671	7,855	9,358	16,730
Borrowings	1,900	1,946	3,222	3,968
Total interest expense	6,571	9,801	12,580	20,698

Net interest income	66,507	58,080	129,233	114,820

Provision for (reversal of) credit losses (1)	1,539	(1,761)	2,998	(3,041)

Net interest income after provision for (reversal of) credit losses	64,968	59,841	126,235	117,861

Non-interest income:
Demand deposit account fees	1,449	858	2,619	1,696
Bank-owned life insurance	2,139	1,497	3,868	2,971
Title insurance fees	1,035	1,503	1,992	3,123
Loan fees and service charges	856	714	1,496	1,365
Gain (loss) on securities transactions	210	(281)	210	(281)
Change in fair value of equity securities	(147)	(778)	(68)	(1,366)
Gain on sale of loans	—	8,524	110	10,674
Other non-interest income	2,127	2,354	4,483	4,804
Total non-interest income	7,669	14,391	14,710	22,986

Non-interest expense:
Compensation and employee benefits	28,871	23,601	54,870	46,994
Occupancy	5,436	4,814	10,865	10,066
Federal deposit insurance premiums	630	567	1,277	1,147
Advertising	795	663	1,444	1,198
Professional fees	1,839	1,651	3,593	3,441
Data processing and software expenses	3,099	2,612	6,366	5,383
Merger-related expenses	1,327	75	1,478	75
Loss on extinguishment of debt	—	—	—	742
Other non-interest expense, net	(277)	3,627	2,576	6,267
Total non-interest expense	41,720	37,610	82,469	75,313

Income before income tax expense	30,917	36,622	58,476	65,534

Income tax expense	7,958	9,934	15,113	17,801

Net income	$22,959	$26,688	$43,363	$47,733

Earnings per share-basic and diluted	$0.22	$0.26	$0.41	$0.45
Weighted average shares outstanding-basic	106,204,230	104,537,656	104,684,765	105,253,661
Weighted average shares outstanding-diluted	106,750,557	104,537,656	105,246,304	105,253,661

See accompanying notes to unaudited consolidated financial statements.

(1) The Company adopted ASU 2016-13 as of January 1, 2022. Prior year periods have not been restated.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)

Net income	$22,959	$26,688	$43,363	$47,733

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on debt securities available for sale	(37,676)	4,788	(95,491)	(12,246)
Accretion of unrealized (loss) gain on debt securities reclassified as held to maturity	(3)	(12)	(6)	2
Reclassification adjustment for gain included in net income	152	(202)	152	(202)
	(37,527)	4,574	(95,345)	(12,446)

Derivatives, net of tax:
Unrealized gain on swap contracts accounted for as cash flow hedges	828	948	3,985	6,631
	828	948	3,985	6,631

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(11)	(11)	(22)	(20)
Reclassification adjustment of actuarial net (loss) included in net income	(244)	(1,089)	(488)	(2,178)
Change in funded status of retirement obligations	(18,536)	24,818	(18,056)	34,371
	(18,791)	23,718	(18,566)	32,173

Total other comprehensive (loss) income	(55,490)	29,240	(109,926)	26,358

Total comprehensive (loss) income, net of tax	$(32,531)	$55,928	$(66,563)	$74,091

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended June 30, 2022 and 2021
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at March 31, 2021	$1,220	$611,549	$694,129	$(72,507)	$(195,361)	$(38,734)	$(2,141)	$1,494	$999,649
Net income	—	—	26,688	—	—	—	—	—	26,688
Other comprehensive income	—	—	—	29,240	—	—	—	—	29,240
Stock based compensation	—	2,397	—	—	—	—	—	—	2,397
Purchase of treasury stock (1,471,501 shares)	—	—	—	—	(25,709)	—	—	—	(25,709)
Exercise of options	—	1	—	—	—	—	—	—	1
Restricted stock forfeitures (128 shares)	—	2	—	—	(2)	—	—	—	—
Employee Stock Ownership Plan shares committed to be released	—	432	—	—	—	565	—	—	997
Funding of deferred compensation obligations	—	—	—	—	—	—	(64)	(153)	(217)
Balance at June 30, 2021	$1,220	$614,381	$720,817	$(43,267)	$(221,072)	$(38,169)	$(2,205)	$1,341	$1,033,046

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended June 30, 2022 and 2021
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at March 31, 2022	$1,247	$670,955	$791,749	$(100,355)	$(294,121)	$(36,461)	$(2,746)	$2,219	$1,032,487
Net income	—	—	22,959	—	—	—	—	—	22,959
Other comprehensive (loss)	—	—	—	(55,490)	—	—	—	—	(55,490)
Issuance of common stock to Columbia Bank MHC	61	102,680	—	—	—	—	—	—	102,741
Stock based compensation	—	2,192	—	—	—	—	—	—	2,192
Purchase of treasury stock (1,523,148 shares)	—	—	—	—	(31,491)	—	—	—	(31,491)
Exercise of stock options (5,412 shares)	—	(10)	—	—	—	—	—	—	(10)
Restricted stock forfeitures (5,182 shares)	—	111	—	—	(111)	—	—	—	—
Employee Stock Ownership Plan shares committed to be released	—	614	—	—	—	566	—	—	1,180
Funding of deferred compensation obligations	—	—	—	—	—	—	(132)	(152)	(284)
Balance at June 30, 2022	$1,308	$776,542	$814,708	$(155,845)	$(325,723)	$(35,895)	$(2,878)	$2,067	$1,074,284

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Six Months Ended June 30, 2022 and 2021
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2020	$1,220	$609,531	$673,084	$(69,625)	$(163,015)	$(39,293)	$(1,875)	$1,260	$1,011,287
Net income	—	—	47,733	—	—	—	—	—	47,733
Other comprehensive income	—	—	—	26,358	—	—	—	—	26,358
Treasury stock allocated to restricted stock award grants	—	(733)	—	—	733	—	—	—	—
Stock based compensation	—	4,540	—	—	—	—	—	—	4,540
Purchase of treasury stock (3,470,040 shares)	—	—	—	—	(58,546)	—	—	—	(58,546)
Exercise of stock options (1,661 shares)	—	1	—	—	—	—	—	—	1
Restricted stock forfeitures (13,974 shares)	—	244	—	—	(244)	—	—	—	—
Employee Stock Ownership Plan shares committed to be released	—	798	—	—	—	1,124	—	—	1,922
Funding of deferred compensation obligations	—	—	—	—	—	—	(330)	81	(249)
Balance at June 30, 2021	$1,220	$614,381	$720,817	$(43,267)	$(221,072)	$(38,169)	$(2,205)	$1,341	$1,033,046

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Six Months Ended June 30, 2022 and 2021
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2021	$1,246	$667,906	$765,133	$(45,919)	$(271,647)	$(37,026)	$(2,425)	$1,813	$1,079,081
Effect of adopting ASU No. 2016-13 ("CECL")	—	—	6,212	—	—	—		—	6,212
Balance at January 1, 2022	1,246	667,906	771,345	(45,919)	(271,647)	(37,026)	(2,425)	1,813	1,085,293
Net income	—	—	43,363	—	—	—	—	—	43,363
Other comprehensive (loss)	—	—	—	(109,926)	—	—	—	—	(109,926)
Issuance of common stock to Columbia Bank MHC	61	102,680	—	—	—	—	—	—	102,741
Issuance of common stock allocated to restricted stock award grants (51,746 shares)	1	(1)	—	—	—	—	—	—	—
Stock based compensation	—	4,107	—	—	—	—	—	—	4,107
Purchase of treasury stock (2,546,667 shares)	—	—	—	—	(53,176)	—	—	—	(53,176)
Exercise of stock options ( 68,271 shares)	—	(192)	—	—	—	—	—	—	(192)
Restricted stock forfeitures (36,752 shares)	—	787	—	—	(787)	—	—	—	—
Repurchase shares for taxes (5,179 shares)	—	—	—	—	(113)	—	—	—	(113)
Employee Stock Ownership Plan shares committed to be released	—	1,255	—	—	—	1,131	—	—	2,386
Funding of deferred compensation obligations	—	—	—	—	—	—	(453)	254	(199)
Balance at June 30, 2022	$1,308	$776,542	$814,708	$(155,845)	$(325,723)	$(35,895)	$(2,878)	$2,067	$1,074,284

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2022	2021
	(In thousands, unaudited)
Cash flows from operating activities:
Net income	$43,363	$47,733
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	3,267	(1,439)
Net amortization of premiums and discounts on securities	1,472	2,541
Net amortization of mortgage servicing rights	124	129
Amortization of intangible assets	749	520
Depreciation and amortization of office properties and equipment	3,605	3,362
Amortization of operating lease right-of-use assets	1,905	1,811
Loss on extinguishment of debt	—	742
Provision for (reversal of) credit losses	2,998	(3,041)
(Gain) loss on securities transactions	(210)	281
Change in fair value of equity securities	68	1,365
Gain on securitizations	—	(2,259)
Gain on sale of loans	(110)	(8,415)
Net loss on disposal of office properties and equipment	29	61
Deferred tax expense	2,219	736
Decrease in accrued interest receivable	938	1,160
Decrease in other assets	7,249	23,155
Increase in accrued expenses and other liabilities	4,661	592
Income on bank-owned life insurance	(3,868)	(2,971)
Employee stock ownership plan expense	2,386	1,922
Stock based compensation	4,107	4,540
(Decrease) in deferred compensation obligations under Rabbi Trust	(199)	(249)
Net cash provided by operating activities	74,753	72,276
Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	126,772	4,719
Proceeds from paydowns/maturities/calls of debt securities available for sale	169,220	169,638
Proceeds from paydowns/maturities/calls of debt securities held to maturity	21,919	20,633
Purchases of debt securities available for sale	(137,025)	(416,106)
Purchases of debt securities held to maturity	(18,298)	(160,466)
Proceeds from sales of loans held-for-sale	3,212	274,980
Purchases of loans receivable	—	(71,590)
Net increase in loans receivable	(291,878)	(125,022)
Proceeds from bank-owned life insurance death benefits	774	5
Proceeds from redemptions of Federal Home Loan Bank stock	42,219	7,630
Purchases of Federal Home Loan Bank stock	(44,465)	(4,793)
Proceeds from sales of office properties and equipment	1,009	685
Additions to office properties and equipment	(2,382)	(3,584)
Net cash acquired in acquisition	140,769	—
Net cash provided by (used in) investing activities	$11,846	$(303,271)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
	2022	2021
	( In thousands, unaudited)

Cash flows from financing activities:
Net (decrease) increase in deposits	$(39,884)	$300,652
Proceeds from long-term borrowings	—	37,120
Payments on long-term borrowings	—	(54,168)
Net increase (decrease) in short-term borrowings	36,898	(33,375)
Increase in advance payments by borrowers for taxes and insurance	8,057	3,585
Exercise of stock options	(192)	1
Purchase of treasury stock	(53,176)	(58,546)
Repurchase of shares for taxes	(113)	—
Net cash (used in) provided by financing activities	$(48,410)	$195,269

Net increase (decrease) in cash and cash equivalents	$38,189	$(35,726)

Cash and cash equivalents at beginning of year	70,963	422,957
Cash and cash equivalents at end of period	$109,152	$387,231

Cash paid during the period for:
Interest on deposits and borrowings	$12,863	$20,892
Income tax payments, net of (refunds)	$11,919	$8,528

Non-cash investing and financing activities:
Transfer of loans receivable to loans held-for-sale	$3,102	$262,419
Securitization of loans	—	99,603
Acquisition:
Non-cash assets acquired:
Debt securities available for sale	$79,024	$—
Equity securities	1,075	—
Federal Home Loan Bank stock	906	—
Loans receivable	335,501	—
Accrued interest receivable	910	—
Office properties and equipment, net	7,296	—
Goodwill and intangibles	38,274	—
Deferred tax asset, net	3,633	—
Bank-owned life insurance	13,033	—
Other assets	2,723	—
Total non-cash assets acquired	$482,375	$—
Liabilities assumed:
Deposits	$502,732	$—
Borrowings	5,762	—
Advance payments by borrowers for taxes and insurance	1,341	—
Accrued expenses and other liabilities	10,568	—
Total liabilities assumed	$520,403	$—
Net non-cash liabilities assumed	$(38,028)	$—
Net cash and cash equivalents acquired in acquisition	$140,769	$—

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.Basis of Financial Statement Presentation

    The accompanying consolidated financial statements include the accounts of Columbia Financial, Inc. ("Columbia Financial"), its wholly-owned subsidiaries, Columbia Bank ("Columbia") and Freehold Bank ("Freehold") and Columbia's wholly-owned subsidiaries, Columbia Investment Services, Inc., 2500 Broadway Corp., 1901 Residential Management Co. LLC, Plaza Financial Services, Inc., First Jersey Title Services, Inc., Real Estate Management Corp. LLC, 1901 Commercial Management Co. LLC, Stewardship Realty LLC, CSB Realty Corp., RSI Insurance Agency, Inc., RSI Investment Corporation, and Highlander Investment Company and Freehold's wholly-owned inactive subsidiary, Freehold S & L Service Corporation (collectively, the “Company”). In consolidation, all intercompany accounts and transactions are eliminated.

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

    The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the Freehold Entities totaled $7,000 during the three and six months ended June 30, 2022. Merger expenses recorded during the three and six months ended June 30, 2021 totaled $75,000.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
2.    Acquisitions (continued)

RSI Bank

On May 1, 2022, the Company completed its acquisition of RSI Bancorp, M.H.C., RSI Bancorp, Inc. and RSI Bank (collectively, the “RSI Entities”). Pursuant to the terms of the merger agreement, RSI Bancorp, M.H.C. merged with and into the MHC, with the MHC as the surviving entity; RSI Bancorp, Inc. merged with and into Columbia Financial, with Columbia Financial as the surviving entity; and RSI Bank merged with and into Columbia Bank, with Columbia Bank as the surviving institution. Under the terms of the merger agreement, depositors of RSI Bank became depositors of Columbia Bank and have the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at RSI Bank. The Company issued 6,086,314 shares of its common stock to the MHC, representing an amount equal to the discounted fair value of the RSI Entities as determined by an independent appraiser, at the effective time of the merger.

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the RSI Entities totaled $1.3 million and $1.5 million, respectively, during the three and six months ended June 30, 2022. There were no related merger expenses associated with the acquisition of the RSI Entities recorded during the three and six months ended June 30, 2021.

The following table sets forth assets acquired and liabilities assumed in the acquisition of the RSI Entities, at their estimated fair values as of the closing date of the transaction:

May 1, 2022
(In thousands)
Assets acquired:
Cash and cash equivalents	$140,769
Debt securities available for sale	79,024
Equity securities	1,075
Federal Home Loan Bank Stock	906
Loans receivable	335,501
Accrued interest receivable	910
Office properties and equipment, net	7,296
Bank-owned life insurance	13,033
Deferred tax asset, net	3,633
Core deposit intangibles	10,271
Other assets	2,723
Total assets acquired	$595,141

Liabilities assumed:
Deposits	$502,732
Borrowings	5,762
Advance payments by borrowers for taxes and insurance	1,341
Accrued expenses and other liabilities	10,568
Total liabilities assumed	$520,403

Net assets acquired	$74,738
Fair market value of stock issued to Columbia Bank MHC for purchase	102,741
Goodwill recorded at merger	$28,003

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
2.    Acquisitions (continued)

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of May 1, 2022, and resulted in the recognition of goodwill of $28.0 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information (existing at the date of closing) relative to closing date fair values becomes available. As the Company continues to analyze the acquired assets and assumed liabilities, there may be adjustments to the recorded carrying values.

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

Office properties and equipment, net. The fair value of land and buildings was estimated using current appraisals. Acquired equipment was not material. Buildings are amortized over their estimated useful lives. Equipment is amortized or depreciated over their estimated useful lives usually ranging from three to fifteen years.

Goodwill. Goodwill is not amortized for book purposes: however, it is reviewed at least annually for impairment and is not deductible for tax purposes.

Core deposit intangibles. Core deposit intangibles ("CDI") are the measure of the value of non-maturity deposits in a business combination. The fair value of the CDI was calculated utilizing the cost savings approach, the expected cost savings attributable to the core deposits funding relative to an alternative source of funding, using a discounted cash flow present value methodology. Key inputs and assumptions utilized in the discounted cash flow present value methodology include core deposit balances and rates paid, the cost of an additional funding source, the aggregate life of deposits and truncation points, non-interest deposit costs, and the immediate deposit outflow assumption.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)

Net income	$22,959	$26,688	$43,363	$47,733
Shares:
Weighted average shares outstanding - basic	106,204,230	104,537,656	104,684,765	105,253,661
Weighted average dilutive shares outstanding	546,327	—	561,539	—
Weighted average shares outstanding - diluted	106,750,557	104,537,656	105,246,304	105,253,661
Earnings per share:
Basic	$0.22	$0.26	$0.41	$0.45
Diluted	$0.22	$0.26	$0.41	$0.45

    During the three and six months ended June 30, 2022, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 237,110 and 73,753, respectively. During the three and six months ended June 30, 2021, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 466,265 and 321,263, respectively.
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

4.    Stock Repurchase Program (continued)

During the three and six months ended June 30, 2022, the Company repurchased 1,523,148 shares at a cost of approximately $31.5 million, or $20.67 per share, and 2,546,667 shares at a cost of approximately $53.2 million, or $20.88 per share, respectively, under these programs. During the three and six months ended June 30, 2021, the Company repurchased 1,471,501 shares at a cost of approximately $25.7 million, or $17.47 per share, and 3,470,040 shares, at a cost of approximately $58.5 million, or $16.87 per share, respectively, under these programs. Repurchased shares are held as treasury stock and are available for general corporate purposes.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale

    Debt securities available for sale at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$68,236	$144	$(1,569)	$66,811
Mortgage-backed securities and collateralized mortgage obligations	1,452,210	482	(117,345)	1,335,347
Municipal obligations	4,615	5	(123)	4,497
Corporate debt securities	90,146	1	(6,160)	83,987
	$1,615,207	$632	$(125,197)	$1,490,642

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$34,711	$404	$(236)	$34,879
Mortgage-backed securities and collateralized mortgage obligations	1,553,491	14,141	(13,273)	1,554,359
Municipal obligations	4,159	20	—	4,179
Corporate debt securities	109,018	2,378	(966)	110,430
	$1,701,379	$16,943	$(14,475)	$1,703,847

    The amortized cost and fair value of debt securities available for sale at June 30, 2022, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	June 30, 2022
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$915	$914
More than one year to five years	56,479	54,788
More than five years to ten years	105,603	99,593
	$162,997	$155,295
Mortgage-backed securities and collateralized mortgage obligations	1,452,210	1,335,347
	$1,615,207	$1,490,642

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

Mortgage-backed securities and collateralized mortgage obligations totaling $1.5 billion at amortized cost, and $1.3 billion at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three and six months ended June 30, 2022, proceeds from the sales of debt securities available for sale totaled $126.8 million, resulting in gross gains of $210,000 and no gross losses. There were no calls or maturities of debt securities available for sale during three and six months ended June 30, 2022.

During the three months ended June 30, 2021, proceeds from the sale of one debt security available for sale totaled $4.7 million, resulting in a gross loss of $281,000. During the three months ended June 30, 2021, there were no calls or maturities of debt securities available for sale. During the six months ended June 30, 2021, proceeds from called debt securities available for sale totaled $5.0 million, and proceeds from matured debt securities available for sale totaled $210,000, resulting in no gross gains or losses.

Debt securities available for sale having a carrying value of $637.5 million and $587.7 million, at June 30, 2022 and December 31, 2021, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York. Debt securities available for sale having a carrying value of $34.4 million and $44.1 million, at June 30, 2022 and December 31, 2021, respectively, were pledged by Freehold Bank for outstanding borrowings at the Federal Home Loan Bank, and for potential borrowings at the Federal Reserve Bank of New York.

    The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at June 30, 2022 and December 31, 2021 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	June 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$46,356	$(1,135)	$4,552	$(434)	$50,908	$(1,569)
Mortgage-backed securities and collateralized mortgage obligations	995,720	(79,434)	266,919	(37,911)	1,262,639	(117,345)
Municipal obligations	4,031	(123)	—	—	4,031	(123)
Corporate debt securities	77,334	(5,810)	4,650	(350)	81,984	(6,160)
	$1,123,441	$(86,502)	$276,121	$(38,695)	$1,399,562	$(125,197)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$14,488	$(236)	$—	$—	$14,488	$(236)
Mortgage-backed securities and collateralized mortgage obligations	820,746	(11,892)	62,407	(1,381)	883,153	(13,273)
Corporate debt securities	29,221	(671)	4,705	(295)	33,926	(966)
	$864,455	$(12,799)	$67,112	$(1,676)	$931,567	$(14,475)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

The number of securities in an unrealized loss position at June 30, 2022 totaled 405, compared with 219 at December 31, 2021. All temporarily impaired securities were investment grade as of June 30, 2022 and December 31, 2021.

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

The following table presents the activity in the allowance for credit losses on debt securities available for sale for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$1,144	$—
Impact of adopting ASU 2016-13 (CECL) effective January 1, 2022	—	490
(Reversal of ) provision for credit losses	(1,144)	(490)
Balance at June 30, 2022	$—	$—

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $3.1 million at June 30, 2022, and is excluded from the estimate of credit losses.

7.    Debt Securities Held to Maturity

    Debt securities held to maturity at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$44,870	$—	$(5,528)	$—	$39,342
Mortgage-backed securities and collateralized mortgage obligations	381,014	—	(27,331)	—	353,683
	$425,884	$—	$(32,859)	$—	$393,025

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

The amortized cost and fair value of debt securities held to maturity at June 30, 2022, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	June 30, 2022
	Amortized Cost	Fair Value
	(In thousands)

More than one year to five years	$14,874	$13,656
More than five years to ten years	19,996	17,590
More than ten years	10,000	8,096
	44,870	39,342
Mortgage-backed securities and collateralized mortgage obligations	381,014	353,683
	$425,884	$393,025

Mortgage-backed securities and collateralized mortgage obligations totaling $381.0 million at amortized cost, and $353.7 million at fair value at June 30, 2022, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three and six months ended June 30, 2022, there were no sales, calls or maturities of debt securities held to maturity.

    During the three and six months ended June 30, 2021, there were no sales, calls or maturities of debt securities held to maturity. During the three months ended June 30, 2021, proceeds from one called debt security held to maturity totaled $125,000, resulting in no gross gain or loss. During the six months ended June 30, 2021, proceeds from called debt securities held to maturity totaled $5.1 million, resulting in no gross gains or losses.

Debt securities held to maturity having a carrying value of $237.2 million and $252.4 million, at June 30, 2022 and December 31, 2021, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity (continued)

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at June 30, 2022 and December 31, 2021 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	June 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$21,752	$(3,122)	$17,590	$(2,406)	$39,342	$(5,528)
Mortgage-backed securities and collateralized mortgage obligations	337,750	(24,639)	15,849	(2,692)	353,599	(27,331)
	$359,502	$(27,761)	$33,439	$(5,098)	$392,941	$(32,859)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$44,111	$(759)	$—	$—	$44,111	$(759)
Mortgage-backed securities and collateralized mortgage obligations	79,036	(927)	—	—	79,036	(927)
	$123,147	$(1,686)	$—	$—	$123,147	$(1,686)

    The number of securities in an unrealized loss position at June 30, 2022 totaled 112, compared with 25 at December 31, 2021. All temporarily impaired securities were investment grade as of June 30, 2022 and December 31, 2021.

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt held to maturity. Accrued interest receivable on debt securities held to maturity is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $920,000 at June 30, 2022, and is excluded from the estimate of credit losses.

8.    Equity Securities at Fair Value

    The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, preferred stock in U.S. Government agencies, and a community reinvestment act qualifying bond fund which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at June 30, 2022 and December 31, 2021 was $3.7 million and $2.7 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
8.    Equity Securities at Fair Value (continued)

    The Company recorded a net decrease in the fair value of equity securities of $(147,000) and $(778,000), during the three months ended June 30, 2022 and 2021, respectively, as a component of non-interest income. During the six months ended June 30, 2022 and 2021, the Company recorded a net decrease in the fair value of equity securities of $(68,000) and $(1.4) million, respectively, as a component of non-interest income.

    During the three and six months ended June 30, 2022 and 2021, there were no sales of equity securities.

9.    Loans Receivable and Allowance for Credit Losses

On January 1, 2022, the Company adopted CECL (ASC Topic 326), which replaced the historical incurred loss methodology with an expected loss methodology. The loan portfolio segmentation was expanded to seven portfolio segments taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. Disclosures at and for the periods ended December 31, 2021 and June 30, 2021, are presented in accordance with the expanded segmentation adopted in conjunction with CECL, when appropriate. The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans receivable. Accrued interest receivable on loans receivable is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $24.1 million at June 30, 2022, and is excluded from the estimate of credit losses.
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

    Loans receivable at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30,	December 31,
	2022	2021
	(In thousands)
Real estate loans:
One-to-four family	$2,511,715	$2,092,317
Multifamily	1,077,459	1,041,108
Commercial real estate	2,306,683	2,170,236
Construction	276,710	295,047
Commercial business loans	474,145	452,232
Consumer loans:
Home equity loans and advances	281,590	276,563
Other consumer loans	2,131	1,428
Total gross loans	6,930,433	6,328,931
Purchased credit-deteriorated ("PCD") loans	21,353	6,791
Net deferred loan costs, fees and purchased premiums and discounts	31,010	24,879
Loans receivable	$6,982,796	$6,360,601

    The Company had no loans held-for-sale at June 30, 2022 and December 31, 2021. During the three months ended June 30, 2022, the Company sold $589,000 and $424,000 of one-to-four family real estate loans and construction loans held-for-sale, respectively, resulting no gross gains or losses. During the six months ended June 30, 2022, the Company sold $589,000, $1.3 million and $1.3 million, of one-to-four family real estate loans, SBA loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $110,000 and no gross losses.

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

During the three and six months ended June 30, 2022, no loans were purchased by the Company. During the three and six months ended June 30, 2021, the Company purchased $71.6 million of commercial real estate loans from third parties.

At June 30, 2022 and December 31, 2021, commercial business loans included $10.6 million and $44.9 million, respectively, in SBA Payroll Protection Program ("PPP") loans and net deferred fees related to these loans totaling $269,000 and $1.2 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The Company has entered into guarantor swaps with Freddie Mac which results in improved liquidity. During the three and six months ended June 30, 2022, no loans were exchanged for Freddie Mac mortgage participation certificates. During the three months ended June 30, 2021, the Company exchanged $35.6 million of loans for Freddie Mac mortgage participation certificates, resulting in gross gains of $544,000 and no gross losses. During the six months ended June 30, 2021, the Company exchanged $99.6 million of loans for Freddie Mac mortgage participation certificates, resulting in gross gains of $2.3 million and no gross losses. The Company retained the servicing of these loans.
At June 30, 2022 and December 31, 2021, the carrying value of loans serviced by the Company for investors was $521.7 million and $519.5 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition.

    The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCD loans at June 30, 2022 and December 31, 2021:

	June 30, 2022
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$4,237	$1,785	$666	$6,688	$2,267	$2,505,027	$2,511,715
Multifamily	—	—	—	—	—	1,077,459	1,077,459
Commercial real estate	3,563	1,607	1,774	6,944	1,774	2,299,739	2,306,683
Construction	—	—	—	—	—	276,710	276,710
Commercial business loans	455	—	250	705	318	473,440	474,145
Consumer loans:
Home equity loans and advances	417	50	136	603	166	280,987	281,590
Other consumer loans	—	—	14	14	—	2,117	2,131
Total loans	$8,672	$3,442	$2,840	$14,954	$4,525	$6,915,479	$6,930,433

	December 31, 2021
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$3,131	$1,976	$373	$5,480	$1,416	$2,086,837	$2,092,317
Multifamily	—	—	—	—	—	1,041,108	1,041,108
Commercial real estate	2,189	—	1,561	3,750	1,561	2,166,486	2,170,236
Construction	—	—	—	—	—	295,047	295,047
Commercial business loans	412	—	203	615	761	451,617	452,232
Consumer loans:
Home equity loans and advances	108	53	81	242	201	276,321	276,563
Other consumer loans	—	4	—	4	—	1,424	1,428
Total loans	$5,840	$2,033	$2,218	$10,091	$3,939	$6,318,840	$6,328,931

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. Non-accruing loans are returned to accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At June 30, 2022 and December 31, 2021, non-accrual loans totaled $4.5 million and $3.9 million, respectively. Included in non-accrual loans at both June 30, 2022 and December 31, 2021, are 10 loans totaling $1.7 million, respectively, which are less than 90 days in arrears.

At June 30, 2022 there were no loans past due 90 days or more still accruing interest. At December 31, 2021, there were no loans past due 90 days or more still accruing interest other than COVID-19 related loan forbearance and deferrals. In accordance with the CARES Act, these loans were not included in the aging of loans receivable by portfolio segment in the table above, and the Company continued to accrue interest income during the forbearance or deferral period.

Purchased credit impaired loans ("PCI") were loans acquired at a discount primarily due to deteriorated credit quality. These loans were initially recorded at fair value at acquisition, based upon the present value of expected future cash flows, with no related allowance for credit losses. In connection with the adoption of CECL on January 1, 2022, all loans considered PCI loans prior to that date were converted to purchase credit-deteriorated ("PCD") loans. Loans acquired in a business combination after January 1, 2022 are recorded in accordance with ASC Topic 326, which requires loans as of the acquisition date, that have experienced a more than insignificant deterioration in credit quality since origination to be classified as PCD loans.

At June 30, 2022 and December 31, 2021, PCD loans acquired in the Stewardship Financial Corporation ("Stewardship") acquisition totaled $2.1 million and $2.7 million, respectively, PCD loans acquired in the Roselle Bank acquisition totaled $185,000 and $184,000, respectively, and PCD loans acquired in the Freehold Bank acquisition totaled $3.8 million and $3.9 million, respectively. At June 30, 2022, PCD loans acquired in the RSI Bank acquisition totaled $15.3 million.

    We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At June 30, 2022 and December 31, 2021, the Company had no real estate owned. At both June 30, 2022 and December 31, 2021, we had one residential mortgage loan with a carrying value of $87,000 collateralized by residential real estate which was in the process of foreclosure.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

    The following tables summarize loans receivable (including PCD loans) and allowance for credit losses by portfolio segment and impairment method at June 30, 2022 and December 31, 2021:

	June 30, 2022
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$246	$4	$97	$—	$10	$28	$—	$385
Collectively evaluated for impairment	10,580	10,928	14,331	5,560	7,269	1,443	10	50,121
Loans acquired with deteriorated credit quality	10	—	52	10	5	—	—	77
Total	$10,836	$10,932	$14,480	$5,570	$7,284	$1,471	$10	$50,583

Total loans:
Individually evaluated for impairment	$4,278	$720	$15,337	$—	$1,300	$859	$—	$22,494
Collectively evaluated for impairment	2,507,437	1,076,739	2,291,346	276,710	472,845	280,731	2,131	6,907,939
Loans acquired with deteriorated credit quality	3,344	—	16,074	1,040	699	196	—	21,353
Total loans	$2,515,059	$1,077,459	$2,322,757	$277,750	$474,844	$281,786	$2,131	$6,951,786

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

    Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” allowed banks to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. The Company elected to account for modifications on certain loans under Section 4013 of the CARES Act or, if the loan modification was not eligible under Section 4013, used the criteria in the COVID-19 guidance to determine when the loan modification was not a TDR in accordance with ASC 310-40. Guidance noted that modification or deferral programs mandated by the federal or a state government related to COVID-19 would not be in the scope of ASC 310-40, such as a state program that requires all institutions within that state to suspend mortgage payments for a specified period. These short-term loan modifications were not treated as a troubled debt restructuring during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, based on current evaluations, generally, we continued the accrual of interest on these loans during the short-term modification period. The Consolidated Appropriations Act, 2021, which was enacted in late December 2020, extended certain provisions of the CARES Act through January 1, 2022, including provisions permitting loan deferral extension requests to not be treated as troubled debt restructurings. Subsequent modifications to these loans are evaluated for troubled debt restructuring accounting treatment.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables present the number of loans modified as TDRs during the three and six months ended June 30, 2022 and 2021, along with their balances immediately prior to the modification date and post-modification. Post-modification recorded investment represents the net book balance immediately following modification.

	For the Three Months Ended June 30,
	2022			2021
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real Estate loans:
One-to-four family	—	$—	$—	1	$221	$322
Commercial	—	—	—	1	192	211
Total restructured loans	—	$—	$—	2	$413	$533

	For the Six Months Ended June 30,
	2022			2021
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real Estate loans:
One-to-four family	—	$—	$—	1	$221	$322
Commercial	—	—	—	1	192	211
Consumer loans:
Home equity loans and advances	1	$119	$119	—	$—	$—
Total restructured loans	1	$119	$119	2	$413	$533

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2022 and 2021 are as follows:

	For the Three Months Ended June 30,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2022
Balance at beginning of period	$8,814	$11,203	$13,513	$4,974	$7,143	$1,507	$8	$47,162
Initial allowance related to PCD loans	131	—	474	3	19	6	—	633
Provision for (reversal of) credit losses	1,785	(271)	493	593	127	(46)	2	2,683
Recoveries	199	—	—	—	30	4	—	233
Charge-offs	(93)	—	—	—	(35)	—	—	(128)
Balance at end of period	$10,836	$10,932	$14,480	$5,570	$7,284	$1,471	$10	$50,583

2021
Balance at beginning of period	$19,850	$6,955	$16,894	$11,464	$14,804	$1,931	$6	$71,904
Provision for (reversal of) credit losses	(2,463)	1,783	89	(2,304)	1,600	(465)	(1)	(1,761)
Recoveries	11	—	931	—	111	34	—	1,087
Charge-offs	(290)	(296)	(100)	—	(617)	(29)	—	(1,332)
Balance at end of period	$17,108	$8,442	$17,814	$9,160	$15,898	$1,471	$5	$69,898

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	For the Six Months Ended June 30,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2022
Balance at beginning of period	$8,798	$7,741	$16,114	$8,943	$20,214	$873	$6	$62,689
Effect of adopting ASU No. 2016-13 ("CECL")	(2,308)	(2,030)	(4,227)	(2,346)	(5,302)	(229)	(1)	(16,443)
Initial allowance related to PCD loans	131	—	474	3	19	6	—	633
Provision for (reversal of) credit losses	3,970	5,221	2,119	(1,030)	(7,640)	840	8	3,488
Recoveries	338	—	—	—	55	8	—	401
Charge-offs	(93)	—	—	—	(62)	(27)	(3)	(185)
Balance at end of period	$10,836	$10,932	$14,480	$5,570	$7,284	$1,471	$10	$50,583

2021
Balance at beginning of period	$13,586	$8,897	$21,784	$11,271	$17,384	$1,748	$6	$74,676
Provision for (reversal of) credit losses	4,014	(159)	(4,641)	(2,112)	91	(235)	1	(3,041)
Recoveries	14	—	937	1	127	45	—	1,124
Charge-offs	(506)	(296)	(266)	—	(1,704)	(87)	(2)	(2,861)
Balance at end of period	$17,108	$8,442	$17,814	$9,160	$15,898	$1,471	$5	$69,898

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables present loans individually evaluated for impairment by loan segment, excluding PCD loans, at June 30, 2022 and December 31, 2021:

	At June 30, 2022
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$1,146	$1,494	$—
Multifamily	64	67	—
Commercial real estate	13,406	14,095	—
Commercial business loans	168	168	—
Consumer loans:
Home equity loans and advances	249	355	—
	15,033	16,179	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	3,132	3,151	246
Multifamily	656	656	4
Commercial real estate	1,931	1,934	97
Commercial business loans	1,132	1,132	10
Consumer loans:
Home equity loans and advances	610	610	28
	7,461	7,483	385
Total:
Real estate loans:
One-to-four family	4,278	4,645	246
Multifamily	720	723	4
Commercial real estate	15,337	16,029	97
Commercial business loans	1,300	1,300	10
Consumer loans:
Home equity loans and advances	859	965	28
Total loans	$22,494	$23,662	$385

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

    Specific allocations of the allowance for credit losses attributable to impaired loans totaled $385,000 and $378,000 at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, impaired loans for which there was no related allowance for credit losses totaled $15.0 million and $17.3 million, respectively.

    The recorded investment in TDRs totaled $20.8 million at June 30, 2022, of which one loan with a balance of $30,000 was 60 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at June 30, 2022. The recorded investment in TDRs totaled $22.4 million at December 31, 2021, of which one loan with a balance of $36,000 was 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2021.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

    The following tables present interest income recognized for loans individually evaluated for impairment, by loan segment, excluding PCD loans for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$4,577	$46	$6,149	$102
Multifamily	731	11	16,468	177
Commercial real estate	16,176	164	25,030	198
Commercial business loans	1,373	22	2,295	41
Consumer loans:
Home equity loans and advances	873	10	1,523	18
Total loans	$23,730	$253	$51,465	$536

	For the Six Months Ended June 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$4,779	$101	$6,518	$170
Multifamily	741	22	16,468	349
Commercial real estate	16,061	406	27,617	462
Commercial business loans	1,517	44	2,679	70
Consumer loans:
Home equity loans and advances	817	21	1,565	38
Total loans	$23,915	$594	$54,847	$1,089

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating, excluding PCD loans at June 30, 2022 and December 31, 2021:

	Loans by Year of Origination at June 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$374,154	$852,583	$308,495	$185,900	$133,938	$653,327	$—	$—	$2,508,397
Special mention	—	—	—	—	—	195	—	—	195
Substandard	—	488	—	688	325	1,622	—	—	3,123
Total One-to-Four Family	374,154	853,071	308,495	186,588	134,263	655,144	—	—	2,511,715

Multifamily
Pass	103,694	307,293	177,317	209,352	47,552	227,705	—	—	1,072,913
Special mention	—	—	—	—	—	4,546	—	—	4,546
Substandard	—	—	—	—	—	—	—	—	—
Total Multifamily	103,694	307,293	177,317	209,352	47,552	232,251	—	—	1,077,459

Commercial Real Estate
Pass	189,253	393,998	178,019	264,387	241,040	964,935	—	—	2,231,632
Special mention	—	—	—	1,071	15,853	29,644	—	—	46,568
Substandard	—	—	1,286	—	—	27,197	—	—	28,483
Total Commercial Real Estate	189,253	393,998	179,305	265,458	256,893	1,021,776	—	—	2,306,683

Construction
Pass	64,943	117,908	40,766	18,216	9,826	25,051	—	—	276,710
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Construction	$64,943	$117,908	$40,766	$18,216	$9,826	$25,051	$—	$—	$276,710

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at June 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business
Pass	$28,615	$45,700	$34,306	$26,367	$28,320	$42,923	$252,220	$—	$458,451
Special mention	—	224	62	1,322	1,132	43	3,661	—	6,444
Substandard	—	151	66	212	2,556	486	5,779	—	9,250
Total Commercial Business	28,615	46,075	34,434	27,901	32,008	43,452	261,660	—	474,145

Home Equity Loans and Advances
Pass	18,100	23,603	15,643	14,070	13,078	98,835	97,582	457	281,368
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	186	36	—	222
Total Home Equity Loans and Advances	18,100	23,603	15,643	14,070	13,078	99,021	97,618	457	281,590

Other Consumer Loans
Pass	1,241	107	122	159	45	130	327	—	2,131
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	1,241	107	122	159	45	130	327	—	2,131

Total Loans	$780,000	$1,742,055	$756,082	$721,744	$493,665	$2,076,825	$359,605	$457	$6,930,433

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$793,848	$298,815	$196,244	$138,215	$134,811	$525,615	$—	$—	$2,087,548
Special mention	—	—	—	—	—	203	—	—	203
Substandard	—	—	1,463	1,420	360	1,323	—	—	4,566
Total One-to-Four family	793,848	298,815	197,707	139,635	135,171	527,141	—	—	2,092,317

Multifamily
Pass	312,738	181,285	231,252	47,024	131,169	137,640	—	—	1,041,108
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Multifamily	312,738	181,285	231,252	47,024	131,169	137,640	—	—	1,041,108

Commercial Real Estate
Pass	381,222	161,136	278,581	241,669	222,752	803,945	—	—	2,089,305
Special mention	—	—	1,303	16,070	1,885	34,788	—	—	54,046
Substandard	—	386	—	1,561	1,276	23,662	—	—	26,885
Total Commercial Real Estate	381,222	161,522	279,884	259,300	225,913	862,395	—	—	2,170,236

Construction
Pass	107,070	77,549	37,498	41,591	28,814	2,418	—	—	294,940
Special mention	—	—	107	—	—	—	—	—	107
Substandard	—	—	—	—	—	—	—	—	—
Total Construction	$107,070	$77,549	$37,605	$41,591	$28,814	$2,418	$—	$—	$295,047

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business
Pass	$84,113	$36,115	$25,156	$30,670	$21,762	$26,515	$210,597	$—	$434,928
Special mention	246	15	1,729	1,369	18	46	3,291	—	6,714
Substandard	192	71	352	1,084	371	609	7,911	—	10,590
Total Commercial Business	84,551	36,201	27,237	33,123	22,151	27,170	221,799	—	452,232

Home Equity Loans and Advances
Pass	22,393	15,977	15,906	13,146	12,023	100,870	95,484	426	276,225
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	246	92	—	338
Total Home Equity Loans and Advances	22,393	15,977	15,906	13,146	12,023	101,116	95,576	426	276,563

Other Consumer Loans
Pass	659	58	284	60	9	5	353	—	1,428
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	659	58	284	60	9	5	353	—	1,428

Total Loans	$1,702,481	$771,407	$789,875	$533,879	$555,250	$1,657,885	$317,728	$426	$6,328,931

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses on off balance sheet exposures is reported in other liabilities in the Consolidated Statements of Financial Condition. The liability represents an estimate of expected credit losses arising from off balance sheet exposures such as unfunded commitments. At June 30, 2022, the balance of the allowance for credit losses on unfunded commitments, included in other liabilities, totaled $8.4 million. The Company recorded a (reversal of) provision for credit losses on unfunded commitments, included in other non-interest expense in the Consolidated Statements of Income, of $(488,000) and $160,000 during the three and six months ended June 30, 2022.

The following table presents the activity in the allowance for credit losses on off balance sheet exposures for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$8,846	$524
Impact of adopting ASU 2016-13 ("CECL") effective January 1, 2022	—	7,674
(Reversal of) provision for credit losses	(488)	160
Balance at June 30, 2022	$8,358	$8,358

10.    Leases

    The Company's leases real estate property for branches and office space. At June 30, 2022 and December 31, 2021, all of the Company's leases are classified as operating leases.

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
    At June 30, 2022 and December 31, 2021, the weighted average remaining lease term for operating leases was 6.7 years and 7.0 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 2.22% and 2.13%, respectively.

    The Company elected to account for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the three months ended June 30, 2022 and 2021, operating and variable lease expenses totaled approximately $607,000 and $563,000, respectively. During the six months ended June 30, 2022 and 2021, operating and variable lease expenses totaled approximately $1.3 million and $1.2 million, respectively.

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and six months ended June 30, 2022 and 2021. At June 30, 2022, the Company had not entered into any leases which had not yet commenced.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
10.    Leases (continued)

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

	Lease Payment Obligations at
	June 30, 2022	December 31, 2021
	(In thousands)

One year or less	$2,150	$4,198
After one year to two years	4,206	3,950
After two years to three years	3,413	3,150
After three years to four years	2,742	2,479
After four years to five years	2,440	2,177
Thereafter	5,783	5,340
Total undiscounted cash flows	20,734	21,294
Discount on cash flows	(1,648)	(1,709)
Total lease liability	$19,086	$19,585

11.    Deposits

    Deposits at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30,	December 31,
	2022	2021
	(In thousands)

Non-interest-bearing demand	$1,788,091	$1,712,061
Interest-bearing demand	2,706,948	2,599,987
Money market accounts	712,004	657,156
Savings and club deposits	984,926	822,833
Certificates of deposit	1,841,095	1,778,179
Total deposits	$8,033,064	$7,570,216

Included in the above balance at December 31, 2021 are certificates of deposit obtained through brokers totaling $5.0 million that were acquired from Stewardship.

    The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $960.6 million and $932.4 million at June 30, 2022 and December 31, 2021, respectively. Interest expense on deposits for the three months ended June 30, 2022 and 2021 totaled $4.7 million and $7.9 million, respectively. Interest expense on deposits for the six months ended June 30, 2022 and 2021 totaled $9.4 million and $16.7 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
11.    Deposits (continued)

Scheduled maturities of certificates of deposit accounts at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30,	December 31,
	2022	2021
	(In thousands)

One year or less	$1,166,258	$1,087,631
After one year to two years	394,853	418,515
After two years to three years	161,556	143,950
After three years to four years	56,636	36,277
After four years	61,792	91,806
	$1,841,095	$1,778,179

12.    Stock Based Compensation

    At the Company's annual meeting of stockholders held on June 6, 2019, stockholders approved the Columbia Financial, Inc. 2019 Equity Incentive Plan ("2019 Plan") which provides for the issuance of up to 7,949,996 shares (2,271,427 restricted stock awards and 5,678,569 stock options) of common stock.

At June 30, 2022, there were 835,814 shares remaining available for future restricted stock awards and 1,966,728 shares remaining available for future stock option grants under the 2019 plan

     On March 22, 2021, 50,203 shares of restricted stock were awarded, with a grant date fair value of $17.86 per share. To fund the grant of restricted common stock, the Company reissued shares from treasury stock.

On March 2, 2022, 51,746 shares of restricted stock were awarded, with a grant date fair value of $21.79 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares.

    Restricted shares granted under the 2019 Plan generally vest in equal installments, over performance or service periods ranging from 1 year to 5 years, beginning 1 year from the date of grant. A portion of restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight line basis over the requisite performance or service period. During the three months ended June 30, 2022 and 2021, approximately $1.4 million and $1.6 million in expense was recognized in regard to these awards. The expected future compensation expense related to the 1,041,554 non-vested restricted shares outstanding at June 30, 2022 is approximately $6.7 million over a weighted average period of 1.3 years. During the six months ended June 30, 2022 and 2021, approximately $2.5 million and $3.0 million in expense was recognized in regard to these awards.

    The following is a summary of the Company's restricted stock activity during the three and six months ended June 30, 2022 and 2021:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2022	1,054,335	$15.78
Grants	51,746	21.79
Vested	(27,775)	17.86
Forfeited	(31,570)	16.91
Non-vested at March 31, 2022	1,046,736	$15.98
Forfeited	(5,182)	18.34
Non-vested at June 30, 2022	1,041,554	$15.97

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2021	1,263,169	$15.66
Grants	50,203	$17.86
Forfeited	(13,846)	15.60
Non-vested at March 31, 2021	1,299,526	$15.74
Forfeited	(128)	15.60
Non-vested at June 30, 2021	1,299,398	$15.74

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

On March 21, 2022, options to purchase 130,951 shares of Company common stock were awarded with a grant date fair value of $6.51 per option. Stock options granted under the 2019 Plan vest in equal installments over the service period of three years beginning one year from the date of grant. Stock options were granted at an exercise price of $21.79, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of approximately 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of six years risk-free rate of return of 2.34%, volatility of 25.31%, and a dividend yield of 0.00%.

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

    Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the three months ended June 30, 2022 and 2021, approximately $811,000 and $822,000 in expense was recognized in regard to these awards. The expected future compensation expense related to the 2,222,014 non-vested options outstanding at June 30, 2022 is $7.0 million over a weighted average period of 1.9 years. During the six months ended June 30, 2022 and 2021, approximately $1.6 million and $1.6 million in expense was recognized in regard to these awards.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

    The following is a summary of the Company's option activity during the three and six months ended June 30, 2022 and 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2022	3,637,542	$15.78	7.6	$18,654,905
Granted	130,951	21.79	0	—
Exercised	(62,859)	16.42
Expired	(1,412)	15.60	0	—
Forfeited	(61,961)	16.84	0	—
Outstanding, March 31, 2022	3,642,261	$15.92	7.5	$20,401,381
Exercised	(5,412)	15.60	0	—
Forfeited	(21,801)	17.78	0	—
Outstanding, June 30, 2022	3,615,048	$15.91	7.2	$21,335,939
Options exercisable at June 30, 2022	1,393,034	$15.69	7.1	$8,526,586

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2021	3,708,628	$15.66	8.6	$—
Granted	109,654	17.86	—	—
Expired	(2,029)	15.60	—	—
Forfeited	(30,118)	15.60	—	—
Outstanding, March 31, 2021	3,786,135	$15.73	8.4	$6,673,328
Exercised	(1,661)	$15.60	—	$—
Expired	(7,529)	15.60	—	—
Forfeited	(1,412)	15.60	—	—
Outstanding, June 30, 2021	3,775,533	$15.73	8.1	$5,700,258
Options exercisable at June 30, 2021	732,079	$15.67	8.1	$1,138,280

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

    During the three and six months ended June 30, 2022, the aggregate intrinsic value of options exercised was $360,469 and $388,990, respectively. During both the three and six months ended June 30, 2021, the aggregate intrinsic value of options exercised was $3,805.

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

Through the acquisition of the RSI Entities, the Company acquired a funded pension plan, a non-funded post -retirement plan, and a split-dollar life insurance plan which are included in the tables below, based on benefit valuations as of the acquisition date.

    Net periodic benefit (income) cost for Pension Plan, RIM Plan, Post-retirement Plan and Split-Dollar Life Insurance plan benefits for the three and six months ended June 30, 2022 and 2021, includes the following components:

	For the Three Months Ended June 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2022	2021	2022	2021	2022	2021	2022	2021	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$1,966	$2,150	$93	$100	$110	$130	$128	$141	Compensation and employee benefits
Interest cost	2,081	1,756	97	86	173	141	153	125	Other non-interest expense
Expected return on plan assets	(7,633)	(6,318)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	14	14	Other non-interest expense
Net loss	—	1,000	111	166	78	153	151	191	Other non-interest expense
Net periodic (income) benefit cost	$(3,586)	$(1,412)	$301	$352	$361	$424	$446	$471

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost (continued)

	For the Six Months Ended June 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2022	2021	2022	2021	2022	2021	2022	2021	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$3,932	$4,300	$186	$200	$197	$260	$253	$282	Compensation and employee benefits
Interest cost	4,112	3,512	194	172	323	282	295	250	Other non-interest expense
Expected return on plan assets	(15,192)	(12,636)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	28	28	Other non-interest expense
Net loss	—	2,000	222	332	156	306	302	382	Other non-interest expense
Net periodic (income) benefit cost	$(7,148)	$(2,824)	$602	$704	$676	$848	$878	$942

For the three and six months ended June 30, 2022, no contribution was made to the Pension Plan. Columbia Bank made a $10.0 million contribution to the Pension Plan in August 2022. The net periodic (income) cost for pension benefits, other post-retirement and split dollar life insurance benefits for the three and six months ended June 30, 2022 were calculated using the most recent available benefit valuations.

Through the acquisition of the Roselle Entities, the Company acquired a non-contributory defined benefit supplemental executive retirement plan with the only participant being a former president of Roselle Bank. For the three and six months ended June 30, 2022 and 2021, the Company recorded a net periodic benefit cost of $3,000 and $6,000, and $4,000 and $4,000 respectively, in connection with this plan.

Freehold Bank has a non-contributory defined benefit supplemental executive plan with the only participant being the former president of Freehold Bank. For the three and six months ended June 30, 2022, the Company recorded a net periodic benefit cost of $2,000 and $4,000, respectively, in connection with this plan.

In addition, through the acquisition of the RSI Entities, the Company acquired a non-contributory defined benefit supplemental executive retirement plan with the only participant being a former president of RSI Bank. For both the three and six months ended June 30, 2022 , the Company recorded a net periodic benefit cost of $11,000, in connection with this plan.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis at June 30, 2022 and December 31, 2021.

Debt Securities Available for Sale, at Fair Value

    For debt securities available for sale, fair value was estimated using a market approach. The majority of these securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third-party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations, matrix pricing and discounted cash flow pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to a benchmark or to comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. Discounted cash flows, a Level 3 input, is estimated by discounting the expected future cash flows using the current rates for securities with similar credit ratings and similar remaining maturities. As the Company is responsible for the determination of fair value, it performs quarterly analysis on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to assess the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in an adjustment in the prices obtained from the pricing service. The Company may hold debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs. The Company classifies the estimated fair value of its loan portfolio as Level 3.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at June 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

	June 30, 2022
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$66,811	$57,176	$9,635	$—
Mortgage-backed securities and collateralized mortgage obligations	1,335,347	—	1,335,347	—
Municipal obligations	4,497	—	908	3,589
Corporate debt securities	83,987	—	74,037	9,950
Total debt securities available for sale	1,490,642	57,176	1,419,927	13,539
Equity securities	3,717	3,377	340	—
Derivative assets	8,642	—	8,642	—
	$1,503,001	$60,553	$1,428,909	$13,539

Derivative liabilities	$9,943	$—	$9,943	$—

	December 31, 2021
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$34,879	$34,879	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	1,554,359	—	1,554,359	—
Municipal obligations	4,179	—	4,179	—
Corporate debt securities	110,430	—	110,430	—
Total debt securities available for sale	1,703,847	34,879	1,668,968	—
Equity securities	2,710	2,364	346
Derivative assets	9,492	—	9,492	—
	$1,716,049	$37,243	$1,678,806	$—

Derivative liabilities	$17,366	$—	$17,366	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

The table below provides activity of assets reported as Level 3 for the period ended June 30, 2022:

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets -December 31, 2021	$—
Transfers into Level 3 assets	13,539
Balance of recurring Level 3 assets - June 30, 2022	$13,539

The fair value of investments placed in Level 3 is estimated by discounting the expected future cash flows using reasonably available current rates for comparable new issue securities with similar structure, including original maturity, call date, and assumptions about risk. Discounted cash flow estimated valuations are subsequently validated against comparable structures as an approximation of value.

Expected cash flows were projected based on contractual cash flows. Two private placement corporate debt securities classified as available for sale and four private placement municipal obligations classified as available for sale were transferred from Level 2 to Level 3 during the three and six months ended June 30, 2022.

Private placement debt security cash flows were discounted to a market yield ranging from 5.0% to 8.0% (weighted average is 7.1%), and private placement municipal obligation cash flows were discounted to a market yield ranging from 1.0% to 4.0% (weighted average is 2.2%).

The period end valuations were support by an analysis prepared by an independent third party market participant and approved by management.

There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2021.

Assets Measured at Fair Value on a Non-Recurring Basis

    The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis at June 30, 2022 and December 31, 2021.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at June 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

	June 30, 2022
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Mortgage servicing rights	$2,239	$—	$—	$2,239
	$2,239	$—	$—	$2,239

	December 31, 2021
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$1,213	$—	$—	$1,213
Mortgage servicing rights	1,906	—	—	1,906
	$3,119	$—	$—	$3,119

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Mortgage servicing rights	$2,239	Discounted cash flow	Prepayment speeds and discount rates (1)	5.6% - 24.5%	8.0%

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

(1) Value of SBA servicing rights based on a discount rate of 11.75%.
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at June 30, 2022 and December 31, 2021:

	June 30, 2022
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$109,152	$109,152	$109,152	$—	$—
Debt securities available for sale	1,490,642	1,490,642	57,176	1,419,927	13,539
Debt securities held to maturity	425,884	393,025	—	393,025	—
Equity securities	3,717	3,717	3,377	340	—
Federal Home Loan Bank stock	26,293	26,293	—	26,293	—
Loans receivable, net	6,932,213	6,416,145	—	—	6,416,145
Derivative assets	8,642	8,642	—	8,642	—

Financial liabilities:
Deposits	$8,033,064	$7,987,886	$—	$7,987,886	$—
Borrowings	419,969	415,715	—	415,715	—
Derivative liabilities	9,943	9,943	—	9,943	—

	December 31, 2021
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$70,963	$70,963	$70,963	$—	$—
Debt securities available for sale	1,703,847	1,703,847	34,879	1,668,968	—
Debt securities held to maturity	429,734	434,789	—	434,789	—
Equity securities	2,710	2,710	2,364	346	—
Federal Home Loan Bank stock	23,141	23,141	—	23,141	—
Loans receivable, net	6,297,912	6,457,766	—	—	6,457,766
Derivative assets	9,492	9,492	—	9,492	—

Financial liabilities:
Deposits	$7,570,216	$7,564,210	$—	$7,564,210	$—
Borrowings	377,309	378,810	—	378,810	—
Derivative liabilities	17,366	17,366	—	17,366	—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss)

    The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,
	2022			2021
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized (loss) on debt securities available for sale:	$(52,246)	$14,570	$(37,676)	$6,645	$(1,857)	$4,788
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(4)	1	(3)	(17)	5	(12)
Reclassification adjustment for gain (loss) included in net income	210	(58)	152	(281)	79	(202)
	(52,040)	14,513	(37,527)	6,347	(1,773)	4,574
Derivatives:
Unrealized gain on swap contracts accounted for as cash flow hedges	1,149	(321)	828	1,315	(367)	948
	1,149	(321)	828	1,315	(367)	948

Employee benefit plans:
Amortization of prior service cost included in net income	(14)	3	(11)	(14)	3	(11)
Reclassification adjustment of actuarial net (loss) included in net income	(339)	95	(244)	(1,511)	422	(1,089)
Change in funded status of retirement obligations	(25,704)	7,168	(18,536)	34,441	(9,623)	24,818
	(26,057)	7,266	(18,791)	32,916	(9,198)	23,718
Total other comprehensive (loss)	$(76,948)	$21,458	$(55,490)	$40,578	$(11,338)	$29,240

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

	For the Six Months Ended June 30,
	2022			2021
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized (loss) on debt securities available for sale:	$(132,429)	$36,938	$(95,491)	$(13,196)	$950	$(12,246)
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(8)	2	(6)	(21)	23	2
Reclassification adjustment for gain (loss) included in net income	210	(58)	152	(281)	79	(202)
	(132,227)	36,882	(95,345)	(13,498)	1,052	(12,446)
Derivatives:
Unrealized gain on swap contracts accounted for as cash flow hedges	5,532	(1,547)	3,985	7,147	(516)	6,631
	5,532	(1,547)	3,985	7,147	(516)	6,631

Employee benefit plans:
Amortization of prior service cost included in net income	(28)	6	(22)	(28)	8	(20)
Reclassification adjustment of actuarial net (loss) included in net income	(678)	190	(488)	(3,022)	844	(2,178)
Change in funded status of retirement obligations	(24,997)	6,941	(18,056)	37,491	(3,120)	34,371
	(25,703)	7,137	(18,566)	34,441	(2,268)	32,173
Total other comprehensive (loss)	$(152,398)	$42,472	$(109,926)	$28,090	$(1,732)	$26,358

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,
	2022				2021
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(56,174)	$(1,760)	$(42,421)	$(100,355)	$14,008	$(11,173)	$(75,342)	$(72,507)
Current period changes in other comprehensive (loss) income	(37,527)	828	(18,791)	(55,490)	4,574	948	23,718	29,240
Total other comprehensive (loss) income	$(93,701)	$(932)	$(61,212)	$(155,845)	$18,582	$(10,225)	$(51,624)	$(43,267)

	For the Six Months Ended June 30,
	2022				2021
	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$1,644	$(4,917)	$(42,646)	$(45,919)	$31,028	$(16,856)	$(83,797)	$(69,625)
Current period changes in other comprehensive (loss) income	(95,345)	3,985	(18,566)	(109,926)	(12,446)	6,631	32,173	26,358
Total other comprehensive (loss) income	$(93,701)	$(932)	$(61,212)	$(155,845)	$18,582	$(10,225)	$(51,624)	$(43,267)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the three and six months ended June 30, 2022 and 2021:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Three Months Ended June 30,		Affected Line Items in the Consolidated Statements of Income
	2022	2021
	(In thousands)

Reclassification adjustment for gain (loss) included in net income	$210	$(281)	Gain (loss) on securities transactions
Reclassification adjustment of actuarial net (loss) included in net income	(339)	(1,511)	Other non-interest expense
Total before tax	(129)	(1,792)
Income tax benefit	37	501
Net of tax	$(92)	$(1,291)

	Accumulated Other Comprehensive Income (Loss) Components
	For the Six Months Ended June 30,		Affected Line Items in the Consolidated Statements of Income
	2022	2021
	(In thousands)

Reclassification adjustment for gain included in net income	$210	$(281)	Gain (loss) on securities transactions
Reclassification adjustment of actuarial net (loss) included in net income	(678)	(3,022)	Other non-interest expense
Total before tax	(468)	(3,303)
Income tax benefit	132	923
Net of tax	$(336)	$(2,380)

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

    Currency Forward Contracts. At June 30, 2022 and December 31, 2021, the Company had no currency forward contracts in place with commercial banking customers.

    Interest Rate Swaps. At both June 30, 2022 and December 31, 2021, the Company had interest rate swaps in place with 50 and 52 commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $171.8 million and $183.4 million, respectively. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

    At June 30, 2022 and December 31, 2021, the Company had 12 and 14 interest rate swaps with notional amounts of $170.0 million and $190.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

At June 30, 2022, the Company had two interest rate swaps hedged against pools of floating rate commercial loans with notional amounts totaling $100.0 million. These swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. At December 31, 2021, the Company had no interest rate swaps hedged against pools of floating rate commercial loans.

    For the three and six months ended June 30, 2022 and 2021, the Company did not record any hedge ineffectiveness associated with these contracts.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
16.    Derivatives and Hedging Activities (continued)

    The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$8,642	Other Liabilities	$9,943
Total derivative instruments		$8,642		$9,943

	December 31, 2021
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$9,492	Other Liabilities	$17,366
Total derivative instruments		$9,492		$17,366

    For the three months ended June 30, 2022 and 2021, gains(losses) of $226,000 and losses of $(167,000), respectively, were recorded for changes in fair value of interest rate swaps with third parties. For the six months ended June 30, 2022 and 2021, gains of $475,000 and $201,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties.

    At June 30, 2022 and December 31, 2021, accrued interest was $251,000 and $567,000.

    The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

    At June 30, 2022, the termination value of derivatives in a net liability position, which includes accrued interest, was $1.3 million. The Company has collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $1.8 million against its obligations under these agreements.

17.    Revenue Recognition

The Company's revenue includes net interest income on financial instruments and non-interest income. Most of the Company's revenue is not within the scope of Accounting Standards Codification Topic 606 which does not apply to revenue associated with financial instruments, including interest income on loans and securities, which comprise the majority of the Company's revenue. Revenue-generating activities that are within the scope of this guidance are components of non-interest income. These revenue streams can generally be classified as demand deposit account fees, title insurance fees, insurance agency income and other fees.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
17.    Revenue Recognition (continued)

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$1,449	$858	$2,619	$1,696
Title insurance fees	1,035	1,503	1,992	3,123
Insurance agency income	45	—	45	—
Other non-interest income	2,106	1,956	4,139	3,697
Total in-scope non-interest income	4,635	4,317	8,795	8,516
Total out-of-scope non-interest income	3,034	10,074	5,915	14,470
Total non-interest income	$7,669	$14,391	$14,710	$22,986

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

RSI Insurance Agency, Inc. performs the function of an insurance intermediary, by introducing the policyholder and insurer for life and health, and property and casualty insurance, and is compensated by a commission fee for placement of an insurance policy. Commission and fees are generally recognized as of the effective date of the insurance policy. Commission revenues related to installment billings are recognized on the invoice date. Subsequent commission adjustments are recognized upon the receipt of notification from insurance companies concerning matters necessitating such adjustments.

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

18.    Subsequent Events

    The Company has evaluated events subsequent to June 30, 2022 and through the financial statement issuance date of August 9, 2022, and concluded that no material events occurred that would require disclosure.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

    Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risk factors and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, as well as its impact on fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, higher inflation and its impact on national and local economic conditions, the Company's ability to successfully implement its business strategy, acquisitions and the integration of acquired businesses, credit risk management, the effect of the COVID-19 pandemic (including its impact on our borrowers and their ability to repay their loans, and on the local and national economies), asset-liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

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

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total assets increased $527.3 million, or 5.7%, to $9.8 billion at June 30, 2022 from $9.2 billion at December 31, 2021. The increase in total assets was primarily attributable to an increase in cash and cash equivalents of $38.2 million, an increase in loans receivable, net of $634.3 million, an increase in bank-owned life insurance of $14.1 million, an increase in goodwill and intangibles of $37.4 million, and an increase in other assets of $11.2 million, partially offset by a decrease in debt securities available for sale of $213.2 million.

Cash and cash equivalents increased $38.2 million, or 53.8%, to $109.2 million at June 30, 2022 from $71.0 million at December 31, 2021. The increase was primarily attributable to $140.8 million in cash and cash equivalents acquired in the RSI Bank acquisition, repayments on loans and mortgage-backed securities, and proceeds from the sale $126.8 million of debt securities available for sale, partially offset by $137.0 million in purchases of debt securities available for sale, and $53.2 million in repurchases of common stock under our stock repurchase program.

Debt securities available for sale decreased $213.2 million, or 12.5%, to $1.5 billion at June 30, 2022 from $1.7 billion at December 31, 2021. The decrease was attributable to repayments on securities of $169.2 million, sales of securities of $126.8 million, and a decrease in the gross unrealized gain (loss) of $132.2 million, predominately due to rising interest rates, partially offset by purchases of securities of $137.0 million, primarily consisting of U.S government and agency obligations and mortgage-backed securities and $79.0 million of debt securities available for sale acquired due to the RSI Bank acquisition.

Loans receivable, net, increased $634.3 million, or 10.1%, to $6.9 billion at June 30, 2022 from $6.3 billion at December 31, 2021. One-to-four family real estate loans, multi-family real estate loans, commercial real estate loans, commercial business loans, and home equity loans and advances increased $419.4 million, $36.4 million, $136.4 million, $21.9 million, and $5.0 million, respectively, partially offset by a decrease in construction loans of $18.3 million. The Company acquired $335.5 million in loans from the RSI Bank acquisition during the second quarter of 2022. The allowance for credit losses for loans decreased $12.1 million to $50.6 million at June 30, 2022 from $62.7 million at December 31, 2021. A $16.8 million decrease in the allowance for credit losses for loans was recorded on January 1, 2022 upon adoption of the CECL standard. During the six months ended June 30, 2022, the allowance for credit losses increased $3.0 million, primarily due to an increase in the outstanding balance of loans, including $1.9 million in allowance for credit losses recorded on the loans acquired from RSI Bank. The June 30, 2022 methodology and impact of loss rates and qualitative factors remained consistent with those established upon initial adoption of the CECL standard.

Bank-owned life insurance increased $14.1 million, or 5.7%, to $261.6 million at June 30, 2022 from $247.5 million at December 31, 2021. The increase was mainly attributable to bank-owned life insurance of $13.0 million acquired due to the RSI Bank acquisition.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Goodwill and intangibles increased $37.4 million, or 40.8%, to $129.1 million at June 30, 2022 from $91.7 million at December 31, 2021. The increase consisted of $28.0 million in goodwill and $10.3 million in core deposit intangibles recorded due to the RSI Bank acquisition.

Other assets increased $11.2 million, or 4.5%, to $260.8 million at June 30, 2022 from $249.6 million at December 31, 2021. The increase in other assets consisted of an increase of $30.5 million in net deferred tax assets, an increase of $5.2 million in a low income housing tax credit asset and an increase of $7.1 million in accounts receivable related to an unsettled investment security sold, partially offset by a decrease of $17.2 million in interest rate swap assets, and a decrease of $18.6 million in the Company's pension plan balance.

Total liabilities increased $532.1 million, or 6.5%, to $8.7 billion at June 30, 2022 from $8.1 billion at December 31, 2021. The increase was primarily attributable to an increase in total deposits of $462.8 million, or 6.1%, an increase in borrowings of $42.7 million, or 11.3%, and an increase in accrued expenses and other liabilities of $17.2 million, or 10.7%. The increase in total deposits primarily consisted of increases in non-interest bearing demand deposits, interest-bearing demand deposits, money market accounts, savings and club deposits, and certificates of deposit of $76.0 million, $107.0 million, $54.8 million, $162.1 million, and $62.9 million respectively. These increases included $502.7 million in deposits assumed in connection with the RSI Bank acquisition. The increase in borrowings was primarily driven by a $20.0 million increase in FHLB overnight borrowings and a $22.8 million increase in FHLB term advances, of which $5.8 million were acquired due to the RSI Bank acquisition. The increase in accrued expenses and other liabilities primarily consisted of $10.6 million in accrued expenses and other liabilities related to the RSI Bank acquisition, a $5.2 million increase in a low income housing tax credit liability, a $4.4 million increase in outstanding checks, and a $7.8 million increase in allowance for credit losses for unfunded commitments, partially offset by a $6.4 million decrease in interest rate swap liabilities and a $6.3 million decrease in accrued incentive compensation. Upon the initial adoption of the CECL standard on January 1, 2022, an allowance for credit losses for unfunded commitments of $7.7 million was recorded.

Total stockholders’ equity decreased $4.8 million, or 0.4%, with a balance of $1.1 billion at both June 30, 2022 and December 31, 2021. The decrease in equity was primarily attributable to an increase of $109.9 million in unrealized losses on debt securities available for sale and interest rate swap contracts, net of taxes, included in other comprehensive income, and the repurchase of 2,546,667 shares of common stock totaling $53.2 million, or $20.88 per share, under our stock repurchase program, partially offset by net income of $43.4 million and an increase in paid in capital of $102.7 million due to the issuance of 6,086,314 shares of Company common stock to Columbia Bank MHC in connection with the RSI Bank acquisition.

Comparison of Results of Operations for the Three Months Ended June 30, 2022 and June 30, 2021

Net income of $23.0 million was recorded for the quarter ended June 30, 2022, a decrease of $3.7 million, or 14.0%, compared to net income of $26.7 million for the quarter ended June 30, 2021, was partially due to the quarter ended June 30, 2021 including a $7.7 million gain on the sale of commercial business loans granted as part of the Small Business Administration PPP, in addition to recording $1.3 million in merger expenses and $1.8 million in provision for credit losses on the loans acquired from the RSI Bank acquisition during the quarter ended June 30, 2022. The decrease in net income was primarily attributable to a $3.3 million increase in provision for credit losses, a $6.7 million decrease in non-interest income, and a $4.1 million increase in non-interest expense, partially offset by a $8.4 million increase in net interest income and a $2.0 million decrease in income tax expense.

Net interest income was $66.5 million for the quarter ended June 30, 2022, an increase of $8.4 million, or 14.5%, from $58.1 million for the quarter ended June 30, 2021. The increase in net interest income was primarily attributable to a $3.2 million decrease in interest expense on deposits and borrowings, coupled with a $5.2 million increase in interest income. The decrease in interest expense on deposits was driven by an increase in lower costing demand deposits and the repricing of existing deposits at reduced rates as a result of the sustained lower interest rate environment until March 2022, when the Federal Reserve announced a 25 basis point increase in the federal funds rate. The subsequent 50 basis point increase in interest rates in May 2022 and the 75 basis point increase in interest rates in June 2022, did not significantly impact second quarter interest expense on deposits, as the repricing on deposit products lags in relation to increases in market interest rates. The increase in interest income for the quarter ended June 30, 2022 was due to an increase in the average balance of interest-earning assets coupled with the impact of the rise in interest rates during the quarter ended June 30, 2022. Prepayment penalties, which are included in interest income on loans, totaled $1.5 million for the quarter ended June 30, 2022, compared to $1.1 million for the quarter ended June 30, 2021.

The average yield on loans for the quarter ended June 30, 2022 decreased 4 basis points to 3.68%, as compared to 3.72% for the quarter ended June 30, 2021, but increased 6 basis points since March 31, 2022, as interest income grew due to rising interest rates and loan growth. The average yield on securities for the quarter ended June 30, 2022 increased 21 basis points to 2.14%, as compared to 1.93% for the quarter ended June 30, 2021, as $88.4 million of higher yielding securities were purchased, and a number of

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
adjustable rate securities tied to various indexes repriced higher during the quarter. The average yield on other interest-earning assets for the quarter ended June 30, 2022 increased 69 basis points to 1.93%, as compared to 1.24% for the quarter ended June 30, 2021, as the average cash balances in lower yielding bank accounts decreased for the quarter ended June 30, 2022.

Total interest expense was $6.6 million for the quarter ended June 30, 2022, a decrease of $3.2 million, or 33.0%, from $9.8 million for the quarter ended June 30, 2021. The decrease in interest expense was primarily attributable to a 26 basis point decrease in the average cost of interest-bearing deposits which was partially offset by the impact of the increase in the average balance of deposits. The decrease in interest expense on deposits was driven by an increase in lower costing demand deposits and the repricing of existing deposits at reduced rates as a result of the sustained lower interest rate environment as described above. Interest on borrowings decreased $46,000, or 2.4%, due to a decrease in the average balance of borrowings, partially offset by an increase in the cost of these borrowings.

The Company's net interest margin for the quarter ended June 30, 2022 increased 24 basis points to 3.01%, when compared to 2.77% for the quarter ended June 30, 2021. The weighted average yield on interest-earning assets increased 7 basis points to 3.31% for the quarter ended June 30, 2022 as compared to 3.24% for the quarter ended June 30, 2021. The average cost of interest-bearing liabilities decreased 22 basis points to 0.40% for the quarter ended June 30, 2022 as compared to 0.62% for the quarter ended June 30, 2021. The increase in yields for the quarter ended June 30, 2022, were due to the impact of the rise in interest rates during the quarter, while the decrease in costs were largely driven by the sustained lower interest rate environment until rates began to rise in March 2022. The net interest margin increased for the quarter ended June 30, 2022, as the repricing of interest-bearing liabilities lags in relation to the repricing of yields on interest-earning assets in a rising rate environment.

The provision for credit losses for the quarter ended June 30, 2022 was $1.5 million, an increase of $3.3 million, from a reversal of provision for loan loss expense of $1.8 million recorded for the quarter ended June 30, 2021. The increase in provision for credit losses during the quarter was primarily attributable to an increase in the balances of loans, including $1.8 million in provision for credit losses recorded on the loans acquired from RSI Bank, and the consideration of economic conditions.

Non-interest income was $7.7 million for the quarter ended June 30, 2022, a decrease of $6.7 million, or 46.7%, from $14.4 million for the quarter ended June 30, 2021. The decrease was primarily attributable to a decrease in income from the gain on the sale of loans of $8.5 million, and a decrease in income from title insurance fees of $468,000, partially offset by an increase in demand deposit fees of $591,000, an increase in BOLI income of $642,000 due to a death benefit claim, and an increase in the fair value of equity securities of $631,000. The quarter ended June 30, 2021 included a $7.7 million gain on the sale of commercial business loans granted as part of the Small Business Administration PPP.

Non-interest expense was $41.7 million for the quarter ended June 30, 2022, an increase of $4.1 million, or 10.9%, from $37.6 million for the quarter ended June 30, 2021. The increase was primarily attributable to an increase in compensation and employee benefits expense of $5.3 million and an increase in merger-related expenses of $1.3 million. The increase in compensation and employee benefits expense was due to an increase in staff levels and related personnel benefit costs, mainly due the acquisitions of Freehold Bank in December 2021 and RSI Bank in May 2022. The increase in merger-related expenses was related to the acquisition of RSI Bank. Other non-interest expense for the quarter ended June 30, 2022 included an increase in the credit for net periodic benefit cost of $2.1 million and a reversal of the provision for credit losses for unfunded commitments of $488,000.

Income tax expense was $8.0 million for the quarter ended June 30, 2022, a decrease of $2.0 million, as compared to $9.9 million for the quarter ended June 30, 2021, mainly due to a decrease in pre-tax income, and to a lesser extent, a decrease in the Company's effective tax rate. The Company's effective tax rate was 25.7% and 27.1% for the quarters ended June 30, 2022 and 2021, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2022 and June 30, 2021
Net income of $43.4 million was recorded for the six months ended June 30, 2022, a decrease of $4.4 million, or 9.2%, compared to net income of $47.7 million for the six months ended June 30, 2021. The decrease in net income was primarily attributable to a $6.0 million increase in provision for credit losses, an $8.3 million decrease in non-interest income, and a $7.2 million increase in non-interest expense, partially offset by a $14.4 million increase in net interest income and a $2.7 million decrease in income tax expense.

Net interest income was $129.2 million for the six months ended June 30, 2022, an increase of $14.4 million, or 12.6%, from $114.8 million for the six months ended June 30, 2021. The increase in net interest income was primarily attributable to a $8.1 million decrease in interest expense, resulting from a decrease in interest expense on deposits and borrowings, coupled with a $6.3 million

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
increase in interest income. The decrease in interest expense on deposits was driven by an increase in lower costing demand deposits and the repricing of existing deposits at reduced rates as a result of the sustained lower interest rate environment until March 2022, when the Federal Reserve announced a 25 basis point increase in the federal funds rate. The subsequent 50 basis point increase in interest rates in May 2022 and the 75 basis point increase in interest rates in June 2022, did not significantly impact interest expense on deposits, as the repricing on deposit products lags in relation to increases in market interest rates. The increase in interest income for the six months ended June 30, 2022 was due to an increase in the average balance of interest-earning assets coupled with the impact of the rise in interest rates during 2022. Prepayment penalties, which are included in interest income on loans, totaled $2.8 million for the six months ended June 30, 2022, compared to $2.0 million for the six months ended June 30, 2021.

The average yield on loans for the six months ended June 30, 2022 decreased 14 basis points to 3.65%, as compared to 3.79% for the six months ended June 30, 2021, but increased 3 basis points since March 31, 2022, as interest income grew due to rising interest rates and loan growth. The average yield on securities for the six months ended June 30, 2022 increased 19 basis points to 2.17%, as compared to 1.98% for the six months ended June 30, 2021, as $135.8 million of higher yielding securities were purchased, and a number of adjustable rate securities tied to various indexes repriced higher during the period. The average yield on other interest-earning assets for the six months ended June 30, 2022 increased 151 basis points to 2.33%, as compared to 0.82% for the six months ended June 30, 2021, as the average cash balances in lower yielding bank accounts decreased during the six months ended June 30, 2022.

Total interest expense was $12.6 million for the six months ended June 30, 2022, a decrease of $8.1 million, or 39.2%, from $20.7 million for the six months ended June 30, 2021. The decrease in interest expense was primarily attributable to a 30 basis point decrease in the average cost of interest-bearing deposits which was partially offset by the impact of the increase in the average balance of deposits. The decrease in interest expense on deposits was driven by an increase in lower costing demand deposits and the repricing of existing deposits at reduced rates as a result of the sustained lower interest rate environment as described above. Interest on borrowings decreased $746,000, or 18.8%, due to a decrease in the average balance of borrowings, partially offset by an increase in cost of borrowings.

The Company's net interest margin for the six months ended June 30, 2022 increased 21 basis points to 3.00%, when compared to 2.79% for the six months ended June 30, 2021. The weighted average yield on interest-earning assets remained consistent at 3.29% for the six months ended June 30, 2022 and 2021. The average cost of interest-bearing liabilities decreased 28 basis points to 0.39% for the six months ended June 30, 2022 as compared to 0.67% for the six months ended June 30, 2021. The decrease in costs for the six months ended June 30, 2022 were largely driven by the sustained lower interest rate environment until rates began to rise in March 2022. The net interest margin increased for the six months ended June 30, 2022 as the cost of interest-bearing liabilities continued to reprice lower, while the total yield on interest-earning assets remained constant. The net interest margin increased for the six months ended June 30, 2022, as the repricing of interest-bearing liabilities lags in relation to the repricing of yields on interest-earning assets in a rising rate environment.

On January 1, 2022, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), also known as the Current Expected Credit Loss ("CECL") standard. CECL requires the measurement of all expected credit losses over the life of financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In connection with the adoption of CECL, the Company recognized a cumulative effect adjustment that increased stockholders' equity by $6.2 million, net of tax. At adoption and on a gross basis, the Company decreased its allowance for credit losses ("ACL") by $16.8 million for loans, increased its ACL for unfunded commitments, included in other liabilities, by $7.7 million, and established an ACL for debt securities available for sale of $490,000. The provision for credit losses for the six months ended June 30, 2022 was $3.0 million, an increase of $6.0 million, from a reversal of provision for loan loss of $3.0 million recorded for the six months ended June 30, 2021. The increase in provision for credit losses during the six months ended June 30, 2022 was primarily attributable to an increase in the balances of loans and the consideration of economic conditions.

Non-interest income was $14.7 million for the six months ended June 30, 2022, a decrease of $8.3 million, or 36.0%, from $23.0 million for the six months ended June 30, 2021. The decrease was primarily attributable to a decrease in income from the gain on the sale of loans of $10.6 million and a decrease in income from title insurance fees of $1.1 million, partially offset by an increase in the change in fair value of equity securities of $1.3 million and an increase in demand deposit fees of $923,000. The six months ended June 30, 2021 included a $7.7 million gain on the sale of commercial business loans granted as part of the Small Business Administration PPP.

Non-interest expense was $82.5 million for the six months ended June 30, 2022, an increase of $7.2 million, or 9.5%, from $75.3 million for the six months ended June 30, 2021. The increase was primarily attributable to an increase in compensation and employee benefits expense of $7.9 million and an increase in merger-related expenses of $1.4 million. The increase in compensation

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and employee benefits expense was due to an increase in staff levels and related personnel benefit costs, mainly due the acquisitions of Freehold Bank in December 2021 and RSI Bank in May 2022. There was an increase of 110 full time equivalent employees from June 30, 2021 compared to June 30, 2022. The increase in merger-related expenses was related to the acquisition of RSI Bank.

Income tax expense was $15.1 million for the six months ended June 30, 2022, a decrease of $2.7 million, as compared to $17.8 million for the six months ended June 30, 2021, mainly due to a decrease in pre-tax income, and to a lesser extent, a decrease in the Company's effective tax rate. The Company's effective tax rate was 25.8% and 27.2% for the six months ended June 30, 2022 and 2021, respectively.

Asset Quality

The Company's non-performing loans at June 30, 2022 totaled $4.5 million, or 0.07% of total gross loans, as compared to $3.9 million, or 0.06% of total gross loans, at December 31, 2021. The $586,000 increase in non-performing loans was primarily attributable to an increase of $1.3 million in non-performing one-to-four family loans, partially offset by decreases of $442,000 and $275,000, respectively, in non-performing commercial business loans and commercial real estate loans. The increase in non-performing one-to-four family loans was due to an increase in the number of loans from seven non-performing loans at December 31, 2021 to 13 loans at June 30, 2022. The decrease in non-performing commercial business loans was due to a decrease in the number of loans from six non-performing loans at December 31, 2021 to two non-performing loans at June 30, 2022. There was one non-performing commercial real estate loan at both June 30, 2022 and December 31, 2021. Non-performing assets as a percentage of total assets totaled 0.05% at June 30, 2022 as compared to 0.04% at December 31, 2021.

For the quarter ended June 30, 2022, net recoveries totaled $105,000, as compared to $245,000 in net charge-offs for the quarter ended June 30, 2021. For the six months ended June 30, 2022, net recoveries totaled $216,000, as compared to $1.7 million for the six months ended June 30, 2021.

The Company's allowance for credit losses on loans was $50.6 million, or 0.73% of total gross loans, at June 30, 2022, compared to $62.7 million, or 0.99% of total gross loans, at December 31, 2021. The decrease in the allowance for credit losses for loans was primarily attributable to the impact of the initial adoption of the CECL standard on January 1, 2022, which resulted in a decrease to allowance for credit losses on loans of $16.8 million, partially offset by an increase in provision for credit losses of $3.0 million recorded during the six months ended June 30, 2022, due to an increase in the balance of loans and consideration of economic conditions.

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

    The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and projections of future taxable income. These estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets and that it is more likely than not that the benefits from certain state temporary differences will not be realized. At June 30, 2022 and December 31, 2021, the Company's net deferred tax assets (liabilities) totaled $19.6 million and $(9.7) million, respectively, which included a valuation allowance totaling $2.0 million at both dates. Based upon projections of future taxable income and the ability to carryforward

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

    The table below sets forth, as of June 30, 2022, the net portfolio value, the estimated changes in the net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and Freehold Bank and its subsidiaries only and does not include any assets of the Company.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
			(Dollars in thousands)
+300	$268,863	$(8,180)	(2.95)%	$1,271,466	15.18%	(21.66)%
+200	272,122	(4,921)	(1.78)	1,398,794	16.17	(13.82)
+100	274,874	(2,169)	(0.78)	1,515,793	16.97	(6.61)
Base	277,043	—	—	1,623,062	17.60	—
-100	267,735	(9,308)	(3.36)	1,663,307	17.46	2.48

    As of June 30, 2022, based on the scenarios above, net interest income would decrease by approximately 1.78% if rates were to rise 200 basis points, and would decrease by 3.36% if rates were to decrease 100 basis points over a one-year time horizon.

    Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of June 30, 2022, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 13.82%. If rates were to decrease 100 basis points, the model forecasts a 2.48% increase in the NPV.

    Overall, our June 30, 2022 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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
Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of June 30, 2022 and December 31, 2021, each of the Company and the Banks exceeded all capital adequacy requirements to which it is subject.

    The following tables presents the Company's, Columbia Bank's and Freehold Bank's actual capital amounts and ratios at June 30, 2022 and December 31, 2021 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At June 30, 2022:
Total capital (to risk-weighted assets)	$1,145,051	16.43%	$557,657	8.00%	$731,925	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,086,231	15.58	418,243	6.00	592,511	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,079,014	15.48	313,682	4.50	487,950	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,086,231	11.36	382,619	4.00	382,619	4.00	N/A	N/A

At December 31, 2021:
Total capital (to risk-weighted assets)	$1,104,863	17.13%	$515,924	8.00%	$677,151	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,041,650	16.15	386,943	6.00	548,170	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,034,433	16.04	290,207	4.50	451,434	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,041,650	11.23	370,909	4.00	370,909	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Columbia Bank	(In thousands, except ratio data)
At June 30, 2022:
Total capital (to risk-weighted assets)	$1,055,048	15.60%	$541,217	8.00%	$710,347	10.50%	$676,521	10.00%
Tier 1 capital (to risk-weighted assets)	997,900	14.75	405,912	6.00	575,043	8.50	541,217	8.00
Common equity tier 1 capital (to risk-weighted assets)	997,900	14.75	304,434	4.50	473,565	7.00	439,739	6.50
Tier 1 capital (to adjusted total assets)	997,900	10.76	371,051	4.00	371,051	4.00	463,814	5.00

At December 31, 2021:
Total capital (to risk-weighted assets)	$962,137	15.39%	$500,127	8.00%	$656,417	10.50%	$625,159	10.00%
Tier 1 capital (to risk-weighted assets)	898,935	14.38	375,095	6.00	531,385	8.50	500,127	8.00
Common equity tier 1 capital (to risk-weighted assets)	898,935	14.38	281,322	4.50	437,611	7.00	406,353	6.50
Tier 1 capital (to adjusted total assets)	898,935	9.80	366,961	4.00	366,961	4.00	458,701	5.00

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Freehold Bank	(In thousands, except ratio data)
At June 30, 2022:
Total capital (to risk-weighted assets)	$43,562	23.08%	$15,100	8.00%	$19,819	10.50%	$18,875	10.00%
Tier 1 capital (to risk-weighted assets)	41,889	22.19	11,325	6.00	16,044	8.50	15,100	8.00
Common equity tier 1 capital (to risk-weighted assets)	41,889	22.19	8,494	4.50	13,212	7.00	12,269	6.50
Tier 1 capital (to adjusted total assets)	41,889	14.71	11,391	4.00	11,391	4.00	14,238	5.00

At December 31, 2021:
Total capital (to risk-weighted assets)	$41,549	22.87%	$14,534	8.00%	$19,076	10.50%	$18,168	10.00%
Tier 1 capital (to risk-weighted assets)	41,537	22.86	10,901	6.00	15,443	8.50	14,534	8.00
Common equity tier 1 capital (to risk-weighted assets)	41,537	22.86	8,176	4.50	12,717	7.00	11,809	6.50
Tier 1 capital (to adjusted total assets)	41,537	13.71	12,118	4.00	12,118	4.00	15,147	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2022. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

    During the quarter ended June 30, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

    The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

    For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission. As of June 30, 2022, the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    The following table reports information regarding repurchases of the Company's common stock during the quarter ended June 30, 2022:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2022	292,587	$21.23	290,855	3,499,565
May 1 - 31, 2022	711,574	20.14	710,900	2,788,665
June 1 - 30, 2022	524,169	21.10	521,393	2,267,272
Total	1,528,330	$20.68	1,523,148

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

(2) During the three months ended June 30, 2022, 5,182 shares were repurchased pursuant to forfeitures related to the 2019 Equity Incentive Plan and not as part of a share repurchase program.

Item 3.     Defaults Upon Senior Securities

    Not Applicable.

Item 4.     Mine Safety Disclosures

    Not Applicable.

Item 5.     Other Information

    None.

Item 6.     Exhibits

    The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into this Quarterly Report on Form 10-Q.

Exhibit Index

10.1	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Jenifer W. Walden

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

Columbia Financial, Inc.

Date:	August 9, 2022	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2022	/s/Dennis E. Gibney
Dennis E. Gibney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)