Form 10-Q
period 2022-09-30
Columbia Financial, Inc.
filed 2022-11-09
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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
☐ Yes ☒ No

As of November 4, 2022, there were 109,575,472 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share (including 76,016,524 shares held by Columbia Bank, MHC).

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets	(Unaudited)

Cash and due from banks	$101,917	$70,702
Short-term investments	131	261
Total cash and cash equivalents	102,048	70,963

Debt securities available for sale, at fair value	1,371,721	1,703,847
Debt securities held to maturity, at amortized cost (fair value of $373,494 and $434,789 at September 30, 2022 and December 31, 2021, respectively)	425,077	429,734
Equity securities, at fair value	3,453	2,710
Federal Home Loan Bank stock	37,726	23,141

Loans receivable	7,326,223	6,360,601
Less: allowance for credit losses (1)	51,891	62,689
Loans receivable, net	7,274,332	6,297,912

Accrued interest receivable	30,152	28,300
Office properties and equipment, net	84,255	78,708
Bank-owned life insurance ("BOLI")	263,217	247,474
Goodwill and intangible assets	126,296	91,693
Other assets	293,894	249,615
Total assets	$10,012,171	$9,224,097

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$8,064,893	$7,570,216
Borrowings	674,018	377,309
Advance payments by borrowers for taxes and insurance	44,463	36,471
Accrued expenses and other liabilities	199,152	161,020
Total liabilities	8,982,526	8,145,016

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 130,789,496 shares issued and 109,907,943 shares outstanding at September 30, 2022 and 124,630,738 shares issued and 107,442,453 shares outstanding at December 31, 2021	1,308	1,246
Additional paid-in capital	779,294	667,906
Retained earnings	835,627	765,133
Accumulated other comprehensive loss	(201,149)	(45,919)
Treasury stock, at cost; 20,881,553 shares at September 30, 2022 and 17,188,285 shares at December 31, 2021	(349,373)	(271,647)
Common stock held by the Employee Stock Ownership Plan	(35,322)	(37,026)
Stock held by Rabbi Trust	(3,010)	(2,425)
Deferred compensation obligations	2,270	1,813
Total stockholders' equity	1,029,645	1,079,081
Total liabilities and stockholders' equity	$10,012,171	$9,224,097

See accompanying notes to unaudited consolidated financial statements.

(1) The Company adopted ASU 2016-13 as of January 1, 2022. Prior year periods have not been restated.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:	(Unaudited)
Loans receivable	$68,516	$55,451	$187,400	$171,902
Debt securities available for sale and equity securities	8,434	7,622	25,741	21,521
Debt securities held to maturity	2,440	2,353	7,223	6,256
Federal funds and interest-earning deposits	151	167	245	310
Federal Home Loan Bank stock dividends	384	460	1,129	1,582
Total interest income	79,925	66,053	221,738	201,571
Interest expense:
Deposits	6,968	6,673	16,326	23,403
Borrowings	3,806	2,028	7,028	5,996
Total interest expense	10,774	8,701	23,354	29,399

Net interest income	69,151	57,352	198,384	172,172

Provision for (reversal of) credit losses (1)	1,516	480	4,514	(2,561)

Net interest income after provision for (reversal of) credit losses	67,635	56,872	193,870	174,733

Non-interest income:
Demand deposit account fees	1,510	986	4,129	2,682
Bank-owned life insurance	1,633	1,504	5,501	4,475
Title insurance fees	796	1,431	2,788	4,554
Loan fees and service charges	1,432	844	2,928	2,209
Gain on securities transactions	—	2,296	210	2,015
Change in fair value of equity securities	(264)	(443)	(332)	(1,809)
(Loss) gain on sale of loans	(1)	140	109	10,814
Other non-interest income	3,058	2,116	7,541	6,920
Total non-interest income	8,164	8,874	22,874	31,860

Non-interest expense:
Compensation and employee benefits	31,523	24,512	86,393	71,506
Occupancy	5,973	4,846	16,838	14,912
Federal deposit insurance premiums	645	604	1,922	1,751
Advertising	771	662	2,215	1,860
Professional fees	2,134	1,766	5,727	5,207
Data processing and software expenses	3,670	2,798	10,036	8,181
Merger-related expenses	1,198	55	2,676	130
Loss on extinguishment of debt	—	—	—	742
Other non-interest expense, net	1,925	1,809	4,501	8,076
Total non-interest expense	47,839	37,052	130,308	112,365

Income before income tax expense	27,960	28,694	86,436	94,228

Income tax expense	7,041	7,712	22,154	25,513

Net income	$20,919	$20,982	$64,282	$68,715

Earnings per share-basic	$0.20	$0.20	$0.61	$0.66
Earnings per share-diluted	$0.19	$0.20	$0.61	$0.66
Weighted average shares outstanding-basic	106,926,864	102,977,254	105,440,345	104,486,520
Weighted average shares outstanding-diluted	107,534,498	102,977,254	106,040,240	104,486,520

See accompanying notes to unaudited consolidated financial statements.

(1) The Company adopted ASU 2016-13 as of January 1, 2022. Prior year periods have not been restated.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)

Net income	$20,919	$20,982	$64,282	$68,715

Other comprehensive (loss) income, net of tax:
Unrealized (loss) on debt securities available for sale	(47,155)	(9,943)	(142,643)	(22,189)
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(13)	(2)	(21)	—
Reclassification adjustment for gain included in net income	—	1,791	151	1,589
	(47,168)	(8,154)	(142,513)	(20,600)

Derivatives, net of tax:
Unrealized gain on swap contracts accounted for as cash flow hedges	1,182	1,467	5,167	8,098
	1,182	1,467	5,167	8,098

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(11)	(10)	(31)	(31)
Reclassification adjustment of actuarial net (loss) included in net income	(244)	(1,089)	(732)	(3,267)
Change in funded status of retirement obligations	937	2,198	(17,121)	36,570
	682	1,099	(17,884)	33,272

Total other comprehensive (loss) income	(45,304)	(5,588)	(155,230)	20,770

Total comprehensive (loss) income, net of tax	$(24,385)	$15,394	$(90,948)	$89,485

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended September 30, 2022 and 2021
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at June 30, 2022	$1,308	$776,542	$814,708	$(155,845)	$(325,723)	$(35,895)	$(2,878)	$2,067	$1,074,284
Net income	—	—	20,919	—	—	—	—	—	20,919
Other comprehensive (loss)	—	—	—	(45,304)	—	—	—	—	(45,304)
Stock based compensation	—	1,680	—	—	—	—	—	—	1,680
Purchase of treasury stock (874,080 shares)	—	—	—	—	(18,590)	—	—	—	(18,590)
Exercise of stock options (87,025 shares)	—	(253)	—	—	—	—	—	—	(253)
Restricted stock forfeitures (31,796 shares)	—	661	—	—	(661)	—	—	—	—
Repurchase shares for taxes (198,794 shares)	—	—	—	—	(4,399)	—	—	—	(4,399)
Employee Stock Ownership Plan shares committed to be released	—	664	—	—	—	573	—	—	1,237
Funding of deferred compensation obligations	—	—	—	—	—	—	(132)	203	71
Balance at September 30, 2022	$1,308	$779,294	$835,627	$(201,149)	$(349,373)	$(35,322)	$(3,010)	$2,270	$1,029,645

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended September 30, 2022 and 2021
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at June 30, 2021	$1,220	$614,381	$720,817	$(43,267)	$(221,072)	$(38,169)	$(2,205)	$1,341	$1,033,046
Net income	—	—	20,982	—	—	—	—	—	20,982
Other comprehensive income	—	—	—	(5,588)	—	—	—	—	(5,588)
Stock based compensation	—	2,203	—	—	—	—	—	—	2,203
Purchase of treasury stock (1,163,500 shares)	—	—	—	—	(20,544)	—	—	—	(20,544)
Exercise of options (26,861 shares)	—	(26)	—	—	—	—	—	—	(26)
Restricted stock forfeitures (29,882 shares)	—	539	—	—	(539)	—	—	—	—
Repurchase shares for taxes (16,599 shares)	—	—	—	—	(292)	—	—	—	(292)
Employee Stock Ownership Plan shares committed to be released	—	451	—	—	—	572	—	—	1,023
Funding of deferred compensation obligations	—	—	—	—	—	—	(94)	166	72
Balance at September 30, 2021	$1,220	$617,548	$741,799	$(48,855)	$(242,447)	$(37,597)	$(2,299)	$1,507	$1,030,876

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Nine Months Ended September 30, 2022 and 2021
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2021	$1,246	$667,906	$765,133	$(45,919)	$(271,647)	$(37,026)	$(2,425)	$1,813	$1,079,081
Effect of adopting ASU No. 2016-13 ("CECL")	—	—	6,212	—	—	—		—	6,212
Balance at January 1, 2022	1,246	667,906	771,345	(45,919)	(271,647)	(37,026)	(2,425)	1,813	1,085,293
Net income	—	—	64,282	—	—	—	—	—	64,282
Other comprehensive (loss)	—	—	—	(155,230)	—	—	—	—	(155,230)
Issuance of common stock to Columbia Bank MHC	61	102,680	—	—	—	—	—	—	102,741
Issuance of common stock allocated to restricted stock award grants (51,746 shares)	1	(1)	—	—	—	—	—	—	—
Stock based compensation	—	5,787	—	—	—	—	—	—	5,787
Purchase of treasury stock (3,420,747 shares)	—	—	—	—	(71,766)	—	—	—	(71,766)
Exercise of stock options (155,296 shares)	—	(445)	—	—	—	—	—	—	(445)
Restricted stock forfeitures (68,548 shares)	—	1,448	—	—	(1,448)	—	—	—	—
Repurchase shares for taxes (203,973 shares)	—	—	—	—	(4,512)	—	—	—	(4,512)
Employee Stock Ownership Plan shares committed to be released	—	1,919	—	—	—	1,704	—	—	3,623
Funding of deferred compensation obligations	—	—	—	—	—	—	(585)	457	(128)
Balance at September 30, 2022	$1,308	$779,294	$835,627	$(201,149)	$(349,373)	$(35,322)	$(3,010)	$2,270	$1,029,645

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Nine Months Ended September 30, 2022 and 2021
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2020	$1,220	$609,531	$673,084	$(69,625)	$(163,015)	$(39,293)	$(1,875)	$1,260	$1,011,287
Net income	—	—	68,715	—	—	—	—	—	68,715
Other comprehensive income	—	—	—	20,770	—	—	—	—	20,770
Treasury stock allocated to restricted stock award grants	—	(733)	—	—	733	—	—	—	—
Stock based compensation	—	6,743	—	—	—	—	—	—	6,743
Purchase of treasury stock (4,633,540 shares)	—	—	—	—	(79,090)	—	—	—	(79,090)
Exercise of stock options (28,522 shares)	—	(25)	—	—	—	—	—	—	(25)
Restricted stock forfeitures (43,856 shares)	—	783	—	—	(783)	—	—	—	—
Repurchase shares for taxes (16,599 shares)	—	—	—	—	(292)	—	—	—	(292)
Employee Stock Ownership Plan shares committed to be released	—	1,249	—	—	—	1,696	—	—	2,945
Funding of deferred compensation obligations	—	—	—	—	—	—	(424)	247	(177)
Balance at September 30, 2021	$1,220	$617,548	$741,799	$(48,855)	$(242,447)	$(37,597)	$(2,299)	$1,507	$1,030,876

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(In thousands, unaudited)
Cash flows from operating activities:
Net income	$64,282	$68,715
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	4,748	16
Net amortization of premiums and discounts on securities	2,219	3,497
Net amortization of mortgage servicing rights	181	200
Amortization of intangible assets	1,369	774
Depreciation and amortization of office properties and equipment	5,456	5,019
Amortization of operating lease right-of-use assets	2,865	2,720
Loss on extinguishment of debt	—	742
Provision for (reversal of) credit losses	4,514	(2,561)
Gain on securities transactions	(210)	(2,015)
Change in fair value of equity securities	332	1,809
Gain on securitizations	—	(2,259)
Gain on sale of loans, net	(109)	(8,555)
Net loss on disposal of office properties and equipment	147	61
Deferred tax (benefit) expense	(3,487)	10,515
(Increase) decrease in accrued interest receivable	(942)	1,599
Decrease (increase) in other assets	2,114	(12,891)
Increase (decrease) in accrued expenses and other liabilities	24,951	(4,941)
Income on bank-owned life insurance	(5,501)	(4,475)
Employee stock ownership plan expense	3,623	2,945
Stock based compensation	5,787	6,743
Decrease in deferred compensation obligations under Rabbi Trust	(128)	(177)
Net cash provided by operating activities	112,211	67,481
Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	126,772	27,249
Proceeds from sales of equity securities	—	1,260
Proceeds from paydowns/maturities/calls of debt securities available for sale	226,887	257,347
Proceeds from paydowns/maturities/calls of debt securities held to maturity	27,645	29,616
Purchases of debt securities available for sale	(142,181)	(659,015)
Purchases of debt securities held to maturity	(23,298)	(175,491)
Purchases of equity securities	—	(91)
Proceeds from sales of loans held-for-sale	6,187	293,005
Purchases of loans receivable	—	(74,232)
Net increase in loans receivable	(639,970)	(208,260)
Proceeds from bank-owned life insurance death benefits	776	5
Proceeds from redemptions of Federal Home Loan Bank stock	60,176	7,661
Purchases of Federal Home Loan Bank stock	(73,855)	(4,793)
Proceeds from sales of office properties and equipment	1,009	685
Additions to office properties and equipment	(4,863)	(4,217)
Net cash acquired in acquisition	140,769	—
Net cash (used in) investing activities	$(293,946)	$(509,271)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
	2022	2021
	( In thousands, unaudited)

Cash flows from financing activities:
Net (decrease) increase in deposits	$(8,055)	$443,734
Proceeds from long-term borrowings	35,893	37,120
Payments on long-term borrowings	—	(54,168)
Net increase (decrease) in short-term borrowings	255,054	(33,427)
Increase in advance payments by borrowers for taxes and insurance	6,651	3,469
Exercise of stock options	(445)	(25)
Purchase of treasury stock	(71,766)	(79,090)
Repurchase of shares for taxes	(4,512)	(292)
Net cash provided by financing activities	$212,820	$317,321

Net increase (decrease) in cash and cash equivalents	$31,085	$(124,469)

Cash and cash equivalents at beginning of year	70,963	422,957
Cash and cash equivalents at end of period	$102,048	$298,488

Cash paid during the period for:
Interest on deposits and borrowings	$23,316	$29,544
Income tax payments, net of (refunds)	$13,229	$13,203

Non-cash investing and financing activities:
Transfer of loans receivable to loans held-for-sale	$6,078	$280,304
Securitization of loans	—	99,603
Acquisition:
Non-cash assets acquired:
Debt securities available for sale	$79,024	$—
Equity securities	1,075	—
Federal Home Loan Bank stock	906	—
Loans receivable	335,501	—
Accrued interest receivable	910	—
Office properties and equipment, net	7,296	—
Goodwill and intangibles	38,274	—
Deferred tax asset, net	3,633	—
Bank-owned life insurance	13,033	—
Other assets	2,723	—
Total non-cash assets acquired	$482,375	$—
Liabilities assumed:
Deposits	$502,732	$—
Borrowings	5,762	—
Advance payments by borrowers for taxes and insurance	1,341	—
Accrued expenses and other liabilities	10,568	—
Total liabilities assumed	$520,403	$—
Net non-cash liabilities assumed	$(38,028)	$—
Net cash and cash equivalents acquired in acquisition	$140,769	$—

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.Basis of Financial Statement Presentation

    The accompanying consolidated financial statements include the accounts of Columbia Financial, Inc. ("Columbia Financial"), its wholly-owned subsidiaries, Columbia Bank ("Columbia") and Freehold Bank ("Freehold") and Columbia's wholly-owned subsidiaries, Columbia Investment Services, Inc., 2500 Broadway Corp., 1901 Residential Management Co. LLC, Plaza Financial Services, Inc., First Jersey Title Services, Inc., Real Estate Management Corp. LLC, 1901 Commercial Management Co. LLC, Stewardship Realty LLC, CSB Realty Corp., RSI Insurance Agency, Inc., RSI Investment Corporation, and Highlander Investment Company (collectively, the “Company”). In consolidation, all intercompany accounts and transactions are eliminated.

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

    The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

2.    Acquisitions

Freehold Bank

On December 1, 2021, the Company completed its acquisition of Freehold Bancorp, MHC, Freehold Bancorp, Inc. and Freehold Bank (collectively, the "Freehold Entities"). Pursuant to the terms of the merger agreement, Freehold Bancorp, MHC merged with and into the MHC, with the MHC as the surviving entity; and Freehold Bancorp, Inc. merged with and into Columbia Financial, with Columbia Financial as the surviving entity. In connection with the merger, Freehold Bank converted to a federal savings bank and will operate as a wholly-owned subsidiary of Columbia Financial until November 6, 2023, the effective date of the merger of Freehold Bank into Columbia Bank. Under the terms of the merger agreement, depositors of Freehold Bank became depositors of the Columbia Bank and have the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at Freehold Bank. The Company issued 2,591,007 shares of its common stock to the MHC, representing an amount equal to the fair value of the Freehold Entities as determined by an independent appraiser, at December 1, 2021, the effective time of the holding company mergers.

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the Freehold Entities totaled $4,000 and $11,000 during the three and nine months ended September 30, 2022, respectively. Merger expenses recorded during the three and nine months ended September 30, 2021 totaled $55,000 and $130,000, respectively.

During the third quarter of 2022, the Company completed all tax returns related to the operations of Freehold Bank and its impact on the Company's income taxes, which resulted in an adjustment of $82,000 to deferred income taxes, net, and a corresponding decrease in goodwill.

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

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the RSI Entities totaled $1.2 million and $2.7 million, respectively, during the three and nine months ended September 30, 2022. There were no merger expenses recorded during the three and nine months ended September 30, 2021.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
2.    Acquisitions (continued)

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of May 1, 2022, and resulted in the recognition of goodwill of $28.0 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. During the third quarter of 2022, the Company completed all tax returns related to the operation of RSI Bank and its impact on the Company's income taxes, which resulted in a $2.0 million adjustment to deferred income taxes, net, and a corresponding decrease in goodwill. The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information (existing at the date of closing) relative to closing date fair values becomes available. As the Company continues to analyze the acquired assets and assumed liabilities, there may be additional adjustments to the recorded carrying values. At September 30, 2022, goodwill related to the acquisition of the RSI Entities totaled $26.0 million.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)

Net income	$20,919	$20,982	$64,282	$68,715
Shares:
Weighted average shares outstanding - basic	106,926,864	102,977,254	105,440,345	104,486,520
Effect of dilutive securities	607,634	—	599,895	—
Weighted average shares outstanding - diluted	107,534,498	102,977,254	106,040,240	104,486,520
Earnings per share:
Basic	$0.20	$0.20	$0.61	$0.66
Diluted	$0.19	$0.20	$0.61	$0.66

    During the three and nine months ended September 30, 2022, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 121,935 and 89,990, respectively. During the three and nine months ended September 30, 2021, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 3,731,901 and 3,741,138, respectively.

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

During the three and nine months ended September 30, 2022, the Company repurchased 874,080 shares at a cost of approximately $18.6 million, or $21.27 per share, and 3,420,747 shares at a cost of approximately $71.8 million, or $20.98 per share, respectively, under these programs. During the three and nine months ended September 30, 2021, the Company repurchased 1,163,500 shares at a cost of approximately $20.5 million, or $17.66 per share, and 4,633,540 shares, at a cost of approximately $79.1 million, or $17.07 per share, respectively, under these programs. Repurchased shares are held as treasury stock and are available for general corporate purposes.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale

    Debt securities available for sale at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$67,491	$—	$(4,210)	$63,281
Mortgage-backed securities and collateralized mortgage obligations	1,399,397	122	(175,867)	1,223,652
Municipal obligations	3,698	—	(141)	3,557
Corporate debt securities	88,565	6	(7,340)	81,231
	$1,559,151	$128	$(187,558)	$1,371,721

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$34,711	$404	$(236)	$34,879
Mortgage-backed securities and collateralized mortgage obligations	1,553,491	14,141	(13,273)	1,554,359
Municipal obligations	4,159	20	—	4,179
Corporate debt securities	109,018	2,378	(966)	110,430
	$1,701,379	$16,943	$(14,475)	$1,703,847

    The amortized cost and fair value of debt securities available for sale at September 30, 2022, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	September 30, 2022
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$919	$901
More than one year to five years	68,971	65,791
More than five years to ten years	89,864	81,377
	$159,754	$148,069
Mortgage-backed securities and collateralized mortgage obligations	1,399,397	1,223,652
	$1,559,151	$1,371,721

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

Mortgage-backed securities and collateralized mortgage obligations totaling $1.4 billion at amortized cost, and $1.2 billion at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

     During the three months ended September 30, 2022, there were no proceeds from the sale of debt securities available for sale. During the nine months ended September 30, 2022, proceeds from the sales of debt securities available for sale totaled $126.8 million, resulting in gross gains of $210,000 and no gross losses. There were no calls and $915,000 in maturities of debt securities available for sale during three and nine months ended September 30, 2022.

During the three months ended September 30, 2021, proceeds from the sale of debt securities available for sale totaled $22.5 million, resulting in gross gains of $2.0 million and no gross losses. Proceeds from called debt securities available for sale totaled $9.0 million, resulting in no gross gains or losses. No debt securities available for sale matured during the quarter.

During the nine months ended September 30, 2021, proceeds from the sale of debt securities available for sale totaled $27.2 million, resulting in gross gains of $2.0 million and gross losses of $281,000. Proceeds from called debt securities available for sale totaled $14.0 million, resulting in no gross gains or losses. Proceeds from matured debt securities available for sale totaled $210,000.

Debt securities available for sale having a carrying value of $636.0 million and $587.7 million, at September 30, 2022 and December 31, 2021, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York. Debt securities available for sale having a carrying value of $30.1 million and $44.1 million, at September 30, 2022 and December 31, 2021, respectively, were pledged by Freehold Bank for outstanding borrowings at the Federal Home Loan Bank, and for potential borrowings at the Federal Reserve Bank of New York.

    The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at September 30, 2022 and December 31, 2021 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	September 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$54,464	$(3,104)	$8,817	$(1,106)	$63,281	$(4,210)
Mortgage-backed securities and collateralized mortgage obligations	696,364	(72,154)	504,328	(103,713)	1,200,692	(175,867)
Municipal obligations	3,557	(141)	—	—	3,557	(141)
Corporate debt securities	70,286	(6,300)	8,960	(1,040)	79,246	(7,340)
	$824,671	$(81,699)	$522,105	$(105,859)	$1,346,776	$(187,558)

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

The number of securities in an unrealized loss position at September 30, 2022 totaled 439, compared with 219 at December 31, 2021. All temporarily impaired securities were investment grade as of September 30, 2022 and December 31, 2021.

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

The following table presents the activity in the allowance for credit losses on debt securities available for sale for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$—	$—
Impact of adopting ASU 2016-13 (CECL) effective January 1, 2022	—	490
(Reversal of ) credit losses	—	(490)
Balance at September 30, 2022	$—	$—

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $3.1 million at September 30, 2022, and is excluded from the estimate of credit losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity

    Debt securities held to maturity at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$49,871	$—	$(7,587)	$—	$42,284
Mortgage-backed securities and collateralized mortgage obligations	375,206	—	(43,996)	—	331,210
	$425,077	$—	$(51,583)	$—	$373,494

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$44,870	$—	$(759)	$44,111
Mortgage-backed securities and collateralized mortgage obligations	384,864	6,741	(927)	390,678
	$429,734	$6,741	$(1,686)	$434,789

The amortized cost and fair value of debt securities held to maturity at September 30, 2022, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	September 30, 2022
	Amortized Cost	Fair Value
	(In thousands)

More than one year to five years	$19,875	$18,282
More than five years to ten years	19,996	16,479
More than ten years	10,000	7,523
	49,871	42,284
Mortgage-backed securities and collateralized mortgage obligations	375,206	331,210
	$425,077	$373,494

Mortgage-backed securities and collateralized mortgage obligations totaling $375.2 million at amortized cost, and $331.2 million at fair value at September 30, 2022, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three and nine months ended September 30, 2022, there were no sales, calls or maturities of debt securities held to maturity.

    During the three and nine months ended September 30, 2021, there were no sales or maturities of debt securities held to maturity. During the three months ended September 30, 2021 there were no calls of debt securities held to maturity. During the nine months ended September 30, 2021, proceeds from called debt securities held to maturity totaled $5.1 million, resulting in no gross gains or losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity (continued)

Debt securities held to maturity having a carrying value of $230.9 million and $252.4 million, at September 30, 2022 and December 31, 2021, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at September 30, 2022 and December 31, 2021 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	September 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$4,967	$(32)	$37,316	$(7,555)	$42,283	$(7,587)
Mortgage-backed securities and collateralized mortgage obligations	322,117	(41,399)	9,093	(2,597)	331,210	(43,996)
	$327,084	$(41,431)	$46,409	$(10,152)	$373,493	$(51,583)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$44,111	$(759)	$—	$—	$44,111	$(759)
Mortgage-backed securities and collateralized mortgage obligations	79,036	(927)	—	—	79,036	(927)
	$123,147	$(1,686)	$—	$—	$123,147	$(1,686)

    The number of securities in an unrealized loss position at September 30, 2022 totaled 117, compared with 25 at December 31, 2021. All temporarily impaired securities were investment grade as of September 30, 2022 and December 31, 2021.

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities held to maturity. Accrued interest receivable on debt securities held to maturity is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $820,000 at September 30, 2022, and is excluded from the estimate of credit losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
8.    Equity Securities at Fair Value

    The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, preferred stock in U.S. Government agencies, and a community reinvestment act qualifying bond fund which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at September 30, 2022 and December 31, 2021 was $3.5 million and $2.7 million, respectively.

    The Company recorded a net decrease in the fair value of equity securities of $264,000 and $443,000, during the three months ended September 30, 2022 and 2021, respectively, as a component of non-interest income. During the nine months ended September 30, 2022 and 2021, the Company recorded a net decrease in the fair value of equity securities of $332,000 and $1.8 million, respectively, as a component of non-interest income.

    During the three and nine months ended September 30, 2022, there were no sales of equity securities. During the three and nine months ended September 30, 2021, sales of equity securities totaled $1.3 million, resulting in gross gains of $344,000 and no gross losses.

9.    Loans Receivable and Allowance for Credit Losses

On January 1, 2022, the Company adopted CECL (ASC Topic 326), which replaced the historical incurred loss methodology with an expected loss methodology. The loan portfolio segmentation was expanded to seven portfolio segments taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. Disclosures at and for the periods ended December 31, 2021 and September 30, 2021, are presented in accordance with the expanded segmentation adopted in conjunction with CECL, when appropriate. The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans receivable. Accrued interest receivable on loans receivable is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $26.3 million at September 30, 2022, and is excluded from the estimate of credit losses.
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

    Loans receivable at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30,	December 31,
	2022	2021
	(In thousands)
Real estate loans:
One-to-four family	$2,706,114	$2,092,317
Multifamily	1,142,459	1,041,108
Commercial real estate	2,354,786	2,170,236
Construction	289,650	295,047
Commercial business loans	497,478	452,232
Consumer loans:
Home equity loans and advances	279,824	276,563
Other consumer loans	2,214	1,428
Total gross loans	7,272,525	6,328,931
Purchased credit-deteriorated ("PCD") loans	19,771	6,791
Net deferred loan costs, fees and purchased premiums and discounts	33,927	24,879
Loans receivable	$7,326,223	$6,360,601

    The Company had no loans held-for-sale at September 30, 2022 and December 31, 2021. During the three months ended September 30, 2022, the Company sold $1.8 million, $685,000, and $510,000 of one-to-four family real estate loans, SBA loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $63,000 and gross losses of $64,000. During the nine months ended September 30, 2022, the Company sold $2.4 million, $2.0 million, and $1.8 million, of one-to-four family real estate loans, SBA loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $173,000 and gross losses of $64,000.

During the three months ended September 30, 2021, the Company sold $1.8 million, $15.0 million, and $1.2 million of one-to-four family real estate loans and home equity loans, commercial real estate loans, and SBA loans held-for-sale included in commercial business loans, respectively, resulting in gross gains of $140,000 and no gross losses. During the nine months ended September 30, 2021, the Company sold $17.4 million, $19.1 million, $250.1 million, and $6.4 million of one-to-four family real estate loans and home equity loans, commercial real estate loans, commercial business and SBA loans, and construction loans held-for-sale, respectively, resulting in gross gains of $8.6 million and no gross losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

During the three and nine months ended September 30, 2022, no loans were purchased by the Company. During the three months ended September 30, 2021, the Company purchased $678,000 of one-to-four family real estate loans and $2.0 million of commercial real estate loans from third parties. During the nine months ended September 30, 2021, the Company purchased $678,000 of one-to-four family real estate loans and $73.6 million of commercial real estate loans from third parties.

At September 30, 2022 and December 31, 2021, commercial business loans included $2.2 million and $44.9 million, respectively, in SBA Payroll Protection Program ("PPP") loans and net deferred fees related to these loans totaling $44,000 and $1.2 million, respectively.

The Company has entered into guarantor swaps with Freddie Mac which results in improved liquidity. During the three and nine months ended September 30, 2022, and three months ended September 30, 2021, no loans were exchanged for Freddie Mac mortgage participation certificates. During the nine months ended September 30, 2021, the Company exchanged $99.6 million of loans for Freddie Mac mortgage participation certificates, resulting in gross gains of $2.3 million and no gross losses. The Company retained the servicing of these loans.
At September 30, 2022 and December 31, 2021, the carrying value of loans serviced by the Company for investors was $507.6 million and $519.5 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition.

    The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCD loans at September 30, 2022 and December 31, 2021:

	September 30, 2022
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$5,101	$1,883	$1,257	$8,241	$2,518	$2,697,873	$2,706,114
Multifamily	1,092	—	—	1,092	—	1,141,367	1,142,459
Commercial real estate	1,436	—	2,892	4,328	3,373	2,350,458	2,354,786
Construction	544	—	—	544	—	289,106	289,650
Commercial business loans	—	—	840	840	906	496,638	497,478
Consumer loans:
Home equity loans and advances	1,425	40	159	1,624	199	278,200	279,824
Other consumer loans	—	15	—	15	—	2,199	2,214
Total loans	$9,598	$1,938	$5,148	$16,684	$6,996	$7,255,841	$7,272,525

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

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. Non-accruing loans are returned to accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At September 30, 2022 and December 31, 2021, non-accrual loans totaled $7.0 million and $3.9 million, respectively. Included in non-accrual loans at September 30, 2022 and December 31, 2021, are 11 and 10 loans totaling $1.8 million and $1.7 million, respectively, which are less than 90 days in arrears.

At September 30, 2022 there were no loans past due 90 days or more still accruing interest. At December 31, 2021, there were no loans past due 90 days or more still accruing interest other than COVID-19 related loan forbearances and deferrals. In accordance with the CARES Act, these loans were not included in the aging of loans receivable by portfolio segment in the table above, and the Company continued to accrue interest income during the forbearance or deferral period.

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

At September 30, 2022 and December 31, 2021, PCD loans acquired in the Stewardship Financial Corporation ("Stewardship") acquisition totaled $2.0 million and $2.7 million, respectively, PCD loans acquired in the Roselle Bank acquisition totaled $184,000 and $184,000, respectively, and PCD loans acquired in the Freehold Bank acquisition totaled $3.7 million and $3.9 million, respectively. At September 30, 2022, PCD loans acquired in the RSI Bank acquisition totaled $13.9 million.

    We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At September 30, 2022 and December 31, 2021, the Company had no real estate owned. At September 30, 2022 we had no residential mortgage loans in the process of foreclosure. At December 31, 2021, we had one residential mortgage loan with a carrying value of $87,000 collateralized by residential real estate which was in the process of foreclosure.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

    The following tables summarize loans receivable (including PCD loans) and allowance for credit losses by portfolio segment and impairment method at September 30, 2022 and December 31, 2021:

	September 30, 2022
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$213	$3	$98	$—	$10	$6	$—	$330
Collectively evaluated for impairment	11,725	7,246	17,540	5,630	7,463	1,861	9	51,474
Loans acquired with deteriorated credit quality	8	—	61	10	7	1	—	87
Total	$11,946	$7,249	$17,699	$5,640	$7,480	$1,868	$9	$51,891

Total loans:
Individually evaluated for impairment	$4,223	$475	$16,836	$—	$1,237	$695	$—	$23,466
Collectively evaluated for impairment	2,701,891	1,141,984	2,337,950	289,650	496,241	279,129	2,214	7,249,059
Loans acquired with deteriorated credit quality	2,179	—	15,738	1,040	662	152	—	19,771
Total loans	$2,708,293	$1,142,459	$2,370,524	$290,690	$498,140	$279,976	$2,214	$7,292,296

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables present the number of loans modified as TDRs during the three and nine months ended September 30, 2022 and 2021, along with their balances immediately prior to the modification date and post-modification. Post-modification recorded investment represents the net book balance immediately following modification.

	For the Three Months Ended September 30,
	2022			2021
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real Estate loans:
One-to-four family	—	$—	$—	1	$64	$66
Total restructured loans	—	$—	$—	1	$64	$66

	For the Nine Months Ended September 30,
	2022			2021
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real Estate loans:
One-to-four family	—	$—	$—	2	$285	$388
Commercial	—	—	—	1	192	211
Consumer loans:
Home equity loans and advances	1	119	119	—	—	—
Total restructured loans	1	$119	$119	3	$477	$599

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2022 and 2021 are as follows:

	For the Three Months Ended September 30,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2022
Balance at beginning of period	$10,836	$10,932	$14,480	$5,570	$7,284	$1,471	$10	$50,583
Provision for (reversal of) credit losses	1,394	(3,683)	3,219	70	120	385	11	1,516
Recoveries	—	—	—	—	76	18	—	94
Charge-offs	(284)	—	—	—	—	(6)	(12)	(302)
Balance at end of period	$11,946	$7,249	$17,699	$5,640	$7,480	$1,868	$9	$51,891

2021
Balance at beginning of period	$17,108	$8,442	$17,814	$9,160	$15,898	$1,471	$5	$69,898
Provision for (reversal of) credit losses	(2,218)	(146)	(171)	322	2,854	(165)	4	480
Recoveries	4	217	77	—	42	7	—	347
Charge-offs	(106)	—	—	—	(69)	(221)	(3)	(399)
Balance at end of period	$14,788	$8,513	$17,720	$9,482	$18,725	$1,092	$6	$70,326

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	For the Nine Months Ended September 30,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2022
Balance at beginning of period	$8,798	$7,741	$16,114	$8,943	$20,214	$873	$6	$62,689
Effect of adopting ASU No. 2016-13 ("CECL")	(2,308)	(2,030)	(4,227)	(2,346)	(5,302)	(229)	(1)	(16,443)
Initial allowance related to PCD loans	131	—	474	3	19	6	—	633
Provision for (reversal of) credit losses	5,364	1,538	5,338	(960)	(7,520)	1,225	19	5,004
Recoveries	338	—	—	—	131	26	—	495
Charge-offs	(377)	—	—	—	(62)	(33)	(15)	(487)
Balance at end of period	$11,946	$7,249	$17,699	$5,640	$7,480	$1,868	$9	$51,891

2021
Balance at beginning of period	$13,586	$8,897	$21,784	$11,271	$17,384	$1,748	$6	$74,676
Provision for (reversal of) credit losses	1,796	(305)	(4,812)	(1,790)	2,945	(400)	5	(2,561)
Recoveries	18	217	1,014	1	169	52	—	1,471
Charge-offs	(612)	(296)	(266)	—	(1,773)	(308)	(5)	(3,260)
Balance at end of period	$14,788	$8,513	$17,720	$9,482	$18,725	$1,092	$6	$70,326

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables present loans individually evaluated for impairment by loan segment, excluding PCD loans, at September 30, 2022 and December 31, 2021:

	At September 30, 2022
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$1,319	$1,667	$—
Multifamily	62	65	—
Commercial real estate	14,924	15,612	—
Commercial business loans	156	412	—
Consumer loans:
Home equity loans and advances	236	328	—
	16,697	18,084	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	2,904	2,922	213
Multifamily	413	413	3
Commercial real estate	1,912	1,915	98
Commercial business loans	1,081	1,081	10
Consumer loans:
Home equity loans and advances	459	459	6
	6,769	6,790	330
Total:
Real estate loans:
One-to-four family	4,223	4,589	213
Multifamily	475	478	3
Commercial real estate	16,836	17,527	98
Commercial business loans	1,237	1,493	10
Consumer loans:
Home equity loans and advances	695	787	6
Total loans	$23,466	$24,874	$330

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

    Specific allocations of the allowance for credit losses attributable to impaired loans totaled $330,000 and $378,000 at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, impaired loans for which there was no related allowance for credit losses totaled $16.7 million and $17.3 million, respectively.

    The recorded investment in TDRs totaled $20.1 million at September 30, 2022, of which two loans with an aggregate balance of $353,000 were 60-89 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at September 30, 2022. The recorded investment in TDRs totaled $22.4 million at December 31, 2021, of which one loan with a balance of $36,000 was 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2021.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

    The following tables present interest income recognized for loans individually evaluated for impairment, by loan segment, excluding PCD loans for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$4,251	$45	$5,569	$64
Multifamily	598	6	8,626	10
Commercial real estate	16,086	163	17,477	217
Commercial business loans	1,269	22	2,106	36
Consumer loans:
Home equity loans and advances	777	9	1,101	11
Total loans	$22,981	$245	$34,879	$338

	For the Nine Months Ended September 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$4,640	$146	$5,923	$229
Multifamily	675	28	11,246	359
Commercial real estate	16,254	568	17,000	329
Commercial business loans	1,447	66	2,226	106
Consumer loans:
Home equity loans and advances	787	29	1,257	32
Total loans	$23,803	$837	$37,652	$1,055

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating, excluding PCD loans at September 30, 2022 and December 31, 2021:

	Loans by Year of Origination at September 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$628,998	$844,780	$299,287	$181,706	$127,773	$620,689	$—	$—	$2,703,233
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	643	—	687	322	1,229	—	—	2,881
Total One-to-Four Family	628,998	845,423	299,287	182,393	128,095	621,918	—	—	2,706,114

Multifamily
Pass	177,878	306,208	184,752	208,321	43,451	217,307	—	—	1,137,917
Special mention	—	—	—	—	—	4,542	—	—	4,542
Substandard	—	—	—	—	—	—	—	—	—
Total Multifamily	177,878	306,208	184,752	208,321	43,451	221,849	—	—	1,142,459

Commercial Real Estate
Pass	303,030	398,505	179,623	263,603	233,911	906,137	—	—	2,284,809
Special mention	—	—	—	1,065	15,750	34,248	—	—	51,063
Substandard	—	481	1,286	1,607	—	15,540	—	—	18,914
Total Commercial Real Estate	303,030	398,986	180,909	266,275	249,661	955,925	—	—	2,354,786

Construction
Pass	103,263	107,388	31,126	14,216	6,313	27,344	—	—	289,650
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Construction	$103,263	$107,388	$31,126	$14,216	$6,313	$27,344	$—	$—	$289,650

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at September 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business
Pass	$47,082	$35,305	$34,044	$25,527	$27,075	$39,171	$274,439	$—	$482,643
Special mention	—	—	57	1,230	1,081	41	3,241	—	5,650
Substandard	—	355	63	207	2,688	348	5,524	—	9,185
Total Commercial Business	47,082	35,660	34,164	26,964	30,844	39,560	283,204	—	497,478

Home Equity Loans and Advances
Pass	21,064	22,599	15,021	13,668	12,226	92,482	102,070	442	279,572
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	20	196	36	—	252
Total Home Equity Loans and Advances	21,064	22,599	15,021	13,668	12,246	92,678	102,106	442	279,824

Other Consumer Loans
Pass	1,388	97	114	122	36	121	336	—	2,214
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	1,388	97	114	122	36	121	336	—	2,214

Total Loans	$1,282,703	$1,716,361	$745,373	$711,959	$470,646	$1,959,395	$385,646	$442	$7,272,525

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses on off balance sheet exposures is reported in other liabilities in the Consolidated Statements of Financial Condition. The liability represents an estimate of expected credit losses arising from off balance sheet exposures such as unfunded commitments. At September 30, 2022, the balance of the allowance for credit losses on unfunded commitments, included in other liabilities, totaled $6.6 million. The Company recorded a reversal of provision for credit losses on unfunded commitments, included in other non-interest expense in the Consolidated Statements of Income, of $1.7 million and $1.6 million during the three and nine months ended September 30, 2022.

The following table presents the activity in the allowance for credit losses on off balance sheet exposures for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$8,358	$524
Impact of adopting ASU 2016-13 ("CECL") effective January 1, 2022	—	7,674
(Reversal of) provision for credit losses	(1,747)	(1,587)
Balance at September 30, 2022	$6,611	$6,611

10.    Leases

    The Company's leases real estate property for branches and office space. At September 30, 2022 and December 31, 2021, all of the Company's leases are classified as operating leases.

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
    At September 30, 2022 and December 31, 2021, the weighted average remaining lease term for operating leases was 6.6 years and 7.0 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 2.34% and 2.13%, respectively.

    The Company elected to account for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the three months ended September 30, 2022 and 2021, operating and variable lease expenses totaled approximately $668,000 and $504,000, respectively. During the nine months ended September 30, 2022 and 2021, operating and variable lease expenses totaled approximately $2.0 million and $1.7 million, respectively.

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and nine months ended September 30, 2022 and 2021. At September 30, 2022, the Company had not entered into any leases which had not yet commenced.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
10.    Leases (continued)

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

	Lease Payment Obligations at
	September 30, 2022	December 31, 2021
	(In thousands)

One year or less	$1,068	$4,198
After one year to two years	4,288	3,950
After two years to three years	3,748	3,150
After three years to four years	3,079	2,479
After four years to five years	2,777	2,177
Thereafter	6,360	5,340
Total undiscounted cash flows	21,320	21,294
Discount on cash flows	(1,727)	(1,709)
Total lease liability	$19,593	$19,585

11.    Deposits

    Deposits at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30,	December 31,
	2022	2021
	(In thousands)

Non-interest-bearing demand	$1,746,668	$1,712,061
Interest-bearing demand	2,701,551	2,599,987
Money market accounts	712,900	657,156
Savings and club deposits	960,547	822,833
Certificates of deposit	1,943,227	1,778,179
Total deposits	$8,064,893	$7,570,216

Included in the above balance at December 31, 2021 are certificates of deposit obtained through brokers totaling $5.0 million that were acquired from Stewardship.

    The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $1.1 billion and $932.4 million at September 30, 2022 and December 31, 2021, respectively. Interest expense on deposits for the three months ended September 30, 2022 and 2021 totaled $7.0 million and $6.7 million, respectively. Interest expense on deposits for the nine months ended September 30, 2022 and 2021 totaled $16.3 million and $23.4 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
11.    Deposits (continued)

Scheduled maturities of certificates of deposit accounts at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30,	December 31,
	2022	2021
	(In thousands)

One year or less	$1,032,732	$1,087,631
After one year to two years	690,540	418,515
After two years to three years	116,000	143,950
After three years to four years	64,870	36,277
After four years	39,085	91,806
	$1,943,227	$1,778,179

12.    Stock Based Compensation

    At the Company's annual meeting of stockholders held on June 6, 2019, stockholders approved the Columbia Financial, Inc. 2019 Equity Incentive Plan ("2019 Plan") which provides for the issuance of up to 7,949,996 shares (2,271,427 restricted stock awards and 5,678,569 stock options) of common stock.

At September 30, 2022, there were 867,610 shares remaining available for future restricted stock awards and 2,128,741 shares remaining available for future stock option grants under the 2019 plan

     On March 22, 2021, 50,203 shares of restricted stock were awarded, with a grant date fair value of $17.86 per share. To fund the grant of restricted common stock, the Company reissued shares from treasury stock.

On March 2, 2022, 51,746 shares of restricted stock were awarded, with a grant date fair value of $21.79 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares.

    Restricted shares granted under the 2019 Plan generally vest in equal installments, over performance or service periods ranging from 1 year to 5 years, beginning 1 year from the date of grant. A portion of restricted shares awarded were performance awards, which vested upon the satisfactory attainment of certain corporate financial targets during the three months ended September 30, 2022. Management recognizes compensation expense for the fair value of restricted shares on a straight line basis over the requisite performance or service period. During the three months ended September 30, 2022 and 2021, approximately $901,000 and $1.4 million in expense was recognized in regard to these awards. The expected future compensation expense related to the 373,807 non-vested restricted shares outstanding at September 30, 2022 is approximately $5.8 million over a weighted average period of 2.1 years. During the nine months ended September 30, 2022 and 2021, approximately $3.4 million and $4.3 million in expense was recognized in regard to these awards.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

    The following is a summary of the Company's restricted stock activity during the three and nine months ended September 30, 2022 and 2021:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2022	1,054,335	$15.78
Grants	51,746	21.79
Vested	(27,775)	17.86
Forfeited	(31,570)	16.91
Non-vested at March 31, 2022	1,046,736	$15.98
Forfeited	(5,182)	18.34
Non-vested at June 30, 2022	1,041,554	$15.97
Vested	(635,951)	15.62
Forfeited	(31,796)	15.87
Non-vested at September 30, 2022	373,807	$16.58

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2021	1,263,169	$15.66
Grants	50,203	17.86
Forfeited	(13,846)	15.60
Non-vested at March 31, 2021	1,299,526	$15.74
Forfeited	(128)	15.60
Non-vested at June 30, 2021	1,299,398	$15.74
Vested	(163,882)	15.61
Forfeited	(29,882)	15.63
Non-vested at September 30, 2021	1,105,634	$15.76

On March 22, 2021, options to purchase 109,654 shares of Company common stock were awarded with a grant date fair value of $4.91 per option. These stock options granted under the 2019 Plan on such date, vest in equal installments over the service period of three years beginning one year from the date of grant. These stock options were granted at an exercise price of $17.86, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of approximately 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 6.0 years, risk-free rate of return of 1.11%, volatility of 25.98%, and a dividend yield of 0.00%.

On March 21, 2022, options to purchase 130,951 shares of Company common stock were awarded with a grant date fair value of $6.51 per option. These stock options granted under the 2019 Plan on such date, vest in equal installments over the service period of three years beginning one year from the date of grant. These stock options were granted at an exercise price of $21.79, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of approximately 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of six years risk-free rate of return of 2.34%, volatility of 25.31%, and a dividend yield of 0.00%.

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

    Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the three months ended September 30, 2022 and 2021, approximately $778,000 and $822,000 in expense was recognized in regard to these awards. The expected future compensation expense related to the 1,400,750 non-vested options outstanding at September 30, 2022 is $5.0 million over a weighted average period of 1.7 years. During the nine months ended September 30, 2022 and 2021, approximately $2.3 million and $2.4 million in expense was recognized in regard to these awards.

    The following is a summary of the Company's option activity during the three and nine months ended September 30, 2022 and 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2022	3,637,542	$15.78	7.6	$18,654,905
Granted	130,951	21.79	—	—
Exercised	(62,859)	16.42	—	—
Expired	(1,412)	15.60	—	—
Forfeited	(61,961)	16.84	—	—
Outstanding, March 31, 2022	3,642,261	$15.92	7.5	$20,401,381
Exercised	(5,412)	15.60	—	—
Forfeited	(21,801)	17.78	—	—
Outstanding, June 30, 2022	3,615,048	$15.91	7.2	$21,335,939
Exercised	(87,025)	15.60	—	—
Expired	(8,704)	15.60	—	—
Forfeited	(153,309)	15.72	—	—
Outstanding, September 30, 2022	3,366,010	$15.93	6.9	$17,598,873
Options exercisable at September 30, 2022	1,965,260	$15.67	6.4	$10,732,855

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2021	3,708,628	$15.66	8.6	$—
Granted	109,654	17.86	—	—
Expired	(2,029)	15.60	—	—
Forfeited	(30,118)	15.60	—	—
Outstanding, March 31, 2021	3,786,135	$15.73	8.4	$6,673,328
Exercised	(1,661)	15.60	—	$—
Expired	(7,529)	15.60	—	—
Forfeited	(1,412)	15.60	—	—
Outstanding, June 30, 2021	3,775,533	$15.73	8.1	$5,700,258
Exercised	(26,861)	15.60	—	$—
Expired	(353)	15.60	—
Forfeited	(58,287)	15.73	—	—
Outstanding, September 30, 2021	3,690,032	$15.73	7.9	$10,222,527
Options exercisable at September 30, 2021	1,411,976	$15.64	7.8	$4,036,196

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

    During the three and nine months ended September 30, 2022, the aggregate intrinsic value of options exercised was $507,000 and $896,000, respectively. During the three and nine months ended September 30, 2021, the aggregate intrinsic value of options exercised was $56,186 and $59,991, respectively.

13.    Components of Net Periodic Benefit Cost

    Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, and Split-Dollar Life Insurance Plans

    The Company maintains a single employer, tax-qualified defined benefit pension plan (the "Pension Plan") which covers full-time employees that satisfy the Pension Plan's eligibility requirements. The benefits are based on years of service and the employee's average compensation for the highest five consecutive years of employment. Effective October 1, 2018, newly hired employees are not eligible to participate in the Pension Plan as the Pension Plan has been closed to new employees as of that date.

    The Company also maintains a Retirement Income Maintenance Plan (the "RIM Plan") which is a non-qualified defined benefit plan which provides benefits to all employees of the Company if their benefits under the Pension Plan are limited by Internal Revenue Code Sections 415 and 401(a)(17).

    In addition, the Company provides certain health care and life insurance benefits to eligible retired employees under a Post-retirement Plan. The Company accrues the cost of retiree health care and other benefits during the employee's period of active service. Effective January 1, 2019, the Post-retirement Plan has been closed to new hires. The Company also provides life insurance benefits to eligible employees under an endorsement split-dollar life insurance program.

Through the acquisition of the RSI Entities, the Company acquired a funded pension plan, a non-funded post-retirement plan, and a split-dollar life insurance plan which are included in the tables below, based on benefit valuations as of the acquisition date.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost (continued)

Net periodic benefit (income) cost for the Pension Plan, RIM Plan, Post-retirement Plan and Split-Dollar Life Insurance plan benefits for the three and nine months ended September 30, 2022 and 2021, includes the following components:

	For the Three Months Ended September 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2022	2021	2022	2021	2022	2021	2022	2021	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$1,267	$1,872	$93	$100	$122	$130	$130	$141	Compensation and employee benefits
Interest cost	2,799	1,902	97	86	185	141	158	125	Other non-interest expense
Expected return on plan assets	(7,183)	(6,661)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	14	14	Other non-interest expense
Net loss	660	—	111	166	78	153	151	191	Other non-interest expense
Net periodic (income) benefit cost	$(2,457)	$(2,887)	$301	$352	$385	$424	$453	$471

	For the Nine Months Ended September 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2022	2021	2022	2021	2022	2021	2022	2021	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$5,199	$6,172	$279	$300	$319	$390	$383	$423	Compensation and employee benefits
Interest cost	6,911	5,414	291	258	508	423	453	375	Other non-interest expense
Expected return on plan assets	(22,375)	(19,297)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	42	42	Other non-interest expense
Net loss	660	2,000	333	498	234	459	453	573	Other non-interest expense
Net periodic (income) benefit cost	$(9,605)	$(5,711)	$903	$1,056	$1,061	$1,272	$1,331	$1,413

For the three and nine months ended September 30, 2022, Columbia Bank made a $10.0 million contribution to the Pension Plan. The net periodic (income) cost for pension benefits, other post-retirement and split-dollar life insurance benefits for the three and nine months ended September 30, 2022, was calculated using the most recent available benefit valuations.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost (continued)

Through the acquisition of the Roselle Entities, the Company acquired a non-contributory defined benefit supplemental executive retirement plan with the only participant being a former president of Roselle Bank. For the three and nine months ended September 30, 2022 and 2021, the Company recorded a net periodic benefit cost of $3,000 and $9,000, and $2,000 and $6,000 respectively, in connection with this plan.

Freehold Bank has a non-contributory defined benefit supplemental executive plan with the only participant being the former president of Freehold Bank. For the three and nine months ended September 30, 2022, the Company recorded a net periodic benefit cost of $2,000 and $6,000, respectively, in connection with this plan.

In addition, through the acquisition of the RSI Entities, the Company acquired a non-contributory defined benefit supplemental executive retirement plan with the only participant being a former president of RSI Bank. For the three and nine months ended September 30, 2022, the Company recorded a net periodic benefit cost of $16,000 and $27,000, respectively, in connection with this plan.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis at September 30, 2022 and December 31, 2021.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

	September 30, 2022
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$63,281	$54,771	$8,510	$—
Mortgage-backed securities and collateralized mortgage obligations	1,223,652	—	1,223,652	—
Municipal obligations	3,557	—	887	2,670
Corporate debt securities	81,231	—	71,532	9,699
Total debt securities available for sale	1,371,721	54,771	1,304,581	12,369
Equity securities	3,453	3,115	338	—
Derivative assets	19,897	—	19,897	—
	$1,395,071	$57,886	$1,324,816	$12,369

Derivative liabilities	19,511	$—	$19,511	$—

	December 31, 2021
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$34,879	$34,879	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	1,554,359	—	1,554,359	—
Municipal obligations	4,179	—	4,179	—
Corporate debt securities	110,430	—	110,430	—
Total debt securities available for sale	1,703,847	34,879	1,668,968	—
Equity securities	2,710	2,364	346
Derivative assets	9,492	—	9,492	—
	$1,716,049	$37,243	$1,678,806	$—

Derivative liabilities	$17,366	$—	$17,366	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

The table below provides activity of assets reported as Level 3 for the period ended September 30, 2022:

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets -December 31, 2021	$—
Transfers into Level 3 assets	13,539
Balance of recurring Level 3 assets - June 30, 2022	13,539
Maturity of Level 3 asset	(914)
Change in fair value of Level 3 assets	(256)
Balance of recurring Level 3 assets - September 30, 2022	$12,369

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

Expected cash flows were projected based on contractual cash flows. Two private placement corporate debt securities classified as available for sale and four private placement municipal obligations classified as available for sale were transferred from Level 2 to Level 3 during the nine months ended September 30, 2022. There were no transfers to Level 3 assets during the three months ended September 30, 2022.

Private placement debt security cash flows were discounted to a market yield of 8.00% (weighted average is 8.00%), and the cash flows for private placement municipal obligations were discounted to a market yield ranging from 3.02% to 3.05% (weighted average is 3.04%).

The period end valuations were support by an analysis prepared by an independent third party market participant and approved by management.

There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2021.

Assets Measured at Fair Value on a Non-Recurring Basis

    The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis at September 30, 2022 and December 31, 2021.

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

	September 30, 2022
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Mortgage servicing rights	$2,309	$—	$—	$2,309
	$2,309	$—	$—	$2,309

	December 31, 2021
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$1,213	$—	$—	$1,213
Mortgage servicing rights	1,906	—	—	1,906
	$3,119	$—	$—	$3,119

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Mortgage servicing rights	$2,309	Discounted cash flow	Prepayment speeds and discount rates (1)	4.2% - 21.1%	6.9%

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

(1) Value of SBA servicing rights based on a discount rate of 13.25%.
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at September 30, 2022 and December 31, 2021:

	September 30, 2022
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$102,048	$102,048	$102,048	$—	$—
Debt securities available for sale	1,371,721	1,371,721	54,771	1,304,581	12,369
Debt securities held to maturity	425,077	373,494	—	373,494	—
Equity securities	3,453	3,453	3,115	338	—
Federal Home Loan Bank stock	37,726	37,726	—	37,726	—
Loans receivable, net	7,274,332	6,441,458	—	—	6,441,458
Derivative assets	19,897	19,897	—	19,897	—

Financial liabilities:
Deposits	$8,064,893	$8,001,656	$—	$8,001,656	$—
Borrowings	674,018	667,380	—	667,380	—
Derivative liabilities	19,511	19,511	—	19,511	—

	December 31, 2021
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$70,963	$70,963	$70,963	$—	$—
Debt securities available for sale	1,703,847	1,703,847	34,879	1,668,968	—
Debt securities held to maturity	429,734	434,789	—	434,789	—
Equity securities	2,710	2,710	2,364	346	—
Federal Home Loan Bank stock	23,141	23,141	—	23,141	—
Loans receivable, net	6,297,912	6,457,766	—	—	6,457,766
Derivative assets	9,492	9,492	—	9,492	—

Financial liabilities:
Deposits	$7,570,216	$7,564,210	$—	$7,564,210	$—
Borrowings	377,309	378,810	—	378,810	—
Derivative liabilities	17,366	17,366	—	17,366	—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss)

    The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,
	2022			2021
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized (loss) on debt securities available for sale:	$(65,744)	$18,589	$(47,155)	$(13,609)	$3,666	$(9,943)
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(19)	6	(13)	(3)	1	(2)
Reclassification adjustment for gain included in net income	—	—	—	2,296	(505)	1,791
	(65,763)	18,595	(47,168)	(11,316)	3,162	(8,154)
Derivatives:
Unrealized gain on swap contracts accounted for as cash flow hedges	1,639	(457)	1,182	2,035	(568)	1,467
	1,639	(457)	1,182	2,035	(568)	1,467

Employee benefit plans:
Amortization of prior service cost included in net income	(14)	3	(11)	(14)	4	(10)
Reclassification adjustment of actuarial net (loss) included in net income	(339)	95	(244)	(1,511)	422	(1,089)
Change in funded status of retirement obligations	1,148	(211)	937	3,050	(852)	2,198
	795	(113)	682	1,525	(426)	1,099
Total other comprehensive (loss)	$(63,329)	$18,025	$(45,304)	$(7,756)	$2,168	$(5,588)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

	For the Nine Months Ended September 30,
	2022			2021
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized (loss) on debt securities available for sale:	$(198,171)	$55,528	$(142,643)	$(26,804)	$4,615	$(22,189)
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(28)	7	(21)	(24)	24	—
Reclassification adjustment for gain included in net income	210	(59)	151	2,015	(426)	1,589
	(197,989)	55,476	(142,513)	(24,813)	4,213	(20,600)
Derivatives:
Unrealized gain on swap contracts accounted for as cash flow hedges	7,171	(2,004)	5,167	9,182	(1,084)	8,098
	7,171	(2,004)	5,167	9,182	(1,084)	8,098

Employee benefit plans:
Amortization of prior service cost included in net income	(42)	11	(31)	(42)	11	(31)
Reclassification adjustment of actuarial net (loss) included in net income	(1,017)	285	(732)	(4,533)	1,266	(3,267)
Change in funded status of retirement obligations	(23,851)	6,730	(17,121)	40,541	(3,971)	36,570
	(24,910)	7,026	(17,884)	35,966	(2,694)	33,272
Total other comprehensive (loss) income	$(215,728)	$60,498	$(155,230)	$20,335	$435	$20,770

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,
	2022				2021
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(93,701)	$(932)	$(61,212)	$(155,845)	$18,582	$(10,225)	$(51,624)	$(43,267)
Current period changes in other comprehensive (loss) income	(47,168)	1,182	682	(45,304)	(8,154)	1,467	1,099	(5,588)
Total other comprehensive (loss) income	$(140,869)	$250	$(60,530)	$(201,149)	$10,428	$(8,758)	$(50,525)	$(48,855)

	For the Nine Months Ended September 30,
	2022				2021
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$1,644	$(4,917)	$(42,646)	$(45,919)	$31,028	$(16,856)	$(83,797)	$(69,625)
Current period changes in other comprehensive (loss) income	(142,513)	5,167	(17,884)	(155,230)	(20,600)	8,098	33,272	20,770
Total other comprehensive (loss) income	$(140,869)	$250	$(60,530)	$(201,149)	$10,428	$(8,758)	$(50,525)	$(48,855)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the three and nine months ended September 30, 2022 and 2021:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Three Months Ended September 30,		Affected Line Items in the Consolidated Statements of Income
	2022	2021
	(In thousands)

Reclassification adjustment for gain included in net income	$—	$2,296	Gain on securities transactions
Reclassification adjustment of actuarial net (loss) included in net income	(339)	(1,511)	Other non-interest expense
Total before tax	(339)	785
Income tax benefit	95	(83)
Net of tax	$(244)	$702

	Accumulated Other Comprehensive Income (Loss) Components
	For the Nine Months Ended September 30,		Affected Line Items in the Consolidated Statements of Income
	2022	2021
	(In thousands)

Reclassification adjustment for gain included in net income	$210	$2,015	Gain on securities transactions
Reclassification adjustment of actuarial net (loss) included in net income	(1,017)	(4,533)	Other non-interest expense
Total before tax	(807)	(2,518)
Income tax benefit	226	840
Net of tax	$(581)	$(1,678)

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

    Currency Forward Contracts. At September 30, 2022 and December 31, 2021, the Company had no currency forward contracts in place with commercial banking customers.

    Interest Rate Swaps. At September 30, 2022 and December 31, 2021, the Company had 54 and 52 interest rate swaps in place with commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $205.0 million and $183.4 million, respectively. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

    At September 30, 2022 and December 31, 2021, the Company had 10 and 14 interest rate swaps with notional amounts of $140.0 million and $190.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

At September 30, 2022, the Company had two interest rate swaps hedged against pools of floating rate commercial loans with notional amounts totaling $100.0 million. These swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. At December 31, 2021, the Company had no interest rate swaps hedged against pools of floating rate commercial loans.

    For the three and nine months ended September 30, 2022 and 2021, the Company did not record any hedge ineffectiveness associated with these contracts.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
16.    Derivatives and Hedging Activities (continued)

    The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$19,897	Other Liabilities	$19,511
Total derivative instruments		$19,897		$19,511

	December 31, 2021
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate swaps	Other Assets	$9,492	Other Liabilities	$17,366
Total derivative instruments		$9,492		$17,366

    For the three months ended September 30, 2022 and 2021, gains of $118,000 and losses of $12,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties. For the nine months ended September 30, 2022 and 2021, gains of $594,000 and $189,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties.

    At September 30, 2022 and December 31, 2021, accrued interest was $71,000 and $567,000.

    The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

    At September 30, 2022, the termination value of derivatives in a net asset position, which includes accrued interest, was $315,000. The Company has collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $482,000 against its obligations under these agreements.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
17.    Revenue Recognition (continued)

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$1,510	$986	$4,129	$2,682
Title insurance fees	796	1,431	2,788	4,554
Insurance agency income	38	—	83	—
Other non-interest income	2,194	1,934	6,334	5,633
Total in-scope non-interest income	4,538	4,351	13,334	12,869
Total out-of-scope non-interest income	3,626	4,523	9,540	18,991
Total non-interest income	$8,164	$8,874	$22,874	$31,860

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

Out-of-scope non-interest income primarily consists of income from bank-owned life insurance, loan prepayment and servicing fees, net fees loan level swaps, gains and losses on the sale of loans and securities, credit card interchange income, changes in the fair value of equity securities, and proceeds from an insurance settlement. None of these revenue streams are subject to the requirements of Topic 606.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
18.    Subsequent Events

    The Company has evaluated events subsequent to September 30, 2022 and through the financial statement issuance date of November 9, 2022, and concluded that no material events occurred that would require disclosure.

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

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total assets increased $788.1 million, or 8.5%, to $10.0 billion at September 30, 2022 from $9.2 billion at December 31, 2021. The increase in total assets was primarily attributable to an increase in cash and cash equivalents of $31.1 million, an increase in loans receivable, net of $976.4 million, an increase in bank-owned life insurance of $15.7 million, an increase in goodwill and intangibles of $34.6 million, and an increase in other assets of $44.3 million, partially offset by a decrease in debt securities available for sale of $332.1 million.

Cash and cash equivalents increased $31.1 million, or 43.8%, to $102.0 million at September 30, 2022 from $71.0 million at December 31, 2021. The increase was primarily attributable to $140.8 million in cash and cash equivalents acquired in the RSI Bank acquisition, repayments on loans and mortgage-backed securities, and proceeds from the sale of $126.8 million of debt securities available for sale, partially offset by $142.2 million in purchases of debt securities available for sale, and $71.8 million in repurchases of common stock under our stock repurchase program.

Debt securities available for sale decreased $332.1 million, or 19.5%, to $1.4 billion at September 30, 2022 from $1.7 billion at December 31, 2021. The decrease was attributable to repayments on securities of $226.0 million, sales of securities of $126.8 million, and a decrease in the gross unrealized gain (loss) of $197.9 million, predominately due to rising interest rates, partially offset by purchases of securities of $142.2 million, primarily consisting of U.S government and agency obligations and mortgage-backed securities and $79.0 million of debt securities available for sale acquired due to the RSI Bank acquisition.

Loans receivable, net, increased $976.4 million, or 15.5%, to $7.3 billion at September 30, 2022 from $6.3 billion at December 31, 2021. One-to-four family real estate loans, multi-family real estate loans, commercial real estate loans, commercial business loans, and home equity loans and advances increased $613.8 million, $101.4 million, $184.6 million, $45.2 million, and $3.3 million, respectively, partially offset by a decrease in construction loans of $5.4 million. The Company acquired $335.5 million in loans from the RSI Bank acquisition during the second quarter of 2022. The allowance for credit losses for loans decreased $10.8 million to $51.9 million at September 30, 2022 from $62.7 million at December 31, 2021. A $16.8 million decrease in the allowance for credit losses for loans was recorded on January 1, 2022 upon adoption of the CECL standard. During the nine months ended September 30, 2022, the allowance for credit losses increased $7.1 million, primarily due to an increase in the outstanding balance of loans, including $1.9 million in allowance for credit losses recorded on loans acquired from RSI Bank. The September 30, 2022 methodology and impact of loss rates and qualitative factors remained consistent with those established upon initial adoption of the CECL standard.

Bank-owned life insurance increased $15.7 million, or 6.4%, to $263.2 million at September 30, 2022 from $247.5 million at December 31, 2021. The increase was mainly attributable to bank-owned life insurance of $13.0 million acquired in connection with the RSI Bank acquisition.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Goodwill and intangibles increased $34.6 million, or 37.7%, to $126.3 million at September 30, 2022 from $91.7 million at December 31, 2021. The increase is attributable to $25.9 million in adjusted goodwill and $10.3 million in core deposit intangibles initially recorded due to the RSI Bank acquisition.

Other assets increased $44.3 million, or 17.7%, to $293.9 million at September 30, 2022 from $249.6 million at December 31, 2021. The increase in other assets consisted of an increase of $54.8 million in net deferred tax assets, an increase of $10.1 million in interest rate swap assets, and an increase of $5.2 million in a low income housing tax credit asset, partially offset by a decrease of $17.2 million in the collateral balance related to our swap program and a decrease of $5.8 million in the Company's pension balance.

Total liabilities increased $837.5 million, or 10.3%, to $9.0 billion at September 30, 2022 from $8.1 billion at December 31, 2021. The increase was primarily attributable to an increase in total deposits of $494.7 million, or 6.5%, an increase in borrowings of $296.7 million, or 78.6%, and an increase in accrued expenses and other liabilities of $38.1 million, or 23.7%. The increase in total deposits primarily consisted of increases in non-interest bearing demand deposits, interest-bearing demand deposits, money market accounts, savings and club deposits, and certificates of deposit of $34.6 million, $101.6 million, $55.7 million, $137.7 million, and $165.0 million respectively. These increases included $502.7 million in deposits assumed in connection with the RSI Bank acquisition. The increase in borrowings was primarily driven by a $67.7 million increase in FHLB overnight borrowings and a $229.2 million increase in FHLB term advances, of which $5.8 million were acquired due to the RSI Bank acquisition. The increase in accrued expenses and other liabilities primarily consisted of $10.6 million in accrued expenses and other liabilities related to the RSI Bank acquisition, a $5.2 million increase in a low income housing tax credit liability, a $8.5 million increase in outstanding checks, a $6.1 million increase in allowance for credit losses for unfunded commitments, and a $2.9 million increase in interest rate swap liabilities.

Total stockholders’ equity decreased $49.4 million, or 4.6%, to $1.0 billion at September 30, 2022 from $1.1 billion at December 31, 2021. The decrease in equity was primarily attributable to an increase of $198.2 million in unrealized losses on debt securities available for sale, net of taxes, included in other comprehensive income, and the repurchase of 3,420,747 shares of common stock totaling $71.8 million, or $20.98 per share, under our stock repurchase program, partially offset by net income of $64.3 million and an increase in paid-in capital primarily due to the issuance of 6,086,314 shares, totaling $102.7 million, of Company common stock to Columbia Bank MHC in connection with the RSI Bank acquisition.

Comparison of Results of Operations for the Three Months Ended September 30, 2022 and September 30, 2021

Net income of $20.9 million was recorded for the quarter ended September 30, 2022, a decrease of $63,000, or 0.3%, compared to net income of $21.0 million for the quarter ended September 30, 2021. The decrease in net income was primarily attributable to a $1.0 million increase in provision for credit losses, a $710,000 decrease in non-interest income, and a $10.8 million increase in non-interest expense, partially offset by an $11.8 million increase in net interest income and a $671,000 decrease in income tax expense.

Net interest income was $69.2 million for the quarter ended September 30, 2022, an increase of $11.8 million, or 20.6%, from $57.4 million for the quarter ended September 30, 2021. The increase in net interest income was primarily attributable to a $13.9 million increase in interest income, partially offset by a $2.1 million increase in interest expense on deposits and borrowings. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets coupled with an increase in average yields due to the rise in interest rates in 2022. The increase in interest expense on deposits was driven by the repricing of existing deposits at higher rates as a result of the Federal Reserve raising rates in March 2022 by 25 basis points, subsequently followed by four additional rate hikes between May 2022 and September 2022 ranging from 50 to 75 basis points. The rise in interest rates initially had a more immediate impact on interest income from loans, securities and other interest-earning assets than interest expense on deposits, as the repricing on deposit products lags in relation to increases in market interest rates. The increase in interest expense on borrowings was driven by an increase in interest rates related to overnight and short-term borrowing transactions executed during the quarter ended September 30, 2022. Prepayment penalties, which are included in interest income on loans, totaled $639,000 for the quarter ended September 30, 2022, compared to $778,000 for the quarter ended September 30, 2021.

The average yield on loans for the quarter ended September 30, 2022 increased 14 basis points to 3.80%, as compared to 3.66% for the quarter ended September 30, 2021, as interest income was influenced by rising interest rates and loan growth. The average yield on securities for the quarter ended September 30, 2022 increased 34 basis points to 2.27%, as compared to 1.93% for the quarter ended September 30, 2021, as $10.2 million of higher yielding securities were purchased, and a number of adjustable rate securities tied to various indexes repriced higher during the quarter. The average yield on other interest-earning assets for the quarter

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ended September 30, 2022 increased 214 basis points to 2.68%, as compared to 0.54% for the quarter ended September 30, 2021, due to the rise in interest rates in 2022 noted above.

Total interest expense was $10.8 million for the quarter ended September 30, 2022, an increase of $2.1 million, or 23.8%, from $8.7 million for the quarter ended September 30, 2021. The increase in interest expense was primarily attributable to a 140 basis point increase in the average cost of borrowings, and increases in the average balance of deposits, partially offset by a 3 basis point decrease in the average cost of interest-bearing deposits and a lower average balance of borrowings. Interest on borrowings increased $1.8 million, or 87.7%, due to an increase in the cost of borrowings.

The Company's net interest margin for the quarter ended September 30, 2022 increased 34 basis points to 3.01%, when compared to 2.67% for the quarter ended September 30, 2021. The weighted average yield on interest-earning assets increased 39 basis points to 3.47% for the quarter ended September 30, 2022 as compared to 3.08% for the quarter ended September 30, 2021. The average cost of interest-bearing liabilities increased 8 basis points to 0.62% for the quarter ended September 30, 2022 as compared to 0.54% for the quarter ended September 30, 2021. The increase in yields for the quarter ended September 30, 2022, was due to the impact of the rise in interest rates during the quarter. The net interest margin increased for the quarter ended September 30, 2022, as the repricing of interest-bearing deposits initially lags in relation to the repricing of yields on interest-earning assets in a rising rate environment.

The provision for credit losses for the quarter ended September 30, 2022 was $1.5 million, an increase of $1.0 million, from $480,000 for the quarter ended September 30, 2021. The increase in provision for credit losses during the quarter was primarily attributable to an increase in the balances of loans and the evaluation of current and projected economic conditions.

Non-interest income was $8.2 million for the quarter ended September 30, 2022, a decrease of $710,000, or 8.0%, from $8.9 million for the quarter ended September 30, 2021. The decrease was primarily attributable to a decrease in income from the gain on securities transactions of $2.3 million and a decrease in title insurance fees of $635,000, partially offset by an increase in demand deposit fees of $524,000, an increase in loan fees and service charges of $588,000 and an increase in other non-interest income of $942,000, mainly due to an insurance settlement.

Non-interest expense was $47.8 million for the quarter ended September 30, 2022, an increase of $10.8 million, or 29.1%, from $37.1 million for the quarter ended September 30, 2021. The increase was primarily attributable to an increase in compensation and employee benefits expense of $7.0 million and an increase in merger-related expenses of $1.1 million. The increase in compensation and employee benefits expense was due to an increase in staff levels and related personnel benefit costs, mainly due to the acquisitions of Freehold Bank in December 2021 and RSI Bank in May 2022. The increase in merger-related expenses was primarily related to the acquisition of RSI Bank.

Income tax expense was $7.0 million for the quarter ended September 30, 2022, a decrease of $671,000, as compared to $7.7 million for the quarter ended September 30, 2021, mainly due to a decrease in pre-tax income, and to a lesser extent, a decrease in the Company's effective tax rate. The Company's effective tax rate was 25.2% and 26.9% for the quarters ended September 30, 2022 and 2021, respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2022 and September 30, 2021
Net income of $64.3 million was recorded for the nine months ended September 30, 2022, a decrease of $4.4 million, or 6.5%, compared to net income of $68.7 million for the nine months ended September 30, 2021. The decrease in net income was primarily attributable to a $7.1 million increase in provision for credit losses, a $17.9 million increase in non-interest expense, and a $9.0 million decrease in non-interest income, partially offset by a $26.2 million increase in net interest income and a $3.4 million decrease in income tax expense.

Net interest income was $198.4 million for the nine months ended September 30, 2022, an increase of $26.2 million, or 15.2%, from $172.2 million for the nine months ended September 30, 2021. The increase in net interest income was primarily attributable to a $20.2 million increase in interest income coupled with a $6.0 million decrease in interest expense. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets coupled with the impact of the rise in interest rates during the nine months ended September 30, 2022. The decrease in interest expense on deposits was driven by an increase in the balance of lower costing demand deposits. As discussed herein, the Federal Reserve raised interest rates numerous times throughout 2022. The rise in interest rates had a more immediate impact on interest income from loans, securities and other interest-earning assets than interest expense on deposits, as the repricing on deposit products initially lags in relation to increases in market interest rates. The increase in interest expense on borrowings was driven by an increase in interest rates related to overnight

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and short-term borrowing transactions executed during the nine months ended September 30, 2022. Prepayment penalties, which are included in interest income on loans, totaled $3.4 million for the nine months ended September 30, 2022, compared to $2.8 million for the nine months ended September 30, 2021.

The average yield on loans for the nine months ended September 30, 2022 decreased 5 basis points to 3.70%, as compared to 3.75% for the nine months ended September 30, 2021, but increased 12 basis points since June 30, 2022, as interest income increased due to rising interest rates and loan growth. The average yield on securities for the nine months ended September 30, 2022 increased 24 basis points to 2.20%, as compared to 1.96% for the nine months ended September 30, 2021, as $165.5 million of higher yielding securities were purchased, and a number of adjustable rate securities tied to various indexes repriced higher during the period. The average yield on other interest-earning assets for the nine months ended September 30, 2022 increased 176 basis points to 2.46%, as compared to 0.70% for the nine months ended September 30, 2021, due to the rise in interest rates in 2022 noted above.

Total interest expense was $23.4 million for the nine months ended September 30, 2022, a decrease of $6.0 million, or 20.6%, from $29.4 million for the nine months ended September 30, 2021. The decrease in interest expense was primarily attributable to a 20 basis point decrease in the average cost of interest-bearing deposits which was partially offset by the impact of the increase in the average balance of deposits. The decrease in interest expense on deposits was driven by an increase in the balance of lower costing demand deposits. Interest on borrowings increased $1.0 million, or 17.2%, due to an increase in the cost of borrowings.

The Company's net interest margin for the nine months ended September 30, 2022 increased 25 basis points to 3.00%, when compared to 2.75% for the nine months ended September 30, 2021. The weighted average yield on interest-earning assets for the nine months ended September 30, 2022 increased 13 basis points to 3.35%, when compared to 3.22% for the nine months ended September 30, 2021. The average cost of interest-bearing liabilities decreased 15 basis points to 0.47% for the nine months ended September 30, 2022 as compared to 0.62% for the nine months ended September 30, 2021. The decrease in costs for the nine months ended September 30, 2022 were largely driven by the sustained lower interest rate environment throughout the 2021 period until rates began to rise in March 2022. The net interest margin increased for the nine months ended September 30, 2022, as the repricing of interest-bearing liabilities initially lags in relation to the repricing of yields on interest-earning assets in a rising rate environment.

On January 1, 2022, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), also known as the Current Expected Credit Loss ("CECL") standard. CECL requires the measurement of all expected credit losses over the life of financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In connection with the adoption of CECL, the Company recognized a cumulative effect adjustment that increased stockholders' equity by $6.2 million, net of tax. At adoption and on a gross basis, the Company decreased its allowance for credit losses ("ACL") by $16.8 million for loans, increased its ACL for unfunded commitments, included in other liabilities, by $7.7 million, and established an ACL for debt securities available for sale of $490,000. The provision for credit losses for the nine months ended September 30, 2022 was $4.5 million, an increase of $7.1 million, from a reversal of provision for credit losses of $2.6 million recorded for the nine months ended September 30, 2021. The increase in provision for credit losses during the nine months ended September 30, 2022 was primarily attributable to an increase in the balances of loans and the evaluation of current and projected economic conditions.

Non-interest income was $22.9 million for the nine months ended September 30, 2022, a decrease of $9.0 million, or 28.2%, from $31.9 million for the nine months ended September 30, 2021. The decrease was primarily attributable to a decrease in income from the gain on the sale of loans of $10.7 million, a decrease in income from title insurance fees of $1.8 million, and a decrease in gain on securities transactions of $1.8 million, partially offset by an increase in the change in fair value of equity securities of $1.5 million, an increase in demand deposit fees of $1.4 million and an increase in bank-owned life insurance income of $1.0 million due to death benefit claims. The nine months ended September 30, 2021 included a $7.7 million gain on the sale of commercial business loans granted as part of the Small Business Administration PPP.

Non-interest expense was $130.3 million for the nine months ended September 30, 2022, an increase of $17.9 million, or 16.0%, from $112.4 million for the nine months ended September 30, 2021. The increase was primarily attributable to an increase in compensation and employee benefits expense of $14.9 million and an increase in merger-related expenses of $2.5 million. The increase in compensation and employee benefits expense was due to an increase in staff levels and related personnel benefit costs, mainly due to the acquisitions of Freehold Bank in December 2021 and RSI Bank in May 2022. There was an increase of 121 full time equivalent employees from September 30, 2021 compared to September 30, 2022. The increase in merger-related expenses was related to the acquisition of RSI Bank.

Income tax expense was $22.2 million for the nine months ended September 30, 2022, a decrease of $3.4 million, as compared to $25.5 million for the nine months ended September 30, 2021, mainly due to a decrease in pre-tax income, and to a lesser

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
extent, a decrease in the Company's effective tax rate. The Company's effective tax rate was 25.6% and 27.1% for the nine months ended September 30, 2022 and 2021, respectively.

Asset Quality

The Company's non-performing loans at September 30, 2022 totaled $7.0 million, or 0.10% of total gross loans, as compared to $3.9 million, or 0.06% of total gross loans, at December 31, 2021. The $3.1 million increase in non-performing loans was attributable to an increase of $1.2 million in non-performing one-to-four family loans and a $1.8 million increase in commercial real estate loans. The increase in non-performing one-to-four family loans was due to an increase in the number of loans from seven non-performing loans at December 31, 2021 to 12 non-performing loans at September 30, 2022. The increase in non-performing commercial real estate loans was due to an increase in the number of loans from one non-performing loan at December 31, 2021 to three non-performing loans at September 30, 2022. Non-performing assets as a percentage of total assets totaled 0.07% at September 30, 2022 as compared to 0.04% at December 31, 2021.

For the quarter ended September 30, 2022, net charge-offs totaled $208,000, as compared to $53,000 in net charge-offs for the quarter ended September 30, 2021. For the nine months ended September 30, 2022, net recoveries totaled $8,000, as compared to $1.8 million in net charge-offs for the nine months ended September 30, 2021.

The Company's allowance for credit losses on loans was $51.9 million, or 0.71% of total gross loans, at September 30, 2022, compared to $62.7 million, or 0.99% of total gross loans, at December 31, 2021. The decrease in the allowance for credit losses for loans was primarily attributable to the impact of the initial adoption of the CECL standard on January 1, 2022, which resulted in a decrease to allowance for credit losses on loans of $16.8 million, partially offset by an increase in provision for credit losses of $7.1 million recorded during the nine months ended September 30, 2022, due to an increase in the balance of loans and evaluation of current and future economic conditions.

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

    The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and projections of future taxable income. These estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets and that it is more likely than not that the benefits from certain state temporary differences will not be realized. At September 30, 2022 and December 31, 2021, the Company's net deferred tax assets (liabilities) totaled $54.8 million and $(9.7) million, respectively, which included a valuation allowance totaling $2.0 million at both dates. Based upon projections of future taxable income and the ability to carryforward operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

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

    The table below sets forth, as of September 30, 2022, the net portfolio value, the estimated changes in the net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and Freehold Bank and its subsidiaries only and does not include any assets of the Company.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
			(Dollars in thousands)
+400	$254,989	$(19,545)	(7.12)%	$971,934	11.96%	(36.48)%
+300	261,125	(13,409)	(4.88)	1,119,685	13.34	(26.83)
+200	266,533	(8,001)	(2.91)	1,260,782	14.55	(17.61)
+100	271,594	(2,940)	(1.07)	1,399,414	15.65	(8.55)
Base	274,534	—	—	1,530,193	16.57	—
-100	274,544	10	—	1,627,780	17.05	6.38
-200	264,832	(9,702)	(3.53)	1,655,113	16.79	8.16

    As of September 30, 2022, based on the scenarios above, net interest income would decrease by approximately 2.91% if rates were to rise 200 basis points, and would decrease by 3.53% if rates were to decrease 200 basis points over a one-year time horizon.

    Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of September 30, 2022, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 17.61%. If rates were to decrease 200 basis points, the model forecasts a 8.16% increase in the NPV.

    Overall, our September 30, 2022 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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
Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of September 30, 2022 and December 31, 2021, each of the Company and the Banks exceeded all capital adequacy requirements to which it is subject.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following tables presents the Company's, Columbia Bank's and Freehold Bank's actual capital amounts and ratios at September 30, 2022 and December 31, 2021 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At September 30, 2022:
Total capital (to risk-weighted assets)	$1,124,462	15.54%	$579,004	8.00%	$759,943	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,066,119	14.73	434,253	6.00	615,192	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,058,902	14.63	325,690	4.50	506,629	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,066,119	10.81	394,508	4.00	394,508	4.00	N/A	N/A

At December 31, 2021:
Total capital (to risk-weighted assets)	$1,104,863	17.13%	$515,924	8.00%	$677,151	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,041,650	16.15	386,943	6.00	548,170	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,034,433	16.04	290,207	4.50	451,434	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,041,650	11.23	370,909	4.00	370,909	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Columbia Bank	(In thousands, except ratio data)
At September 30, 2022:
Total capital (to risk-weighted assets)	$977,660	13.90%	$562,575	8.00%	$738,379	10.50%	$703,218	10.00%
Tier 1 capital (to risk-weighted assets)	920,717	13.09	421,931	6.00	597,736	8.50	562,575	8.00
Common equity tier 1 capital (to risk-weighted assets)	920,717	13.09	316,448	4.50	492,253	7.00	457,092	6.50
Tier 1 capital (to adjusted total assets)	920,717	9.62	382,858	4.00	382,858	4.00	478,573	5.00

At December 31, 2021:
Total capital (to risk-weighted assets)	$962,137	15.39%	$500,127	8.00%	$656,417	10.50%	$625,159	10.00%
Tier 1 capital (to risk-weighted assets)	898,935	14.38	375,095	6.00	531,385	8.50	500,127	8.00
Common equity tier 1 capital (to risk-weighted assets)	898,935	14.38	281,322	4.50	437,611	7.00	406,353	6.50
Tier 1 capital (to adjusted total assets)	898,935	9.80	366,961	4.00	366,961	4.00	458,701	5.00

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Freehold Bank	(In thousands, except ratio data)
At September 30, 2022:
Total capital (to risk-weighted assets)	$44,061	22.85%	$15,428	8.00%	$20,249	10.50%	$19,285	10.00%
Tier 1 capital (to risk-weighted assets)	42,621	22.10	11,571	6.00	16,392	8.50	15,428	8.00
Common equity tier 1 capital (to risk-weighted assets)	42,621	22.10	8,678	4.50	13,499	7.00	12,535	6.50
Tier 1 capital (to adjusted total assets)	42,621	15.15	11,255	4.00	11,255	4.00	14,069	5.00

At December 31, 2021:
Total capital (to risk-weighted assets)	$41,549	22.87%	$14,534	8.00%	$19,076	10.50%	$18,168	10.00%
Tier 1 capital (to risk-weighted assets)	41,537	22.86	10,901	6.00	15,443	8.50	14,534	8.00
Common equity tier 1 capital (to risk-weighted assets)	41,537	22.86	8,176	4.50	12,717	7.00	11,809	6.50
Tier 1 capital (to adjusted total assets)	41,537	13.71	12,118	4.00	12,118	4.00	15,147	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

    During the quarter ended September 30, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

    The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

    For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 1, 2022. As of September 30, 2022, the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    The following table reports information regarding repurchases of the Company's common stock during the quarter ended September 30, 2022:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2022	365,560	$21.75	148,880	2,118,392
August 1 - 31, 2022	334,149	21.09	320,400	1,797,992
September 1 - 30, 2022	404,961	21.37	404,800	1,393,192
Total	1,104,670	$21.41	874,080

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

(2) During the three months ended September 30, 2022, 31,796 shares were repurchased pursuant to forfeitures and 198,794 shares were repurchased for taxes related to the 2019 Equity Incentive Plan and not as part of a share repurchase program.

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

101.0
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2022, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

Columbia Financial, Inc.

Date:	November 9, 2022	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2022	/s/Dennis E. Gibney
Dennis E. Gibney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)