Form 10-K
period 2022-12-31
Columbia Financial, Inc.
filed 2023-03-01
CIK 1723596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022 was $657.0 million. The number of shares outstanding of the registrant’s common stock as of February 22, 2023 was 107,965,113 (including 76,016,524 shares held by Columbia Bank, MHC).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
•major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, including the COVID-19 pandemic, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies;
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

Freehold Bank is a federally chartered savings bank founded in 1853. On September 28, 2018, Freehold Bank converted from a federal stock savings bank to a New Jersey chartered stock savings bank and on December 1, 2021, Freehold Bank converted from a New Jersey chartered stock savings bank to a federally chartered stock savings bank in connection with its acquisition by Columbia Financial. Freehold Bank is a community-oriented institution that serves the financial needs of its depositors and the local community through its two offices in Freehold, New Jersey. The Company anticipates that Freehold Bank will continue to operate as a wholly-owned subsidiary of the Company until November 2023, when it expects to merge Freehold Bank with and into Columbia Bank.

Through Columbia Bank and Freehold Bank, we serve the financial needs of our depositors and the local community as community-minded, customer service-focused institutions. We offer traditional financial services to businesses and consumers in our market areas. We attract deposits from the general public and use those funds to originate a variety of loans, including multifamily and commercial real estate loans, commercial business loans, one-to-four family real estate loans, construction loans, home equity loans and advances, and other consumer loans. We offer title insurance through our wholly-owned subsidiary, First Jersey Title Services, Inc., In addition, RSI Insurance Agency, Inc., a wholly-owned subsidiary of Columbia Bank, is a full-service insurance agency that offers a broad range of insurance products and investment solutions, including personal and business lines of insurance, to our customers and New Jersey residents. Wealth management services are offered through a third party relationship.

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

Freehold Bank. On December 1, 2021, the Company completed its acquisition of Freehold MHC, Freehold Bancorp and Freehold Bank (collectively, the “Freehold Entities”). At the effective time of the merger, (i) Freehold MHC was merged with and into the MHC, with the MHC as the surviving entity, and (ii) Freehold Bancorp was merged with and into the Company, with the Company as the surviving entity. To facilitate the transaction, Freehold Bank converted from a New Jersey chartered savings bank to a federally chartered savings bank. The Company anticipates that Freehold Bank will continue to operate as a wholly-owned subsidiary of the Company until November 2023, when it expects to merge Freehold Bank with and into Columbia Bank. At the effective time of the merger, the Company also issued 2,591,007 additional shares of its common stock to the MHC, representing an amount equal to the fair value of the Freehold Entities, as determined by an independent appraiser.

RSI Bank. On May 2, 2022, the Company completed its acquisition of RSI Bancorp, M.H.C., RSI Bancorp, Inc. and RSI Bank (collectively, the “RSI Entities”). At the effective time of the merger, (i) RSI Bancorp, M.H.C. merged with and into the MHC, with the MHC as the surviving entity, (ii) RSI Bancorp, Inc. merged with and into the Company, with the Company as the surviving entity; and (iii) RSI Bank merged with and into Columbia Bank, with Columbia Bank as the surviving institution. In addition, at the effective time of the merger, depositors of RSI Bank became depositors of Columbia Bank and were afforded the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at RSI Bank. At the effective time of the merger, the Company also issued 6,086,314 additional shares of its common stock to the MHC, representing an amount equal to the fair value of the RSI Entities as determined by an independent appraiser.

Market Area

We are headquartered in Fair Lawn, New Jersey. As of December 31, 2022, (i) Columbia Bank operated 65 full-service banking offices in twelve of New Jersey’s 21 counties and (ii) Freehold Bank operated two branch offices in Freehold, New Jersey. In addition, (i) First Jersey Title Services, Inc., a wholly-owned subsidiary of Columbia Bank, operates in one of Columbia Bank’s offices in Fair Lawn, New Jersey and (ii) RSI Insurance Agency, Inc., a wholly-owned subsidiary of Columbia Bank, operates in one of Columbia Bank’s offices in Rahway, New Jersey. We periodically evaluate our network of banking offices to optimize the penetration in our market area. Our business strategy currently includes opening new branches in and around our market area, which may include neighboring states.

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

According to S&P Global projections based on 2020 U.S. Census Data, the population of our twelve county primary market area totaled approximately 6.7 million and the total population for the entire state of New Jersey was 9.3 million. The population in our twelve county market area has increased by 5.7% from 2010 to 2023. According to S&P Global, the weighted average projected median household income for 2023 for the twelve New Jersey counties that we operate in is $105,105. By contrast, the national projected median household income for 2023 is $73,503 and the State of New Jersey projected median income is $95,596. The unemployment rate, not seasonally adjusted, for the State of New Jersey was 7.6% in December 2020, 6.3% in December 2021, and 3.4% in December 2022, compared to the national unemployment rate of 6.7% in December 2020, 3.9% in December 2021 and 3.5% in December 2022. The unemployment rates were higher in 2020 due to the COVID-19 pandemic, but have been decreasing gradually since 2020.

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

We intend to continue to emphasize commercial lending and manage existing credit relationships. In the past four years, we have completed our acquisitions of Stewardship Financial, Roselle Bank, Freehold Bank and RSI Bank, and we have continued to invest in our lending staff, technology and processes to position us for continued growth. Specifically, in the past two years, we have hired additional lenders with significant experience in our market area to expand our commercial real estate and commercial and industrial lending efforts. In addition, we will continue to offer competitive pricing for our one-to-four family loan products and continue to invest in lending staff to market these products in New Jersey, New York and Pennsylvania.

Multifamily and Commercial Real Estate Loans. We originate mortgage loans for the acquisition and refinancing of multifamily properties and nonresidential real estate. At December 31, 2022, multifamily and commercial real estate loans totaled $3.7 billion, or 48.0% of our total loan portfolio. Of this amount, $3.0 billion of loans were used for the purchase, financing and/or refinancing of commercial real estate and the financing of income-producing real estate. These loans are generally non-owner-occupied properties in which 50% or more of the primary source of repayment is derived from rental income from unaffiliated third-parties. Our multifamily loans include loans primarily to finance apartment buildings located in the State of New Jersey, and to a lesser extent, in New York and Pennsylvania. Our commercial real estate loans include loans secured by office buildings, retail shopping centers, medical office buildings, industrial, warehouses, hotels, assisted-living facilities and similar commercial properties.

We offer both fixed and adjustable rate multifamily and commercial real estate loans. We originate these loans generally for terms of up to ten years and with payments generally based on an amortization schedule of up to 30 years for multifamily and industrial commercial real estate properties, and up to 25 years for commercial properties, and to a lesser extent, we offer loans with an interest only period of up to three years. Our adjustable rate loans are typically fixed from three to ten years.

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

As of December 31, 2022, the average outstanding loan balance within our multifamily loan portfolio was $3.7 million, and the average loan balance within our commercial real estate loan portfolio totaled $1.6 million. At December 31, 2022, our largest multifamily loan was a $48.8 million loan made by Columbia Bank and was secured by 22 garden style apartment buildings located in Mercer County, New Jersey. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2022. As of December 31, 2022, our largest commercial real estate loan was a $43.0 million participation loan made to fund a warehouse which consists of 50 condominium units of industrial/flex office space in Oaks, Pennsylvania. Columbia Bank is the lead lender and services this loan. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2022.

One-to-Four Family Residential Loans. We offer fixed-rate and adjustable-rate residential mortgage loans. Our fixed-rate mortgage loans have terms of up to 30 years. At December 31, 2022, one-to-four family residential loans totaled $2.9 billion, or 37.5% of our total loan portfolio. We also offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of up to seven years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a spread above the U.S. Treasury security index. Our adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 5% on any such increase or decrease over the life of the loan. To increase the originations of adjustable-rate loans, we have been originating loans that bear a fixed interest rate for a period of up to seven years (but historically as long as ten years) after which they convert to one-year adjustable-rate loans. Our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although we offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity treasury are underwritten using methods approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”). We do not offer loans with negative amortization and we do not currently offer interest-only residential mortgage loans.

Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. At December 31, 2022, fixed-rate mortgage loans totaled approximately $2.6 billion and adjustable-rate mortgage loans totaled approximately $294.3 million. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

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

It is our general policy not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without private mortgage insurance. The maximum loan-to-value ratio we generally permit is 95% with private mortgage insurance, although occasionally we do originate loans with loan-to-value ratios as high as 97.0% under special loan programs, including our first-time homeowner loan program. We require all properties securing mortgage loans to be appraised by an independent appraiser approved by our board of directors. We require title insurance on all purchase money and refinance mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

As of December 31, 2022, the average outstanding loan balance within our one-to-four family residential real estate loan portfolio was $354,000. As of December 31, 2022, our largest one-to-four family residential real estate loan was a $6.5 million loan made by Columbia Bank and secured by a residential property located in Bergen County, New Jersey. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2022.

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

We also originate commercial business and real estate loans under the Small Business Administration (“SBA”). Loans originated under this program are partially guaranteed by the SBA and are underwritten within the guidelines set forth by the SBA. As of December 31, 2022, the outstanding balance of our SBA loans was $11.6 million, which is included in the secured and unsecured commercial business loan amounts discussed above. On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law, and included the creation of the SBA's Paycheck Protection Program ("PPP"). The CARES Act authorized the SBA to temporarily guarantee loans under a new loan program under which the SBA will guarantee 100% of the PPP loans made to eligible borrowers. As qualified SBA lenders, Columbia Bank and Freehold Bank were authorized to originate these loans. As of December 31, 2022, PPP loans totaling $1.6 million are included in commercial business loans.

As of December 31, 2022, the average outstanding loan balance within our commercial business loan portfolio (excluding lines of credit with no outstanding balance and PPP loans) was $516,000. As of December 31, 2022, the average outstanding PPP loan balance was $206,000. At December 31, 2022, our largest commercial business loan was a $15.0 million loan made by Columbia Bank to a real estate development company located in Middlesex County, New Jersey, and was secured by real estate in Florida.

Construction Loans. We originate commercial construction loans primarily to professional builders for the construction and acquisition of personal residences, apartment buildings, retail, industrial, warehouse, office buildings and special purpose facilities. We will originate construction loans on unimproved land in amounts typically up to 65% of the lower of the appraised value or the cost of the land. We also originate loans for site improvements and construction costs in amounts generally up to 75% of as completed and stabilized appraised value. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually six to 36 months. Many of our commercial construction loans are structured to convert to permanent financing upon completion and stabilization. Commercial real estate construction loans are typically based upon the prime rate as published in

The Wall Street Journal. At December 31, 2022, we had an outstanding balance of $337.6 million in construction loans for commercial development.

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

As of December 31, 2022, the average outstanding loan balance within our commercial construction loan portfolio was $2.4 million. At December 31, 2022, our largest commercial construction loan exposure had an outstanding balance of $26.9 million and was made by Columbia Bank to finance an apartment complex located in Freehold, New Jersey. The loan payments are current and have been made in accordance with the loan terms at December 31, 2022.

We also originate residential construction loans primarily on a construction-to-permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of our residential construction loans are made to individuals building a personal residence. At December 31, 2022, residential construction loans totaled $21.5 million, or 0.3%, of total loans outstanding. Construction lending, by its nature, entails additional risks compared to one-to-four family mortgage lending, attributable primarily to the fact that funds are advanced based upon a security interest in a project which is not yet complete. We address these risks through our established underwriting policies and procedures performed by our experienced staff.

Home Equity Loans and Advances. We offer consumer home equity loans and advances that are secured by one-to-four family residential real estate, where we may be in a first or second lien position. Historically, we offered home equity loans and advances with a lien junior to second position and some of these junior loans still reside in the loan portfolio at December 31, 2022. In addition, in prior years we also offered adjustable-rate home equity loans with fixed terms, although we no longer offer these loans. We generally offer home equity loans and advances with a maximum combined loan-to-value ratio of 80%. At December 31, 2022, home equity loans and advances totaled $274.6 million, or 3.6%, of our total loan portfolio. Home equity loans have fixed rates of interest and are currently offered with terms of up to 20 years. Home equity advances have adjustable rates and are based upon the prime rate as published in The Wall Street Journal. Home equity advances can have repayment schedules of both principal and interest or interest only paid monthly. We held a first mortgage position on approximately 54.8% of the homes that secured our home equity loans and advances at December 31, 2022.

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

Other Consumer Loans. We offer a variety of other consumer loans, including loans for automobiles, personal loans, unsecured lines of credit, and overdraft lines of credit. Our unsecured lines of credit bear a substantially higher interest rate than our secured loans and lines of credit. At December 31, 2022, other consumer loans totaled $3.4 million.

For more information on our loan commitments, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity Management”

Credit Risks

Multifamily and Commercial Real Estate Loans. Loans secured by multifamily and commercial real estate loans generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Our primary concern in multifamily and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the property that secures the loan. Additional considerations include: location, market and geographic concentrations, loan-to-value ratio, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, we usually consider and review a global cash flow analysis of the borrower, when applicable, and consider the net operating income of the property, the borrower’s expertise, credit history, and profitability and the value of the underlying property. The global analysis is more typically performed when lending to real estate development and management companies that own multiple properties with financing from other creditors. The analysis takes into consideration all rental income and expenses from the borrower’s real estate investments to determine if any other real estate holdings in the portfolio do not provide income levels to support the expenses of each property and debt service requirements for any third party financing secured by the properties held in the portfolio. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2x and a loan-to-value no greater than 75% for commercial properties and no greater than 80% for multifamily properties. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties with known environmental concerns.

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

Construction Loans. Loans made to facilitate construction are primarily short-term loans used to finance the construction of an owner-occupied residence or income producing assets. Generally, upon stabilization or upon completion and issuance of a certificate of occupancy, these loans often convert to permanent loans with long-term amortization. Payments during construction consist of an interest-only period funded generally by borrower or guarantor equity. As these loans represent higher risk, each project is monitored for progress throughout the life of the loan, and loan funding occurs through borrower draw requests. These requests are compared to project milestones and progress is verified by independent inspectors engaged by us.

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

Home Equity Loans and Advances. Consumer home equity loans and advances are loans secured by one-to-four family residential real estate, where we may be in a first or junior lien position. In each instance, the value of the property is determined and the loan is made against identified equity in the market value of the property. When a residential mortgage is not present on the property, a first lien position is secured against the property. In cases where a mortgage is present on the property, a junior lien position is established, subordinated to the first mortgage. As these subordinated liens represent higher risk, loan collection becomes more influenced by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

Occasionally, we purchase participation interests in loans to supplement our lending portfolio. Loan participations purchased totaled $96.8 million at December 31, 2022 and were comprised of 59 commercial real estate loans. Loan participations are subject to the same credit analysis and loan approvals as loans which we originate. We review all of the documentation relating to any loan in which we participate. However, for participation loans, we do not service the loan and, thus, are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

Loan Commitments. We issue commitments for fixed and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Delinquent Loans. We identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as a shortfall in collateral value may result in a write-down to management’s estimate of net realizable value. The collateral or cash flow shortfall on all secured loans is charged-off when the loan becomes 90 days delinquent or earlier where management determines that the collection of loan principal is unlikely. In the case of unsecured loans, the entire balance deemed uncollectable is charged-off when the loan becomes 90 days delinquent. For more information on how we address credit risk, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Management.”

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

At December 31, 2022, 88.9% of the available for sale portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and, thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2022, corporate debt securities comprised the next largest segment of the available for sale portfolio, totaling 6.0% of the portfolio. At December 31, 2022, the remainder of our available for sale securities portfolio consisted of U.S. government and agency obligations and municipal obligations, which comprised 4.8% and 0.3%, respectively, of the portfolio.

At December 31, 2022, 88.2% of the held to maturity securities portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2022, the remainder of our held to maturity securities portfolio consisted of U.S. government and agency obligations which comprised 11.8% of the portfolio.

At December 31, 2022, we held $3.4 million of securities in our equity portfolio comprised of Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") preferred stock, stock in financial institutions, and a community reinvestment act qualifying bond fund. In addition, the equity portfolio includes Atlantic Community Bankers Bank ("ACBB") stock, which is based on redemption at par value and can only be sold to the issuing ACBB or another institution that holds ACBB stock. Some of these securities receive dividends and all are carried at fair value.

To mitigate the credit risk related to our securities portfolio, we primarily invest in agency and highly-rated securities. As of December 31, 2022, approximately 94.9% of the total portfolio consisted of direct government obligations or government sponsored enterprise obligations, approximately 4.1% of the remaining portfolio was rated at least investment grade and approximately 1.0% of the remaining portfolio was not rated. Securities not rated consist primarily of short term municipal bond anticipation notes, private placement municipal notes issued and guaranteed by local municipal authorities, and equity securities.

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

Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit products, including non-interest bearing demand deposits (such as checking accounts to individuals and commercial checking accounts), interest-bearing demand accounts (such as interest-earning checking account products and most municipal accounts), savings and club deposits, money market accounts and certificates of deposit. We have not historically utilized brokered deposits.

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

Borrowings. We have the ability to utilize advances and overnight lines of credit from the FHLB to supplement our liquidity. As member banks, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We can also utilize securities sold under agreements to repurchase to provide funding. We maintain access to the Federal Reserve Bank’s discount window and federal funds lines with correspondent banks to supplement our supply of investable funds and to meet deposit withdrawal and contingency funding requirements. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, government-sponsored enterprises (“GSE”) including notes and government agency mortgage-backed securities and CMOs. The types of loans pledged for borrowings include, but are not limited to, one-to-four family real estate mortgage loans, home equity loans and multifamily and commercial real estate loans. At December 31, 2022, we had additional borrowing capacity from the FHLB and the Federal Reserve Bank of New York based on our ability to collateralize such borrowings. Members in good standing with the FHLB can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital.

During 2021, the Company entered into a $30.0 million unsecured term note with a third party at a fixed interest rate of 3.35% and a maturity date of December 21, 2024. At December 31, 2022 the carrying value of this term note was $29.9 million. In conjunction with the term note, the Company also established a $30.0 million unsecured revolving credit facility with a third party at a variable rate indexed to the prime rate as published by The Wall Street Journal. The Company drew and repaid $6.5 million on this facility during 2022.

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

As savings and loan holding companies in the mutual holding company structure, the Company and the MHC are subject to examination and supervision by, and are required to file certain reports with the Federal Reserve Board and are treated by the Federal Reserve Board as bank holding companies, for certain regulatory purposes, as a result of Columbia Bank’s election to operate as a “covered savings association.” The Company is also subject to the rules and regulations of the Securities and Exchange Commission ("SEC") under the federal securities laws.

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

Federal Banking Regulations

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners' Loan Act, as amended, and applicable federal regulations. However, as a covered savings association, Columbia Bank generally has the same rights and privileges as a national bank, and is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that would apply to a national bank.

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

At December 31, 2022, Columbia Bank’s and Freehold Bank’s capital each exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank or national bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2022, both Columbia Bank and Freehold Bank were in compliance with the loans-to-one borrower limitations.

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

At December 31, 2022, each of Columbia Bank and Freehold Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10.0%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

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

Federal Home Loan Bank System. Columbia Bank and Freehold Bank are both members of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a members of the FHLB of New York, Columbia Bank and Freehold Bank are required to purchase and hold shares of capital stock in the FHLB of New York. As of December 31, 2022, both Columbia Bank and Freehold Bank were in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral and limiting total advances to a member.

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

Personnel

As of December 31, 2022, we had 748 full-time employees and 67 part-time employees, none of whom is represented by a collective bargaining unit. We believe that our relationship with our employees is good.

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

At December 31, 2022, we employed 815 full and part time employees throughout the state of New Jersey. During the year ended December 31, 2022, we hired 265 employees, 61 of those in connection with the RSI Bank acquisition. Our voluntary turnover rate was 16.11% and the involuntary turnover rate was 7.14% in 2022. Although there were increased efforts to engage employees and increased compensation in 2022, the voluntary turnover rate reflected the competitive market for employees and especially branch staff.

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

Benefits

In addition to competitive salaries, we offer comprehensive benefit programs which include equity awards, an Employee Stock Ownership Plan (“ESOP”) and a deferred compensation plan (401k) with an employer matching contribution, healthcare and life insurance benefits, health savings accounts, flexible spending accounts, paid time off, family leaves of absence, tuition reimbursement, student loan repayments, good grade awards and an employee assistance program. In 2022, over 50 employees received good grade awards due to the accomplishments of their children and we are assisting over 66 employees with their student loans through our repayment program.

Employee Wellness

The Human Resources Department continues to enhance our wellness programs to establish an environment that promotes a holistic approach to well-being that includes: healthy lifestyles, financial stability, mental well-being, and decreases the risk of disease, and improves the quality of employee life. These programs enhance our employee experience by giving our employees the tools necessary to create a healthier lifestyle through the promotion of healthy diets, workplace activities, exercise programs, opportunity to participate in individualized wellness coaching, and wellness seminars. Active participants in wellness programs enjoy health insurance cost advantages. We have also created wellness and quiet rooms in the Company's corporate headquarters for people to be able to take breaks or attend to personal matters. All of these programs are intended to make us an employer of choice.

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

To support our communication and training initiatives during the COVID-19 pandemic, we implemented a learning management system, a new virtual classroom and an eLearning authoring tool that allowed all job functional and soft skills training to continue to be offered at a distance for all colleagues, and we continue these virtual learning opportunities today. We also provide training on the collaboration tools that were rolled out by our Information Technology Department. All training initiatives continue to be offered.

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

Diversity, Equity and Inclusion

Our Diversity, Equity and Inclusion ("DEI") strategy focuses on increasing representation, education, teamwork and collaboration. We have a DEI task force made up of employees across the Company to support additional events that support the diverse employees and clients we support. We practice equity recruiting practices to find top diverse talent and onboard them into the Company. In addition, we include DEI perspectives in our social media, marketing and branding strategy. We believe that as our footprint grows our brand will expand to reflect the diverse range of clients and communities we support. In connection with our Environmental Social Governance ("ESG") program, we established an ESG Committee and appointed a Diversity Officer, both of which are supported by various cross functional members of the Company. To ensure proper tracking and communication of ESG initiatives, a consultant was engaged to quantify the actions the Company takes to serve as a responsible corporate citizen. We also established eight Employee Resource Groups to further promote an inclusive work environment.

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

Succession Planning

Succession planning is a critical driver of our transformation. Succession planning efforts are helping our organization become what it needs to be, rather than simply recreating the existing organization. We have programs in place to support these initiatives: Associate Development Program, Career Development Program, Leadership Development Program, Stonier/Wharton School Program, and new ones are being rolled out. We have active support of top leadership and have linked succession to strategic planning. We implemented a new online interactive performance management system. There is emphasis on developmental assignments in addition to formal training. Along the way, we are addressing specific human capital challenges, such as diversity, leadership capacity, and retention.

Workplace Safety

We have policies and programs in place that protect our employees and invest in their well-being.

As the threat of the COVID-19 pandemic became clear, we took significant steps to protect the health and safety of our employees. We also provided our employees various outlets to gain emotional assistance during this time through our Employee Assistance Program and webinars provided by our healthcare provider. We provided employees a safe workplace throughout the pandemic both in the branches and back office departments and implemented technologies for a remote work environment and to accommodate remote workers. We established service level agreements for the work from home environment communicating expectations to employees and receiving employee agreement to the execution of these expectations. These agreements are monitored on a regular basis. The pandemic required us to modify our facilities to provide additional precautions to ensure the safety of our staff and customers, and these regiments continued in 2022. We have recently completed a renovation of our corporate headquarters facility that will allow for the envisioned growth of existing department staff and operations consistent with our strategic growth objectives.

Subsidiaries

Columbia Financial’s sole banking subsidiaries are Columbia Bank and Freehold Bank. Columbia Financial also maintains a Delaware trust subsidiary, Stewardship Statutory Trust I, that was formed in connection with the prior issuance of trust preferred securities. Stewardship Statutory Trust I was acquired by the Company as a result of its acquisition of Stewardship in November 2019.
Columbia Financial also has an inactive subsidiary, Highlander Investment Company, that was acquired by the Company as a result of its acquisition of RSI in 2022.

Columbia Bank’s active subsidiaries are as follows:

First Jersey Title Services, Inc., a title insurance agency that we acquired in 2002. At December 31, 2022, total assets were approximately $15.5 million. For the year ended December 31, 2022, First Jersey Title Services, Inc. had a net loss of approximately $363,000.

1901 Commercial Management Co. LLC, which was established in 2009 to hold commercial other real estate owned, and 1901 Residential Management Co. LLC, which was established in 2009 to hold residential other real estate owned. At December 31, 2022, these subsidiaries held approximately $239,000 in total assets.

2500 Broadway Corp. is a passive investment company that holds an investment in CSB Realty Corp. At December 31, 2022, total assets were approximately $5.6 billion.

CSB Realty Corp., which is a majority owned subsidiary of 2500 Broadway Corp. CSB Realty Corp. is a real estate investment trust which holds commercial real estate, mortgage and home equity loans for investment. At December 31, 2022, total assets were approximately $4.9 billion.

Stewardship Realty LLC, which was formed in 2005 and acquired by the Company as a result of its acquisition of Stewardship Financial in November 2019, is a New Jersey limited liability company that owns and manages property located at 612 Godwin Avenue Midland Park, New Jersey. At December 31, 2022, total assets were approximately $2.2 million.

Columbia Bank also currently maintains three inactive subsidiaries: (i) Columbia Investment Services, Inc., (ii) Real Estate Management Corp, LLC and (iii) Plaza Financial Services, Inc. At December 31, 2022, these subsidiaries held approximately $692,000 in total assets.

Highlander Investment Company is an inactive wholly-owned subsidiary of Columbia Financial, with approximately $339,000 in total assets at December 31, 2022.

Freehold S & L Service Corporation is an inactive wholly-owned subsidiary of Freehold Bank.

RSI Insurance Agency, Inc., which was formed in 2009 and acquired by the Company as a result of its acquisition of RSI Bank in May 2022, is a full-service insurance agency and whose primary business is to offer a broad range of insurance products and investment solutions, including personal and business lines of insurance, to Columbia Bank customers and New Jersey residents. At December 31, 2022, total assets were approximately $570,000, and for the year ended December 31, 2022, had a net loss of approximately $116,000.

Information About Our Executive Officers

Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as executive officers:

Name	Position
Thomas J. Kemly	President and Chief Executive Officer
E. Thomas Allen, Jr.	Senior Executive Vice President and Chief Operating Officer
Dennis E. Gibney, CFA	Executive Vice President and Chief Financial Officer
W. Justin Jennings	Executive Vice President and Operations Officer
John Klimowich	Executive Vice President and Chief Risk Officer
Oliver E. Lewis, Jr.	Executive Vice President and Head of Commercial Banking
Manesh Prabhu	Executive Vice President and Chief Information Officer
Matthew W. Rickert	Executive Vice President and Chief Credit Officer
Mayra L. Rinaldi	Executive Vice President, Corporate Governance and Culture
Allyson Schlesinger	Executive Vice President and Head of Consumer Banking
Jenifer W. Walden	Executive Vice President and Chief Human Resources Officer

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for the period indicated below. Ages presented are as of December 31, 2022.

E. Thomas Allen, Jr. was appointed Senior Executive Vice President, Chief Operating Officer of Columbia Bank on December 24, 2014. Mr. Allen began his career with Columbia Bank on October 17, 1994 and held various positions in the finance department. He was promoted to Treasurer in 1996, appointed Vice President, Treasurer in 1998, and named Senior Vice President, Treasurer in 2001. In 2002, Mr. Allen was promoted to Executive Vice President, Chief Financial Officer and served in that capacity until his appointment to Senior Executive Vice President, Chief Operating Officer. Mr. Allen holds a BS/BA in Banking & Finance from the University of Missouri and an MBA in Financial Management from Pace University. Age 65.

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

W. Justin Jennings was appointed Executive Vice President, Operations Officer of Columbia Bank in January 2022. Prior to joining Columbia Bank, Mr. Jennings served in various positions with JP Morgan Chase & Co. since 2004. Most recently, Mr. Jennings served as Executive Director, Head of Treasury Services – Community Development Banking at JP Morgan Chase & Co. from 2020 to January 2022, served as Executive Director, Client Service Director – Commercial Real Estate at JP Morgan Chase & Co. from 2015 to 2020 and served as Executive Director, Senior Business Manager – Commercial Banking Client Services at JP Morgan Chase & Co. from 2013 to 2015. Mr. Jennings holds a Bachelor’s degree in Sociology from The Ohio State University and received an MBA from the University of Notre Dame’s Mendoza School of Business. Age 41.

John Klimowich was appointed Executive Vice President and Chief Risk Officer of Columbia Bank on October 5, 2013. Mr. Klimowich began working for Columbia Bank in November 1985 and held various positions in the accounting department. Mr. Klimowich was promoted to Senior Vice President, Controller in March 2002 and served Columbia Bank in that capacity until his appointment as Executive Vice President and Chief Risk Officer in 2013. Mr. Klimowich holds a Bachelor’s degree in Economics from William Paterson University and an MBA in Accounting from Seton Hall University. Age 59.

Oliver E. Lewis, Jr. was appointed Executive Vice President and Head of Commercial Banking of Columbia Bank in January 2021. Mr. Lewis began working for Columbia Bank in May 2019 and served as Senior Vice President, Commercial Banking Market Manager until his appointment as Executive Vice President and Head of Commercial Banking. In this role, Mr. Lewis is responsible for the commercial banking division consisting of Columbia Bank's commercial & industrial, SBA, middle market, commercial real estate and construction lending activities, treasury management sales and the business development department. Prior to joining Columbia Bank, Mr. Lewis served as a Market Executive at JP Morgan Chase and Treasury Services, Regional Sales Executive. Mr. Lewis holds a Bachelor’s degree in Aviation Administration from Embry-Riddle Aeronautical University and received an MBA from Rutgers University. Age 58.

Manesh Prabhu was appointed Executive Vice President, Chief Information Officer of Columbia Bank in October 2022. In this role, Mr. Prabhu is responsible for Columbia Bank’s information systems and digital banking. Mr. Prabhu has over 20 years of experience at leading institutions including People’s United Bank N.A. Most recently, he held the title of Chief Technology Officer where he led the IT strategy and technology transformation for People’s United. Through his nearly 20-year tenure and senior leadership roles at People’s United, Mr. Prabhu led enterprise architecture, data architecture, IT governance, business intelligence, marketing analytics, and data quality with a heavy focus on digital transformation. Mr. Prabhu holds an MBA from Thiagarajar School of Management (TSM) – Madurai Kamaraj University in India and a Bachelor of Technology in Electrical & Electronics Engineering from Rajiv Gandhi Institute of Technology (RIT) - Mahatma Gandhi University in India. Age 48.

Matthew W. Rickert was appointed Executive Vice President, Chief Credit Officer of Columbia Bank in September 2022. In this role, Mr. Rickert is responsible for Columbia Bank’s credit organization, including all aspects of consumer and commercial credit, special assets, and credit policy. Mr. Rickert has over 20 years of diversified experience at financial institutions. Prior to joining Columbia Bank, he was at JPMorgan Chase (JPMC) serving most recently as Market Executive for Middle Market Banking and Specialized Industries (MMBSI) at JPMC where he oversaw all facets of the portfolio, including sales and client profitability in New Jersey. Previously, Mr. Rickert served as Credit Risk Director at JPMC where he managed the credit, counterparty, and market risk undertaken by the firm. Prior to that, he held banking and credit roles at Wells Fargo and HSBC. Mr. Rickert holds a Master of Business Administration from Baruch College and a Bachelor of Arts Degree in Economics and History from The Pennsylvania State University. Age 44.

Mayra L. Rinaldi was appointed Executive Vice President, Corporate Governance and Culture of Columbia Financial, Inc. and Columbia Bank in December 2022. In this role, Mrs. Rinaldi is responsible for overseeing the Corporate Governance, Executive Administration, Community Development and Corporate Facilities departments of the Company and the Bank. She is also responsible for the Company’s and the Bank’s regulatory and SEC compliance requirements, Environmental, Social and Governance (ESG)

strategy, which includes monitoring the effectiveness of the Bank’s Diversity, Equity and Inclusion (DEI) initiatives, as well as community support initiatives consisting of Team Columbia, Community Reinvestment Act (CRA) outreach and the Columbia Bank Foundation. Mrs. Rinaldi is also responsible for providing executive oversight and monitoring of the Company’s and the Bank’s culture to ensure that it remains aligned with Columbia’s Creed of Shared Values, which is designed to ensure that all policies, products, and services, and actions throughout the Company and Bank allow team members to always act in the best interests of customers, coworkers, communities and shareholders. Mrs. Rinaldi has over 20 years of experience at the Bank, having joined the Bank in 2000 and serving in various roles since that time. Most recently, Mrs. Rinaldi has served as the Bank’s Senior Vice President, Corporate Governance since 2014. Mrs. Rinaldi holds a Bachelor of Science degree in Finance from Kean University and is a graduate of the Stonier School of Banking. Age 39.

Allyson Schlesinger was appointed Executive Vice President and Head of Consumer Banking of Columbia Bank in September 2018. In this role, Ms. Schlesinger is responsible for the retail banking, retail lending, wealth management and marketing divisions of Columbia Bank. Ms. Schlesinger was previously with Citigroup, Inc. for 25 years, most recently as its Managing Director, U.S. Retail and Division Manager for Citigroup, Inc. in the New York City and New Jersey markets. Ms. Schlesinger holds a Bachelor’s degree from the University of Michigan. Age 51.

Jenifer W. Walden was appointed Executive Vice President, Chief Human Resources Officer of the Company and the Bank effective as of September 2022. Prior to joining the Company and the Bank, Ms. Walden spent more than two decades at Fortune 50 financial services institutions, and more recently, three smaller entities including a mid-cap bank, a technology start-up, and a global manufacturing company. From 2021 until June 2022, Ms. Walden served as the Global Director of Talent Management, Human Resources, at Nice-Pak Products. Prior to that time, Ms. Walden was Senior Vice President, Human Resources, at USEReady from 2020 to 2021 and was Director of Talent, First Senior Vice President at Valley Bank from 2018 to 2020. Ms. Walden also served as Senior HR Business Partner and IT Recruitment Leader (Prudential Insurance & Annuities) for Prudential Financial from 2013 to 2018, and as Director of Human Resources (Prudential Real Estate Investors, PGIM) for Prudential Financial from 2010 to 2013. Prior to that, Ms. Walden served in various positions with Ernst & Young LLP from 1994 to 2010. Ms. Walden is a doctoral candidate in strategic leadership at Liberty University and holds a Master’s degree in Organizational Development & Leadership from St. Joseph’s University and a Bachelor’s degree from St. Lawrence University. Age 55.

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

At December 31, 2022, our multifamily and commercial real estate loan portfolios totaled $3.7 billion, or 48.0% of our total loan portfolio. Our current business strategy is to continue our originations of multifamily and commercial real estate loans. These loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Further, we may increase our loans to individual borrowers, which would result in larger loan balances. To the extent that borrowers have more than one multifamily or commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by multifamily or commercial real estate properties become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our earnings and financial condition.

Imposition of limits by the bank regulators on commercial and multifamily real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by approximately 50% during the preceding 36 months. The balance of these real estate loans represented 323.5% of Columbia Bank’s total risk-based capital at December 31, 2022, and our commercial real estate loan portfolio increased by 25.9% during the preceding 36 months.

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

We originate commercial construction loans, including speculative construction loans, primarily to professional builders for the construction and acquisition of personal residences, apartment buildings, retail, industrial/warehouse, office buildings and special purpose facilities. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. At December 31, 2022, $337.6 million, or 4.4%, of our loan portfolio, consisted of construction loans, of which $210.5 million, or 62.3% consisted of speculative construction loans. In addition, we originate residential construction loans primarily on a construction-to-permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, with respect to speculative construction loans, repayment often depends on the successful construction or development and ultimate sale of the property and, possibly, unrelated cash needs of the borrowers. Further, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness.

Our concentration of residential mortgage loans exposes us to increased lending risks.

At December 31, 2022, $2.9 billion or 37.5%, of our loan portfolio was secured by one-to-four family real estate, a significant majority of which is located in the State of New Jersey, and to a lesser extent New York and Pennsylvania, and we intend to continue this type of lending in the foreseeable future. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the local housing market or in the markets in neighboring states in which we originate residential mortgage loans could reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Our commercial business lending activities exposes us to additional lending risks.

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

If our allowance for credit losses is not sufficient to cover actual loan losses, our results of operations would be negatively affected.

In determining the amount of the allowance for credit losses, we evaluate loans individually and establish credit loss allowances for specifically identified impairments. For loans not individually analyzed, we estimate losses and establish reserves based on reasonable and supportable forecasts and adjustments for qualitative factors. If the assumptions used in our calculated methodology are inaccurate, our allowance of credit losses may not be sufficient to cover losses inherent in our loan portfolio, which may require additions to our allowance and may decrease our net income. Our emphasis on loan growth and on increasing our portfolio, as well as any future credit deterioration, will require us to increase our allowance further in the future.

In addition, our banking regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses. Any increase in our allowance for credit losses or loan charge-offs as required by regulatory authorities may have a material adverse effect on our results of operations and financial condition.

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

Mergers and acquisitions are currently a component of our business model and growth strategy. Since November 2019, we have acquired Atlantic Stewardship Bank, Roselle Bank, Freehold Bank and RSI Bank. It is possible that we could acquire other banking institutions, other financial services companies or branches of banks in the future. Acquisitions typically involve the payment of a premium over book and trading values and, therefore, may result in the dilution of our tangible book value per share. Our ability to engage in future mergers and acquisitions depends on various factors, including: (1) our ability to identify suitable merger partners and acquisition opportunities; (2) our ability to finance and complete transactions on acceptable terms and at acceptable prices; and (3) our ability to receive the necessary regulatory and, when required, stockholder approvals. Our inability to engage in an acquisition or merger for any of these reasons could have an adverse impact on the implementation of our business strategies. Furthermore, mergers and acquisitions involve a number of risks and challenges, including (1) our ability to achieve planned synergies and to integrate the branches and operations we acquire, and the internal controls and regulatory functions into our current operations; (2) the integration process could adversely affect our ability to maintain relationships with existing customers; (3) the diversion of management’s attention from existing operations, which may adversely affect our ability to successfully conduct our business and negatively impact our financial results and (4) our ability to identify potential asset quality issues or contingent liabilities during the due diligence process.

Our consolidated assets now exceed $10 billion, which will result in increased regulation and supervision for the Bank and may also result in increased costs and/or reduced revenues.

We exceeded $10 billion in total consolidated assets during the quarter ended September 30, 2022 and, as of December 31, 2022, the Company had on a consolidated basis, total assets of $10.4 billion. Accordingly, we are now subject to certain regulations that apply only to depository institution holding companies or depository institutions with total consolidated assets of $10 billion or more, and the regulatory costs resulting from the Company having total consolidated assets of $10 billion or more may negatively impact the Company’s revenue and earnings.

Debit card interchange fee restrictions set forth in Section 1075 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is known as the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that a debit card issuer may receive per transaction at the sum of $0.21 plus five basis points. A debit card issuer that adopts certain fraud prevention procedures may charge an additional $0.01 per transaction. Debit card issuers with total consolidated assets of less than $10 billion, which currently includes the Company, are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1st of the year following the calendar year in which the debit card issuer has total consolidated assets of $10 billion or more at calendar year-end. As a result, we will become subject to the interchange restrictions of the Durbin Amendment beginning July 1, 2023.

In addition, an insured depository institution with total assets of $10 billion or more is subject to supervision, examination, and enforcement with respect to consumer protection laws by the Consumer Financial Protection Bureau, or the CFPB. Under its current policies, the CFPB will assert jurisdiction in the first quarter after the call reports of a depository institution show total consolidated assets of $10 billion or more for four consecutive quarters. As a result, if our total consolidated assets continue to exceed $10 billion through the quarter ending September 30, 2023, we will become subject to CFPB supervision, examination and enforcement at the beginning of the quarter ending December 31, 2023.

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

In addition, Congress and/or regulatory agencies may impose new requirements or surcharges on these institutions in the future. The Economic Growth, Regulatory Reform, and Consumer Protection Act, which was enacted on May 24, 2018, includes provisions that, as they are implemented, relieve banking organizations with total consolidated assets of less than $10 billion (and that satisfy certain other conditions) from risk-based capital requirements, restrictions on proprietary trading and investment and sponsorship in hedge funds and private equity funds known as the Volcker Rule, and certain other regulatory requirements. Because our total consolidated assets are now in excess of $10 billion, we no longer qualify for any of the foregoing relief.

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

Municipal deposits are an important source of funds for our lending and investment activities. At December 31, 2022, $850.1 million, or 10.6%, of our total deposits were comprised of municipal deposits, including public funds deposits from local government entities primarily domiciled in the State of New Jersey. Given our use of these high-average balance municipal deposits as a source of funds, our inability to retain such funds could have an adverse effect on our liquidity. In addition, our municipal deposits are primarily demand deposit accounts or short-term deposits and therefore are more sensitive to changes in interest rates. If we are forced to pay higher rates on our municipal deposits to retain those funds, or if we are unable to retain those funds and we are forced to turn to borrowing sources for our lending and investment activities, the interest expense associated with such borrowings may be higher than the rates we are paying on our municipal deposits, which could adversely affect our net income.

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

In March 2022, the SEC published a new set of proposed cybersecurity disclosure rules for public companies, such as the Company, which would significantly increase SEC scrutiny of public companies’ cybersecurity-related business activities, decision-making processes, and the Board’s new role in overseeing cybersecurity. Under the new rules, companies will be required to develop and maintain reasonable cybersecurity practices, describe those practices in public filings, explain how their senior leadership oversee those programs effectively, and report cybersecurity incidents in a way that provides appropriate information to shareholders. The comment period for the proposed rules ended on May 9, 2022, with hundreds of comments submitted, and it is unclear when the rules will be finalized or effective and to what extent the final rules will change from the proposed rules published in March 2022. Final actions on the rules are expected to be announced in April 2023.

While we have established policies and procedures to prevent or limit the impact of cyber-attacks, there can be no assurance that such events will not occur or will be adequately addressed if they do. In addition, we also outsource certain cybersecurity functions, such as penetration testing to third party service providers, and the failure of these service providers to adequately perform such functions could increase our exposure to security breaches and cybersecurity threats. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other malicious code and cyber-attacks that could have an impact on information security. Any such breach or attacks could compromise our networks and the information stored could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our financial condition and results of operations.

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

The COVID-19 pandemic adversely affected, and could continue to adversely affect our business, financial condition, and results of operations.

The COVID-19 pandemic created a global public-health crisis that resulted in challenging economic conditions for households and businesses and negatively affected our business. The COVID-19 virus has had many variants and spread throughout the United States, including in the regions and communities in which the Company operates. The economic impact of the COVID-19 pandemic impacted a broad range of industries, although many areas of consumer spending have rebounded since the initial onset of the COVID-19 pandemic. However, uncertainty remains surrounding the future economic conditions that will emerge in the years following the COVID-19 pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values.

The extent to which COVID-19 will continue to negatively affect our business is unknown and will depend on a number of factors, including the overall severity of the disease and of new variants of the virus, the duration of the pandemic, and the ultimate effects of COVID-19, including those described above and those not yet known or knowable, could have a negative effect on the stock price, business prospects, financial condition and results of operations of the Company.

Inflationary pressures and rising prices may impact our results of operations and financial condition.

Inflation has continued to rise in 2022 at levels not seen for over 40 years, and is expected to remain elevated throughout 2023. Smaller businesses may be impacted more during periods of high inflation, as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of some of our business customers to repay their loans may deteriorate, and a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely impact our results of operations and financial condition.

Acts of terrorism and other external events could impact our ability to conduct business.

Financial institutions have been and continue to be targets of terrorist threats aimed at compromising operating and communication systems. Additionally, the metropolitan New York area and northern New Jersey remain central targets for potential acts of terrorism. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. The occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

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

Our business may be adversely affected by instability, disruption or destruction in the markets in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or man-made disasters, including storm or other events beyond our control. Such events can increase levels of political and economic unpredictability, result in property damage and business closures within in our markets and increase the volatility of the financial markets. Any of these effects could have a material and adverse impact on our business and results of operations. These events also pose significant risks to the Company’s personnel and to physical facilities, transportation and operations, which could materially adversely affect the Company’s financial results.

Regulation of the financial services industry is intense, and we may be adversely affected by changes in laws and regulations.

We are subject to extensive government regulation, supervision and examination. Such regulation, supervision and examination govern the activities in which we may engage, and are intended primarily for the protection of the federal deposit insurance fund and Columbia Bank’s depositors. Any future legislative or regulatory changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices and potentially expose us to additional costs, liabilities, enforcement action and reputational risk. Federal regulatory agencies also have the ability to take strong supervisory actions against financial institutions that have experienced increased loan production and losses and other underwriting weaknesses or have compliance weaknesses. These actions include entering into formal or informal written agreements and cease and desist orders that place certain limitations on their operations, and/or they can impose fines. If we were to become subject to a regulatory action, such action could negatively impact our ability to execute our business plan, and result in operational restrictions, as well as our ability to grow, pay dividends, repurchase stock or engage in mergers and acquisitions. See “Item 1: Business—Regulation and Supervision-Federal Banking Regulations-Capital Requirements” for a discussion of regulatory capital requirements.

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

Changes to LIBOR may adversely impact the value of, and the return on, our loans, securities and derivatives which are indexed to LIBOR.

We have loans, securities and debt obligations whose interest rate is indexed to the London InterBank Offered Rate (LIBOR).
ICE Benchmark Administration, the authorized and regulated administrator of LIBOR, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021 and the remaining USD LIBOR tenors will end publication after June 30, 2023. Financial service regulators and industry groups have collaborated to develop alternative reference rate indices or reference rates. The transition to a new reference rate requires changes to contracts, risk and pricing models, valuation tools, systems, product design and hedging strategies. Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on loans, securities, and derivatives.

Item 1B.    Unresolved Staff Comments

    None.

Item 2.    Properties

We conduct our business through (i) Columbia Bank’s main office and 65 branch offices located in Bergen, Passaic, Morris, Essex, Union, Middlesex, Monmouth, Burlington, Camden, Gloucester, Somerset and Hunterdon Counties in New Jersey and (ii) Freehold Bank’s two branch offices in Monmouth County, New Jersey. We own 31 properties and lease the other 34 properties. First Jersey Title Services, Inc. and RSI Insurance Agency, Inc. operate within two of Columbia Bank’s branch facilities.

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

Item 4.    Mine Safety Disclosures

    None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing and Holders

The Company’s common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol “CLBK.” As of February 22, 2023 the Company had approximately 3,511 holders of record of common stock.

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

Dividends we can declare and pay will depend, in part, upon receipt of dividends from Columbia Bank and, to a lesser extent, Freehold Bank. Regulations of the Federal Reserve Board and the Office of the Comptroller of the Currency impose limitations on

“capital distributions” by savings institutions. See “Item 1: Business-Regulation and Supervision—Federal Banking Regulations—Capital Distributions.”

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

Total Return Performance
Index Value
250
200
150
100
50
4/20/2018
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Columbia Financial, Inc.
NASDAQ Composite Index
S&P Composite 1500 Thrifts & Mortgage Finance Index

	Period Ending
Index	4/20/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Columbia Financial, Inc.	100.00	99.16	109.86	100.91	135.28	140.21
NASDAQ Composite Index	100.00	93.59	127.93	185.39	226.50	152.81
S&P Composite 1500 Thrifts & Mortgage Finance Index	100.00	80.24	109.04	102.95	126.98	105.15
__________________________________
Source: S&P Global Market Intelligence

Equity Compensation Plan Information
    The following table sets forth information about the Company’s common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2022:

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders:
2019 Equity Incentive Plan	3,436,869	$16.26	2,693,778
Equity compensation plans not yet approved by stockholders:
None.	—	—	—
Total	3,436,869	$16.26	2,693,778

Issuer Purchases of Equity Securities

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2022:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2022	282,858	$20.96	282,858	1,110,334
November 1 - 30, 2022	272,900	21.49	272,900	837,434
December 1 - 31, 2022	492,886	21.39	487,900	3,349,534
Total	1,048,644	$21.20	1,043,658

(1)    On December 6, 2021, the Company announced that its Board of Directors authorized a new stock repurchase program to acquire up to 5,000,000 shares, or approximately 4.6%, of the Company's then issued and outstanding common stock, commencing upon the completion of the Company’s stock repurchase program announced on February 1, 2021. On December 21, 2021, the Company completed the repurchases under the previous stock repurchase program. On December 14, 2022 the Company announced that its Board of Directors authorized a new stock repurchase program to acquire up to 3,000,000 shares, or approximately 2.7%, of the Company's then issued and outstanding common stock, commencing upon the completion of the Company’s stock repurchase program announced on December 6, 2021.

(2)    During the three months ended December 31, 2022, 129 shares were repurchased pursuant to forfeitures and 4,857 shares were repurchased for taxes related to the 2019 Equity Incentive Plan and not as part of a share repurchase program.

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

Historically, our commercial loan products have consisted primarily of loans secured by multifamily and commercial real estate and construction loans. As part of our growth strategy, we intend to continue our increased focus on commercial business lending, which offers shorter terms and variable rates, helps to manage interest rate risk exposure, and provides us with an opportunity to offer a full range of our products and services, including cash management, and deposit products to commercial customers. In 2022, most of our commercial banking customers had deposit accounts with us.

In 2022, our commercial business loans increased 9.9% from the year ended December 31, 2021 which was primarily due to an increase in loan originations. Historically, we have focused on lending in New Jersey with only a minimal volume from neighboring states, but anticipate that we will increase the amount of loans originated in Pennsylvania and New York, as we continue to grow our commercial loan business. We anticipate that any such expansion of our commercial lending to market areas outside New Jersey will increase lending and deposit opportunities in those areas and provide geographic diversification within our portfolio.

Continuing to emphasize the origination of one-to- four family residential mortgage loans.

At December 31, 2022, $2.9 billion, or 37.5%, of our total loan portfolio consisted of one-to-four family residential mortgage loans. Although we expect to shift the mix of our loans over time, from residential mortgage loans, toward commercial loans, we intend to continue to emphasize the origination of one-to-four family residential mortgage loans in the future. We believe there are opportunities to maintain and increase our residential mortgage lending in our market area, and we have made efforts to take advantage of these opportunities by increasing our origination channels. We recently implemented a new digital mortgage system which greatly expedites the processing of mortgage, home equity and HELOC applications.

We originate one-to-four family residential mortgage loans for our own portfolio but periodically Columbia Bank and Freehold Bank sells loans to third party investors with servicing retained. We offer fixed-rate and adjustable-rate residential mortgage loans, which totaled $2.7 billion and $294 million, respectively, at December 31, 2022. To increase the origination of adjustable-rate loans, we intend to continue originating loans that bear a fixed interest rate for a period of up to seven years after which they convert to one-year adjustable-rate loans.

Increasing fee income through continued growth of fee-based activities.

We intend to focus on growing our existing title insurance business, expanding the scope of the wealth management services we provide, and increasing our revenues from loan servicing activities to increase the amount of fees earned from our fee-based businesses. Presently, the majority of our revenue comes from net interest income and less than 9.0% from other sources, including title insurance fees, loan and deposit fees, bank-owned life insurance and gains and losses on the sales of securities and loans. We expect to increase fee income from enhancing interchange services, generating additional commercial loan swap fee income and expanding treasury services.

We currently offer title insurance services through our title insurance agency, offer wealth management services through a third-party networking arrangement, and offer life and heath, and property and casualty insurance to our customers through our insurance agency. In order to expand our services and to grow our wealth management business, we have considered the acquisition of title insurance agencies and wealth management businesses in recent years and expect to actively pursue the acquisition of such fee-based businesses, as well as considering the acquisition of other fee-based businesses such as other insurance agencies and specialty lending companies. We continue to explore and evaluate acquisition opportunities of fee-based businesses, but we currently have no understandings or agreements with respect to any such acquisitions.

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

Our growth strategy also includes the acquisition of other financial institutions within our market area as well as in neighboring states. Since November 2019, we have acquired Atlantic Stewardship Bank, Roselle Bank, Freehold Bank and RSI Bank. We intend to continue to actively pursue the acquisition of banks and thrifts, including thrifts in the mutual and mutual holding company structure. In the past, we have relied upon organic growth rather than acquisitions to grow our franchise, and there is no guarantee that we will be successful in pursuing our acquisition strategy.

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

We have embraced the latest technological developments in the banking industry, which we believe allows us to better leverage our employees by enabling them focus on developing customer relationships, generate retail deposits in an efficient manner, expand the suite of products that we can offer to customers and allow us to compete more efficiently and effectively as we grow. In 2019, we implemented a new commercial loan underwriting and a new relationship monitoring system to better support and manage our commercial customer base. In recent years, we have released several digital banking and other Fintech solutions to support our customers, which included a new digital mortgage system which greatly expedited the handling of mortgage, home equity and HELOC applications. We have also introduced a digital small business lending solution, online chat and appointment scheduling and a credit card platform. We expect to continue to enhance our digital technology platforms to provide more appealing products and services to our customers and support our sales and marketing initiatives. Currently, we are in the process of upgrading our current company-wide technology infrastructure to support both organic and inorganic growth.

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

We intend to manage our capital position through the growth of assets, as well as the utilization of appropriate capital management tools, consistent with applicable regulations and policies, and subject to market conditions. Under Federal Reserve Board regulations, we were prohibited from repurchasing shares of our common stock for one year following our minority public offering that was completed in April 2018. Since June 2019, we have announced five stock repurchase programs under which we have repurchased an aggregated of 21,650,466 shares of common stock as of December 31, 2022. Most recently, on December 14, 2022, we announced that our Board of Directors authorized a new stock repurchase program to acquire up to 3,000,000 shares, or approximately 2.7%, of our then currently issued and outstanding common stock, commencing upon the completion of our existing stock repurchase program that was approved in December 2021.

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

Critical Accounting Policies and Estimates

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

Allowance for Credit Losses. The Company adopted ASU 2016-13 on January 1, 2022 for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for the year ended December 31 2022 are presented under Accounting Standards Codification 326, Financial Instruments - Credit Losses, while prior period amounts continue to be reported with previously applicable GAAP and have not been restated. See note 2 in the notes to our consolidated financial statements for a detailed discussion of our accounting policies and methodologies for establishing the allowance for credit losses.

Additional information about our allowance for credit losses is presented in note 7 to the audited consolidated financial statements.

The determination of our allowance for credit losses (“ACL”) on loans is considered a critical accounting estimate by management because of the high degree of judgment involved in determining qualitative loss factors, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment. Although we believe we have established and maintained the ACL at appropriate levels, changes in reserves may be necessary if actual economic and other conditions differ substantially from the forecast used in estimating the ACL.
Our ACL totaled $52.8 million and $62.7 million at December 31 2022 and 2021, respectively. The decrease in the reserve was primarily attributable to the impact of the adoption of ASU 2016-13, offset by an increase in loan balances and consideration of current and projected economic conditions. The ACL reserve components related to collectively evaluated loans and individually analyzed loan reserves was $52.4 million and $339,000, respectively, at December 31, 2022, under the CECL methodology.

During 2022, management performed a hypothetical sensitivity analysis to understand the impact of a change in a key input on our ACL. If the U.S. unemployment rate had been increased from approximately 4% to 6% and U.S. Gross Domestic Product ("GDP") decreased from approximately 2% to 1%, our ACL reserves would have been approximately $14.0 million higher. This sensitivity analysis includes the impact of quantitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment, but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.

If the four-quarter U.S. unemployment rate forecast had been 9% rather than an average of approximately 3.5%, our ACL would have been approximately $14.1 million higher. This sensitivity analysis includes the impact to the quantitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.

Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics, and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and, therefore, greater volatility to our reported earnings.

Most of our non-performing assets are collateral dependent loans which are written down to the fair value of the collateral less estimated costs to sell. We continue to assess the collateral of these loans and update our appraisals on these loans on an annual basis. To the extent the property values decline, there could be additional losses on these non-performing assets, which may be material. Management considered these market conditions in deriving the estimated ACL. Should economic difficulties occur, the ultimate amount of loss could vary from our current estimate. For additional discussion related to the determination of the allowance for credit losses, see “Risk Management-Analysis and Determination of the Allowance for Credit Losses” and the notes to the consolidated financial statements.

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

Accrued or prepaid taxes represent the net estimated amount due to or to be received from tax jurisdictions either currently or in the future and are reported in other assets or other liabilities in our consolidated financial statements. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of December 31, 2022 and 2021. Therefore, the Company has no unrecognized income tax benefits as of those dates.

As of December 31, 2022, we had a net deferred tax assets totaling $36.9 million. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the federal deferred tax assets and that it is more likely than not that the benefits from certain state temporary differences will not be realized. In recognition of this risk, we have provided a valuation allowance of $2.0 million as of December 31, 2022 on the deferred tax assets related to state net operating losses.

Post-retirement Benefits. We provide certain health care and life insurance benefits, along with split-dollar BOLI death benefits, to eligible retired employees. The cost of retiree health care and other benefits during the employees’ period of active service are accrued monthly. We account for benefits in accordance with ASC Topic 715 “Pension and Other Post-retirement Benefits.” The guidance requires an employer to: (a) recognize in the statement of financial position the over funded or underfunded status of a defined benefit post-retirement plan measured as the difference between the fair value of plan assets and the benefit obligations; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the Company's fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income (loss), net of tax, the actuarial gain and losses and the prior service costs and credits that arise during the period. These assets and liabilities and expenses are based upon actuarial assumptions including interest rates, rates of increase in compensation, expected rate of return on plan assets and the length of time we will have to provide those benefits. Actual results may differ from these assumptions. These assumptions are reviewed and updated at least annually and management believes the estimates are reasonable.

Pending Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancing and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. For entities that have adopted ASU 2016-13, this ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this pronouncement effective January 1, 2023. The update will be applied on a prospective basis to disclosures and did not have a significant impact on the Company's consolidated financial statements.

Comparison of Financial Condition at December 31, 2022 and 2021

General

Total assets increased $1.2 billion, or 12.8%, to $10.4 billion at December 31, 2022 from $9.2 billion at December 31, 2021. The increase in total assets was primarily attributable to increases in cash and cash equivalents of $108.3 million, loans receivable, net of $1.3 billion, Federal Home Loan Bank stock of $35.0 million, bank-owned life insurance of $17.4 million, goodwill and intangibles of $33.4 million, and other assets of $35.1 million, partially offset by a decrease in debt securities available for sale of $375.2 million. Increases were impacted by the acquisition of assets with fair values totaling $595.1 million in connection with the acquisition of RSI Bank. Total liabilities increased $1.2 billion, or 14.9%, to $9.4 billion at December 31, 2022 from $8.1 billion at December 31, 2021. The increase was primarily attributable to increases in total deposits of $430.9 million, or 5.7%, borrowings of $749.7 million, or 198.7%, and accrued expenses and other liabilities of $19.9 million, or 12.4%. The increase in total deposits consisted of increases in non-interest-bearing demand deposits of $94.1 million, money market accounts of $61.4 million, savings and club deposits of $90.9 million, and certificates of deposit accounts of $191.7 million, partially offset by a decrease in interest-bearing demand deposits of $7.1 million. In addition, the increase in total deposits was impacted by the assumption of $502.7 million in deposits assumed in connection with the acquisition of RSI Bank. Total stockholders’ equity decreased $25.5 million, or 2.4%, to $1.1 billion at both December 31, 2022 and 2021. The decrease in equity was primarily attributable to the change in other comprehensive income of $133.4 million, which primarily consisted of an increase in unrealized losses on debt securities available for sale, net of taxes, and the repurchase of 4,464,405 shares of common stock totaling $94.0 million under our stock repurchase program, partially offset by net income of $86.2 million, and an increase in additional paid-in-capital of $102.2 million due to the issuance of 6,086,314 shares of Company common stock to Columbia Bank MHC in connection with the RSI Bank acquisition.

Securities

Debt securities available for sale and held to maturity decreased $383.4 million, or 18.0%, to $1.8 billion at December 31, 2022 from $2.1 billion at December 31, 2021. The decrease in securities during 2022 was primarily impacted by repayments of $313.1 million, an increase in gross unrealized losses of $190.5 million and sales of $126.8 million, partially offset by purchases of $170.5 million of securities primarily consisting of U.S. government and agency obligations, mortgage-backed securities and municipal securities, and $80.1 million of securities acquired from RSI Bank. We continue to focus on maintaining a high quality securities portfolio that provides consistent cash flows in changing interest rate environments. At December 31, 2022, our total securities portfolio was 16.8% of total assets, as compared to 23.2% at December 31, 2021.

At December 31, 2022, 88.9% of the debt securities available for sale portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2022, corporate debt securities comprised the next largest segment of the available for sale portfolio, totaling 6.0%. At December 31, 2022, the remainder of our available for sale securities portfolio consisted of U.S. government and agency obligations and municipal obligations, which comprised 4.8% and 0.3%, respectively.

At December 31, 2022, 88.2% of the debt securities held to maturity portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2022, the remaining 11.8% of our held to maturity securities portfolio consisted of U.S. government and agency obligations.

To mitigate the credit risk related to our securities portfolio, we primarily invest in agency and highly-rated securities. As of December 31, 2022, approximately 94.9% of the total portfolio consisted of direct government obligations or government sponsored enterprise obligations, approximately 4.1% of the remaining portfolio was rated at least investment grade and approximately 1.0% of the remaining portfolio was not rated. Securities not rated consist primarily of short term municipal bond anticipation notes, private placement municipal notes issued and guaranteed by local municipal authorities, and equity securities.

The following table sets forth the amortized cost and fair value of securities at December 31, 2022, 2021 and 2020:

	At December 31,
	2022		2021		2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$67,771	$63,566	$34,711	$34,879	$24,425	$25,549
Mortgage-backed securities and collateralized mortgage obligations	1,351,929	1,181,727	1,553,491	1,554,359	1,163,613	1,200,394
Municipal obligations	3,697	3,575	4,159	4,179	16,845	16,862
Corporate debt securities	92,544	79,766	109,018	110,430	67,628	69,477
Trust preferred securities	—	—	—	—	5,000	4,670
Total securities available for sale	$1,515,941	$1,328,634	$1,701,379	$1,703,847	$1,277,511	$1,316,952
Debt securities held to maturity:
U.S. government and agency obligations	$49,871	$42,567	$44,870	$44,111	$5,000	$5,001
Mortgage-backed securities and collateralized mortgage obligations	371,652	327,824	384,864	390,678	257,720	272,090
Total debt securities held to maturity	$421,523	$370,391	$429,734	$434,789	$262,720	$277,091
Equity securities	$3,943	$3,384	$2,870	$2,710	$3,785	$5,418
Total securities	$1,941,407	$1,702,409	$2,133,983	$2,141,346	$1,544,016	$1,599,461

At December 31, 2022 and 2021, securities with carrying values of $1.7 billion and $1.1 billion, respectively, were in net unrealized loss positions that totaled $238.6 million and $16.2 million, respectively. The increase in unrealized losses on securities in 2022 was primarily due to the increase in market interest rates at the end of the period.

For available for sale securities, the Company assesses whether a loss is from credit or other factors and considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost, a credit loss would be recorded through an allowance for credit losses, limited by the amount that the fair value is less than the amortized cost basis. We believe that unrealized and unrecognized losses on securities at December 31, 2022 are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at December 31, 2022.

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

At December 31, 2022 and 2021, we had no securities in a single company or entity (other than United States Government and United States GSE securities) that had an aggregate book value in excess of 5% of our equity.

The following tables set forth the stated maturities and weighted average yields of securities at December 31, 2022. Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. Weighted average yields for tax-exempt securities totaling $3.7 million with a weighted average rate of 1.01%, are presented on a tax equivalent basis using a federal marginal tax rate of 21%.

Equity securities are not included in the table based on lack of a maturity date. The tables present contractual final maturities for mortgage-backed securities and does not reflect repricing or the effect of prepayments.

	At December 31, 2022
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Debt securities available for sale:
U.S. government and agency obligations	$—	—%	$36,781	2.42%	$26,785	3.01%	$—	—%	$63,566	2.67%
Mortgage-backed securities and collateralized mortgage obligations	163	2.11	144,342	2.71	254,215	2.02	783,007	2.10	1,181,727	2.15
Municipal obligations	905	0.78	2,233	1.16	437	3.07	—	—	3,575	1.30
Corporate debt securities	—	—	31,504	3.57	48,262	3.80	—	—	79,766	3.72
Total	$1,068	2.67%	$214,860	2.77%	$329,699	2.38%	$783,007	2.10%	$1,328,634	2.27%

	At December 31, 2022
	More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Debt securities held to maturity:
U.S. government and agency obligations	$19,875	1.93%	$19,996	1.00%	$10,000	2.30%	$49,871	1.63%
Mortgage-backed securities and collateralized mortgage obligations	68,845	2.92	161,002	2.94	137,418	6.57	371,652	4.28
Total	$88,720	2.70%	$180,998	2.73%	$147,418	6.28%	$421,523	3.96%

Loans receivable

Total gross loans increased $1.3 billion million, or 20.5%, to $7.6 billion at December 31, 2022 from $6.3 billion at December 31, 2021. One-to-four family real estate loans increased $767.9 million, or 36.7%, to $2.9 billion at December 31, 2022 from $2.1 billion at December 31, 2021. Multifamily loans increased $198.1 million, or 19.0%, to $1.2 billion at December 31, 2022 from $1.0 billion at December 31, 2021. Commercial real estate loans increased $243.2 million, or 11.2%, to $2.4 billion at December 31, 2022 from $2.2 billion at December 31, 2021. Commercial business loans increased $45.2 million, or 10.0%, to $497.5 million at December 31, 2022 from $452.2 million at December 31, 2021. Construction loans increased $41.5 million, or 14.1%, to $336.6 million at December 31, 2022 from $295.0 million at December 31, 2021. Home Equity loans and advances decreased $2.3 million, or 0.8%, to $274.3 million at December 31, 2022 from $276.6 million at December 31, 2021. We had strong origination volume in 2022, along with a slowdown of prepayments, which accounted for the increases in most categories of loans. The increases during 2022 also included the acquisition of $335.5 million in loans from RSI Bank. Our consumer loan products have had weak demand over the last few years and will continue to be negatively impacted by the rise in interest rates.

The following tables present the loan portfolio for the periods indicated:

	At December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$2,860,184	37.5%	$2,092,317	33.0%
Multifamily	1,239,207	16.3	1,041,108	16.4
Commercial real estate	2,413,394	31.7	2,170,236	34.3
Construction	336,553	4.4	295,047	4.7
Total real estate loans	6,849,338	89.8	5,598,708	88.4
Commercial business loans	497,469	6.5	452,232	7.1
Consumer loans:
Home equity loans and advances	274,302	3.6	276,563	4.4
Other consumer loans	3,425	—	1,428	0.1
Total consumer loans	277,727	3.6	277,991	4.5
Total gross loans	7,624,534	100.0%	6,328,931	100.0%
Purchased credit-deteriorated loans ("PCD")	17,059		6,791
Net deferred loan costs, fees and purchased premiums and discounts	35,971		24,879
Allowance for credit losses	(52,803)		(62,689)
Loans receivable, net	$7,624,761		$6,297,912

Loan Maturity

The following table sets forth certain information at December 31, 2022 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments that significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. The table reflects final maturities for construction loans that convert to permanent loans, and includes PCD loans. Demand loans having no stated schedule of repayments or maturity are reported as due in one year or less.

	December 31, 2022
	Real Estate
	One-to-four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Amounts due in:
One year or less	$808	$6,718	$181,949	$182,004	$234,940	$682	$2,961	$610,062
More than one year to five years	49,554	332,726	578,308	121,525	148,818	20,263	464	1,251,658
More than five years to fifteen years	582,233	832,533	1,353,500	12,558	106,417	133,812	—	3,021,053
More than fifteen years	2,229,747	67,230	312,753	21,506	7,790	119,794	—	2,758,820
Total	$2,862,342	$1,239,207	$2,426,510	$337,593	$497,965	$274,551	$3,425	$7,641,593

The following table sets forth all loans at December 31, 2022 that are due after December 31, 2023 and have either fixed interest rates or floating or adjustable interest rates:

	Due After December 31, 2022
	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One-to-four family	$2,567,205	$294,329	$2,861,534
Multifamily	560,948	671,541	1,232,489
Commercial real estate	884,418	1,360,143	2,244,561
Construction	50,394	105,195	155,589
Commercial business loans	149,508	113,517	263,025
Consumer loans:
Home equity loans and advances	173,904	99,965	273,869
Other consumer loans	464	—	464
Total loans	$4,386,841	$2,644,690	$7,031,531

Loan Originations and Sales
    The following table shows loans originated, purchased, sold and other reductions in loans during the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Total loans at beginning of period	$6,360,601	$6,181,770	$6,197,566
Originations:
Real estate loans:
One-to-four family	869,716	865,837	589,871
Multifamily	265,629	271,298	176,859
Commercial real estate	399,562	225,189	108,860
Construction	444,027	233,561	150,482
Total real estate loans	1,978,934	1,595,885	1,026,072
Commercial business loans	201,876	375,822	583,713
Consumer loans:
Home equity loans and advances	112,008	64,903	67,823
Other consumer loans	320	145	98
Total consumer loans	112,328	65,048	67,921

Total loans originated	2,293,138	2,036,755	1,677,706

Purchases	8,315	85,382	—
Loans acquired	335,501	158,912	171,593
Less:
Principal payments, repayments, and other items, net	(1,300,891)	(1,411,214)	(1,486,288)
Loan sales	(9,639)	(302,039)	(147,377)
Securitization of loans	—	(99,603)	(117,259)
Transfer of loans receivable to loans held-for-sale	(9,461)	(289,362)	(114,171)
Total loans receivable at end of period	$7,677,564	$6,360,601	$6,181,770

Deposits

Our primary source of funds is our deposits, which are comprised of non-interest bearing and interest-bearing transaction accounts, money market deposit accounts, savings and club deposits and certificates of deposit.

Deposits increased $430.9 million, or 5.7%, to $8.0 billion at December 31, 2022 from $7.6 billion at December 31, 2021. The increase in deposits was mainly impacted by $502.7 million in deposits assumed in connection with the acquisition of RSI Bank. The balances of non-interest bearing demand, money market accounts, savings and club deposits, and certificates of deposit increased as we strategically priced our deposit products and utilized marketing campaigns to attract and retain customers. Municipal deposits totaled $850.1 million at December 31, 2022 compared to $702.0 million at December 31, 2021. We continue our efforts to emphasize deposit taking though various channels.

During 2022, non-interest bearing demand accounts increased $94.1 million, or 5.5%, due to an increase in commercial checking and Advantage Plus checking account balances. During 2022, interest-bearing demand accounts decreased $7.1 million, or 0.3%. Money market accounts increased $61.4 million, or 9.3%, savings and club deposits increased $90.9 million, or 11.0%, and certificates of deposits increased $191.7 million, or 10.8%. We have focused on obtaining deposit products by offering attractive pricing and promotions and by deepening our existing customer relationships.

The following table sets forth the deposit balances as of the periods indicated:

	At December 31,
	2022		2021		2020
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)

Non-interest-bearing demand	$1,806,152	22.6%	$1,712,061	22.6%	$1,354,605	20.0%
Interest-bearing demand	2,592,884	32.4	2,599,987	34.3	2,189,164	32.3
Money market accounts	718,524	9.0	657,156	8.7	588,180	8.7
Savings and club deposits	913,738	11.4	822,833	10.9	688,309	10.2
Certificates of deposit	1,969,861	24.6	1,778,179	23.5	1,958,366	28.8
Total deposits	$8,001,159	100.0%	$7,570,216	100.0%	$6,778,624	100.0%

We are required to pledge securities to secure municipal deposits. At December 31, 2022 and 2021, we had pledged securities totaling $781.7 million and $613.4 million, respectively, to secure these deposits.

The following table sets forth the deposit activity for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Beginning balance	$7,570,216	$6,778,624	$5,645,842
Increase before interest credited	403,065	762,483	1,077,536
Interest credited	27,878	29,109	55,246
Net increase in deposits	430,943	791,592	1,132,782
Ending balance	$8,001,159	$7,570,216	$6,778,624

At December 31, 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $417.1 million. The maturities are as follows:

Balance
(In thousands)
Maturity Period:
Three months or less	$94,797
Over three through six months	27,257
Over six through twelve months	141,382
Over twelve months	153,656
Total	$417,092

The following table sets forth all of our certificates of deposit classified by interest rate as of the dates indicated:

	At December 31,
	2022	2021	2020
	(In thousands)

Less than 0.50%	$594,280	$1,014,820	$477,849
0.50% to 0.99%	402,691	466,787	358,562
1.00% to 1.49%	129,892	53,799	181,037
1.50% to 1.99%	136,444	69,706	307,957
2.00% to 2.49%	205,575	40,719	226,922
2.50% to 2.99%	113,226	124,223	384,284
3.00% and greater	387,753	8,125	21,755
Total	$1,969,861	$1,778,179	$1,958,366

The following table sets forth the amount and maturities of our certificates of deposit by interest rate at December 31, 2022:

	Period to Maturity
	One Year or Less	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Percentage of Certificate Accounts
	(Dollars in thousands)

Less than 0.50%	$524,192	$64,256	$5,642	$169	$21	$594,280	30.2%
0.50% to 0.99%	189,525	131,607	32,741	38,089	10,729	402,691	20.4
1.00% to 1.49%	18,986	59,762	37,464	2,490	11,190	129,892	6.6
1.50% to 1.99%	57,391	63,759	9,574	1,468	4,252	136,444	6.9
2.00% to 2.49%	159,895	40,629	2,536	1,403	1,112	205,575	10.4
2.50% to 2.99%	22,644	87,690	392	2,500	—	113,226	5.7
3.00% and greater	217,193	163,262	3,771	2,862	665	387,753	19.7
Total	$1,189,826	$610,965	$92,120	$48,981	$27,969	$1,969,861	100.0%

The following tables set forth the average balances and weighted average rates of our deposit products at the dates indicated:

	For the Years Ended December 31,
	2022			2021
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,742,607	22.11%	—%	$1,522,322	21.32%	—%
Interest-bearing demand	2,685,675	34.07	0.42	2,395,493	33.56	0.34
Money market accounts	695,849	8.83	0.37	632,011	8.85	0.30
Savings and club deposits	922,916	11.71	0.05	752,983	10.55	0.10
Certificates of deposit	1,834,876	23.28	0.74	1,835,866	25.72	1.00
Total	$7,881,923	100.00%	0.35%	$7,138,675	100.00%	0.41%

	For the Year Ended December 31,
	2020
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,215,352	19.04%	—%
Interest-bearing demand	1,945,075	30.47	0.65
Money market accounts	510,189	7.99	0.57
Savings and club deposits	623,964	9.78	0.16
Certificates of deposit	2,088,488	32.72	1.85
Total	$6,383,068	100.00%	0.87%

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

The following table sets forth the outstanding borrowings and weighted averages at the dates or for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Maximum amount outstanding at any month-end during the year:
Lines of credit	$174,000	$36,000	$186,600
FHLB advances	1,090,159	729,261	1,139,580
Notes payable	36,368	29,841	—
Subordinated notes	—	—	16,675
Junior subordinated debentures	6,994	7,198	6,949

Average outstanding balance during the year:
Lines of credit	$75,197	$2,276	$29,859
FHLB advances	471,345	722,514	1,092,774
Notes payable	30,084	740	—
Subordinated notes	—	—	11,067
Junior subordinated debentures	7,600	7,448	8,481
Other borrowings	55	—	1,913

Weighted average interest rate during the year:
Lines of credit	2.58%	0.35%	1.42%
FHLB advances	2.44	1.06	1.62
Notes payable	3.97	3.38	—
Subordinated notes	—	—	4.05
Junior subordinated debentures	4.87	3.29	3.48
Other borrowings	3.64	—	0.21

Balance outstanding at end of the year:
Lines of credit	$—	$—	$—
FHLB advances	1,090,159	340,495	792,412
Notes payable	29,894	29,841	—
Junior subordinated debentures	6,994	6,973	6,952

Weighted average interest rate at end of year:
Lines of credit	—%	—%	—%
FHLB advances	4.37%	1.17%	1.18%
Notes payable	3.35	3.35	—
Junior subordinated debentures	7.69	3.07	3.20

Comparison of Financial Condition at December 31, 2021 and 2020

For a comparison of the Company’s financial condition at December 31, 2021 and 2020, please see the section captioned “Comparison of Financial Condition at December 31, 2021 and 2020” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations for the Year Ended December 31, 2022

    Financial Highlights

Net income was $86.2 million for the year ended December 31, 2022 as compared to $92.0 million for the year ended December 31, 2021, a decrease of $5.9 million, or 6.4%. The decrease was attributable to an increase in our provision for credit losses of $15.4 million, or 155.1%, a decrease in non-interest income of $8.4 million, or 21.7%, and an increase in non-interest expense of $19.1 million, or 12.3%, partially offset by an increase in net interest income of $33.6 million, or 14.4%, and a decrease in income tax expense of $3.4 million, or 10.0%. In 2022, the increase in net interest income was primarily attributable to a $39.5 million increase in interest income, partially offset by an increase of $5.9 million in interest expense. The increase in interest income for the year ended December 31, 2022 was primarily due to an increase in the average balances of interest-earning assets coupled with an increase in average yields due to the rise in interest rates in 2022. The increase in interest expense on deposits was driven by an increase in the average balance of deposits coupled with the repricing of existing deposits at higher rates, and the increase in interest expense on borrowings was due to the rise in interest rates. The Federal Reserve raised interest rates 25 basis points in March 2022, and again approved five additional rate increases between May 2022 and December 2022, ranging from 50 to 75 basis points. The rise in interest rates initially had a more immediate impact on interest income from loans, securities and other interest-earning assets than interest expense on deposits, as the repricing on deposit products lags in relation to increases in market interest rates.

The provision for credit losses of $5.5 million recorded for the year ended December 31, 2022, as compared to a reversal of $10.0 million of provision for credit losses recorded for the year ended December 31, 2021, was primarily attributable to an increase in the balance of loans and the consideration of current and projected economic conditions. Net charge-offs totaled $45,000 for the year ended December 31, 2022, as compared to $2.0 million for the year ended December 31, 2021

The decrease in non-interest income was primarily attributable to a decrease in income from the gain on the sale of loans of $10.6 million, a decrease in income from title insurance fees of $2.7 million, and a decrease in gain on securities transactions of $1.8 million, partially offset by an increase in demand deposit account fees of $1.5 million, an increase in bank-owned life insurance income of $1.4 million due to death benefit claims, an increase in the change in fair value of equity securities of $1.4 million, and an increase in other non-interest income of $1.4 million, primarily due to an insurance settlement. The gain on sale of loans for the year ended December 31, 2021 included a $7.7 million gain on the sale of commercial business loans granted as part of the Small Business Administration PPP.

The increase in non-interest expense was primarily attributable to an increase in compensation and employee benefits expense of $17.4 million, an increase in occupancy expense of $2.5 million, and an increase in merger-related expenses of $2.0 million, partially offset by a decrease in loss on the extinguishment of debt of $2.9 million. The increase in compensation and employee benefits expense was due to an increase in the number of employees as a result of recent mergers, along with normal annual increase in salaries and bonuses and related personnel benefit costs. There was an increase of 90 full time equivalent employees from December 31, 2021 compared to December 31, 2022. The increase in occupancy expense primarily related to additional costs incurred with respect to locations acquired in connection with recent mergers. The merger-related expenses for the year ended December 31, 2022 was mainly related to the acquisition of RSI Bank, while merger expenses for the year ended December 31, 2021 were mainly related to the completed acquisition of Freehold Bank. During the year ended December 31, 2021, the Company utilized excess liquidity to prepay borrowings and also terminated related derivative contracts, which resulted in a $2.9 million loss on early extinguishment of debt.

The overall decrease in our pre-tax income was mostly attributable to an increase in the provision for credit losses, decrease in non-interest income and increase in non-interest expense, partially offset by an increase in net interest income and a decrease in income tax expense. Income tax expense was $30.7 million for the year ended December 31, 2022, a decrease of $3.4 million, or 10.0%, as compared to $34.1 million for the year ended December 31, 2021, mainly due to a decrease in pre-tax income, and to a lesser extent, a decrease in the Company's effective tax rate. The Company's effective tax rate was 26.3% and 27.1% for the years ended December 31, 2022 and 2021, respectively.

Summary Income Statements

    The following table sets forth the income summary for the periods indicated:

	Years Ended December 31,
			Change 2022/2021
	2022	2021	$	%
	(Dollars in thousands)
Net interest income	$266,777	$233,134	$33,643	14.4%
Provision for (reversal of) credit losses	5,485	(9,953)	15,438	(155.1)
Non-interest income	30,400	38,831	(8,431)	(21.7)
Non-interest expense	174,816	155,737	19,079	12.3
Income tax expense	30,703	34,132	(3,429)	(10.0)
Net income	$86,173	$92,049	$(5,876)	(6.4)%

Return on average assets	0.88%	1.01%
Return on average equity	8.09%	8.98%

Net Interest Income

    For the year ended December 31, 2022, net interest income increased $33.6 million, or 14.4%, to $266.8 million from $233.1 million for the year ended December 31, 2021. For the year ended December 31, 2022, total interest income increased $39.5 million, or 14.6%, to $309.7 million, from $270.2 million for the year ended December 31, 2021. The increase in interest income was primarily attributable to an increase in the average balances of loans coupled with increases in yields on all interest-earning assets, due to rising rates, partially offset by a decrease in the average balances of securities and other interest-earning assets. The yield on the loan portfolio for the year ended December 31, 2022 was 7 basis points higher than the yield for the year ended December 31, 2021, while the yield on the securities portfolio was 28 basis points higher for the 2022 period. The average yield on other interest-earning assets for the year ended December 31, 2022 increased 217 basis points compared to the year ended December 31, 2021. Increases in average yields on these portfolios for the year ended December 31, 2022 were influenced by the rise in interest rates in 2022.

The average cost of our interest-bearing liabilities increased to 0.64% for the year ended December 31, 2022, from 0.58% for the year ended December 31, 2021, primarily as a result of an increase in the average balance of interest-bearing deposits coupled with an increase in the average cost of borrowings. For the year ended December 31, 2022, the average cost of interest-bearing deposits decreased 7 basis points. The repricing of interest-bearing deposits lags in relation to other interest-bearing liabilities in a rising rate environment. For the year ended December 31, 2022, total interest expense increased $5.9 million, or 15.9%, to $42.9 million from $37.0 million for the year ended December 31, 2021. During 2022, the average cost of borrowings increased 149 basis points, partially offset by a decrease in the average balance of borrowings. The higher interest rate environment coupled with the higher cost of repricing deposits caused the overall increase in interest expense.
    A provision for credit losses of $5.5 million was recorded for the year ended December 31, 2022 compared to a reversal of provision for credit losses of $10.0 million for the year ended December 31, 2021. The increase in provision for credit losses during the year was primarily attributable to an increase in the balances of loans and the consideration of current and projected economic conditions. Net charge-offs totaled $45,000 for the year ended December 31, 2022, as compared to $2.0 million for the year ended December 31, 2021. We charge-off any collateral or cash flow deficiency on all classified loans once they are 90 days delinquent or earlier where management determines that the collection of loan principal and interest is unlikely. The provision for credit losses was determined by management to be an amount necessary to maintain a balance of allowance for credit losses at a level that uses relevant and reliable information from internal and external sources, related past events, current conditions, and a reasonable and supportable forecast. Changes in the provision were based on management’s analysis of various factors within the qualitative and quantitative components of the allowance for credit losses calculation. At December 31, 2022, the allowance for credit losses totaled $52.8 million, or 0.69% of total gross loans outstanding, compared to $62.7 million, or 0.99% of total gross loans outstanding, as of December 31, 2021. An analysis of the changes in the allowance for credit losses is presented under “Risk Management-Analysis and Determination of the Allowance for Credit Losses” below.

    Non-Interest Income

    The following table sets forth a summary of non-interest income for the periods indicated:

	Years Ended December 31,
	2022	2021
	(In thousands)
Demand deposit account fees	$5,293	$3,803
Bank-owned life insurance	7,393	5,994
Title insurance fees	3,423	6,088
Loan fees and service charges	3,924	2,983
Gain on securities transactions	210	2,025
Change in fair value of equity securities	(401)	(1,792)
Gain on sale of loans	178	10,790
Other non-interest income	10,380	8,940
Total	$30,400	$38,831

    For the year ended December 31, 2022, non-interest income decreased $8.4 million, or 21.7%, to $30.4 million from $38.8 million for the year ended December 31, 2021. In 2022, the decrease was primarily attributable to a decrease in income from the gain on the sale of loans of $10.6 million, a decrease in income from title insurance fees of $2.7 million, and a decrease in gain on securities transactions of $1.8 million, partially offset by an increase in demand deposit account fees of $1.5 million, an increase in bank-owned life insurance income of $1.4 million due to death benefit claims, an increase in the change in fair value of equity securities of $1.4 million, and an increase in other non-interest income of $1.4 million, primarily due to an insurance settlement. The gain on sale of loans for the year ended December 31, 2021 included a $7.7 million gain on the sale of commercial business loans granted as part of the Small Business Administration PPP.

    Non-Interest Expense

    The following table sets forth an analysis of non-interest expense for the periods indicated:

	Years Ended December 31,
	2022	2021
	(In thousands)
Compensation and employee benefits	$116,926	$99,534
Occupancy	22,589	20,071
Federal deposit insurance premiums	2,591	2,374
Advertising	2,865	2,358
Professional fees	8,158	7,363
Data processing and software expenses	13,362	11,497
Merger-related expenses	2,810	822
Loss on extinguishment of debt	—	2,851
Other non-interest expense	5,515	8,867
Total	$174,816	$155,737
    For the year ended December 31, 2022, non-interest expense increased $19.1 million, or 12.3%, to $174.8 million from $155.7 million for the year ended December 31, 2021. The increase was primarily attributable to an increase in compensation and employee benefits expense of $17.4 million, an increase in occupancy expense of $2.5 million, and an increase in merger-related expenses of $2.0 million, partially offset by a decrease in loss on the extinguishment of debt of $2.9 million. The increase in compensation and employee benefits expense was due to an increase in the number of employees as a result of recent mergers, along with normal annual increase in salaries and bonuses and related personnel benefit costs. There was an increase of 90 full time equivalent employees from December 31, 2021 compared to December 31, 2022. The increase in occupancy expense primarily related to additional costs incurred with respect to locations acquired in connection with recent mergers. The increase in merger-related expenses was mainly related to the acquisition of RSI Bank. During the year ended December 31, 2021, the Company utilized excess liquidity to prepay borrowings and also terminated related derivative contracts, which resulted in a $2.9 million loss on early extinguishment of debt.
    Income Tax Expense

    We recorded income tax expense of $30.7 million for the year ended December 31, 2022, reflecting an effective tax rate of 26.3%, compared to income tax expense of $34.1 million for 2021, reflecting an effective tax rate of 27.1%.

As of December 31, 2022, we had a net deferred tax asset totaling $36.9 million. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We have provided a valuation allowance of $2.0 million as of December 31, 2022 on the deferred tax assets related to the Bank’s state net operating losses.
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

Summary Income Statements

    The following table sets forth the income summary for the periods indicated:

	Years Ended December 31,
			Change 2021/2020
	2021	2020	$	%
	(Dollars in thousands)
Net interest income	$233,134	$221,573	$11,561	5.2%
(Reversal of) provision for loan losses	(9,953)	18,447	(28,400)	(154.0)
Non-interest income	38,831	31,270	7,561	24.2
Non-interest expense	155,737	158,139	(2,402)	(1.5)
Income tax expense	34,132	18,654	15,478	83.0
Net income	$92,049	$57,603	$34,446	59.8%

Return on average assets	1.01%	0.77%
Return on average equity	8.98%	5.50%

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

A reversal of provision for loan losses of $10.0 million was recorded for the year ended December 31, 2021 compared to a provision expense of $18.4 million for the year ended December 31, 2020. The decrease in provision for loan losses was primarily attributable to a decrease in loan loss rates, a decrease in the balances of delinquent and non-accrual loans, and the consideration of the improving economic environment. Net charge-offs totaled $2.0 million for the year ended December 31, 2021, as compared to $5.5 million for the year ended December 31, 2020. We charge-off any collateral or cash flow deficiency on all classified loans once they are 90 days delinquent or earlier if management believes the collectability of the loan is unlikely. The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment. Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions. At December 31, 2021, the allowance for loan losses totaled $62.7 million, or 0.99% of total gross loans outstanding, compared to $74.7 million, or 1.21% of total gross loans outstanding, as of December 31, 2020. An analysis of the changes in the allowance for loan losses is presented under “Risk Management-Analysis and Determination of the Allowance for Credit Losses” below.

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

For the year ended December 31, 2021, non-interest expense decreased $2.4 million, or 1.5%, to $155.7 million from $158.1 million for the year ended December 31, 2020. The decrease in non-interest expense was primarily attributable to a decrease in merger-related expenses of $1.1 million, and a decrease in other non-interest expense of $5.7 million, partially offset by an increase in professional fees of $1.6 million, an increase in data processing and software expenses of $1.2 million, and an increase in the loss on the extinguishment of debt of $1.7 million. Merger-related expenses recorded for the year ended December 31, 2020 related to the completed acquisitions of Stewardship Financial Corporation and Roselle Bank, while 2021 merger-related expenses primarily related to the acquisition of Freehold Bank, which will be fully integrated into the Company within two years. The decrease in other non-

interest expense was primarily attributable to a $6.0 million decrease in pension plan expense. Professional fees included an increase in consulting expenses related to information technology, and the increase in data processing and software expenses was attributable to the purchase and implementation of several digital banking and other Fintech solutions, as well as the amortization of software costs related to a digital small business lending solution. As noted above, during the year ended December 31, 2021, the Company utilized excess liquidity to prepay $495.5 million in borrowings and also terminated related derivative contracts, which resulted in a $2.9 million loss on the early extinguishment of debt.

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

Results of Operations for the Fiscal Year Ended December 31, 2020

For a comparison of the Company’s results of operations for the year ended December 31, 2020, please see the section captioned “Results of Operations for the Fiscal Year Ended December 31, 2020” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income and dividends from average interest-earning assets, and interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average daily balances of assets or liabilities, respectively, for the periods presented. Loan (fees) costs, including prepayment fees, are included in interest income on loans and are not material. Non-accrual loans and PCD loans are included in the average balances and are not material. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Years Ended December 31,
	2022			2021
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
	(Dollars in thousands)
Interest earning assets:
Loans (1)	$6,939,419	$263,559	3.80%	$6,139,290	$228,841	3.73%
Securities (2)	1,943,459	43,915	2.26%	1,965,901	38,843	1.98%
Other interest-earning assets	76,500	2,196	2.87%	350,162	2,466	0.70%
Total interest-earning assets	8,959,378	$309,670	3.46%	8,455,353	$270,150	3.20%
Non-interest-earning assets	782,444			647,650
Total assets	$9,741,822			$9,103,003

Interest-bearing liabilities:
Interest-bearing demand	$2,685,675	$11,307	0.42%	$2,395,493	$8,177	0.34%
Money market accounts	695,849	2,593	0.37%	632,011	1,900	0.30%
Savings and club deposits	922,916	466	0.05%	752,983	731	0.10%
Certificates of deposit	1,834,876	13,512	0.74%	1,835,866	18,301	1.00%
Total interest-bearing deposits	6,139,316	27,878	0.45%	5,616,353	29,109	0.52%
FHLB advances	546,542	13,449	2.46%	724,790	7,637	1.05%
Notes payable	30,084	1,194	3.97%	740	25	3.38%
Junior subordinated debentures	7,600	370	4.87%	7,448	245	3.29%
Other borrowings	55	2	3.64%	—	—	—%
Total borrowings	584,281	15,015	2.57%	732,978	7,907	1.08%
Total interest-bearing liabilities	6,723,597	$42,893	0.64%	6,349,331	$37,016	0.58%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,742,607			1,522,322
Other non-interest-bearing liabilities	210,280			206,436
Total liabilities	8,676,484			8,078,089
Total stockholders' equity	1,065,338			1,024,914
Total liabilities and stockholders' equity	$9,741,822			$9,103,003

Net interest income		$266,777			$233,134
Interest rate spread (3)			2.82%			2.62%
Net interest-earning assets (4)	$2,235,781			$2,106,022
Net interest margin (5)			2.98%			2.76%
Ratio of interest-earning assets to interest-bearing liabilities	133.25%			133.17%

(1) Includes loans held-for-sale, non-accrual and PCD loan balances.
(2) Includes debt securities available for sale, debt securities held to maturity and equity securities.
(3) Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	Year Ended December 31,
	2020
	Average Balance	Interest	Yield / Cost
	(Dollars in thousands)
Interest earning assets:
Loans (1)	$6,413,559	$255,236	3.98%
Securities (2)	1,465,093	36,401	2.48%
Other interest-earning assets	255,369	4,074	1.60%
Total interest-earning assets	8,134,021	$295,711	3.64%
Non-interest-earning assets	610,952
Total assets	$8,744,973

Interest-bearing liabilities:
Interest-bearing demand	$1,945,075	$12,666	0.65%
Money market accounts	510,189	2,890	0.57%
Savings and club deposits	623,964	1,023	0.16%
Certificates of deposit	2,088,488	38,667	1.85%
Total interest-bearing deposits	5,167,716	55,246	1.07%
FHLB advances	1,122,633	18,145	1.62%
Subordinated notes	11,067	448	4.05%
Junior subordinated debentures	8,481	295	3.48%
Other borrowings	1,913	4	0.21%
Total borrowings	1,144,094	18,892	1.65%
Total interest-bearing liabilities	6,311,810	$74,138	1.17%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,215,352
Other non-interest bearing liabilities	201,714
Total liabilities	7,728,876
Total stockholders' equity	1,016,097
Total liabilities and stockholders' equity	$8,744,973

Net interest income		$221,573
Interest rate spread (3)			2.47%
Net interest-earning assets (4)	$1,822,211
Net interest margin (5)			2.72%
Ratio of interest-earning assets to interest-bearing liabilities	128.87%

(1) Includes loans held-for-sale, non-accrual and PCD loan balances.
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

	Year Ended 12/31/2022 Compared to Year Ended 12/31/2021			Year Ended 12/31/2021 Compared to Year Ended 12/31/2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$29,825	$4,893	$34,718	$(10,915)	$(15,480)	$(26,395)
Securities	(443)	5,515	5,072	12,443	(10,001)	2,442
Other interest-earning assets	(1,927)	1,657	(270)	1,512	(3,120)	(1,608)
Total interest-earning assets	$27,455	$12,065	$39,520	$3,040	$(28,601)	$(25,561)
Interest expense:
Interest-bearing demand	$991	$2,139	$3,130	$2,933	$(7,422)	$(4,489)
Money market accounts	192	501	693	690	(1,680)	(990)
Savings and club deposits	165	(430)	(265)	212	(504)	(292)
Certificates of deposit	(10)	(4,779)	(4,789)	(4,677)	(15,689)	(20,366)
Total interest-bearing deposits	1,338	(2,569)	(1,231)	(842)	(25,295)	(26,137)
FHLB advances	(1,878)	7,690	5,812	(6,430)	(4,078)	(10,508)
Notes payable	991	178	1,169	—	25	25
Subordinated notes	—	—	—	(448)	—	(448)
Junior subordinated debentures	5	120	125	(36)	(14)	(50)
Other borrowings	—	2	2	(4)	—	(4)
Total interest-bearing liabilities	$456	$5,421	$5,877	$(7,760)	$(29,362)	$(37,122)
Net change in net interest income	$26,999	$6,644	$33,643	$10,800	$761	$11,561

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
We maintain a Risk Management Division comprised of our Risk Management, Compliance, Credit Risk Review, Collateral Risk, and Security Departments. Our Risk Management Division is led by our Executive Vice President and Chief Risk Officer, who reports quarterly to Columbia Bank’s Risk Committee, which is comprised of the full board of directors. The current structure of our Risk Management Division is designed to monitor and address, among other things, financial, credit, collateral, consumer compliance, operational, Bank Secrecy Act, fraud, cyber security, vendor and insurable risks. The Risk Management Division utilizes a number of enterprise risk assessment tools, including stress testing, credit concentration reviews, peer analyses, industry considerations and individual risk assessments, to identify and report potential risks that we face in connection with our business operations.
Credit Risk Management. The objective of our credit risk management strategy is to quantify and manage credit risk and to limit the risk of loss resulting from an individual customer default. Our credit risk management strategy focuses on conservatism, diversification within the loan portfolio and monitoring. Our lending practices include conservative exposure limits and underwriting, documentation and collection standards. Our credit risk management strategy also emphasizes diversification on an industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and loans experiencing deterioration in credit quality. Our credit risk review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk ratings and the charge-off, non-accrual and impact on the reserve analysis process. Our credit review process and overall assessment of credit defaults and charge-offs on our allowance for credit losses is analyzed quarterly or as necessary. We use these assessments to identify potential problem loans within the portfolio, maintain an adequate reserve and take any necessary charge-offs when deemed appropriate.
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

We had no TDR's on non-accrual status at December 31, 2022, and 2021, as compared to two TDRs totaling $726,000 on non-accrual status at December 31, 2020. We had 50 TDRs totaling $21.0 million, and 52 TDRs totaling $22.4 million that were on accrual status and in compliance with their modified terms as of December 31, 2022 and 2021, respectively.
    The following table sets forth information with respect to our non-performing assets at the dates indicated, excluding PCD loans. We did not have any accruing loans past due 90 days or more at any of the dates indicated.

	At December 31,
	2022	2021	2020
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$2,730	$1,416	$2,637
Commercial real estate	2,892	1,561	1,873
Total real estate loans	5,622	2,977	4,510
Commercial business loans	801	761	2,968
Consumer loans:
Home equity loans and advances	286	201	678
Other consumer loans	12	—	—
Total consumer loans	298	201	678
Total non-accrual loans (1)	6,721	3,939	8,156

Total non-performing loans	6,721	3,939	8,156
Real estate owned	—	—	—
Total non-performing assets	$6,721	$3,939	$8,156

Total non-performing loans to total loans	0.09%	0.06%	0.13%
Total non-performing assets total assets	0.06%	0.04%	0.09%

(1) Includes $23,000, $383,000 and $91,000, of TDRs on non-accrual status as of December 31, 2022, 2021, 2020, respectively.

Non-performing assets increased $2.8 million to $6.7 million, or 0.06% of total assets, at December 31, 2022 from $3.9 million, or 0.04% of total assets, at December 31, 2021. The $2.8 million increase in non-performing loans was primarily attributable to increases of $1.3 million in non-performing one-to-four family real estate loans, $1.3 million in non-performing commercial real estate loans, $40,000 in non-performing commercial business loans, and $85,000 in non-performing home equity loans and advances. The increase in non-performing one-to-four family real estate loans was due to an increase in the number of loans from seven non-performing loans at December 31, 2021 to 12 loans at December 31, 2022. The increase in non-performing commercial real estate loans was due to an increase in the number of loans from one non-performing loan at December 31, 2021 to two non-performing loans at December 31, 2022 The decrease in non-performing commercial business loans was due to charge-offs totaling $2.0 million. The increase in non-performing home equity loans and advances was due to an increase in the number of loans from four non-performing loans at December 31, 2021 to six non-performing loans at December 31, 2022. We charge-off the collateral or cash flow deficiency on all loans meeting our definition of an impaired loan, which we define as a loan for which it is probable, based on current information, that we will not collect all amounts due under the contractual terms of the loan agreement. We consider the population of loans in our impairment analysis to include all multifamily and commercial real estate, construction, and commercial business loans with outstanding balances greater than $500,000 and not accruing interest, loans modified in a troubled debt restructuring, and other loans if there is specific information of a collateral shortfall. We continue to rigorously review our loan portfolio to ensure that the collateral values remain sufficient to support the outstanding balances.

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

A loan is considered delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. At December 31, 2022, there were no loans past due 90 days or more still accruing interest. In accordance with the CARES Act, these loans are not included in the aging of loans receivable by portfolio segment in the table below, and the Bank continues to accrue interest income during the forbearance or deferral period. If adverse information indicating that the borrower's capability of repaying all amounts due is unlikely, the interest accrual will cease. The following tables summarize the aging of loans receivable by portfolio segment at the dates indicated:

	At December 31,
	2022			2021			2020
	30-59 Days	60-89 Days	90 Days or More	30-59 Days	60-89 Days	90 Days or More	30-59 Days	60-89 Days	90 Days or More
	(In thousands)
Real estate loans:
One-to-four family	$4,063	$1,149	$1,808	$3,131	$1,976	$373	$3,068	$912	$1,901
Commercial real estate	—	853	2,892	2,189	—	1,561	15,645	—	1,238
Construction	5,218	—	—	—	—	—	550	—	—
Commercial business loans	220	—	474	412	—	203	2,343	1,056	2,453
Consumer loans:
Home equity loans and advances	465	33	286	108	53	81	1,156	696	394
Other consumer loans	3	1	12	—	4	—	4	—	—
Total	$9,969	$2,036	$5,472	$5,840	$2,033	$2,218	$22,766	$2,664	$5,986

The following tables present criticized and classified assets by credit quality risk indicator at the dates indicated:

	At December 31,
	2022	2021	2020
	(In thousands)
Classified loans:
Substandard	$27,656	$42,379	$30,786
Doubtful	—	—	—
Total classified loans	27,656	42,379	30,786
Special mention	57,327	61,070	47,514
Total criticized loans	$84,983	$103,449	$78,300

    All impaired loans classified as substandard and doubtful are written down to the fair value of their underlying collateral if the loan is collateral dependent.

    Analysis and Determination of the Allowance for Credit Losses

    The allowance for credit losses is a valuation account that reflects management's evaluation of probable losses in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The ACL is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. The ACL consists of two elements: (1) identification of loans that must be individually analyzed for impairment and (2) establishment of an ACL for loans collectively analyzed.

    Individually Analyzed Loans. Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any relationships have deteriorated, considering factors such as historical loss experience, trends in delinquency and non-performing loans, changes in risk composition and underwriting standards, and regional and national economic conditions and trends.

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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance for credit losses. We perform these assessments on an ongoing basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral or the net present value of expected future cash flows. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 180 days, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.
    Collectively Analyzed Loans. Additionally, we reserve for certain inherent, but undetected, losses that are probable within the loan portfolio. This is due to several factors, such as, but not limited to, inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions and the interpretation of economic trends. While this analysis is conducted at least quarterly, we have the ability to revise the allowance factors whenever necessary to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.
A comprehensive analysis of the allowance for credit losses on loans is performed on a quarterly basis. The entire allowance for credit losses on loans is available to absorb losses in the loan portfolio irrespective of the amount of each separate element of the ACL. Our principal focus, therefore, is on the adequacy of the total allowance for credit losses.
Although we believe we have established and maintained the ACL on loans at appropriate levels, changes in reserves may be necessary if actual economic and other conditions differ substantially from the forecast used in estimating the ACL. See note 2 to our consolidated financial statements for a detailed discussion of our accounting policies and methodologies for establishing the ACL.

The allowance for credit losses is subject to review by our banking regulators. On an annual basis our primary bank regulator conducts an examination of the allowance for credit losses and makes an assessment regarding its adequacy and the methodology employed in its determination.

	At December 31,
	2022			2021			2020
	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category
	(Dollars in thousands)
Real estate loans:
One-to-four family	$11,802	22.3%	0.4%	$8,798	14.1%	0.4%	$13,586	18.2%	0.7%
Multifamily	7,877	14.9	0.6	7,741	12.3	0.7	8,799	11.8	1.1
Commercial real estate	18,111	34.3	0.7	16,114	25.7	0.7	21,882	29.3	1.1
Construction	6,425	12.2	1.9	8,943	14.3	3.0	11,271	15.1	3.4
Commercial business	6,897	13.1	1.4	20,214	32.2	4.5	17,384	23.3	2.3
Consumer loans:
Home equity loans and advances	1,681	3.2	0.6	873	1.4	0.3	1,748	2.3	0.5
Other consumer loans	10	—	0.3	6	—	0.4	6	—	0.4
Total allowance for credit losses	$52,803	100.0%	0.7%	$62,689	100.0%	1.0%	$74,676	100.0%	1.2%

    Total Loans. During the year ended December 31, 2022, the balance of the allowance for credit losses decreased by $9.9 million to $52.8 million, or 0.69% of total gross loans at December 31, 2022, from $62.7 million, or 0.99% of total gross loans at December 31, 2021. The decrease in the total loan coverage ratio for the year ended December 31, 2022 was primarily attributable to a $16.8 million decrease in the allowance for credit losses for loans recorded on January 1, 2022 upon adoption of the CECL standard, partially offset by an increase in reserves during 2022 due to an increase in the outstanding balance of loans and the consideration of current and projected economic conditions. The allowance for credit losses by segment for 2022 was calculated under the CECL methodology, while the 2021 balances were not restated under the new methodology.

    One-to-Four Family Loan Portfolio. The portion of the allowance for credit losses related to the one-to-four family real estate loan portfolio totaled $11.8 million, or 0.4%, of one-to-four family loans at December 31, 2022, as compared to $8.8 million, or 0.4%, of one-to-four family real estate loans at December 31, 2021. Our one-to-four family non-accrual loans increased $1.3 million, or 92.8%, to $2.7 million at December 31, 2022 from $1.4 million at December 31, 2021, and net charge-offs were $44,000 for the year ended December 31, 2022 compared to $751,000 for the year ended December 31, 2021. We believe the one-to-four family real estate loan reserve ratio was appropriate given the continued low levels of charge-off levels.

Multifamily Loan Portfolio. The portion of the allowance for credit losses related to the multifamily real estate loan portfolio totaled $7.9 million, or 0.6%, of multifamily loans at December 31, 2022, as compared to $7.7 million, or 0.7%, of multifamily loans at December 31, 2021. There were no multifamily non-accrual loans at December 31, 2022 and December 31, 2021, respectively. Net charge-offs were $0 for the year ended December 31, 2022 as compared to net charge-offs of $80,000 for the year ended December 31, 2021. We believe the multifamily loan reserve ratio was appropriate given the low levels of charge-offs.
Commercial Real Estate Loan Portfolio. The portion of the allowance for credit losses related to the commercial real estate loan portfolio totaled $18.1 million, or 0.7%, of commercial real estate loans at December 31, 2022, as compared to $16.1 million, or 0.7%, of commercial real estate loans at December 31, 2021. Commercial real estate non-accrual loans increased to $2.9 million at December 31, 2022, from $1.6 million at December 31, 2021. There were no charge-offs or recoveries for the year ended December 31, 2022, as compared to net recoveries of $608,000 for the year ended December 31, 2021. We believe the commercial real estate loan reserve ratio was appropriate given the continued low balance of non-accrual loans along with low levels of charge-offs.
Construction Loan Portfolio.  The portion of the allowance for credit losses related to the construction loan portfolio totaled $6.4 million, or 1.9%, of construction loans at December 31, 2022, as compared to $8.9 million, or 3.0%, of construction loans at December 31, 2021. At both December 31, 2022 and 2021, we had no criticized, classified or non-accrual construction loans. We recorded no recoveries and $2,000 in recoveries for the years ended December 31, 2022 and 2021, respectively. We believe the construction loan reserve ratio was appropriate as there were no non-accrual loans or charge-offs, considering the inherent credit risk associated with this portfolio.
Commercial Business Loan Portfolio. The portion of the allowance for credit losses related to the commercial business loan portfolio totaled $6.9 million, or 1.4%, of commercial business loans at December 31, 2022, as compared to $20.2 million, or 4.5%, of commercial business loans at December 31, 2021. Commercial business non-accrual loans increased to $801,000 at December 31, 2022, from $761,000 at December 31, 2021. Net recoveries were $18,000 for the year ended December 31, 2022 compared to net charge-offs of $1.6 million for the year ended December 31, 2021. We continue to charge-off any collateral deficiency for non-performing loans once a loan is 90 days past due. We believe the commercial business loan reserve ratio was appropriate given the inherent credit risk of commercial business loans.
Home Equity Loans and Advances. The portion of the allowance for credit losses related to the home equity loan portfolio totaled $1.7 million, or 0.6%, of home equity loans at December 31, 2022, as compared to $873,000, or 0.3%, of home equity loans at December 31, 2021. Home equity non-accrual loans increased to $286,000 at December 31, 2022, from $201,000 at December 31, 2021. Net recoveries were $12,000 for the year ending December 31, 2022, compared to net charge-offs of $252,000 for the year ending December 31, 2021. We believe the home equity loan reserve was appropriate based upon the insignificant amount of delinquencies, non-accrual loans and charge-offs.

The following table sets forth an analysis of the activity in the allowance for credit losses for the periods indicated:

	At or For the Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Allowance at beginning of period	$62,689	$74,676	$61,709

Effect of the adopting ASU No. 2016-13 ("CECL")	(16,443)	—	—

Initial allowance related to PCD loans	633	—	—

Provision for credit losses	5,969	(9,953)	18,447
Charge-offs:
Real estate loans:
One-to-four family	(382)	(773)	(1,931)
Multifamily	—	(296)	—
Commercial real estate	—	(407)	(28)
Total real estate loans	(382)	(1,476)	(1,959)

Commercial business loans	(190)	(1,773)	(4,120)

Consumer loans:
Home equity loans and advances	(33)	(308)	(220)
Other consumer loans	(33)	(7)	(4)
Total consumer loans	(66)	(315)	(224)
Total charge-offs	(638)	(3,564)	(6,303)
Recoveries:
Real estate loans:
One-to-four family	338	22	438
Multifamily	—	216
Commercial real estate	—	1,015	16
Construction	—	2	1
Total real estate loans	338	1,255	455

Commercial business loans	208	219	308

Consumer loans:
Home equity loans and advances	45	56	60
Other consumer loans	2	—	—
Total consumer loans	47	56	60
Total recoveries	593	1,530	823
Net charge-offs	(45)	(2,034)	(5,480)
Allowance at end of period:	$52,803	$62,689	$74,676

Total loans outstanding	$7,624,534	$6,328,931	$6,162,547
Average gross loans outstanding	$6,939,419	$6,139,290	$6,413,559
ACL to total non-performing loans	785.64%	1,591.50%	915.60%
ACL to total gross loans at end of period	0.69%	0.99%	1.21%
Net charge-offs to average outstanding loans	—%	0.03%	0.09%

The following table sets forth the ratio of net charge-offs (recoveries) to average loans outstanding by segment for the periods indicated:

	For the Years Ended December 31,
	2022	2021	2020

Real estate loans:
One-to-four family	—%	0.04%	0.07%
Commercial real estate	—	(0.02)	—
Commercial business loans	—	0.25	0.50
Consumer loans:
Home equity loans and advances	—	0.09	0.04
Other consumer	1.45	0.39	0.25
Total loans	—%	0.03%	0.09%

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
Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at December 31, 2022 indicate a level of risk within the parameters of our model. Our management believes that the December 31, 2022 results indicate a profile that reflects an acceptable level of interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.
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

    The table below sets forth, as of December 31, 2022, the net portfolio value, the estimated changes in the net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and Freehold Bank and its subsidiaries only and does not include any assets of the Company.

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
	(Dollars in thousands)
+400	$256,542	$(9,074)	(3.42)%	$948,435	11.15%	(37.94)
+300	259,643	(5,973)	(2.25)	1,100,827	12.53	(27.97)
+200	261,979	(3,637)	(1.37)	1,246,120	13.75	(18.46)
+100	264,012	(1,604)	(0.60)	1,389,994	14.85	(9.04)
Base	265,616	—	—	1,528,189	15.82	—
-100	264,785	(831)	(0.31)	1,642,440	16.45	7.48
-200	253,926	(11,690)	(4.40)	1,677,491	16.28	9.77
-300	241,001	(24,615)	(9.27)	1,669,432	16.21	9.24

    As of December 31, 2022, based on the scenarios above, net interest income would decrease by approximately 1.37% if rates were to rise 200 basis points, and would decrease by 4.40% if rates were to decrease 200 basis points over a one-year time horizon.

Another measure of interest rate sensitivity is to model changes in the net portfolio value through the use of immediate and sustained interest rate shocks. As of December 31, 2022, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 18.46%. If rates were to decrease 200 basis points, the model forecasts a 9.77% increase in the NPV.
Overall, our December 31, 2022 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.
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
We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth or financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds and dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and through the FHLB system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our securities portfolio. As of December 31, 2022, the potential liquidity from these sources is an amount we believe currently exceeds any contingent liquidity need.
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
Sources of Funds. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, investing and financing activities during any given period. At December 31, 2022, total cash and cash equivalents totaled $179.2 million. Debt securities classified as available for sale, and equity securities, which provide additional sources of liquidity, totaled $1.3 billion, and $3.4 million, respectively, at December 31, 2022. At December 31, 2022, we had $1.1 billion in Federal Home Loan Bank fixed rate advances. In addition, if Columbia Bank and Freehold Bank require funds beyond their ability to generate them internally, they can each borrow additional funds under an overnight advance program up to their maximum borrowing capacity based on their ability to collateralize such borrowings.
Our primary sources of funds include a large, stable deposit base. Core deposits (consisting of demand, money market and savings and club deposits), primarily generated from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $6.0 billion at December 31, 2022, representing an increase of $239.3 million, from $5.8 billion at December 31, 2021. The increase in core deposits was primarily driven by a $94.1 million increase in non-interest bearing demand accounts, a $61.4 million increase in money market accounts and a $90.9 million increase in savings and club deposits. In addition, we acquired approximately $502.7 million in deposits from RSI Bank. We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources include federal funds purchased from other banks, securities sold under agreements to repurchase, and FHLB advances. Aggregate wholesale funding totaled $1.1 billion at December 31, 2022, compared to $377.3 million as of December 31, 2021. In addition, at December 31, 2022, we had availability to borrow additional funds, subject to our ability to collateralize such borrowings from the FHLB of New York and the Federal Reserve Bank of New York, or utilize our $30.0 million unsecured revolving credit facility with a third party.
A significant use of our liquidity is the funding of loan originations. At December 31, 2022, the Company had $254.4 million in loan commitments outstanding, which primarily consisted of commitments to fund loans of $55.9 million, $50.2 million, $17.6 million, $24.8 million, $100.4 million, and $5.5 million, in one-to-four family real estate, multifamily real estate, commercial real estate, commercial business, construction, and home equity loans and advances, respectively. There was also $1.2 billion in unused commercial business, construction and consumer lines of credit, and $20.4 million in letters of credit. Since these commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Another significant use of liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2022 totaled $1.2 billion, or 60.4% of total certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. Management believes, however, based on past experience, that a significant portion of our certificates of deposit will be renewed. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits and borrowings than we currently pay on the certificates of deposit due on or before December 31, 2022. We have the ability to attract and retain deposits by adjusting the interest rates offered.
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

Columbia Financial is a separate legal entity from Columbia Bank and Freehold Bank and must provide for its own liquidity in addition to its operating expenses. Columbia Financial’s primary source of income is dividends received from Columbia Bank and

Freehold Bank. The amount of dividends the Banks may declare and pay to Columbia Financial is generally restricted under federal regulations to the retained earnings of each Bank. At December 31, 2022, on a stand-alone basis, Columbia Financial had liquid assets of $59.9 million.
Capital Management. We are subject to various regulatory capital requirements administered by our federal banking regulators, including a risk-based capital measure. The Federal Reserve establishes capital requirements, including well capitalized standards, for our consolidated financial holding company, and the OCC has similar requirements for our Company's subsidiary banks. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2022, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Item 1: Business - Regulation and Supervision - Federal Banking Regulations - Capital Requirements” and note 13 in the notes to the consolidated financial statements included in this report.
Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, see note 16 in the notes to the consolidated financial statements included in this report.
For the years ended December 31, 2022 and 2021, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
    Derivative Financial Instruments. Columbia Bank executes interest rate swaps with third parties in order to hedge the interest expense of short-term FHLB advances. Those interest rate swaps are simultaneous with entering into the short-term borrowings with the FHLB. These derivatives are designated as cash flow hedges and are not speculative. As these interest rate swaps meet the hedge accounting requirements, the effective portion of changes in the fair value are recognized in accumulated other comprehensive income. As of December 31, 2022, Columbia Bank had 20 interest rate swaps with notional amounts of $290.0 million hedging certain FHLB advances.

Columbia Bank presently offers interest rate swaps to commercial banking customers to manage their risk of exposure and risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that Columbia Bank executes with a third party, such that Columbia Bank would minimize its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service Columbia Bank offers to certain customers. As the interest rate swaps would not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third party swap contracts are recognized directly in earnings. At December 31, 2022, we had interest rate swaps in place with 54 commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $205.0 million.
Columbia Bank offers currency forward contracts to certain commercial banking customers to facilitate international trade. Those forward contracts are simultaneously hedged by offsetting forward contracts that Columbia Bank would execute with a third party, such that Columbia Bank would minimize its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service Columbia Bank offers to certain commercial customers. As the currency forward contract does not meet the hedge accounting requirements, changes in the fair value of both the customer forward contract and the offsetting forward contract is recognized directly in earnings. At December 31, 2022, Columbia Bank had no currency forward contracts in place with commercial banking customers.
Columbia also has interest rate swaps designated as cash flow hedges which involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. These swaps meet the cash flow hedge accounting requirements. At December 31, 2022, the Company had two interest rate swaps hedged against pools of floating rate commercial loans with notional amounts totaling $100.0 million.
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

Item 8.     Financial Statements and Supplementary Data

    The information required by this item is included beginning on page 75 of this report.

The following are included in this item:
(A)	Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)
(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
(C)	Consolidated Financial Statements:
	(1)	Consolidated Statements of Financial Condition as of December 31, 2022 and 2021
	(2)	Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020
	(3)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020
	(4)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2022, 2021 and 2020
	(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
	(6)	Notes to the Consolidated Financial Statements
(D)	Columbia Financial, Inc. Condensed Financial Statements
	(1)	Statements of Financial Condition as of December 31, 2022 and 2021
	(2)	Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020
	(3)	Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

Item 9.     Change in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

Item 9A.     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended) as of December 31, 2022. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this annual report.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
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

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Board of Directors
For information relating to the directors of the Company, the section captioned “Proposal 1—Election of Directors” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers
For information relating to officers of the Company, see Part I, Item 1, “Business—Information About Our Executive Officers” to this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics
For information concerning the Company’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on the Company’s website at www.columbiabankonline.com.

Corporate Governance
For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance—Meetings and Committees of the Board of Directors-Audit Committee” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.     Executive Compensation

Executive Compensation

For information regarding executive compensation, the sections captioned “Executive Compensation,” “Compensation Discussion & Analysis” and “Director Compensation” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions
For information regarding certain relationships and related transactions, the section captioned “Other Information—Transactions with Related Persons” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance
For information regarding director independence, the section captioned “Proposal 1—Election of Directors” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2—Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

	No.	Description	Location

	3.1	Second Amended and Restated Certificate of Incorporation of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	3.2	Amended Bylaws of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	4.0	Specimen Stock Certificate of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	4.1	Description of Columbia Financial, Inc.'s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.1	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Thomas J. Kemly+	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.2	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Dennis E. Gibney+	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.3	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Thomas Allen, Jr.+	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.4	Employment Agreement between Columbia Financial, Inc., Columbia Bank and John Klimowich+	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.5	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Allyson Schlesinger+	Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2018, filed on March 29, 2019

10.6	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Oliver Lewis	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2020, filed on March 1, 2021

10.7	Employment Agreement between Columbia Financial, Inc., Columbia Bank and W. Justin Jennings+	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2021, filed on March 1, 2022

10.8	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Allyson Schlesinger+	Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2018, filed on March 29, 2019

10.9	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Jenifer W. Walden+	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38456), for the Quarter Ended June 30, 2022 filed on August 9,2022

10.10	Form of Columbia Bank Supplemental Executive Retirement Plan+	Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.11	Columbia Bank Stock-Based Deferral Plan+	Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.12	Columbia Bank Director Deferred Compensation Plan, as amended+	Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.13	Columbia Bank Retirement Income Maintenance Plan+	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.14	Columbia Bank Non-Qualified Savings Income Maintenance Plan, as amended+	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.15	Columbia Financial, Inc. 2019 Equity Incentive Plan	Incorporated by reference to Annex 1 to the Company's Definitive Proxy Materials on Schedule 14A (File No. 001-38456), filed on April 22, 2019

21.0	Subsidiaries	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.
Filed herewith

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

+ Management contract or compensatory plan, contract or arrangement.

Item 16.    Form 10-K Summary

    Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Columbia Financial, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Columbia Financial, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 and Note 7 to the consolidated financial statements, the Company has changed its method of accounting for recognition and measurement of credit losses as of January 1, 2022 due to the adoption of ASC Topic 326, Financial Instruments - Credit Losses.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that : (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. the communication of a critical audit matter does not alter in any way our opinion of the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans evaluated on a Collective Basis

As discussed in Note 2 and Note 7 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments — Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, and its related amendments as of January 1, 2022. The Company’s allowance for credit losses on loans evaluated on a collective basis (the collective ACL) was $45.0 million out of a total allowance for credit losses on loans of $45.4 million as of January 1, 2022. The Company’s collective ACL was $52.4 million out of a total allowance for credit losses on loans of $52.8 million as of December 31, 2022. The ACL quantitative allowance for each segment is measured using a discounted cash flow methodology incorporating an econometric probability of default ("PD"), and loss given default ("LGD") with distinct, segment-specific multi-variate regression models applied. Expected credit losses are estimated over the life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. Historical credit loss experience for over a defined a period for both the Company and its segment-specific peers provide the basis for the estimate of expected credit losses. Such credit losses are converted to PD rate curves through the use of segment-specific LGD risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment, primarily due to the nature of the underlying collateral. The historical PD curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle. Using the historical relationship between economic conditions and loan performance, management’s expectation of future loan performance is incorporated using an economic forecast of macroeconomic variables. This forecast is applied over a period that management has determined to be reasonable and supportable. The model reverts to long-term average historical loss rates using a straight-line methodology. The Company’s current forecast period is six quarters, with a four-quarter reversion period to long-term average historical loss rates. After quantitative considerations, management applies additional qualitative adjustments that consider the expected impact of certain factors not fully captured in the quantitative allowance.
We identified the assessment of the January 1, 2022 collective ACL and December 31, 2022 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the January 1, 2022 collective ACL and December 31, 2022 collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the DCF methodology and PD and LGD models used to estimate the expected credit losses and their significant assumptions. Such significant assumptions included (1) expected prepayments, (2) macroeconomic variables, (3) reasonable and supportable forecast period, (4) reversion methodology, (5) composition of the peer group, (6) period of historical credit loss experience and (7) the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative adjustments. The assessment also included an evaluation of the conceptual soundness of the DCF methodology and PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the January 1, 2022 collective ACL and December 31, 2022 collective ACL estimates, including controls over the:

•development of the collective ACL methodology

•development of the DCF methodology, and PD and LGD models

•identification and determination of the significant assumptions used in the DCF methodology, and PD and LGD models

•development of the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative adjustments and

•analysis of the collective ACL results, trends, and ratios.

We evaluated the Company’s process to develop the January 1, 2022 collective ACL and December 31, 2022 collective ACL estimates by testing certain sources of data and assumptions that the Company used, and considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles

•assessing the conceptual soundness of the DCF methodology, and PD and LGD models by inspecting the model documentation to determine whether the models are suitable for their intended use

•evaluating judgments made by the Company relative to the development of the DCF methodology, and PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices

•evaluating the macroeconomic variables used by comparing them to the Company's business environment and relevant industry practices

•evaluating the length of the period from which historical credit loss experience was used and the reasonable and supportable forecast by comparing to specific portfolio risk characteristics and trends

•evaluating the reversion methodology by comparing to specific portfolio risk characteristics and trends

•evaluating judgments made by management in developing the estimated prepayments assumption by comparing to specific portfolio risk characteristics and trends

•assessing the composition of the peer group by comparing to Company and specific portfolio risk characteristics and

•evaluating the methodology used to develop the qualitative adjustments and the effect of those adjustments on the collective ACL compared with relevant credit risk factors and consistency with credit trends and the identified limitations of the underlying PD and LGD models.

We also evaluated the cumulative results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the January 1, 2022 collective ACL and December 31, 2022 collective ACL by evaluating the:

•cumulative results of the audit procedures

•qualitative aspects of the Company's accounting practices and

•potential bias in the accounting estimate.

/s/ KPMG LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1972.

Short Hills, New Jersey
March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Columbia Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Columbia Financial, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
March 1, 2023

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Cash and due from banks	$179,097	$70,702
Short-term investments	131	261
Total cash and cash equivalents	179,228	70,963

Debt securities available for sale, at fair value	1,328,634	1,703,847
Debt securities held to maturity, at amortized cost (fair value of $370,391 and $434,789 at December 31, 2022 and 2021, respectively)	421,523	429,734
Equity securities, at fair value	3,384	2,710
Federal Home Loan Bank stock	58,114	23,141

Loans receivable	7,677,564	6,360,601
Less: allowance for credit losses	52,803	62,689
Loans receivable, net	7,624,761	6,297,912

Accrued interest receivable	33,898	28,300
Office properties and equipment, net	83,877	78,708
Bank-owned life insurance ("BOLI")	264,854	247,474
Goodwill and intangible assets	125,142	91,693
Other assets	284,754	249,615
Total assets	$10,408,169	$9,224,097

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$8,001,159	$7,570,216
Borrowings	1,127,047	377,309
Advance payments by borrowers for taxes and insurance	45,460	36,471
Accrued expenses and other liabilities	180,908	161,020
Total liabilities	9,354,574	8,145,016

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 130,900,673 shares issued and 108,970,476 shares outstanding at December 31, 2022, and 124,630,738 shares issued and 107,442,453 shares outstanding at December 31, 2021	1,309	1,246
Additional paid-in capital	781,165	667,906
Retained earnings	857,518	765,133
Accumulated other comprehensive loss	(179,296)	(45,919)
Treasury stock, at cost; 21,930,197 shares at December 31, 2022 and 17,188,285 shares at December 31, 2021	(371,708)	(271,647)
Common stock held by the Employee Stock Ownership Plan	(34,750)	(37,026)
Stock held by Rabbi Trust	(3,149)	(2,425)
Deferred compensation obligations	2,506	1,813
Total stockholders' equity	1,053,595	1,079,081
Total liabilities and stockholders' equity	$10,408,169	$9,224,097

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data)

	Years Ended December 31,
	2022	2021	2020
Interest income:
Loans receivable	$263,559	$228,841	$255,236
Debt securities available for sale and equity securities	34,221	30,211	28,376
Debt securities held to maturity	9,694	8,632	8,025
Federal funds and interest-earning deposits	474	430	413
Federal Home Loan Bank stock dividends	1,722	2,036	3,661
Total interest income	309,670	270,150	295,711
Interest expense:
Deposits	27,878	29,109	55,246
Borrowings	15,015	7,907	18,892
Total interest expense	42,893	37,016	74,138

Net interest income	266,777	233,134	221,573

Provision for (reversal of) credit losses (1)	5,485	(9,953)	18,447

Net interest income after provision for (reversal of) credit losses	261,292	243,087	203,126

Non-interest income:
Demand deposit account fees	5,293	3,803	3,633
Bank-owned life insurance	7,393	5,994	6,620
Title insurance fees	3,423	6,088	5,034
Loan fees and service charges	3,924	2,983	2,419
Gain on securities transactions	210	2,025	370
Change in fair value of equity securities	(401)	(1,792)	767
Gain on sale of loans	178	10,790	5,444
Other non-interest income	10,380	8,940	6,983
Total non-interest income	30,400	38,831	31,270

Non-interest expense:
Compensation and employee benefits	116,926	99,534	100,687
Occupancy	22,589	20,071	19,170
Federal deposit insurance premiums	2,591	2,374	1,901
Advertising	2,865	2,358	2,641
Professional fees	8,158	7,363	5,810
Data processing and software expenses	13,362	11,497	10,285
Merger-related expenses	2,810	822	1,931
Loss on extinguishment of debt	—	2,851	1,158
Other non-interest expense	5,515	8,867	14,556
Total non-interest expense	174,816	155,737	158,139

Income before income tax expense	116,876	126,181	76,257

Income tax expense	30,703	34,132	18,654

Net income	$86,173	$92,049	$57,603

Earnings per share - basic	$0.82	$0.88	$0.52
Earnings per share - diluted	$0.81	$0.88	$0.52
Weighted average shares outstanding - basic	105,580,823	104,156,112	109,755,924
Weighted average shares outstanding - diluted	106,193,161	104,156,112	109,755,924

See notes to consolidated financial statements.

(1) The Company adopted ASU 2016-13 as of January 1, 2022. Prior year periods have not been restated.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended December 31,
	2022	2021	2020

Net income	$86,173	$92,049	$57,603

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on debt securities available for sale	(137,255)	(30,979)	21,236
Accretion of unrealized (loss) gain on debt securities reclassified as held to maturity	(22)	(3)	126
Reclassification adjustment for gain included in net income	151	1,598	289
	(137,126)	(29,384)	21,651

Derivatives, net of tax:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	5,421	11,939	(8,382)
	5,421	11,939	(8,382)

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(41)	(39)	(44)
Reclassification adjustment of actuarial net (loss) included in net income	(1,928)	(2,915)	(3,384)
Change in funded status of retirement obligations	297	44,105	(10,731)
	(1,672)	41,151	(14,159)

Total other comprehensive income (loss)	(133,377)	23,706	(890)

Total comprehensive income (loss), net of tax	$(47,204)	$115,755	$56,713

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity
Balance at December 31, 2021	$1,246	$667,906	$765,133	$(45,919)	$(271,647)	$(37,026)	$(2,425)	$1,813	$1,079,081
Effect of the adopting ASU No. 2016-13 ("CECL")	—	—	6,212	—	—	—	—	—	6,212
Balance at January 1, 2022	1,246	667,906	771,345	(45,919)	(271,647)	(37,026)	(2,425)	1,813	1,085,293
Net income	—	—	86,173	—	—	—	—	—	86,173
Other comprehensive (loss)	—	—	—	(133,377)	—	—	—	—	(133,377)
Issuance of common stock to Columbia Bank, MHC (6,086,314 shares)	61	102,189	—	—	—	—	—	—	102,250
Issuance of common stock allocated to restricted stock award grants (51,746 shares)	2	(2)	—	—	—	—	—	—	—
Stock based compensation	—	7,440	—	—	—	—	—	—	7,440
Purchase of treasury stock (4,464,405 shares)	—	—	—	—	(93,996)	—	—	—	(93,996)
Exercise of stock options (315,703 shares)	—	(393)	—	—	—	—	—	—	(393)
Restricted stock forfeitures (68,677 shares)	—	1,451	—	—	(1,451)	—	—	—	—
Repurchase shares for taxes (208,830 shares)	—	—	—	—	(4,614)	—	—	—	(4,614)
Employee Stock Ownership Plan shares committed to be released	—	2,574	—	—	—	2,276	—	—	4,850
Funding of deferred compensation obligations	—	—	—	—	—	—	(724)	693	(31)
Balance at December 31, 2022	$1,309	$781,165	$857,518	$(179,296)	$(371,708)	$(34,750)	$(3,149)	$2,506	$1,053,595

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (continued)
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity
Balance at December 31, 2020	$1,220	$609,531	$673,084	$(69,625)	$(163,015)	$(39,293)	$(1,875)	$1,260	$1,011,287
Net income	—	—	92,049	—	—	—	—	—	92,049
Other comprehensive income	—	—	—	23,706	—	—	—	—	23,706
Issuance of common stock to Columbia Bank, MHC (2,591,007 shares)	26	47,234	—	—	—	—	—	—	47,260
Treasury stock allocated to restricted stock award grants	—	(733)	—	—	733	—	—	—	—
Stock based compensation	—	8,880	—	—	—	—	—	—	8,880
Purchase of treasury stock (6,055,119 shares)	—	—	—	—	(107,774)	—	—	—	(107,774)
Exercise of stock options (28,522 shares)	—	(25)	—	—	—	—	—	—	(25)
Restricted stock forfeitures (65,509 shares)	—	1,234	—	—	(1,234)	—	—	—	—
Repurchase shares for taxes (19,820 shares)	—	—	—	—	(357)	—	—	—	(357)
Employee Stock Ownership Plan shares committed to be released	—	1,785	—	—	—	2,267	—	—	4,052
Funding of deferred compensation obligations	—	—	—	—	—	—	(550)	553	3
Balance at December 31, 2021	$1,246	$667,906	$765,133	$(45,919)	$(271,647)	$(37,026)	$(2,425)	$1,813	$1,079,081

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (continued)
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity
Balance at December 31, 2019	$1,173	$531,667	$615,481	$(68,735)	$(54,950)	$(41,564)	$(1,520)	$965	$982,517
Net income	—	—	57,603	—	—	—	—	—	57,603
Other comprehensive loss	—	—	—	(890)	—	—	—	—	(890)
Issuance of common stock to Columbia Bank, MHC (4,759,048 shares)	47	68,483	—	—	—	—	—	—	68,530
Treasury stock allocated to restricted stock award grants	—	(481)	—	—	481	—	—	—	—
Stock based compensation	—	8,790	—	—	—	—	—	—	8,790
Purchase of treasury stock (7,587,142 shares)	—	—	—	—	(108,166)	—	—	—	(108,166)
Restricted stock forfeitures (17,247 shares)	—	175	—	—	(199)	—	—	—	(24)
Repurchase shares for taxes (13,453 shares)	—	7	—	—	(181)	—	—	—	(174)
Employee Stock Ownership Plan shares committed to be released	—	890	—	—	—	2,271	—	—	3,161
Funding of deferred compensation obligations	—	—	—	—	—	—	(355)	295	(60)
Balance at December 31, 2020	$1,220	$609,531	$673,084	$(69,625)	$(163,015)	$(39,293)	$(1,875)	$1,260	$1,011,287

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$86,173	$92,049	$57,603
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	6,063	2,121	(1,464)
Net amortization of premiums and discounts on securities	2,771	4,482	2,508
Net amortization of mortgage servicing rights	233	266	130
Amortization of intangible assets	1,980	1,025	1,048
Depreciation and amortization of office properties and equipment	7,317	6,718	6,543
Amortization of operating lease right-of-use assets	3,821	3,633	2,641
Loss on extinguishment of debt	—	2,851	1,158
Provision for (reversal of) credit losses	5,485	(9,953)	18,447
Gain on securities transactions	(210)	(2,025)	(370)
Change in fair value of equity securities	401	1,792	(767)
Gain on securitizations	—	(2,259)	(3,544)
Gain on sale of loans, net	(178)	(8,531)	(1,900)
Net loss on disposal of office properties and equipment	242	95	734
Loss on write-down of office properties and equipment	—	—	114
Loss on write-down of mortgage servicing rights	—	—	75
Deferred tax expense	12,769	17,709	9,738
(Increase) decrease in accrued interest receivable	(4,689)	2,023	(6,685)
(Increase) in other assets	(9,884)	(22,159)	(75,127)
Increase in accrued expenses and other liabilities	24,998	1,926	32,891
Income on bank-owned life insurance	(7,393)	(5,994)	(6,620)
Employee stock ownership plan expense	4,850	4,052	3,161
Stock based compensation	7,440	8,880	8,790
(Decrease) increase in deferred compensation obligations under Rabbi Trust	(31)	3	(60)
Net cash provided by operating activities	$142,158	$98,704	$49,044

Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	$126,772	$90,339	$20,761
Proceeds from sales of equity securities	—	1,390	—
Proceeds from paydown/maturities/calls of debt securities available for sale	281,959	368,249	247,908
Proceeds from paydown/maturities/calls of debt securities held to maturity	31,151	36,103	48,640
Purchases of debt securities available for sale	(147,181)	(667,015)	(292,809)
Purchases of debt securities held to maturity	(23,298)	(203,779)	(12,815)
Purchases of equity securities	—	(91)	—
Proceeds from sales of loans held-for-sale	9,639	302,039	111,764
Proceeds from sales of loans receivable	—	—	35,613
Purchases of loans receivable	(8,315)	(85,382)	—
Net increase in loans receivable	(987,753)	(325,917)	(80,498)

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Years Ended December 31,
	2022	2021	2020

Proceeds from bank-owned life insurance death benefits	1,031	5	627
Proceeds from redemptions of Federal Home Loan Bank stock	77,362	28,448	50,374
Purchases of Federal Home Loan Bank stock	(111,429)	(4,798)	(22,544)
Proceeds from sales of office properties and equipment	1,772	1,879	—
Additions to office properties and equipment	(7,204)	(5,492)	(4,624)
Net cash acquired in acquisitions	140,769	20,417	155,248
Net cash (used in) provided by investing activities	$(614,725)	$(443,605)	$257,645

Cash flows from financing activities:
Net (decrease) increase in deposits	$(71,789)	$581,475	$799,548
Proceeds from long-term borrowings	335,893	37,120	90,000
Payments from long-term borrowings	(38,725)	(306,752)	(343,939)
Net increase (decrease) in short-term borrowings	446,808	(244,027)	(376,005)
Proceeds from term note	—	29,841	—
Payment of subordinated debt	—	—	(16,600)
Increase (decrease) in advance payments by borrowers for taxes and insurance	7,648	3,406	(3,919)
Purchase of treasury stock	(93,996)	(107,774)	(108,166)
Exercise of stock options	(393)	(25)	—
Restricted stock forfeitures	—	—	(24)
Repurchase of shares for taxes	(4,614)	(357)	(174)
Net cash provided by (used in) financing activities	$580,832	$(7,093)	$40,721

Net increase (decrease) in cash and cash equivalents	$108,265	$(351,994)	$347,410

Cash and cash equivalents at beginning of year	70,963	422,957	75,547
Cash and cash equivalents at end of year	$179,228	$70,963	$422,957

Cash paid during the period for:
Interest on deposits and borrowings	$41,077	$37,906	$75,557
Income tax payments, net of refunds	$15,729	$16,262	$10,526

Non-cash investing and financing activities:
Transfer of loans receivable to loans held-for-sale	$9,461	$289,362	$114,171
Securitization of loans	$—	$99,603	$117,259
Initial recognition of operating lease right-of-use asset	$—	$—	$22,218
Initial recognition of operating lease liabilities	$—	$—	$23,290

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Acquisitions:
Non-cash assets acquired:
Debt securities available for sale	$79,024	$118,017	$51,479
Debt securities held to maturity	—	—	13,418
Equity securities	1,075	—	1,796
Federal Home Loan Bank stock	906	3,032	2,010
Loans receivable	335,501	158,912	171,593
Accrued interest receivable	910	867	679
Office properties and equipment, net	7,296	5,934	5,774
Bank-owned life insurance	13,033	8,661	17,245
Goodwill and intangibles	9,780	42	—
Other assets	6,356	616	7,964
Total non-cash assets acquired	$453,881	$296,081	$271,958
Liabilities assumed:
Deposits	$502,732	$210,117	$333,234
Borrowings	5,762	59,908	37,728
Advance payments by borrowers for taxes and insurance	1,341	495	982
Accrued expenses and other liabilities	10,568	4,822	5,400
Total liabilities assumed	$520,403	$275,342	$377,344
Net non-cash (liabilities assumed) assets acquired	$(66,522)	$20,739	$(105,386)
Net cash and cash equivalents acquired in acquisitions	$140,769	$20,417	$155,248

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

On December 1, 2021, the Company completed its acquisition of Freehold Bancorp, MHC, Freehold Bancorp, Inc. and Freehold Bank (collectively, the "Freehold Entities" or "Freehold"). Pursuant to the terms of the Merger Agreement, Freehold Bancorp, MHC merged with and into the MHC, with the MHC as the surviving entity; and Freehold Bancorp, Inc. merged with and into Columbia Financial, with Columbia Financial as the surviving entity. In connection with the merger, Freehold Bank converted to a federal savings bank and will operate as a wholly-owned subsidiary of Columbia Financial until November 6, 2023, the effective date of the merger of Freehold Bank into Columbia Bank. Under the terms of the merger agreement, depositors of Freehold Bank became depositors of the Bank and have the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at Freehold Bank. The Company issued 2,591,007 shares of its common stock to the MHC, representing an amount equal to the fair value of the Freehold Entities as determined by an independent appraiser, at the effective time of the holding company mergers.

On May 1, 2022, the Company completed its acquisition of RSI Bancorp, MHC, RSI Bancorp, Inc. and RSI Bank (collectively, the “RSI Entities”). Pursuant to the terms of the merger agreement, RSI Bancorp, M.H.C. merged with and into the MHC, with the MHC as the surviving entity; RSI Bancorp, Inc. merged with and into Columbia Financial, with Columbia Financial as the surviving entity; and RSI Bank merged with and into Columbia Bank, with Columbia Bank as the surviving institution. Under the terms of the merger agreement, depositors of RSI Bank became depositors of Columbia Bank and have the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at RSI Bank. The Company issued 6,086,314 shares of its common stock to the MHC, representing an amount equal to the discounted fair value of the RSI Entities as determined by an independent appraiser, at the effective time of the merger.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Columbia Financial, Inc., its wholly-owned subsidiaries, Columbia Bank ("Columbia"), Freehold Bank ("Freehold"), and Highlander Investment Co. (inactive), and Columbia's wholly-owned subsidiaries, Columbia Investment Services, Inc., 2500 Broadway Corp., 1901 Residential Management Co. LLC, Plaza Financial Services, Inc., First Jersey Title Services, Inc., Real Estate Management Corp. LLC, 1901 Commercial Management Co. LLC, Stewardship Realty LLC, CSB Realty Corp., and RSI Insurance Agency, Inc., (collectively, the “Company”). The accounts of the MHC are not consolidated in the consolidated financial statements of the Company. In consolidation, all intercompany accounts and transactions are eliminated. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Basis of Financial Statement Presentation

The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), including the elimination of all significant intercompany accounts and transactions during consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the Consolidated Statements of Financial Condition, and Consolidated Statements of Income for the periods presented. Actual results could differ from these estimates. Material estimates that are particularly susceptible to change are the determination of the adequacy of the allowance for credit losses, evaluation of goodwill for impairment, evaluation of other-than-temporary impairment on securities, evaluation of the need for valuation allowances on deferred tax assets, and determination of liabilities related to retirement and other post-retirement benefits, among others. These estimates and assumptions are evaluated on an ongoing basis using factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile securities markets, and declines in the housing market and the economy generally have combined to increase the uncertainty inherent in such estimates and assumptions. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits at other financial institutions and short-term investments.

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

Effective January 1, 2022, the Company adopted the provisions of ASC 326 and modified its accounting policy for the assessment of available for sale securities for impairment. Under ASC 326 for available for sale securities, the Company first assesses whether a loss is from credit or other factors and considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost, a credit loss would be recorded through an allowance for credit losses, limited by the amount that the fair value is less than the amortized cost basis.

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

Loans Held-for-Sale

Loans held-for-sale consists of loans intended for sale in the secondary market. These loans are carried at the lower of cost or estimated fair value, less costs to sell, as determined on an individual loan basis. Net unrealized losses, if any, are recognized in a valuation allowance through a charge to earnings. Origination fees and costs on loans held-for-sale are deferred and recognized on settlement dates as a component of the gain or loss on sale. Loans held-for-sale are generally sold with loan servicing rights retained by Columbia Bank.

Loans Receivable

Loans receivable are carried at unpaid principal balances adjusted by unamortized premiums and unearned discounts, net deferred origination fees and costs, purchase accounting fair value adjustments and the allowance for credit losses. The Company defers loan origination fees and certain direct loan origination costs and accretes such amounts as an adjustment to the yield over the expected lives of the related loans using the level-yield method. Interest income on loans is accrued on unpaid principal balances and credited to income as earned. Premiums and discounts on loans purchased are amortized or accreted as an adjustment to yield over the contractual lives of the related loans using methodologies which approximate the level-yield method.

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

On a case-by-case basis, the Company may evaluate individual loans for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. The Company considers the population of loans in its analysis to include all multifamily and commercial real estate, construction, and commercial business loans with an outstanding balance greater than $500,000 and not accruing interest, and loans modified in a troubled debt restructuring. The Company also considers residential real estate, and home equity loans and advances that are not accruing or modified in a troubled debt restructuring. Other loans may be included in the population of loans to be evaluated if management has specific information of a collateral shortfall. Loans individually analyzed are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Payments received on individually analyzed loans are recognized on a cash basis.

Purchased Credit-Deteriorated ("PCD") Loans

Loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased with credit deterioration (“PCD”) loans. The Company evaluated acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; and (4) delinquency status. At the acquisition date, an estimate of expected credit losses was made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. For acquired loans not deemed PCD at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. At the acquisition date, an initial allowance for expected credit losses is estimated and recorded as credit loss expense.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Allowance for Credit Losses on Loans Receivable

The calculation of the allowance for credit losses (“ACL”) on loans is a critical accounting policy of the Company because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the ACL amount of the recorded allowance. The ACL is maintained at a level management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. The ACL consists of two elements: (1) identification of loans that must be individually analyzed for impairment and (2) establishment of an ACL for loans collectively analyzed.

Portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating losses based on the type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segments have been added as needed to ensure loans of similar risk profiles are appropriately pooled.

We maintain a loan review system that provides a periodic review of the loan portfolio and the identification of individually analyzed loans. The ACL for individually analyzed loans is based on the fair value of collateral or cash flows. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

The ACL quantitative allowance for each segment is measured using a discounted cash flow methodology incorporating an econometric, probability of default (“PD”) and loss given default (“LGD”) with distinct segment-specific multi-variant regression models applied. Expected credit losses are estimated over the life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for the modeled cash flows, adjusted for model defaults and expected prepayments and discounted at the loan-level effective interest rate. The contractual term excludes expected extensions, renewals, and modifications.

Management estimates the ACL using relevant and reliable information from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience for both the Company and its segment-specific peers provide the basis for the estimate of expected credit losses. Credit losses over a defined period are converted to PD rate curves through the use of segment-specific LGD risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment, primarily due to the nature of the underlying collateral. These risk factors were assessed for reasonableness against the Company’s own loss experience and adjusted in certain cases when the relationship between the Company’s historical default and loss severity deviate from that of the wider industry. The historical PD curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle.

Using the historical relationship between economic conditions and loan performance, management’s expectation of future loan performance is incorporated using a single economic forecast of macroeconomic variables (i.e. unemployment, gross domestic product, vacancy, and home price index). This forecast is applied over a period that management has determined to be reasonable and supportable. Beyond the period over which management can develop or source a reasonable and supportable forecast, the model reverts to long-term average historical loss rates using a straight-line, time-based methodology. The Company's current forecast period is six quarters, with a four-quarter reversion period to long-term average historical loss rates.

After quantitative considerations, management applies additional qualitative adjustments that consider the expected impact of certain factors not fully captured in the quantitative reserve. Qualitative adjustments include but are not limited to concentrations of large loan balances, delinquency trends, change in collateral values within segments, and other considerations.

The ACL is established through the provision for credit losses that are charged to income, which is based upon an evaluation of estimated losses in the current loan portfolio, including the evaluation of individually analyzed loans. Charge-offs against the ACL are taken on loans where management determines that the collection of loan principal and interest is unlikely. Recoveries made on loans that have been charged-off are credited to the ACL. Although we believe we have established and maintained the ACL on loans at appropriate levels, changes in reserves may be necessary if actual economic and other conditions differ substantially from the forecast used in estimating the ACL.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Allowance for Credit Losses on Loans Receivable (continued)

Our financial results are affected by the changes in and the level of the ACL. This process involves our analysis of internal and external variables, and it requires that we exercise judgment to estimate an appropriate ACL. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizable loan losses in any particular period and/or significant changes in assumptions or economic condition. We believe the primary risks inherent in the portfolio are a general decline in the economy, a decline in real estate market values, rising unemployment, increasing vacancy rates, and increases in interest rates in the absence of economic improvement or any other such factors. Any one or a combination of these events may adversely affect a borrower's ability to repay its loan, resulting in increased delinquencies and loan losses. Accordingly, we have recorded loan credit losses at a level which is estimated to represent the current risk in its loan portfolio.

Most of our non-performing assets are collateral dependent loans which are written down to the fair value of the collateral less estimated costs to sell. We continue to assess the collateral of these loans and update our appraisals on these loans on an annual basis. To the extent the property values decline, there could be additional losses on these non-performing assets, which may be material. Management considered these market conditions in deriving the estimated ACL. Should economic difficulties occur, the ultimate amount of loss could vary from our current estimate.

Allowance for Credit Losses on Unfunded Commitments

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance for credit loss calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses for off-balance-sheet exposures is reported in other liabilities in the Consolidated Statements of Financial Condition. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as unfunded commitments.

Troubled Debt Restructurings

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

Troubled Debt Restructurings (continued)

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

Goodwill and Intangible Assets

Intangible assets of the Company consist of goodwill, core deposit intangibles and mortgage servicing rights. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual goodwill impairment test as of December 31, 2022 based upon its qualitative assessment of goodwill and concluded that goodwill was not impaired and no further quantitative analysis was warranted.

Core deposit intangibles represent the intangible value of depositor relationships acquired by the Company through purchase acquisitions of Stewardship, Freehold and RSI. The premiums ascribed to these deposits are amortized over their estimated useful lives.

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

Leases (continued)

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

Through the acquisition of the RSI Entities, the Company acquired a non-funded post-retirement plan. The defined benefit post-retirement healthcare plan covers substantially all retirees and employees.

Employee Benefit Plans

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

Through the acquisition of the RSI Entities on May 1, 2022, the Company acquired a funded pension plan The benefits are based on years of service and the employee’s compensation, as defined. The Plan was amended effective March 31, 2011, to freeze the Plan so that no employee shall commence or recommence participation in the Plan, that there shall be no further benefit accruals under the Plan, and that compensation received after the effective date shall not be recognized for any purpose under the Plan.

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

Employee Benefit Plans (continued)

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

Freehold Bank also sponsors a directors retirement plan, a director and executive deferred compensation plan, and a supplemental executive retirement plan for certain current and former directors and officers of the Bank.

Through the acquisition of the RSI Entities, the Company also acquired an executive incentive retirement plan, a board of director and executive deferred compensation plan, a supplemental executive retirement plan, a key life insurance plan and a split-dollar life insurance plan for certain current and former directors and officers of the Bank.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Income Taxes

The Company and its subsidiaries file consolidated federal income tax returns. Federal income taxes are allocated to each entity based on their respective contributions to taxable income of the consolidated income tax returns. Separate state income taxes are filed for the Company and its subsidiaries on either a consolidated or unconsolidated basis as required by each jurisdiction.

The Company records income taxes in accordance with ASC Topic 740, Income Taxes, using the asset and liability method. Federal and state income taxes have been provided on the basis of the Company's income or loss as reported in accordance with GAAP. The amounts reflected on the Company's federal and state income tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for consolidated financial statement reporting and income tax reporting purposes. Accordingly, deferred tax assets and liabilities: (i) are recognized for the estimated future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2022 and 2021. The Company policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. The Company did not recognize any interest and penalties during the years ended December 31, 2022, 2021 and 2020.

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

Pending Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancing and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. For entities that have adopted ASU 2016-13, this ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this pronouncement effective January 1, 2023. The update will be applied on a prospective basis to disclosures and did not have a significant impact on the Company's consolidated financial statements.

Accounting Pronouncements Adopted

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

The Company adopted ASU 2016-13 on January 1, 2022 for all financial assets measured at amortized cost and off-balance- sheet credit exposures. Results for the year ended December 31, 2022 are presented under Accounting Standards Codification 326, Financial Instruments - Credit Losses, while prior period amounts continue to be reported with previously applicable GAAP and have not been restated. Effective January 1, 2022, the Company recorded a $12.1 million decrease in the allowance for credit losses on loans (previously allowance for loan losses), established a $353,000 allowance for credit losses on debt securities available for sale, and recorded a $5.5 million increase in the liability for off-balance-sheet credit exposures, which resulted in a total cumulative effect adjustment of $6.2 million, net of tax, and an increase to retained earnings.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures, and adding disclosure requirements identified as relevant. Among other changes, the ASU adds disclosure requirements to Topic 715-20 for the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in benefit obligation for the period. The amendments remove disclosure requirements for the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer, and the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Accounting Pronouncements Adopted (continued)

and interest cost components of net periodic benefit costs and (b) benefit obligation for post-retirement health care benefits. ASU 2018-14 is effective for fiscal years beginning after December 15, 2020, including interim reporting periods within that reporting period, with early adoption permitted. The Company adopted this ASU effective January 1, 2021. The update was applied on a retrospective basis to disclosures with regard to employee benefit plans. The adoption of this update did not have a significant impact on the Company's consolidated financial statements.

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

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the Entities totaled $597,000 for the year ended December 31, 2020. There were no merger expenses recorded for the years ended December 31, 2022 and 2021.

The following table sets forth assets acquired and liabilities assumed in the acquisition of the Roselle Entities , at their estimated fair values as of the closing date of the transaction:

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

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of April 1, 2020, and resulted in the recognition of goodwill of $23.8 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. During the quarter ended March 31, 2021, the Company recorded a final adjustment of $1.1 million to deferred income taxes, net, and a corresponding decrease in goodwill. At December 31, 2022, goodwill related to the Roselle acquisition totaled $17.6 million.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Acquisitions (continued)

Freehold Bank

On December 1, 2021, the Company completed its acquisition of Freehold Bancorp, MHC, Freehold Bancorp, Inc. and Freehold Bank (collectively, the "Freehold Entities" or "Freehold"). Pursuant to the terms of the Merger Agreement, Freehold Bancorp, MHC merged with and into the MHC, with the MHC as the surviving entity; and Freehold Bancorp, Inc. merged with and into Columbia Financial, with Columbia Financial as the surviving entity. In connection with the merger, Freehold Bank converted to a federal savings bank and will operate as a wholly-owned subsidiary of Columbia Financial until November 6, 2023, the effective date of the merger of Freehold Bank into Columbia Bank. Under the terms of the merger agreement, depositors of Freehold Bank became depositors of the Bank and have the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at Freehold Bank. The Company issued 2,591,007 shares of its common stock to the MHC, representing an amount equal to the fair value of the Freehold Entities as determined by an independent appraiser, at the effective time of the holding company mergers.

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the Freehold acquisition totaled $11,000 and $350,000 for the year ended December 31, 2022 and 2021, respectively. There were no merger expenses recorded for the year ended December 31, 2020.

The following table sets forth assets acquired and liabilities assumed in the acquisition of Freehold, at their estimated fair values as of the closing date of the transaction:

December 1, 2021
Assets acquired:	(In thousands)
Cash and cash equivalents	$20,417
Debt securities available for sale	118,017
Federal Home Loan Bank stock	3,032
Loans receivable	158,912
Accrued interest receivable	867
Office properties and equipment, net	5,934
Bank-owned life insurance	8,661
Deferred tax assets, net	454
Core deposit intangibles	42
Other assets	162
Total assets acquired	$316,498

Liabilities assumed:
Deposits	$210,117
Borrowings	59,908
Advance payments by borrowers for taxes and insurance	495
Accrued expenses and other liabilities	4,822
Total liabilities assumed	$275,342

Net assets acquired	$41,156
Fair market value of stock issued to Columbia Bank MHC for purchase	47,260
Goodwill recorded at merger	$6,104

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Acquisitions (continued)

Freehold Bank (continued)

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of December 1, 2021, and resulted in the recognition of goodwill of $6.1 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. During the third quarter of 2022, the Company completed all tax returns related to the operations of Freehold Bank and its impact on the Company's income taxes, which resulted in an adjustment of $82,000 to deferred income taxes, net, and a corresponding decrease in goodwill. At December 31, 2022, goodwill related to the Freehold acquisition totaled $6.0 million.

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

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the RSI Entities totaled $2.8 million and $196,000 for the year ended December 31, 2022 and 2021, respectively. There were no merger expenses recorded for the year ended December 31, 2020.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Acquisitions (continued)

RSI Bank (continued)

The following table sets forth assets acquired and liabilities assumed in the acquisition of the RSI Entities, at their estimated fair values as of the closing date of the transaction:

May 1, 2022
Assets acquired:	(In thousands)
Cash and cash equivalents	$140,769
Debt securities available for sale	79,024
Equity securities	1,075
Federal Home Loan Bank stock	906
Loans receivable	335,501
Accrued interest receivable	910
Office properties and equipment, net	7,296
Bank-owned life insurance	13,033
Deferred tax assets, net	3,633
Core deposit intangibles	10,271
Other assets	2,723
Total assets acquired	$595,141

Liabilities assumed:
Deposits	502,732
Borrowings	5,762
Advance payments by borrowers for taxes and insurance	1,341
Accrued expenses and other liabilities	10,568
Total liabilities assumed	$520,403

Net assets acquired	$74,738
Fair market value of stock issued to Columbia Bank MHC for purchase	102,741
Goodwill recorded at merger	$28,003

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of May 1, 2022, and resulted in the recognition of goodwill of $28.0 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. During the third quarter of 2022, the Company completed all tax returns related to the operation of RSI Bank and its impact on the Company's income taxes, which resulted in a $2.0 million adjustment to deferred income taxes, net, and a corresponding decrease in goodwill. During the fourth quarter of, 2022, the Company recorded an adjustment of $490,922 to the original discounted fair value, which resulted in a decrease in additional paid-in-capital, and a corresponding decrease in goodwill. The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information (existing at the date of closing) relative to closing date fair values becomes available. As the Company continues to analyze the acquired assets and assumed liabilities, there may be additional adjustments to the recorded carrying values. However, management does not expect significant future adjustments to the recorded amounts. At December 31, 2022, goodwill related to the acquisition of the RSI Entities totaled $25.5 million.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Acquisitions (continued)

Fair Value Measurement of Assets Acquired and Liabilities Assumed

    Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the Roselle, Freehold and RSI acquisitions (if applicable):

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

Bank-owned life insurance. Bank-owned life insurance is accounted for using the cash surrender value method and is recorded at its net realizable value.

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

    Deposits. The fair values of deposit liabilities with no stated maturity (i.e., non-interest bearing and interest-bearing demand deposit accounts, money market and savings and club deposits) are equal to the carrying amounts payable on demand. The fair value of certificates of deposit represent contractual cash flows, discounted to present value using interest rates currently offered on deposits with similar characteristics and remaining maturities.

    Borrowings. The fair values of borrowings consisting of FHLB advances were estimated by discounting future cash flows using market discount rates for borrowings with similar characteristics, terms and remaining maturities.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)     Debt Securities Available for Sale

    Debt securities available for sale at December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$67,771	$—	$(4,205)	$63,566
Mortgage-backed securities and collateralized mortgage obligations	1,351,929	135	(170,337)	1,181,727
Municipal obligations	3,697	—	(122)	3,575
Corporate debt securities	92,544	6	(12,784)	79,766
	$1,515,941	$141	$(187,448)	$1,328,634

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$34,711	$404	$(236)	$34,879
Mortgage-backed securities and collateralized mortgage obligations	1,553,491	14,141	(13,273)	1,554,359
Municipal obligations	4,159	20	—	4,179
Corporate debt securities	109,018	2,378	(966)	110,430
Trust preferred securities	—	—	—	—
	$1,701,379	$16,943	$(14,475)	$1,703,847

    The amortized cost and fair value of debt securities available for sale at December 31, 2022, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	December 31, 2022
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$921	$906
More than one year to five years	84,351	79,080
More than five years to ten years	78,740	66,921
	$164,012	$146,907
Mortgage-backed securities and collateralized mortgage obligations	1,351,929	1,181,727
	$1,515,941	$1,328,634

Mortgage-backed securities and collateralized mortgage obligations totaling $1.4 billion at amortized cost and $1.2 billion at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)     Debt Securities Available for Sale (continued)

During the year ended December 31, 2022, proceeds from the sale of debt securities available for sale totaled $126.8 million, resulting in gross gains of $710,000 and $500,000 of gross losses. There were no calls and $915,000 in maturities of debt securities available for sale during the ended December 31, 2022.

During the year ended December 31, 2021, proceeds from the sale of debt securities available for sale totaled $90.3 million, resulting in gross gains of $2.1 million and gross losses of $439,000. Proceeds from called debt securities available for sale totaled $14.0 million resulting in no gross gains or losses. Proceeds from matured debt securities available for sale totaled $210,000.

During the year ended December 31, 2020, proceeds from the sale of debt securities available for sale totaled $20.8 million, resulting in gross gains of $369,000 and no gross losses. Proceeds from called debt securities available for sale totaled $11.6 million resulting in gross gains of $1,000 and no gross losses. Proceeds from matured debt securities available for sale totaled $10.9 million.

Debt securities available for sale having a carrying value of $724.0 million and $587.7 million, at December 31, 2022 and 2021, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York. Debt securities available for sale having a carrying value of $28.3 million and $44.1 million, at December 31, 2022 and 2021, were pledged by Freehold Bank for outstanding borrowings at the Federal Home Loan Bank, and for potential borrowings at the Federal Reserve Bank of New York.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at December 31, 2022 and 2021 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$47,956	$(2,359)	$15,610	$(1,846)	$63,566	$(4,205)
Mortgage-backed securities and collateralized mortgage obligations	424,328	(29,013)	741,515	(141,324)	1,165,843	(170,337)
Municipal obligations	3,574	(122)	—	—	3,574	(122)
Corporate debt securities	46,751	(5,792)	31,008	(6,992)	77,759	(12,784)
	$522,609	$(37,286)	$788,133	$(150,162)	$1,310,742	$(187,448)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$14,488	$(236)	$—	$—	$14,488	$(236)
Mortgage-backed securities and collateralized mortgage obligations	820,746	(11,892)	62,407	(1,381)	883,153	(13,273)
Corporate debt securities	29,221	(671)	4,705	(295)	33,926	(966)
	$864,455	$(12,799)	$67,112	$(1,676)	$931,567	$(14,475)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)     Debt Securities Available for Sale (continued)

The number of securities in an unrealized loss position at December 31, 2022 totaled 455, compared with 219 at December 31, 2021. All temporarily impaired securities were investment grade as of December 31, 2022 and 2021.

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

The following table presents the activity in the allowance for credit losses on debt securities available for sale for the year ended December 31, 2022:

December 31, 2022
(In thousands)
Allowance for Credit Losses:
Beginning balance	$—
Impact of adopting ASU 2016-13 (CECL) effective January 1, 2022	490
(Reversal of) credit losses	(490)
Balance at December 31, 2022	$—

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable in the Consolidated Statement of Financial Condition, which totaled $3.2 million at December 31, 2022, and is excluded from the estimate of credit losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Debt Securities Held to Maturity

Debt securities held to maturity at December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$49,871	$—	$(7,304)	$—	$42,567
Mortgage-backed securities and collateralized mortgage obligations	371,652	—	(43,828)	—	327,824
	$421,523	$—	$(51,132)	$—	$370,391

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$44,870	$—	$(759)	$44,111
Mortgage-backed securities and collateralized mortgage obligations	384,864	6,741	(927)	390,678
	$429,734	$6,741	$(1,686)	$434,789

The amortized cost and fair value of debt securities held to maturity at December 31, 2022, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	December 31, 2022
	Amortized Cost	Fair Value
	(In thousands)

More than one year to five years	$19,875	$18,399
More than five years to ten years	19,996	16,703
More than ten years	10,000	7,465
	49,871	42,567
Mortgage-backed securities and collateralized mortgage obligations	371,652	327,824
	$421,523	$370,391

Mortgage-backed securities and collateralized mortgage obligations totaling $371.7 million at amortized cost, and $327.8 million at fair value at December 31, 2022, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

During the year ended December 31, 2022, there were no sales, calls or maturities of debt securities held to maturity.

During the years ended December 31, 2021 and 2020, there were no sales of debt securities held to maturity. During the year ended December 31, 2021, proceeds from called debt securities held to maturity totaled $5.1 million, resulting in no gross gains or losses. During the year ended December 31, 2020, proceeds from called debt securities held to maturity totaled $20.0 million, resulting in no gross gains or losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Debt Securities Held to Maturity (continued)
Debt securities held to maturity having a carrying value of $228.8 million and $252.4 million, at December 31, 2022 and 2021, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at December 31, 2022 and 2021 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$4,956	$(44)	$37,611	$(7,260)	$42,567	$(7,304)
Mortgage-backed securities and collateralized mortgage obligations	275,107	(33,000)	52,717	(10,828)	327,824	(43,828)
	$280,063	$(33,044)	$90,328	$(18,088)	$370,391	$(51,132)

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$44,111	$(759)	$—	$—	$44,111	$(759)
Mortgage-backed securities and collateralized mortgage obligations	79,036	(927)	—	—	79,036	(927)
	$123,147	$(1,686)	$—	$—	$123,147	$(1,686)

The number of securities in an unrealized loss position at December 31, 2022 totaled 116, compared with 25 at December 31, 2021. All temporarily impaired securities were investment grade as of December 31, 2022 and 2021.

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities held to maturity. Accrued interest receivable on debt securities held to maturity is reported as a component of accrued interest receivable in the Consolidated Statement of Financial Condition, which totaled $1.0 million at December 31, 2022, and is excluded from the estimate of credit losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(6)    Equity Securities at Fair Value

The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, preferred stock in U.S. Government agencies, and a community reinvestment act qualifying bond fund which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at December 31, 2022 and 2021 was $3.4 million and $2.7 million, respectively.

The Company recorded a net decrease in the fair value of equity securities of $401,000 and $1.8 million during the years ended December 31, 2022 and 2021, respectively, as a component of non-interest income.

During the years ended December 31, 2022 and 2020, there were no sales of equity securities. During the year ended December 31, 2021, sales of equity securities totaled $1.4 million, resulting in gross gains of $383,000 and no gross losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses

Loans receivable at December 31, 2022 and 2021 are summarized as follows:

	December 31,
	2022	2021
	(In thousands)
Real estate loans:
One-to-four family	$2,860,184	$2,092,317
Multifamily	1,239,207	1,041,108
Commercial real estate	2,413,394	2,170,236
Construction	336,553	295,047
Commercial business loans	497,469	452,232
Consumer loans:
Home equity loans and advances	274,302	276,563
Other consumer loans	3,425	1,428
Total gross loans	7,624,534	6,328,931
Purchased credit-deteriorated loans	17,059	6,791
Net deferred loan costs, fees and purchased premiums and discounts	35,971	24,879
Loans receivable	$7,677,564	$6,360,601

The Company had no loans held-for-sale at December 31, 2022 and 2021. During the year ended December 31, 2022, the Company sold $2.7 million, $2.8 million, and $4.1 million of one-to-four family real estate loans, SBA loans included in the commercial business loans, and construction loans held-for sale, respectively, resulting in gross gains of $242,000 and gross losses of $64,000. During the year ended December 31, 2021, the Company sold $18.5 million, $19.1 million, $6.4 million, and $258.1 million of one-to-four family real estate loans and home equity loans, commercial real estate loans, construction loans, and commercial business and SBA loans held-for-sale, respectively, resulting in gross gains of $8.6 million and gross losses of $24,000. During the year ended December 31, 2020, the Company sold $111.8 million of one-to-four family real estate loans held-for-sale, resulting gross gains of $1.7 million and no gross losses.

During the years ended December 31, 2022 and 2021, no loans included in loans receivable were sold by the Company. During the year ended December 31, 2020, the Company sold $15.1 million, $13.0 million, and $7.6 million of one-to-four family real estate loans and home equity loans, construction loans, and commercial business loans, respectively, included in loans receivable, resulting in gross gains of $161,000 and no gross losses.

During the year ended December 31, 2022, the Company purchased $8.3 million of one-to-four family real estate loans from third parties. During the year ended December 31, 2021 the Company purchased $11.8 million of one-to-four family real estate loans and $73.6 million of commercial real estate loans from third parties. During the year ended December 31, 2020 there were no loans purchased by the Company.

At December 31, 2022 and 2021, commercial business loans included $1.6 million, and $44.9 million, respectively, in SBA Payroll Protection Program ("PPP") loans and net deferred fees related to these loans totaling $13,000 and $1.2 million, respectively.

At December 31, 2022 and 2021, the carrying value of loans serviced by the Company for investors was $497.1 million and $519.5 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition. Servicing income totaled $1.3 million, $1.5 million, and $1.4 million for the years ended December 31, 2022, 2021 and 2020.

The Company has entered into guarantor swaps with Freddie Mac which results in improved liquidity. During the year ended December 31, 2022, no loans were exchanged for Freddie Mac mortgage participation certificates. During the year ended December 31, 2021, the Company exchanged $99.6 million of loans for Freddie Mac mortgage participation certificates, resulting in gross gains of $2.3 million and no gross losses. During the year ended December 31, 2020, the Company exchanged $117.3 million of loans for a Freddie Mac mortgage participation certificates, resulting in gross gains of $3.5 million gross gains and no gross losses. The Company retained servicing of these loans.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The Company has granted loans to certain officers and directors of the Company and its subsidiaries and to their associates. At December 31, 2022 and 2021, such loans totaled approximately $9.3 million and $8.9 million, respectively. During the years ended December 31, 2022, 2021 and 2020 the Columbia Bank granted two new loans to a related party totaling $751,000, one new loan to a related party for $522,700, and.one new loan to a related party for $300,000, respectively. These loans are performing in accordance with their original terms.

The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCD loans, at December 31, 2022 and 2021:

	December 31, 2022
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$4,063	$1,149	$1,808	$7,020	$2,730	$2,853,164	$2,860,184
Multifamily	—	—	—	—	—	1,239,207	1,239,207
Commercial real estate	—	853	2,892	3,745	2,892	2,409,649	2,413,394
Construction	5,218	—	—	5,218	—	331,335	336,553
Commercial business loans	220	—	474	694	801	496,775	497,469
Consumer loans:
Home equity loans and advances	465	33	286	784	286	273,518	274,302
Other consumer loans	3	1	12	16	12	3,409	3,425
Total loans	$9,969	$2,036	$5,472	$17,477	$6,721	$7,607,057	$7,624,534

	December 31, 2021
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$3,131	$1,976	$373	$5,480	$1,416	$2,086,837	$2,092,317
Multifamily	—	—	—	—	—	1,041,108	1,041,108
Commercial real estate	2,189	—	1,561	3,750	1,561	2,166,486	2,170,236
Construction	—	—	—	—	—	295,047	295,047
Commercial business loans	412	—	203	615	761	451,617	452,232
Consumer loans:
Home equity loans and advances	108	53	81	242	201	276,321	276,563
Other consumer loans	—	4	—	4	—	1,424	1,428
Total loans	$5,840	$2,033	$2,218	10,091	$3,939	$6,318,840	$6,328,931

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. Non-accruing loans are returned to an accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At December 31, 2022 and 2021, non-accrual loans totaled $6.7 million and $3.9 million, respectively. Included in non-accrual loans at December 31, 2022 and 2021, are 7 and 10 loans totaling $1.2 million and $1.7 million which are less than 90 days in arrears.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

If non-accrual loans had performed in accordance with their original terms, interest income would have increased by $392,000, $190,000, and $426,000 for the years ended December 31, 2022, 2021 and 2020, respectively. The amount of cash basis interest income that was recognized on these loans during the years ended December 31, 2022, 2021 and 2020, was $161,000, $242,000, and $410,000, respectively.

At December 31, 2022, there were no loans past due 90 days or more still accruing interest. At December 31, 2021, there were no loans past due 90 days or more still accruing interest other than COVID-19 related loan forbearance and deferrals. In accordance with the CARES Act, these loans were not included in the aging of loans receivable by portfolio segment in the table above, and the Company continued to accrue interest income during the forbearance or deferral period.

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

At December 31, 2022 and 2021, loans acquired in the Stewardship Financial Corporation acquisition totaled $2.0 million and $2.7 million, respectively, PCD loans acquired in the Roselle Bank acquisition totaled $184,000 at both dates, and PCD loans acquired in the Freehold Bank acquisition totaled $3.7 million and $3.9 million, respectively. At December 31, 2022, loans acquired in the RSI Bank acquisition totaled $11.3 million. An initial allowance for credit losses of $633,000 was recorded through a gross-up adjustment to fair values of PCD loans related to the loans acquired in connection with the RSI Bank acquisition.

We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At December 31, 2022 and 2021, the Company had no real estate owned. At December 31, 2022 and 2021, we had two home equity loans and one residential mortgage loans, respectively, with carrying values of $81,000 and $87,000, respectively, collateralized by residential real estate which were in the process of foreclosure.

On January 1, 2022, the Company adopted CECL (ASC Topic 326), which replaced the historical incurred loss methodology with an expected loss methodology. The loan portfolio segmentation was expanded to seven portfolio segments taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. Disclosures at and for the period ended December 31, 2021, are presented in accordance with the expanded segmentation adopted in conjunction with CECL, when appropriate. The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans receivable. Accrued interest receivable on loans receivable is reported as a component of accrued interest receivable in the Consolidated Statement of Financial Condition, which totaled $29.4 million at December 31, 2022, and is excluded from the estimate of credit losses. Refer to note 2, Summary of Significant Accounting Policies for additional information on the adoption of Topic 326 and CECL methodology.

Although management believes that the Company has established and maintained the allowance for credit losses at appropriate levels, reserve levels may change if future economic, organizational, and portfolio conditions differ from the forecast. Management evaluates its estimates and assumptions on an ongoing basis, and the estimates and assumptions are adjusted when facts and circumstances necessitate a re-valuation of the estimate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Although management uses the best information available, the level of the allowance for credit losses remains an estimate that is subject to significant judgment.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The following tables summarize loans receivable (including PCD loans) and allowance for credit losses (previously the allowance for loan losses) by portfolio segment and impairment method at December 31, 2022 and 2021:

	December 31, 2022
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually analyzed loans	$201	$3	$99	$—	$10	$26	$—	$339
Collectively analyzed loans	11,591	7,874	17,961	6,415	6,876	1,654	10	52,381
Loans acquired with deteriorated credit quality	10	—	51	10	11	1	—	83
Total	$11,802	$7,877	$18,111	$6,425	$6,897	$1,681	$10	$52,803

Total loans:
Individually analyzed loans	$4,164	$457	$16,729	$—	$1,173	$697	$—	$23,220
Collectively analyzed loans	2,856,020	1,238,750	2,396,665	336,553	496,296	273,605	3,425	7,601,314
Loans acquired with deteriorated credit quality	2,158	—	13,116	1,040	496	249	—	17,059
Total loans	$2,862,342	$1,239,207	$2,426,510	$337,593	$497,965	$274,551	$3,425	$7,641,593

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

	December 31, 2021
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually analyzed loans	$258	$—	$97	$—	$16	$7	$—	$378
Collectively analyzed loans	8,540	7,741	16,017	8,943	20,198	866	6	62,311
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total	$8,798	$7,741	$16,114	$8,943	$20,214	$873	$6	$62,689

Total loans:
Individually analyzed loans	$5,184	$762	$15,830	$—	$1,806	$705	$—	$24,287
Collectively analyzed loans	2,087,133	1,040,346	2,154,406	295,047	450,426	275,858	1,428	6,304,644
Loans acquired with deteriorated credit quality	431	—	5,426	—	934	—	—	6,791
Total loans	$2,092,748	$1,041,108	$2,175,662	$295,047	$453,166	$276,563	$1,428	$6,335,722

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)
The following tables present the number of loans modified as TDRs during the years ended December 31, 2022, 2021 and 2020, along with their balances immediately prior to the modification date and post-modification. Post-modification recorded investment represents the net book balance immediately following modification.

	For the Years Ended December 31,
	2022			2021
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real estate loans:
One-to-four family	—	$—	$—	2	$285	$388
Commercial real estate	—	—	—	1	192	211
Consumer loans:
Home equity loans and advances	1	119	119	—	—	—
Total restructured loans	1	$119	$119	3	$477	$599

	For the Year Ended December 31,
	2020
	No. of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
		(Dollars in thousands)
Troubled Debt Restructurings
Real estate loans:
Commercial real estate	5	$17,022	$17,022
Commercial business loans	2	11,507	12,802
Total restructured loans	7	$28,529	$29,824

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The activity in the allowance for credit losses on loans for the years ended December 31, 2022, 2021 and 2020, are as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Balance at beginning of period	$62,689	$74,676	$61,709
Impact of Adopting ASU No. 2016-13 ("CECL") effective January 1, 2022	(16,443)	—	—
Initial allowance related to PCD loans	633	—	—
Provision for (reversal of) credit losses	5,969	(9,953)	18,447
Recoveries	593	1,530	823
Charge-offs	(638)	(3,564)	(6,303)
Balance at end of period	$52,803	$62,689	$74,676

The decrease in the reserves was primarily attributable to the impact of the adoption of ASU 2016-13, offset by an increase in loan balances and consideration of current and projected economic conditions.
The activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2022, 2021 and 2020, are as follows:

	For the Year Ended December 31, 2022
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Balance at beginning of period	$8,798	$7,741	$16,114	$8,943	$20,214	$873	$6	$62,689
Impact of adopting ASU No. 2016-13	(2,308)	(2,030)	(4,227)	(2,346)	(5,302)	(229)	(1)	(16,443)
Initial allowance related to PCD loans	131	—	474	3	19	6	—	633
Provision for (reversal of) credit losses	5,225	2,166	5,750	(175)	(8,052)	1,019	36	5,969
Recoveries	338	—	—	—	208	45	2	593
Charge-offs	(382)	—	—	—	(190)	(33)	(33)	(638)
Balance at end of period	$11,802	$7,877	$18,111	$6,425	$6,897	$1,681	$10	$52,803

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

	For the Year Ended December 31, 2021
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Balance at beginning of period	$13,586	$8,799	$21,882	$11,271	$17,384	$1,748	$6	$74,676
Provision for (reversal of) credit losses	(4,037)	(978)	(6,376)	(2,330)	4,384	(623)	7	(9,953)
Recoveries	22	216	1,015	2	219	56	—	1,530
Charge-offs	(773)	(296)	(407)	—	(1,773)	(308)	(7)	(3,564)
Balance at end of period	$8,798	$7,741	$16,114	$8,943	$20,214	$873	$6	$62,689

	For the Year Ended December 31, 2020
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Balance at beginning of period	$13,780	$6,434	$16,546	$7,435	$15,836	$1,669	$9	$61,709
Provision for (reversal of) credit losses	1,299	2,365	5,348	3,835	5,360	239	1	18,447
Recoveries	438	—	16	1	308	60	—	823
Charge-offs	(1,931)	—	(28)	—	(4,120)	(220)	(4)	(6,303)
Balance at end of period	$13,586	$8,799	$21,882	$11,271	$17,384	$1,748	$6	$74,676

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The following tables present individually analyzed loans by segment, excluding PCD loans, at December 31, 2022 and 2021:

	At December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$1,296	$1,644	$—
Multifamily	59	63	—
Commercial real estate	14,836	15,699	—
Commercial business loans	143	400	—
Consumer loans:
Home equity loans and advances	223	315	—
	16,557	18,121	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	2,868	2,887	201
Multifamily	398	397	3
Commercial real estate	1,893	1,896	99
Commercial business loans	1,030	1,030	10
Consumer loans:
Home equity loans and advances	474	474	26
	6,663	6,684	339
Total:
Real estate loans:
One-to-four family	4,164	4,531	201
Multifamily	457	460	3
Commercial real estate	16,729	17,595	99
Commercial business loans	1,173	1,430	10
Consumer loans:
Home equity loans and advances	697	789	26
Total loans	$23,220	$24,805	$339

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

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

Specific allocations of the allowance for credit losses attributable to individually analyzed loans totaled $339,000 and $378,000 at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, impaired loans for which there was no related allowance for credit losses totaled $16.6 million and $17.3 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The following table presents interest income recognized for individually analyzed loans by loan segment, excluding PCD loans, for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022		2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$4,385	$203	$5,738	$285	$7,946	$305
Multifamily	598	28	8,420	371	—	—
Commercial real estate	16,479	733	16,913	467	23,701	1,091
Commercial business loans	1,289	88	2,121	139	4,963	216
Consumer loans:
Home equity loans and advances	785	39	1,119	43	1,909	100
Totals	$23,536	$1,091	$34,311	$1,305	$38,519	$1,712

The recorded investment in TDRs totaled $19.9 million at December 31, 2022, of which one loan with a balance of $23,000 was over 90 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2022. The recorded investment in TDRs totaled $21.3 million at December 31, 2021, of which no loans were over 90 days past due, and one loan with a balance of $36,000 was 30-59 days past due. The remaining loans modified were current at the time of restructuring and have complied with the terms of their restructure agreement at December 31, 2021.

Management prepares an analysis each quarter that categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial business, etc.) and loan risk rating. The categorization of loans into risk categories is based upon relevant information about the borrower's ability to service their debt.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating, excluding PCD loans, at December 31, 2022 and 2021:

	Loans by Year of Origination at December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$829,363	$836,355	$294,721	$177,114	$125,057	$595,097	$—	$—	$2,857,707
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	641	—	681	320	835	—	—	2,477
Total One-to-Four Family	829,363	836,996	294,721	177,795	125,377	595,932	—	—	2,860,184

Multifamily
Pass	315,157	309,611	167,955	205,608	38,849	197,489	—	—	1,234,669
Special mention	—	—	—	—	—	4,538	—	—	4,538
Substandard	—	—	—	—	—	—	—	—	—
Total Multifamily	315,157	309,611	167,955	205,608	38,849	202,027	—	—	1,239,207

Commercial Real Estate
Pass	448,313	392,689	170,125	260,268	231,868	852,104	—	—	2,355,367
Special mention	—	478	1,843	892	15,498	20,939	—	—	39,650
Substandard	—	—	1,286	1,607	—	15,484	—	—	18,377
Total Commercial Real Estate	448,313	393,167	173,254	262,767	247,366	888,527	—	—	2,413,394

Construction
Pass	159,751	104,339	28,058	14,216	870	29,319	—	—	336,553
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Construction	$159,751	$104,339	$28,058	$14,216	$870	$29,319	$—	$—	$336,553

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business
Pass	$58,631	$32,880	$32,788	$20,705	$24,634	$27,277	$280,857	$—	$477,772
Special mention	—	110	63	1,137	1,030	38	10,761	—	13,139
Substandard	—	224	60	—	2,085	315	3,874	—	6,558
Total Commercial Business	58,631	33,214	32,911	21,842	27,749	27,630	295,492	—	497,469

Home Equity Loans and Advances
Pass	22,903	20,476	13,770	12,070	11,126	88,251	105,005	457	274,058
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	188	56	—	244
Total Home Equity Loans and Advances	22,903	20,476	13,770	12,070	11,126	88,439	105,061	457	274,302

Other Consumer Loans
Pass	2,669	87	100	102	30	96	341	—	3,425
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	2,669	87	100	102	30	96	341	—	3,425

Total Loans	$1,836,787	$1,697,890	$710,769	$694,400	$451,367	$1,831,970	$400,894	$457	$7,624,534

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$793,848	$298,815	$196,244	$138,215	$134,811	$525,615	$—	$—	$2,087,548
Special mention	—	—	—	—	—	203	—	—	203
Substandard	—	—	1,463	1,420	360	1,323	—	—	4,566
Total One-to-Four family	793,848	298,815	197,707	139,635	135,171	527,141	—	—	2,092,317

Multifamily
Pass	312,738	181,285	231,252	47,024	131,169	137,640	—	—	1,041,108
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Multifamily	312,738	181,285	231,252	47,024	131,169	137,640	—	—	1,041,108

Commercial Real Estate
Pass	381,222	161,136	278,581	241,669	222,752	803,945	—	—	2,089,305
Special mention	—	—	1,303	16,070	1,885	34,788	—	—	54,046
Substandard	—	386	—	1,561	1,276	23,662	—	—	26,885
Total Commercial Real Estate	381,222	161,522	279,884	259,300	225,913	862,395	—	—	2,170,236

Construction
Pass	107,070	77,549	37,498	41,591	28,814	2,418	—	—	294,940
Special mention	—	—	107	—	—	—	—	—	107
Substandard	—	—	—	—	—	—	—	—	—
Total Construction	$107,070	77,549	$37,605	$41,591	$28,814	$2,418	$—	$—	$295,047

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(8)    Office Properties and Equipment, net

Office properties and equipment less accumulated depreciation at December 31, 2022 and 2021 are summarized as follows:

	December 31,
	2022	2021
	(In thousands)

Land	$16,534	$12,900
Buildings	39,097	36,897
Land and building improvements	40,501	36,683
Leasehold improvements	23,555	22,636
Furniture and equipment	34,747	36,157
	154,434	145,273
Less accumulated depreciation and amortization	(70,557)	(66,565)
Total office properties and equipment, net	$83,877	$78,708

Land and building improvements at December 31, 2022 and 2021 included $4.5 million and $923,000, respectively, in construction in progress for the renovation of various office facilities. During the year ended December 31, 2022, the Bank acquired and sold $1.7 million included in buildings classified as held-for-sale.

Depreciation and amortization expense for the years ended December 31, 2022, 2021 and 2020, amounted to $7.3 million, $6.7 million, $6.5 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(9)    Leases

The Company leases real estate property for branches and office space. At December 31, 2022 and 2021, all of the Company's leases are classified as operating leases.

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

At December 31, 2022 and 2021, the weighted average remaining lease term for operating leases was 6.5 years and 7.0 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 2.35% and 2.13%, respectively.

The Company elected to account for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the years ended December 31, 2022 and 2021, operating and variable lease expenses totaled approximately $2.7 million and $2.4 million, respectively.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the years ended December 31, 2022 and 2021. At December 31, 2022, the Company had no leases which had not yet commenced.

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

	Lease Payment Obligations at December 31,
	2022	2021
	(In thousands)

One year or less	$4,290	$4,198
After one year to two years	3,745	3,950
After two years to three years	3,075	3,150
After three years to four years	2,773	2,479
After four years to five years	2,000	2,177
Thereafter	4,345	5,340
Total undiscounted cash flows	20,228	21,294
Discount on cash flows	(1,613)	(1,709)
Total lease liability	$18,615	$19,585

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(10)    Goodwill and Intangible Assets

Intangible assets at December 31, 2022 and 2021 are summarized as follows:

	December 31,
	2022	2021
	(In thousands)

Goodwill	$110,715	$85,324
Core deposit intangibles	13,505	5,214
Mortgage servicing rights	922	1,155
	$125,142	$91,693

Mortgage servicing rights' amortization expense for the years ended December 31, 2022, 2021, and 2020 amounted to $233,000, $266,000, and $130,000, respectively. Core deposit intangible amortization expense for the years ended December 31, 2022, 2021, and 2020 amounted to $2.0 million, $1.0 million and $1.0 million, respectively.

Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows:

Year Ended December 31,	Core Deposit Intangible Amortization
(In thousands)

2023	$2,350
2024	2,190
2025	2,018
2026	1,829
2027	1,615
Thereafter	3,503
Total	$13,505

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(11)    Deposits

Deposits at December 31, 2022 and 2021 are summarized as follows:

	December 31,
	2022		2021
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,806,152	—%	$1,712,061	—%
Interest-bearing demand	2,592,884	0.75	2,599,987	0.25
Money market accounts	718,524	0.93	657,156	0.22
Savings and club deposits	913,738	0.06	822,833	0.06
Certificates of deposit	1,969,861	2.16	1,778,179	0.73
Total deposits	$8,001,159	0.86%	$7,570,216	0.28%

Included in the above balance at December 31, 2021 are certificates of deposit obtained through brokers totaling $5.0 million that were acquired from Stewardship.

The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $1.1 billion and $932.4 million at December 31, 2022 and 2021, respectively.

Scheduled maturities of certificates of deposit accounts at December 31, 2022 and 2021 are summarized as follows:

	December 31,
	2022	2021
	(In thousands)

One year or less	$1,189,826	$1,087,631
After one year to two years	610,965	418,515
After two years to three years	92,120	143,950
After three years to four years	48,981	36,277
After four years	27,969	91,806
	$1,969,861	$1,778,179

Interest expense on deposits for the years ended December 31, 2022, 2021, and 2020 are summarized as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Demand (including money market accounts)	$13,900	$10,077	$15,556
Savings and club deposits	466	731	1,023
Certificates of deposit	13,512	18,301	38,667
	$27,878	$29,109	$55,246

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)    Borrowings

Borrowings at December 31, 2022 and 2021 are summarized as follows:

	December 31,
	2022	2021	2022	2021
	Balance		Weighted Average Interest Rate
	(In thousands)

FHLB advances	$1,090,159	$340,495	4.37%	1.17%
Notes payable	29,894	29,841	3.35	3.35
Junior subordinated debentures	6,994	6,973	7.69	3.07
	$1,127,047	$377,309	4.36%	1.38%

At December 31, 2022 and 2021, the Company had no outstanding overnight lines of credit with the FHLB. Interest expense on overnight advances for the years ended December 31, 2022, 2021, and 2020, were $1.9 million, $7,000, and $425,000, respectively.

At December 31, 2022, each of the Banks could borrow funds from the FHLB under an overnight advance program up to the Bank's maximum borrowing capacities based on their ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital. Additionally, at both December 31, 2022 and 2021, Columbia Bank had unused correspondent bank lines of credit with an aggregate overnight borrowing capacity of $339.0 million and $250.0 million, respectively, and Freehold Bank had an unused correspondent line of credit with an aggregate overnight borrowing capacity of $15.0 million.

At December 31, 2022, FHLB advances were at fixed rates with maturities between January 2023 and August 2027 and at December 31, 2021, FHLB advances were at fixed rates with maturities between January 2022 and August 2027. At December 31, 2022 and 2021, FHLB advances were collateralized by FHLB capital stock owned by each of the banks, and Columbia Bank loans with carrying values totaling $1.6 billion and $1.9 billion, respectively. At December 31, 2022 and 2021, FHLB advances were collateralized with Freehold loans with carrying values totaling $35.0 million and $25.1 million, respectively. Loans securing advances consists of one-to-four family, multifamily and commercial and home equity real estate loans. At December 31, 2022 and 2021, FHLB advances were also collateralized by Columbia securities with carrying values totaling $87.7 million and $148.1 million, respectively. At December 31, 2022 and 2021, FHLB advances were also collateralized by Freehold securities with carrying values totaling $28.3 million and $44.1 million, respectively. Interest expense on fixed rate FHLB advances for the years ended December 31, 2022, 2021, and 2020, were $11.5 million, $7.6 million, and $17.7 million, respectively.

At December 31, 2022 and 2021, short-term FHLB advances totaling $290.0 million and $190.0 million, respectively, were designated as hedged items as part of a cash flow hedging program. See note 21 for information regarding these transactions.

Scheduled maturities of FHLB advances at December 31, 2022 are summarized as follows:

Year Ended December 31, 2022
(In thousands)

One year or less	$676,420
After one year to two years	335,036
After two years to three years	67,454
After three years to four years	7,140
After four years	4,109
Total FHLB advances	$1,090,159

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)    Borrowings (continued)

During 2021, the Company entered into a $30.0 million unsecured term note with a third party at a fixed interest rate of 3.35% and a maturity date of December 21, 2024. At December 31, 2022 the carrying value of a term note was $29.9 million. Interest expense on the term note, for the years ended December 31, 2022 and 2021 were $1.1 million and $25,000, respectively.

During 2021, the Company also established a $30.0 million unsecured revolving credit facility with a third party at a variable rate indexed to the prime rate as published by the Wall Street Journal. During 2022, the Company utilized $6.5 million of the line and repaid in full as of December 31, 2022. Interest expense on the revolving credit facility for the year ended December 31, 2022 was $122,000. The Company did not draw on this facility during 2021.

At both December 31, 2022 and 2021, the carrying value of junior subordinated debt balances was $7.0 million. The balance outstanding at December 31, 2022 and 2021 represents debentures issued in 2003 by Stewardship Statutory Trust (the "Trust"), a statutory business trust that was acquired in the Stewardship merger. These floating rate debentures mature on September 17, 2033 and adjust quarterly at a rate of three month LIBOR plus 2.95%. At December 31, 2022 and 2021 the rate of interest was 7.69% and 3.07%, respectively. Interest expense for the years ended December 31, 2022, 2021, and 2020 were $370,000, $245,000, $295,000, respectively.

The balance of subordinated notes acquired in the Stewardship merger were prepaid in September 2020. The subordinated notes had a maturity date of August 25, 2025, and included a right of prepayment, without penalty, on or after August 28, 2020. Interest expense for the year ended December 31, 2020 was $448,000. There was no interest expense for the years ended December 31, 2022 and 2021.

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

Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of December 31, 2022 and 2021, each of the Company and the banks exceeded all capital adequacy requirements to which it is subject.

Based upon most recent notification from federal banking regulators, the banks were categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank's category.

The following tables present the Company's, Columbia Bank's and Freehold Bank's actual capital amounts and ratios at December 31, 2022 and 2021 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Stockholders' Equity (continued)

Regulatory Capital (continued)

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements With Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At December 31, 2022:
Total capital (to risk-weighted assets)	$1,145,331	15.39%	$595,313	8.00%	$781,348	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,085,665	14.59	446,484	6.00	632,520	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,078,448	14.49	334,863	4.50	520,899	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,085,665	10.68	406,643	4.00	406,643	4.00	N/A	N/A

At December 31, 2021:
Total capital (to risk-weighted assets)	$1,104,863	17.13%	$515,924	8.00%	$677,151	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,041,650	16.15	386,943	6.00	548,170	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,034,433	16.04	290,207	4.50	451,434	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,041,650	11.23	370,909	4.00	370,909	4.00	N/A	N/A

Columbia Bank
At December 31, 2022:
Total capital (to risk-weighted assets)	$1,019,850	14.12%	$577,656	8.00%	$758,173	10.50%	$722,070	10.00%
Tier 1 capital (to risk-weighted assets)	961,613	13.32	433,242	6.00	613,759	8.50	577,656	8.00
Common equity tier 1 capital (to risk-weighted assets)	961,613	13.32	324,931	4.50	505,449	7.00	469,345	6.50
Tier 1 capital (to adjusted total assets)	961,613	9.74	394,968	4.00	394,968	4.00	493,711	5.00

At December 31, 2021:
Total capital (to risk-weighted assets)	$962,137	15.39%	$500,127	8.00%	$656,417	10.50%	$625,159	10.00%
Tier 1 capital (to risk-weighted assets)	898,935	14.38	375,095	6.00	531,385	8.50	500,127	8.00
Common equity tier 1 capital (to risk-weighted assets)	898,935	14.38	281,322	4.50	437,611	7.00	406,353	6.50
Tier 1 capital (to adjusted total assets)	898,935	9.80	366,961	4.00	366,961	4.00	458,701	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Stockholders' Equity (continued)

Regulatory Capital (continued)

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements With Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Freehold Bank	(In thousands, except ratio data)
At December 31, 2022:
Total capital (to risk-weighted assets)	$44,725	22.92%	$15,609	8.00%	$20,486	10.50%	$19,511	10.00%
Tier 1 capital (to risk-weighted assets)	43,298	22.19	11,706	6.00	16,584	8.50	15,609	8.00
Common equity tier 1 capital (to risk-weighted assets)	43,298	22.19	8,780	4.50	13,657	7.00	12,682	6.50
Tier 1 capital (to adjusted total assets)	43,298	15.19	11,399	4.00	11,399	4.00	14,249	5.00

At December 31, 2021:
Total capital (to risk-weighted assets)	$41,549	22.87%	$14,534	8.00%	$19,076	10.50%	$18,168	10.00%
Tier 1 capital (to risk-weighted assets)	41,537	22.86	10,901	6.00	15,443	8.50	14,534	8.00
Common equity tier 1 capital (to risk-weighted assets)	41,537	22.86	8,176	4.50	12,717	7.00	11,809	6.50
Tier 1 capital (to adjusted total assets)	41,537	13.71	12,118	4.00	12,118	4.00	15,147	5.00

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

On December 6, 2021, the Company announced that its Board of Directors authorized the Company's fourth stock repurchase program to acquire up to 5,000,000 shares, or approximately 4.6%, of the Company's then issued and outstanding common stock, commencing upon the completion of the Company's third stock repurchase program. As of December 31, 2022, there were 349,534 shares remaining to be repurchased under this program.

On December 14, 2022 the Company announced that its Board of Directors authorized the Company's fifth stock repurchase program to acquire up to 3,000,000 shares, or approximately 2.7%, of the Company's then issued and outstanding common stock, commencing upon the completion of the Company’s fourth stock repurchase program. As of December 31, 2022, no shares have been purchased under this program.

During the years ended December 31, 2022, 2021, and 2020 the Company repurchased 4,464,405 shares at a cost of approximately $94.0 million, or $21.05 per share, and 6,055,119 shares at a cost of approximately $107.8 million, or $17.80 per share, and 7,587,142 shares at a cost of approximately $108.2 million, or $14.26 respectively, under these programs. Repurchased shares are held as treasury stock and are available for general corporate purposes.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan"), Post-retirement Plan, Split-Dollar Life Insurance Plans

The Company maintains a single employer, tax-qualified defined benefit pension plan (the "Pension Plan") which covers full-time employees that satisfy the Pension Plan's eligibility requirements. The benefits are based on years of service and the employee's average compensation for the highest five consecutive years of employment. Effective October 1, 2018, newly hired employees hired are not eligible to participate in Columbia Bank's Pension Plan as the plan has been closed to new employees as of that date.

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

The Company also maintains a Retirement Income Maintenance Plan (the "RIM" Plan), which is a non-qualified defined benefit plan which provides benefits to all employees of the Company if their benefits under the Pension Plan are limited by Internal Revenue Code 415 and 401(a)(17).

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

The Company also provides life insurance benefits to eligible employees under an endorsement split-dollar life insurance program. The Company recognizes a liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits post-retirement. Through its mergers, the Company recognized additional liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits post-retirement under those respective Bank's program.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, Split-Dollar Life Insurance Plans (cont'd)

The following table sets forth information regarding the Pension, RIM, Post-retirement and Split-Dollar Life Insurance Plans at December 31, 2022 and 2021:

	At December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$310,416	$312,440	$15,650	$16,530	$26,335	$30,621	$20,140	$19,981
Acquired	—	—	—	—	—	—	1,503	—
Service cost	6,466	8,044	372	398	346	520	511	562
Interest cost	9,510	7,317	389	343	600	562	612	500
Actuarial gain	(88,943)	(9,023)	(3,505)	(1,292)	(6,849)	(4,805)	(6,534)	(903)
Benefits paid	(15,317)	(8,362)	(296)	(329)	(649)	(563)	(255)	—
Benefit obligation at end of year	222,132	310,416	12,610	15,650	19,783	26,335	15,977	20,140

Change in plan assets:
Fair value of plan assets at beginning of year	492,132	411,907	—	—	—	—	—	—
Actuarial (loss) return on plan assets	(83,063)	53,587	—	—	—	—	—	—
Employer contributions	10,000	35,000	296	329	649	563	255	—
Benefits paid	(15,317)	(8,362)	(296)	(329)	(649)	(563)	(255)	—
Fair value of plan assets at end of year	403,752	492,132	—	—	—	—	—	—
Funded status at end of year	$181,620	$181,716	$(12,610)	$(15,650)	$(19,783)	$(26,335)	$(15,977)	$(20,140)

At December 31, 2022 and 2021, the unfunded liability for the RIM Plan and Post-retirement Plan of $12.6 million and $19.8 million, and $15.7 million and $26.3 million, respectively, were included in other liabilities in the Consolidated Statements of Financial Condition, and the over-funded pension benefits associated with the Pension Plan totaling $181.6 million and $181.7 million respectively, were included in other assets in the Consolidated Statements of Financial Condition.

The significant increase in actuarial gains related to the change in benefit obligations for the year ended December 31, 2022 resulted from a substantial increase in discount rates.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, Split-Dollar Life Insurance Plans (cont'd)

The components of accumulated other comprehensive income related to the Pension Plan, RIM Plan, and Post-retirement Plan and Split-Dollar Life Insurance Plans on a pre-tax basis, at December 31, 2022, 2021, and 2020, are summarized in the following table:

	At December 31,
	2022				2021
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
	(In thousands)

Unrecognized prior service costs	$—	$—	$—	$294	$—	$—	$—	$350
Unrecognized net actuarial loss (income)	60,970	1,781	(161)	(65)	38,909	5,730	6,999	7,071
Total accumulated other comprehensive loss (income)	$60,970	$1,781	$(161)	$229	$38,909	$5,730	$6,999	$7,421

	At December 31, 2020
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
	(In thousands)

Unrecognized prior service costs	$—	$—	$—	$405
Unrecognized net actuarial loss	76,686	7,686	12,417	8,741
Total accumulated other comprehensive loss	$76,686	$7,686	$12,417	$9,146

Net periodic (income) benefit cost for the Pension Plan, RIM Plan, Post-retirement Plan and Split-Dollar Life Insurance plan benefits for the years ended December 31, 2022 and 2021, and 2020, includes the following components:

	For the Year Ended December 31, 2022
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$6,466	$372	$346	$511	Compensation and employee benefits
Interest cost	9,510	389	600	612	Other non-interest expense
Expected return on plan assets	(29,262)	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	56	Other non-interest expense
Net loss	1,320	444	311	602	Other non-interest expense
Net periodic (income) benefit cost	$(11,966)	$1,205	$1,257	$1,781

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, Split-Dollar Life Insurance Plans (cont'd)

The weighted average actuarial assumptions used in the plan determinations at and for the years ended December 31, 2022, 2021, and 2020 were as follows:

	At and For the Years Ended December 31, 2022
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
Weighted average assumptions used to determine benefit obligation:
Discount rate	5.260%	5.210%	5.180%	5.310%
Rate of compensation increase	3.750	3.750	N/A	3.750
Weighted average assumptions used to determine net periodic benefit cost:
Discount Rates:
Benefit obligation	3.140%	2.970%	2.900%	3.300%
Remeasurement rate	4.860	N/A	N/A	N/A
Service cost	3.320	3.160	3.190	3.490
Remeasurement rate	4.950	N/A	N/A	N/A
Interest cost	2.660	2.520	2.340	2.950
Remeasurement rate	4.580	N/A	N/A	N/A
Expected rate of return on plan assets	6.200	N/A	N/A	N/A
Remeasurement rate	7.000	N/A	N/A	N/A
Rate of compensation increase	3.750	3.750	N/A	3.750

	At and For the Years Ended December 31, 2021
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
Weighted average assumptions used to determine benefit obligation:
Discount rate	3.140%	2.970%	2.900%	3.220%
Rate of compensation increase	3.750	3.750	N/A	3.750
Weighted average assumptions used to determine net periodic benefit cost:
Discount Rates:
Benefit obligation	2.920%	2.670%	2.590%	3.010%
Remeasurement rate	3.200	N/A	N/A	N/A
Service cost	3.210	2.930	2.960	3.260
Remeasurement rate	3.460	N/A	N/A	N/A
Interest cost	2.280	2.100	1.880	2.530
Remeasurement rate	2.550	N/A	N/A	N/A
Expected rate of return on plan assets	6.200	N/A	N/A	N/A
Rate of compensation increase	3.750	3.750	N/A	3.750

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

The Company provides its actuaries with certain rate assumptions used in measuring the respective benefit obligations. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year's consolidated financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company's pension and post-retirement plans.

The Company compares this rate to certain market indices, such as long-term treasury bonds, or pension liability indices, for reasonableness. The Company's expected return on plan assets assumption is based on historical investment return rate experience, evaluation of input from the trustee managing the pension plan's assets and Columbia Bank's Pension Committee which has responsibility for managing these assets. The expected return on pension plan assets is also impacted by the target allocation of assets, which is based on the Company's goal of earning the highest rate of return while maintaining risk at acceptable levels.

Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years and thereafter are as follows:

For the Year Ended December 31,	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
	(In thousands)

2023	$9,842	$431	$1,325	$427
2024	10,610	604	1,390	463
2025	11,331	735	1,458	508
2026	11,989	795	1,527	566
2027	12,653	829	1,571	624
2028 - 2032	73,758	4,628	7,683	3,774

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, Split-Dollar Life Insurance Plans (cont'd)

The weighted average asset allocation of pension assets at December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021

Domestic equities	38.4%	44.2%
Foreign equities	11.1	12.2
Fixed income	49.0	40.7
Real estate	—	2.4
Cash	1.5	0.5
Total	100.0%	100.0%

Management, under the direction of Columbia Bank's Pension Committee, strives to have pension assets sufficiently diversified so that adverse or unexpected results from one security class will not have a significant detrimental impact on the entire portfolio. The target allocation of assets and acceptable ranges around the targets are as follows:

Allowable Range
Equities	35-70%
Fixed income	40-60%
Real estate	0-10%
Cash	0-15%

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, Split-Dollar Life Insurance Plans (cont'd)

The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the Statements of Net Assets Available for Plan Benefits at December 31, 2022 and 2021, respectively. A financial instrument's level within the fair value hierarchy's is based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2022
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Money market mutual funds	$6,247	$6,247	$—	$—
Mutual funds - value stock fund	32,764	32,764	—	—
Mutual funds - fixed income	197,680	197,680	—	—
Mutual funds - international stock	44,833	44,833	—	—
Mutual funds - institutional stock index	122,228	122,228	—	—
	$403,752	$403,752	$—	$—

	December 31, 2021
		Fair Value Measurements
	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Money market mutual funds	$2,537	$2,537	$—	$—
Mutual funds - value stock fund	36,477	36,477	—	—
Mutual funds - fixed income	200,349	200,349	—	—
Mutual funds - international stock	60,042	60,042	—	—
Mutual funds - institutional stock index	181,013	181,013	—	—
Commingled real estate funds	11,714	—	11,714	—
	$492,132	$480,418	$11,714	$—

Money market and other mutual funds are reported at fair value in the tables above utilizing exchange quoted prices in active markets for identical instruments (Level 1 inputs). The commingled real estate funds are reported at their respective net asset values (Level 2 inputs).

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan and Post-retirement Plan Acquired-RSI

Through the acquisition of the RSI Entities on May 1, 2022, the Company acquired a funded pension plan and a non-funded post-retirement plan. The benefits are based on years of service and the employee’s compensation, as defined. The Plan was amended effective March 31, 2011, to freeze the Plan so that no employee shall commence or recommence participation in the Plan, that there shall be no further benefit accruals under the Plan, and that compensation received after the effective date shall not be recognized for any purpose under the Plan. The defined benefit post-retirement healthcare plan covers substantially all retirees and employees.

The following table sets forth information regarding the Pension Plan and Post-retirement Plan at December 31, 2022:

	At December 31,
	2022	2022
	Pension Plan	Post-retirement Plan
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$—	$—
Acquired	7,202	3,163
Service cost	—	93
Interest cost	198	93
Actuarial gain	(1,009)	(1,298)
Benefits paid	(129)	(4)
Settlements	(205)	—
Benefit obligation at end of year	6,057	2,047

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Acquired	7,819	—
Actuarial return on plan assets	(424)	—
Employer contributions	—	4
Benefits paid	(129)	(4)
Settlements	(205)	—
Fair value of plan assets at end of year	7,061	—
Funded status at end of year	$1,004	$(2,047)

At December 31, 2022, the unfunded liability for the Post-retirement Plan of $2.0 million was included in other liabilities in the Consolidated Statements of Financial Condition, and the over-funded pension benefits associated with the Pension Plan totaling $1.0 million, was included in other assets in the Consolidated Statements of Financial Condition.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan and Post-retirement Plan Acquired-RSI (cont'd)

The components of accumulated other comprehensive income related to the Pension Plan and Post-retirement Plan on a pre-tax basis, at December 31, 2022 are summarized in the following table:

	At December 31, 2022
	Pension Plan	Post-retirement Plan
	(In thousands)

Unrecognized prior service costs	$—	$—
Unrecognized net actuarial (income)	(281)	(868)
Total accumulated other comprehensive (income)	$(281)	$(868)

Net periodic (income) benefit cost for the Pension Plan and Post-retirement Plan for the year ended December 31, 2022 includes the following components:

	For the Year Ended
	December 31, 2022
	Pension Plan	Post-retirement Plan	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$—	$93	Compensation and employee benefits
Interest cost	198	93	Other non-interest expense
Expected return on plan assets	(295)	—	Other non-interest expense
Settlements/curtailments	(10)	(430)	Other non-interest expense
Net periodic (income) benefit cost	$(107)	$(244)

The weighted average actuarial assumptions used in the assumed determinations at and for the year ended December 31, 2022 were as follows:

	At and For the Years Ended December 31, 2022
	Pension Plan	RIM Plan
Weighted average assumptions used to determine benefit obligation:
Discount rate	5.240%	5.360%
Rate of compensation increase	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost:
Discount Rates:
Benefit obligation	4.210%	4.580%
Expected rate of return on plan assets	5.750%	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan and Post-retirement Plan Acquired-RSI (cont'd)

Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years and thereafter are as follows:

For the Year Ended December 31,	Pension Plan	Post-retirement Plan
	(In thousands)

2023	$209	$15
2024	224	27
2025	237	37
2026	260	45
2027	308	54
2028 - 2032	2,058	407

The weighted average asset allocation of pension assets at December 31, 2022 were as follows:

December 31,
2022

Equities	66.8%
Fixed income	32.2
Cash	1.0
Total	100.0%

The long-term investment objectives of the plan are to maintain plan assets at a level that will sufficiently cover long-term obligations and to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow. A broadly diversified combination of equity and fixed income portfolios and various risk management techniques are used to help achieve these objectives. The Plan's asset allocation targets are as follows:

Targets
Equities	65%
Fixed income	34%
Cash	1%

The investment goal is to achieve investment results that will contribute to the proper funding of the pension plan by exceeding the rate of inflation over the long-term. In addition, investment managers for the trust are expected to provide above average performance when compared to their peer managers. Performance volatility is also monitored. Risk / volatility is further managed by the distinct investment objectives of each of the trust funds and the diversification within each fund.

The long-term rate-of-return-on-assets assumption was based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Plan’s target allocation of asset classes.

The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the Statements of Net Assets Available for Plan Benefits at December 31, 2022. A financial instrument's level within the fair value hierarchy's is based on the lowest level of input that is significant to the fair value measurement.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan and Post-retirement Plan Acquired-RSI (cont'd)

	December 31, 2022
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Money market mutual fund	$70	$70	$—	$—
Equities - long term growth	4,720	—	4,720	—
Fixed income - long duration	2,271	—	2,271	—
	$7,061	$70	$6,991	$—

Money market funds are reported at fair value in the table above utilizing exchange quoted prices in active markets for identical instruments (Level 1 inputs). The other investments are reported at their respective net asset values (Level 2 inputs).

Bank-owned life insurance ("BOLI")

The Company has BOLI which is a tax-advantaged transaction that is used to partially fund obligations associated with employee compensation and benefit programs. Policies are purchased insuring officers of the Company using a single premium method of payment. BOLI is accounted for using the cash surrender value and the increase in cash surrender value is included in non-interest income in the Consolidated Statements of Income. At December 31, 2022 and 2021, the Company had $264.9 million and $247.5 million, respectively, in BOLI. BOLI income for the years ended December 31, 2022, 2021, and 2020 was $7.4 million, $6.0 million, and $6.6 million, respectively.

Savings Income Maintenance Deferred Compensation Plan (the "SIM Plan")

Columbia Bank also maintains a non-qualified defined contribution plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the 401(k) Plan under tax law limits for tax-qualified plans. The contribution expense for the years ended December 31, 2022, 2021, and 2020 was approximately $73,000, $12,000, and $4,000, respectively.

401(k) Plans

Columbia Bank and Freehold Bank both have a 401(k) plan covering substantially all employees of each Bank. Columbia Bank may match a percentage of the first 3.00% to 4.50% contributed by participants. Columbia’s matching contribution, if any, is determined by the Board of Directors in its sole discretion. Freehold does not presently match any portion, but provided an annual match, as determined by their Board Directors, of $204,000 and $213,000 for the years ended December 31, 2022 and 2021. The Company expense for the years ended December 31, 2022, 2021, and 2020 was approximately $2.4 million, $2.1 million, and $1.7 million, respectively.

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

Each year, Columbia Bank makes discretionary contributions to the ESOP, which are equal to principal and interest payments required on the term loan. Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and is held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released form the suspense account are allocated among the participants on the basis of compensation, as described by the ESOP in the year of allocation.

The ESOP shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares during the year, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense for the years ended December 31, 2022, 2021, and 2020 was $4.9 million, $4.1 million and $3.2 million, respectively.

The ESOP shares were as follows:

	At December 31,
	2022	2021
	(In thousands)

Allocated shares	1,005	802
Unearned shares	3,475	3,702
Total ESOP shares	4,480	4,504
Fair value of unearned ESOP shares	$75,129	$77,226

SERP Plans

Columbia Bank has a SERP, which is a non-qualified plan which provides supplemental retirement benefits to eligible officers (those designated by the Board of Directors) of the Company who are prevented from receiving the full benefits contemplated by the ESOP's benefit formulas under tax law limits for tax-qualified plans. SERP compensation expense for the years ended December 31, 2022, 2021, and 2020 was $455,000, $348,000, and $215,000, respectively.

Through the acquisition of Roselle, the Company acquired a non-contributory defined benefit supplemental executive retirement plan with the only participant being the former president of Roselle Bank. For the years ended December 31, 2022, 2021, and 2020 the Company recorded a net periodic benefit cost of $12,000, $9,000, and $11,000, respectively, in connection with this plan.

Freehold Bank has a non-contributory defined benefit supplemental executive plan with the only participant being the former president of Freehold Bank. For the years ended December 31, 2022 and 2021, the Company recorded a net periodic benefit cost of $8,000 and $1,000 in connection with this plan.

Through the acquisition of RSI Bank, the Company acquired a non-contributory defined benefit supplemental executive retirement plan with the only participant being the former president of RSI Bank. For the year ended December 31, 2022, the Company recorded a net periodic benefit cost of $38,000.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14)    Employee Benefit Plans (continued)

Director Retirement Income Plan

Freehold Bank maintains a Director Retirement Income Plan, which provides directors a benefit equal to $12,000 per annum, payable in equal installments over 120 months when the director reaches Emeritus Age as defined by the plan. At December 31, 2022 and 2021, the Company had an accrued liability of $390,000 and $459,000, respectively, related to this plan. For the years ended December 31, 2022 and 2021, the net periodic benefit cost recorded in connection with this plan was $9,000 and $1,000, respectively.

Director Deferred Retirement Plan

Freehold Bank maintains a Director Deferred Retirement Plan, which provides directors a portion of their deferred director fees and a 10% return on all deferrals, payable in monthly installments over 120 months, when the director reaches benefit eligibility age as defined by the plan. At December 31, 2022 and 2021, the Company had an accrued liability of $399,000 and $765,000, respectively, related to this plan. For the years ended December 31, 2022 and 2021, there was no expense recorded under this plan.

Executive Incentive Retirement Plan

Through the acquisition of RSI, the Company acquired an executive incentive retirement plan. At December 31, 2022, the Company had an accrued liability of $257,000, related to this plan. For the year ended December 31, 2022, the expense recorded in connection with this plan was $7,000.

Board of Directors and Executive Deferred Compensation Plan and Key Life Insurance Plan

Through the acquisition of RSI, the Company acquired a deferred compensation plan for the former Board of Directors and executives. Under the terms of the plan, for directors who elected not to receive directors fees for a period of five years, their fees were used to purchase Key insurance on the life of each director in the amount calculated to meet the Company's obligations under the plan. Benefits payable under the plan, which accrue in accordance with a ten-year schedule, consist of monthly payments commencing at age 65 or five years from the date the plan was implemented for those participants who already reached age 65. At December 31, 2022, the Company had an accrued liability of $351,000, related to this plan. For the year ended December 31, 2022, the expense recorded in connection with this plan was $8,000.

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

On October 31, 2022, 38,730 shares of restricted stock were awarded, with a grant date fair value of $20.54 per share. To fund the grant of restricted common stock, the Company issued shares from authorized unissued shares.

On November 21, 2022, 13,722 shares of restricted stock were awarded, with a grant date fair value of $21.86 per share. To fund the grant of restricted common stock, the Company issued shares from authorized unissued shares.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14)    Employee Benefit Plans (continued)

Stock Based Compensation (continued)

On December 19, 2022, 18,984 shares of restricted stock were awarded, with a grant date fair value of $21.07 per share. To fund the grant of restricted common stock, the Company issued shares from authorized unissued shares.

    Restricted shares granted under the 2019 Plan generally vest in equal installments, over the performance or service periods ranging from 1 year to 5 years, beginning 1 year from the date of grant. A portion of restricted shares previously awarded were performance awards, which vested upon the satisfactory attainment of certain corporate financial targets during the year ended December 31, 2022. Management recognizes compensation expense for the fair value of restricted shares on a straight line basis over the requisite performance or service period. During the years ended December 31, 2022, 2021, and 2020, approximately $4.3 million, $5.7 million, and $5.6 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 430,954 non-vested restricted shares outstanding at December 31, 2022 is approximately $6.0 million over a weighted average period of 1.8 years.

    The following is a summary of the Company's restricted stock activity during the years ended December 31, 2022 and 2021:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2021	1,263,169	$15.66
Grants	50,203	17.86
Vested	(193,528)	15.58
Forfeited	(65,509)	15.62
Non-vested at December 31, 2021	1,054,335	$15.78
Grants	123,182	21.29
Vested	(677,886)	15.73
Forfeited	(68,677)	16.54
Non-vested at December 31, 2022	430,954	$17.31

On March 22, 2021, options to purchase 109,654 shares of Company common stock were awarded with a grant date fair value of $4.91 per option. Stock options granted under the 2019 Plan vest in equal installments over the service period of three years beginning one year from the date of grant. These stock options were granted at an exercise price of $17.86, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of six years, risk-free rate of return of 1.11%, volatility of 25.98%, and a dividend yield of 0.00%.

On March 21, 2022, options to purchase 130,951 shares of Company common stock were awarded with a grant date fair value of $6.51 per option. Stock options granted under the 2019 Plan vest in equal installments over the service period of three years beginning one year from the date of grant. These stock options were granted at an exercise price of $21.79, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of seven years, risk-free rate of return of 2.34%, volatility of 25.31%, and a dividend yield of 0.00%.

On October 31, 2022, options to purchase 173,766 shares of Company common stock were awarded with a grant date fair value of $7.22 per option. Stock options granted under the 2019 Plan vest in equal installments over the service period of three years beginning one year from the date of grant. These stock options were granted at an exercise price of $20.54, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of six years, risk-free rate of return of 4.19%, volatility of 26.25%, and a dividend yield of 0.00%.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14)    Employee Benefit Plans (continued)

Stock Based Compensation (continued)

On December 19, 2022, options to purchase 58,912 shares of Company common stock were awarded with a grant date fair value of $6.79 per option. Stock options granted under the 2019 Plan generally vest in equal installments over the service period of one year beginning one year from the date of grant. These stock options were granted at an exercise price of $21.07, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of approximately 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 5.5 years, risk-free rate of return of 3.71%, volatility of 26.11%, and a dividend yield of 0.00%.

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

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the years ended December 31, 2022, 2021, and 2020, approximately $3.2 million, $3.2 million, and $3.2 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 1,623,998 non-vested options outstanding at December 31, 2022 is $6.4 million over a weighted average period of 2.6 years.

The following is a summary of the Company's option activity during the years ended December 31, 2022 and 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2021	3,708,628	$15.66	8.6	$—
Granted	109,654	17.86	—	—
Exercised	(28,522)	15.60	—	—
Expired	(20,894)	15.60	—	—
Forfeited	(131,324)	15.66	—	—
Outstanding, December 31, 2021	3,637,542	$15.78	7.6	$18,654,905
Granted	363,629	21.08	—	—
Exercised	(315,703)	15.76	—	—
Expired	(10,116)	15.60	—	—
Forfeited	(238,483)	16.20	—	—
Outstanding, December 31, 2022	3,436,869	$16.26	6.9	$18,435,239
Options exercisable at December 31, 2022	1,812,871	$15.68	6.6	$10,767,256

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

During the years ended December 31, 2022 and 2021, the aggregate intrinsic value of options exercised was $1.8 million and $59,991. There were no stock option exercises during the year ended December 31, 2020.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)    Income Taxes

The components of income tax expense for the years ended December 31, 2022, 2021, and 2020 are as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Current:
Federal	$13,253	$12,443	$5,072
State	4,681	3,980	3,844
Total current	17,934	16,423	8,916

Deferred:
Federal	9,222	12,594	9,847
State	3,547	5,115	(109)
Total deferred	12,769	17,709	9,738
Total income tax expense	$30,703	$34,132	$18,654

The Company reported deferred tax expense (benefit) of $53.4 million, $8.0 million, and $(5.6) million for the years ended December 31, 2022, 2021, and 2020, respectively, related to the unrealized gains (losses) on securities available for sale, which is reported in accumulated other comprehensive income (loss), net of tax. Additionally, the Company recorded a deferred tax (benefit) expense of $749,000, $1.1 million, and $900,000, respectively, related to the reclassification adjustment of actuarial net (loss) gain on employee benefit obligations, which is reported in accumulated other comprehensive income, net of tax. Deferred tax assets and/or liabilities for the years ended December 31, 2022, 2021, and 2020 also includes $9.6 million, $1.5 million, and $5.4 million respectively, recorded as a result of purchase accounting related to the RSI, Freehold, Roselle and Stewardship acquisitions. Deferred tax assets for the year ended December 31, 2022 also includes $2.4 million related to the adoption of CECL on January 1, 2022.

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory federal income tax rate of 21% is as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Tax expense at applicable statutory rate	$24,544	$26,498	$16,013
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	6,449	7,185	2,951
ESOP fair market value adjustment	540	375	187
Tax exempt interest income	(31)	(15)	(11)
Income from Bank-owned life insurance	(1,179)	(863)	(1,075)
Dividend received deduction	(10)	(14)	(9)
Non-deductible merger-related expenses	40	53	42
Other, net	350	913	556
Total income tax expense	$30,703	$34,132	$18,654

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)    Income Taxes (continued)

The net deferred tax asset/liability is included in other assets/liabilities in the Consolidated Statements of Financial Condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are as follows:

	At December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$14,990	$17,486
Post-retirement benefits	6,002	5,974
Deferred compensation	3,619	3,519
Retirement Income Maintenance plan	3,062	2,767
ESOP	990	810
Stock-based compensation	2,386	2,288
Reserve for uncollected interest	35	28
Net unrealized losses on debt securities and defined benefit plans	70,060	17,809
Federal and State NOLs	13,333	9,667
Alternative minimum assessment carryforwards	2,156	2,156
Charitable contribution carryforward	3,514	4,529
Purchase accounting	2,805	1,551
Lease liability	5,264	5,462
Other items	7,002	4,077
Gross deferred tax assets	135,218	78,123
Valuation allowance	(1,965)	(1,965)
	133,253	76,158
Deferred tax liabilities:
Pension expense	68,825	61,530
Depreciation	5,945	6,655
Deferred loan costs	14,724	10,630
Intangible assets	1,616	1,594
Lease right-of-use asset	4,958	5,191
Other items	286	307
Total gross deferred tax liabilities	96,354	85,907
Net deferred tax asset (liability)	$36,899	$(9,749)

Retained earnings at December 31, 2022 and 2021 includes approximately $21.5 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders.

Management believes that not all existing net deductible temporary differences that comprise the net deferred tax asset will reverse during periods in which the Company generates sufficient net taxable income. Accordingly, management has established a valuation allowance. Significant changes in the Company's operations and or economic conditions could affect the benefits of the recognized net deferred tax assets. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets and that it is more likely than not that the benefits from certain state temporary differences will not be realized, and therefore, a valuation allowance was established for the portion of the state tax benefit that is not more likely than not to be realized. At both December 31, 2022 and 2021, the Company's valuation allowance totaled $2.0 million. Based upon projections of future taxable income and the ability to carryforward net operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)    Income Taxes (continued)

The Company had federal net operating losses from the acquisition of Roselle of approximately $7.8 million and $9.9 million at December 31, 2022 and 2021, respectively. Roselle net operating losses are subject to a 20 year carryforward. The Company also had federal net operating losses from the acquisition of RSI of approximately $8.6 million at December 31, 2022. RSI net operating losses have an indefinite carryover subject to an 80% taxable income utilization. These net operating losses are subject to an annual limitation under Code Section 382 and will begin to expire in 2036 if not used.

The Company had New Jersey net operating loss carryforwards of $147.0 million and $116.1 million, respectively, at December 31, 2022 and 2021. If not utilized, these carryforwards will expire periodically through 2042. At both December 31, 2022 and 2021, the Company had approximately $2.2 million of New Jersey AMA Tax Credits. These credits do not expire.

The Company files income tax returns in the United States federal jurisdiction and in the states of New Jersey, New York and Pennsylvania. At December 31, 2022, the Company is no longer subject to federal income tax examination for the years prior to 2019. Columbia Bank MHC and its subsidiaries' New York returns are currently under audit for the tax years 2016 through 2019. The Company is open for examination by the State of New Jersey for years after 2018 and by the State of Pennsylvania for years after 2017.

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

At December 31, 2022 and 2021, the following commitments existed which are not reflected in the Consolidated Statements of Financial Condition:

	December 31,
	2022	2021
	(In thousands)
Loan commitments:
Residential real estate	$55,852	$115,998
Multifamily real estate	50,175	19,770
Commercial real estate	17,621	54,178
Commercial business	24,846	27,773
Construction	100,430	58,069
Consumer including home equity loans and advances	5,477	9,154
Total loan commitments	$254,401	$284,942

Unused lines of credit consisting of home equity lines, and undisbursed business and construction lines totaled approximately $1.2 billion and $899.2 million as of December 31, 2022 and 2021, respectively. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates that fluctuate with the base rate.

The Company uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.

The Company principally grants residential real estate loans, multifamily real estate loans, commercial real estate loans, construction loans, commercial business loans, home equity loans and advances and other consumer loans to borrowers primarily throughout New Jersey, New York and Pennsylvania, and to a much lesser extent in a few other east coast states. Its borrowers' abilities to repay their obligations are dependent upon various factors, including the borrowers' income and net worth, cash flows generated by the underlying collateral, if any, or from business operations, value of the underlying collateral and priority of the Company's lien on the property. These factors are dependent on various economic conditions and circumstances beyond the Company's control, and as a result, the Company is subject to the risk of loss. The Company believes that its lending policies and procedures adequately minimize the potential exposure to such risks and adequate provisions for loan losses are provided for all probable and estimable losses. In the normal course of business, the Company sells residential real estate loans to third parties. These loan sales are subject to customary representations and warranties. In the event that the Company is found to be in breach of these representations and warranties, it may be obligated to repurchase certain of these loans.

The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to the Company's borrowings. These derivatives were used to hedge the variability in cash flows associated with certain short-term funding transactions. The fair value of the derivatives as of December 31, 2022 and 2021 was a net liability of $684,000 and $7.9 million, respectively, net of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(16)    Financial Transactions with Off-Balance-Sheet Risk and Concentrations of Credit Risk (continued)

In connection with its mortgage banking activities, at December 31, 2022 and 2021 the Company had no commitments to sell loans, and no commitments classified as held-for-sale.

The Company is also a party to standby letters of credit, which are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees generally extend for a term of up to one year and may be secured or unsecured. The balance of standby letters of credit totaled $20.4 million and $12.9 million at December 31, 2022 and 2021, respectively.

The FHLB also has issued an irrevocable standby letter of credit totaling $600,000 at December 31, 2022 and 2021, respectively, for the purposes of collateralizing Freehold Bank's retention of New Jersey public funds on deposit as required by the New Jersey Governmental Unit Deposit Protection Act. This letter is renewable on an annual basis and is securitized by Freehold Bank's available borrowing line at the FHLB.

The Company and its subsidiaries are also party to litigation which arises primarily in the ordinary course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the consolidated financial position of the Company.

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses on off-balance-sheet exposures is reported in other liabilities in the Consolidated Statements of Financial Condition. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as unfunded commitments. At December 31, 2022, the balance of the allowance for credit losses on unfunded commitments, included in other liabilities, totaled $7.0 million. The Company recorded a reversal of provision for credit losses on unfunded commitments, included in other non-interest expense in the Consolidated Statements of Income, of $1.2 million for the year ended December 31, 2022.
The following table presents the activity in the allowance for credit losses on off-balance-sheet exposures for year ended December 31, 2022:

Year Ended
December 31, 2022
(In thousands)
Allowance for Credit Losses:
Balance at January 1, 2022	$524
Impact of adopting ASU 2016-13 ("CECL") effective January 1, 2022	7,674
(Reversal of) provision for credit losses	(1,228)
Balance at December 31, 2022	$6,970

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis as of December 31, 2022 and 2021.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Fair Value Measurements (continued)

Derivatives

The Company records all derivatives included in other assets and liabilities in the Consolidated Statements of Financial Condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. See note 21 for disclosures related to the accounting treatment for derivatives.

The fair value of the Company's derivatives is determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.

The following tables present the assets and liabilities reported in the Consolidated Statements of Financial Condition at their fair values as of December 31, 2022 and 2021, by level within the fair value hierarchy:

	December 31, 2022
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$63,566	$55,178	$8,388	$—
Mortgage-backed securities and collateralized mortgage obligations	1,181,727	—	1,181,727	—
Municipal obligations	3,575	—	897	2,678
Corporate debt securities	79,766	—	70,321	9,445
Total debt securities available for sale	1,328,634	55,178	1,261,333	12,123
Equity securities	3,384	3,053	331	—
Derivative assets	19,756	—	19,756	—
	$1,351,774	$58,231	1,281,420	$12,123

Derivative liabilities	$19,072	$—	$19,072	$—

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

The table below provides activity of assets reported as Level 3 for the period ended December 31, 2022:

Significant Unobservable Inputs (Level 3)
(In thousands)

Debt securities available for sale:
Balance of recurring Level 3 assets - December 31, 2021	$—
Transfers into Level 3 assets	13,539
Maturity of Level 3 asset	(914)
Change in fair value of Level 3 assets	(502)
Balance of recurring Level 3 assets - December 31, 2022	$12,123

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

Expected cash flows were projected based on contractual cash flows. Two private placement corporate debt securities classified as available for sale and four private placement municipal obligations classified as available for sale were transferred from Level 2 to Level 3 during the year ended December 31, 2022. There were no transfers to Level 3 assets during the year ended December 31, 2021.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Fair Value Measurements (continued)

Private placement debt security cash flows were discounted to a market yield of 8.75% (weighted average is 8.75%), and the cash flows for private placement municipal obligations were discounted to a market yield ranging from 3.25% to 3.64% (weighted average is 3.39%).

The period end valuations were support by an analysis prepared by an independent third party market participant and approved by management.

There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2021.

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2022 and 2021.

Individually Analyzed Collateral Dependent Loans/Impaired Loans

The fair value of collateral dependent loans that are individually analyzed or were previously deemed impaired is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. For individually analyzed loans measured for impairment based on the fair value of the underlying collateral, fair value was estimated using a market approach. The Company measures the fair value of collateral underlying impaired loans primarily through obtaining independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case-by-case basis, to comparable assets based on the appraisers’ market knowledge and experience, as well as adjustments for estimated costs to sell between 6% and 8%. For non-collateral dependent loans, management estimates fair value using discounted cash flows based on inputs that are largely unobservable. The Company classifies these loans as Level 3 within the fair value hierarchy.

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

The following tables present the assets and liabilities reported in the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at December 31, 2022 and 2021, by level within the fair value hierarchy:

	December 31, 2022
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Mortgage servicing rights	$2,107	$—	$—	$2,107
	$2,107	$—	$—	$2,107

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Fair Value Measurements (continued)

	December 31, 2021
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$1,213	$—	$—	$1,213
Mortgage servicing rights	1,906	—	—	1,906
	$3,119	$—	$—	$3,119

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2022 and 2021:

	December 31, 2022
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Mortgage servicing rights	$2,107	Discounted cash flow	Prepayment speeds and discount rates (1)	5.5% - 27.1%	8.6%

	December 31, 2021
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Impaired loans	$1,213	Estimated cash flow	Contracted sales price of collateral	—%	—%
Mortgage servicing rights	$1,906	Discounted cash flow	Prepayment speeds and discount rates (2)	7.5% - 24.9%	12.7%

(1) Value of SBA servicing rights based on a discount rate of 14.50%.
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

The following tables present the assets and liabilities reported in the Consolidated Statements of Financial Condition at their fair values as of December 31, 2022 and 2021:

	December 31, 2022
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$179,228	$179,228	$179,228	$—	$—
Debt securities available for sale	1,328,634	1,328,634	55,178	1,261,333	12,123
Debt securities held to maturity	421,523	370,391	—	370,391	—
Equity securities	3,384	3,384	3,053	331
Federal Home Loan Bank stock	58,114	58,114	—	58,114	—
Loans receivable, net	7,624,761	6,771,095	—	—	6,771,095
Derivative assets	19,756	19,756	—	19,756	—

Financial liabilities:
Deposits	$8,001,159	$7,942,782	$—	$7,942,782	$—
Borrowings	1,127,047	1,146,265	—	1,146,265	—
Derivative liabilities	19,072	19,072	—	19,072	—

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

Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include goodwill and intangible assets, deferred tax assets and liabilities, office properties and equipment, and bank-owned life insurance.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years ended December 31, 2022, 2021,and 2020:

	December 31,
	2022	2021	2020
	(In thousands, except per share data)

Net income	$86,173	$92,049	$57,603
Shares:
Weighted average shares outstanding - basic	105,580,823	104,156,112	109,755,924
Weighted average dilutive shares outstanding	612,338	—	—
Weighted average shares outstanding - diluted	106,193,161	104,156,112	109,755,924
Earnings per share:
Basic	$0.82	$0.88	$0.52
Diluted	$0.81	$0.88	$0.52

For the years ended December 31, 2022, 2021, and 2020, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 129,049, 3,726,249, and 3,757,530 respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information

The condensed financial statements of Columbia Financial, Inc. (parent company) are presented below:

Statements of Financial Condition

	December 31,
	2022	2021
	(In thousands)
Assets
Cash and due from banks	$59,754	$77,077
Short-term investments	131	261
Total cash and cash equivalents	59,885	77,338

Equity securities, at fair value	201	216
Investment in subsidiaries	979,841	981,922
Loan receivable from Columbia Bank	38,187	39,862
Other assets	13,760	15,608
Total assets	$1,091,874	$1,114,946

Liabilities and Stockholders' Equity
Liabilities:
Borrowings	$36,888	$36,815
Accrued expenses and other liabilities	1,391	2,301
Total liabilities	38,279	39,116

Stockholders' equity	1,053,595	1,075,830
Total liabilities and stockholders' equity	$1,091,874	$1,114,946

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information (continued)

Statements of Income and Comprehensive Income

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Dividends from subsidiary	$80,000	$65,000	$50,000

Interest income:
Loans receivable	1,893	1,969	2,047
Debt securities available for sale and equity securities	10	43	51
Interest-earning deposits	7	—	1
Total interest income	81,910	67,012	52,099

Interest expense on borrowings	1,600	427	863

Net interest income	80,310	66,585	51,236

Equity earnings (loss) in subsidiaries	9,132	27,652	8,027

Non-interest income:
Gain on securities transactions	—	383	2
Change in fair value of equity securities	(15)	(35)	(115)
Other non-interest income	650	—	—
Total non-interest income (loss)	635	348	(113)

Non-interest expense:
Merger-related expenses	522	546	280
Other non-interest expense	2,861	2,203	1,377
Total non-interest expense	3,383	2,749	1,657

Income before income tax (benefit)	86,694	91,836	57,493

Income tax (benefit)	521	(213)	110

Net income	86,173	92,049	57,603
Other comprehensive income (loss)	(133,377)	23,706	(890)
Comprehensive income (loss)	$(47,204)	$115,755	$56,713

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information (continued)

Statements of Cash Flows
	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$86,173	$92,049	$57,603
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	73	21	(278)
Gain on securities transactions	—	(383)	(2)
Change in fair value of equity securities	15	35	115
Deferred tax expense	2,463	1,830	1,411
( Increase) in other assets	(642)	(7,721)	(2,675)
(Decrease) increase in accrued expenses and other liabilities	(997)	691	(647)
Equity in undistributed (earnings)of subsidiaries	(9,132)	(27,652)	(8,027)
Net cash provided by operating activities	$77,953	$58,870	$47,500

Cash flows from investing activities:
Proceeds from sales of equity securities	—	1,390	—
Proceeds from paydowns/maturities/calls of debt securities available for sale	—	—	1,498
Purchases of equity securities	—	(91)	—
Repayment of loan receivable from Columbia Bank	1,675	1,599	1,521
Net cash acquired in acquisition	31	—	—
Net cash provided by investing activities	$1,706	$2,898	$3,019

Cash flows from financing activities:
Payments of subordinated debt and trust preferred securities	$—	$—	$(16,600)
Net proceeds from note payable	—	29,841	—
Purchase of treasury stock	(93,996)	(107,774)	(108,166)
Exercise of options	325	(25)	—
Issuance of common stock allocated to restricted stock award grants	2,624	—	—
Restricted stock forfeitures	(1,451)	(1,234)	(199)
Repurchase of shares for taxes	(4,614)	(357)	(181)
Issuance of treasury stock allocated to restricted stock award grants	—	896	481
Net cash (used in) financing activities	$(97,112)	$(78,653)	$(124,665)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information (continued)

Statements of Cash Flows
	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Net (decrease) in cash and cash equivalents	$(17,453)	$(16,885)	$(74,146)
Cash and cash equivalents at beginning of year	77,338	94,223	168,369
Cash and cash equivalents at end of period	59,885	77,338	94,223
Acquisition:
Net cash and cash equivalents acquired in acquisition	$31	$—	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss)

The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the years ended December 31, 2022, 2021, and 2020:

	For the Years Ended December 31,
	2022			2021
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized (loss) on debt securities available for sale:	$(190,682)	$53,427	$(137,255)	$(39,000)	$8,021	$(30,979)
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(31)	9	(22)	(28)	25	(3)
Reclassification adjustment for gain included in net income	210	(59)	151	2,025	(427)	1,598
	(190,503)	53,377	(137,126)	(37,003)	7,619	(29,384)

Derivatives:
Unrealized gain on swap contracts accounted for as cash flow hedges	7,524	(2,103)	5,421	14,514	(2,575)	11,939

Employee benefit plans:
Amortization of prior service cost included in net income	(56)	15	(41)	(55)	16	(39)
Reclassification adjustment of actuarial net (loss) included in net income	(2,677)	749	(1,928)	(4,044)	1,129	(2,915)
Change in funded status of retirement obligations	345	(48)	297	50,999	(6,894)	44,105
	(2,388)	716	(1,672)	46,900	(5,749)	41,151
Total other comprehensive income (loss)	$(185,367)	$51,990	$(133,377)	$24,411	$(705)	$23,706

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss) (continued)

	For the Year Ended December 31,
	2020
	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gain on debt securities available for sale:	$26,876	$(5,640)	$21,236
Accretion of unrealized gain on debt securities reclassified as held to maturity	160	(34)	126
Reclassification adjustment for gain included in net income	370	(81)	289
	27,406	(5,755)	21,651

Derivatives:
Unrealized (loss) on swap contracts accounted for as cash flow hedges	(10,605)	2,223	(8,382)

Employee benefit plans:
Amortization of prior service cost included in net income	(56)	12	(44)
Reclassification adjustment of actuarial net (loss) included in net income	(4,284)	900	(3,384)
Change in funded status of retirement obligations	(13,583)	2,852	(10,731)
	(17,923)	3,764	(14,159)
Total other comprehensive income (loss)	$(1,122)	$232	$(890)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2022, 2021, and 2020:

	For the Years Ended December 31,
	2022				2021
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$1,644	$(4,917)	$(42,646)	$(45,919)	$31,028	$(16,856)	$(83,797)	$(69,625)
Current period changes in other comprehensive income (loss)	(137,126)	5,421	(1,672)	(133,377)	(29,384)	11,939	41,151	23,706
Total other comprehensive income (loss)	$(135,482)	$504	$(44,318)	$(179,296)	$1,644	$(4,917)	$(42,646)	$(45,919)

	For the Year Ended December 31,
	2020
	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$9,377	$(8,474)	$(69,638)	$(68,735)
Current period changes in other comprehensive income (loss)	21,651	(8,382)	(14,159)	(890)
Total other comprehensive income (loss)	$31,028	$(16,856)	$(83,797)	$(69,625)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss) (continued)

    The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) in the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the years ended December 31, 2022, 2021, and 2020:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Years Ended December 31,			Affected Line Items in the Consolidated Statements of Income
	2022	2021	2020
	(In thousands)

Reclassification adjustment for gain included in net income	$210	$2,025	$370	Gain on securities transactions
Reclassification adjustment of actuarial net (loss) included in net income	(2,677)	(4,044)	(4,284)	Other non-interest expense
Total before tax	(2,467)	(2,019)	(3,914)
Income tax benefit	690	702	819
Net of tax	$(1,777)	$(1,317)	$(3,095)

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
Currency Forward Contracts. At December 31, 2022 and 2021, the Company had no currency forward contracts in place with commercial banking customers.

Interest Rate Swaps. At December 31, 2022 and December 31, 2021, the Company had 54 and 52 interest rate swaps in place with commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $205.0 million and $183.4 million, respectively. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

At December 31, 2022 and 2021, the Company had 20 and 14 interest rate swaps with notional amounts of $290.0 million and $190.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchanges of the underlying notional amount. For the year ended December 31, 2021, interest rate swaps with notional amounts totaling $210.0 million were discontinued relative to the hedge, which resulted in a $996,000 loss on the early extinguishment of debt.

At December 31, 2022, the Company had two interest rate swaps hedged against pools of floating rate commercial loans with notional amounts totaling $100.0 million. These swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. At December 31, 2021, the Company had no interest rate swaps hedged against pools of floating rate commercial loans.

For the years ended December 31, 2022, 2021, and 2020, the Company did not record any hedge ineffectiveness associated with these contracts.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(21)    Derivatives and Hedging Activities (continued)

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at December 31, 2022 and 2021:

	December 31, 2022
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
	(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$4,290	Other Liabilities	$3,918
Interest rate products - non-designated hedges	Other Assets	15,466	Other Liabilities	15,154
Total derivative instruments		$19,756		$19,072

	December 31, 2021
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
	(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$—	Other Liabilities	$7,696
Interest rate products - non-designated hedges	Other Assets	9,492	Other Liabilities	9,670
Total derivative instruments		$9,492		$17,366

For the years ended December 31, 2022, 2021, and 2020 gains (losses) of $489,000, $115,000, and $(306,000) respectively, were recorded for changes in fair value of interest rate swaps with third parties.

At December 31, 2022 and 2021, accrued interest was $22,000 and $567,000.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

At December 31, 2022, the termination value of derivatives in a net asset position, which includes accrued interest, was $684,000. The Company has collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $760,000 against its obligations under these agreements.

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
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2022, 2021, and 2020.

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$5,293	$3,803	$3,633
Title insurance fees	3,423	6,088	5,034
Insurance agency income	141	—	—
Other non-interest income	8,666	7,600	6,472
Total in-scope non-interest income	17,523	17,491	15,139
Total out-of-scope non-interest income	12,877	21,340	16,131
Total non-interest income	$30,400	$38,831	$31,270

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(23)    Subsequent Events

The Company has evaluated events subsequent to December 31, 2022 and through the financial statement issuance date of March 1, 2023, and concluded that no material events occurred that would require disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COLUMBIA FINANCIAL, INC.

Dated:	March 1, 2023	By:	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Thomas J. Kemly
Thomas J. Kemly	President and Chief Executive Officer and Director	March 1, 2023
(Principal Executive Officer)

/s/Dennis E. Gibney
Dennis E. Gibney	Executive Vice President and Chief Financial Officer	March 1, 2023
(Principal Financial and Accounting Officer)

/s/Noel R. Holland
Noel R. Holland	Chairman of the Board	March 1, 2023

/s/Michael Massood, Jr.
Michael Massood, Jr.	Director	March 1, 2023

/s/Elizabeth E. Randall
Elizabeth E. Randall	Director	March 1, 2023

/s/Robert Van Dyk
Robert Van Dyk	Director	March 1, 2023

/s/Paul Van Ostenbridge
Paul Van Ostenbridge	Director	March 1, 2023

/s/James Kuiken
James Kuiken	Director	March 1, 2023

/s/Lucy Sorrentini
Lucy Sorrentini	Director	March 1, 2023

/s/Daria Stacy-Walls Torres
Daria Stacy-Walls Torres	Director	March 1, 2023