Form 10-Q
period 2023-03-31
Columbia Financial, Inc.
filed 2023-05-10
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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
☐ Yes ☒ No

As of May 5, 2023, there were 105,809,601 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share (including 76,016,524 shares held by Columbia Bank, MHC).

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets	(Unaudited)

Cash and due from banks	$319,333	$179,097
Short-term investments	106	131
Total cash and cash equivalents	319,439	179,228

Debt securities available for sale, at fair value	1,272,570	1,328,634
Debt securities held to maturity, at amortized cost (fair value of $372,187 and $370,391 at March 31, 2023 and December 31, 2022, respectively)	417,227	421,523
Equity securities, at fair value	3,552	3,384
Federal Home Loan Bank stock	84,799	58,114

Loans receivable	7,787,072	7,677,564
Less: allowance for credit losses	52,873	52,803
Loans receivable, net	7,734,199	7,624,761

Accrued interest receivable	35,126	33,898
Office properties and equipment, net	83,721	83,877
Bank-owned life insurance ("BOLI")	266,230	264,854
Goodwill and intangible assets	124,581	125,142
Other assets	293,206	284,754
Total assets	$10,634,650	$10,408,169

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$7,674,201	$8,001,159
Borrowings	1,706,613	1,127,047
Advance payments by borrowers for taxes and insurance	47,690	45,460
Accrued expenses and other liabilities	167,256	180,908
Total liabilities	9,595,760	9,354,574

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 130,902,166 shares issued and 106,584,538 shares outstanding at March 31, 2023 and 130,900,673 shares issued and 108,970,476 shares outstanding at December 31, 2022	1,309	1,309
Additional paid-in capital	783,642	781,165
Retained earnings	876,241	857,518
Accumulated other comprehensive loss	(167,858)	(179,296)
Treasury stock, at cost; 24,317,628 shares at March 31, 2023 and 21,930,197 shares at December 31, 2022	(419,678)	(371,708)
Common stock held by the Employee Stock Ownership Plan	(34,190)	(34,750)
Stock held by Rabbi Trust	(2,668)	(3,149)
Deferred compensation obligations	2,092	2,506
Total stockholders' equity	1,038,890	1,053,595
Total liabilities and stockholders' equity	$10,634,650	$10,408,169

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Interest income:	(Unaudited)
Loans receivable	$80,290	$56,957
Debt securities available for sale and equity securities	8,451	8,888
Debt securities held to maturity	2,457	2,426
Federal funds and interest-earning deposits	812	17
Federal Home Loan Bank stock dividends	870	447
Total interest income	92,880	68,735
Interest expense:
Deposits	17,088	4,687
Borrowings	14,928	1,322
Total interest expense	32,016	6,009

Net interest income	60,864	62,726

Provision for credit losses	175	1,459

Net interest income after provision for credit losses	60,689	61,267

Non-interest income:
Demand deposit account fees	1,176	1,170
Bank-owned life insurance	1,981	1,729
Title insurance fees	587	957
Loan fees and service charges	1,072	640
Loss on securities transactions	(1,295)	—
Change in fair value of equity securities	168	79
Gain on sale of loans	791	110
Other non-interest income	3,593	2,356
Total non-interest income	8,073	7,041

Non-interest expense:
Compensation and employee benefits	31,158	25,999
Occupancy	5,754	5,429
Federal deposit insurance premiums	689	647
Advertising	687	649
Professional fees	1,875	1,754
Data processing and software expenses	3,825	3,267
Merger-related expenses	—	151
Other non-interest expense, net	(87)	2,853
Total non-interest expense	43,901	40,749

Income before income tax expense	24,861	27,559

Income tax expense	6,138	7,155

Net income	$18,723	$20,404

Earnings per share-basic	$0.18	$0.20
Earnings per share-diluted	$0.18	$0.20
Weighted average shares outstanding-basic	104,631,583	103,148,417
Weighted average shares outstanding-diluted	105,148,375	103,737,252

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)

Net income	$18,723	$20,404

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities available for sale	13,069	(57,815)
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(7)	(3)
Reclassification adjustment for (loss) included in net income	(929)	—
	12,133	(57,818)

Derivatives, net of tax:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(865)	3,157
	(865)	3,157

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(10)	(11)
Reclassification adjustment of actuarial net gain (loss) included in net income	1	(244)
Change in funded status of retirement obligations	179	480
	170	225

Total other comprehensive income (loss)	11,438	(54,436)

Total comprehensive income (loss), net of tax	$30,161	$(34,032)

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended March 31, 2023 and 2022 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2022	$1,309	$781,165	$857,518	$(179,296)	$(371,708)	$(34,750)	$(3,149)	$2,506	$1,053,595
Net income	—	—	18,723	—	—	—	—	—	18,723
Other comprehensive income	—	—	—	11,438	—	—	—	—	11,438
Stock based compensation	—	1,845	—	—	—	—	—	—	1,845
Purchase of treasury stock (2,378,434 shares)	—	—	—	—	(47,323)	—	—	—	(47,323)
Exercise of stock options (3,618 shares)	—	11	—	—	—	—	—	—	11
Restricted stock forfeitures (1,929 shares)	—	39	—	—	(39)	—	—	—	—
Repurchase shares for taxes (7,068 shares)	—	—	—	—	(133)	—	—	—	(133)
Excise tax on net stock repurchases	—	—	—	—	(475)	—	—	—	(475)
Employee Stock Ownership Plan shares committed to be released	—	582	—	—	—	560	—	—	1,142
Funding of deferred compensation obligations	—	—	—	—	—	—	481	(414)	67
Balance at March 31, 2023	$1,309	$783,642	$876,241	$(167,858)	$(419,678)	$(34,190)	$(2,668)	$2,092	$1,038,890

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Three Months Ended March 31, 2023 and 2022 (In thousands)

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2023	2022
	(In thousands, unaudited)
Cash flows from operating activities:
Net income	$18,723	$20,404
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	1,372	1,835
Net amortization of premiums and discounts on securities	511	635
Net amortization of mortgage servicing rights	55	63
Amortization of intangible assets	602	248
Depreciation and amortization of office properties and equipment	1,874	1,769
Amortization of operating lease right-of-use assets	973	942
Provision for credit losses	175	1,459
Loss on securities transactions	1,295	—
Change in fair value of equity securities	(168)	(79)
Gain on sale of loans, net	(791)	(110)
Net loss on disposal of office properties and equipment	7	28
Deferred tax expense	—	951
(Increase) decrease in accrued interest receivable	(1,228)	526
(Increase) decrease in other assets	(14,166)	27,676
(Decrease) in accrued expenses and other liabilities	(13,915)	(24,970)
Income on bank-owned life insurance	(1,981)	(1,729)
Employee stock ownership plan expense	1,142	1,206
Stock based compensation	1,845	1,915
Decrease in deferred compensation obligations under Rabbi Trust	67	85
Net cash (used in) provided by operating activities	(3,608)	32,854

Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	42,625	—
Proceeds from paydowns/maturities/calls of debt securities available for sale	27,888	89,921
Proceeds from paydowns/maturities/calls of debt securities held to maturity	4,277	10,567
Purchases of debt securities available for sale	—	(47,397)
Proceeds from sales of loans held-for-sale	35,059	2,199
Purchases of loans receivable	(14,729)	—
Net increase in loans receivable	(130,620)	(119,631)
Proceeds from bank-owned life insurance death benefits	336	221
Proceeds from redemptions of Federal Home Loan Bank stock	20,207	16,667
Purchases of Federal Home Loan Bank stock	(46,892)	(19,144)
Additions to office properties and equipment	(1,725)	(865)
Net cash (used in) investing activities	$(63,574)	$(67,462)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
	2023	2022
	(In thousands, unaudited)

Cash flows from financing activities:
Net (decrease) increase in deposits	$(326,958)	$24,772
Proceeds from long-term borrowings	111,113	—
Payments on long-term borrowings	(10,000)	—
Net increase in short-term borrowings	478,453	55,446
Increase in advance payments by borrowers for taxes and insurance	2,230	1,404
Exercise of stock options	11	(182)
Purchase of treasury stock	(47,323)	(21,685)
Repurchase of shares for taxes	(133)	(113)
Net cash provided by financing activities	$207,393	$59,642

Net increase in cash and cash equivalents	$140,211	$25,034

Cash and cash equivalents at beginning of year	179,228	70,963
Cash and cash equivalents at end of period	$319,439	$95,997

Cash paid during the period for:
Interest on deposits and borrowings	$27,936	$5,896
Income tax payments, net of refunds	$577	$1,849

Non-cash investing and financing activities:
Transfer of loans receivable to loans held-for-sale	$34,364	$2,089
Excise tax on stock repurchases	$475	$—

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.Basis of Financial Statement Presentation

    The accompanying consolidated financial statements include the accounts of Columbia Financial, Inc. ("Columbia Financial"), its wholly-owned subsidiaries, Columbia Bank ("Columbia") and Freehold Bank ("Freehold") and Columbia's wholly-owned subsidiaries, Columbia Investment Services, Inc., 2500 Broadway Corp., 1901 Residential Management Co. LLC, First Jersey Title Services, Inc., Real Estate Management Corp. LLC, 1901 Commercial Management Co. LLC, Stewardship Realty LLC, CSB Realty Corp., RSI Insurance Agency, Inc., and RSI Investment Corporation (collectively, the “Company”). In consolidation, all intercompany accounts and transactions are eliminated.

    Columbia Financial, Inc. is a majority-owned subsidiary of Columbia Bank, MHC (the "MHC"). The accounts of the MHC are not consolidated in the accompanying consolidated financial statements of the Company.

    In preparing the interim unaudited consolidated financial statements, management is required to make estimates, significant judgements and assumptions that affect the reported amounts of assets and liabilities as of the dates of the Consolidated Statements of Financial Condition and Consolidated Statements of Income for the periods presented. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations. Material estimates that involve significant judgements and assumptions that are particularly susceptible to change are the determination of the adequacy of the allowance for credit losses, evaluation of the need for valuation allowances on deferred tax assets, and determination of liabilities related to retirement and other post-retirement benefits. These estimates, significant judgements and assumptions are evaluated on an ongoing basis and are adjusted when facts and circumstances dictate.

    The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three month periods ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period.

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

    These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and the audited consolidated financial statements included therein.

2.    Acquisitions

Freehold Bank
On December 1, 2021, the Company completed its acquisition of Freehold Bancorp, MHC, Freehold Bancorp, Inc. and Freehold Bank (collectively, the "Freehold Entities" or "Freehold"). Pursuant to the terms of the merger agreement, Freehold Bancorp, MHC merged with and into the MHC, with the MHC as the surviving entity; and Freehold Bancorp, Inc. merged with and into Columbia Financial, with Columbia Financial as the surviving entity. In connection with the merger, Freehold Bank converted to a federal savings bank and will operate as a wholly-owned subsidiary of Columbia Financial until November 6, 2023, the effective date of the merger of Freehold Bank into Columbia Bank. Under the terms of the merger agreement, depositors of Freehold Bank became depositors of Columbia Bank and have the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at Freehold Bank. The Company issued 2,591,007 shares of its common stock to the MHC, representing an amount equal to the fair value of the Freehold Entities as determined by an independent appraiser, at the effective time of the holding company mergers.

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the Freehold Entities totaled $7,000 during the three months ended March 31, 2022. There were no merger expenses recorded for the three months ended March 31, 2023.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
2.    Acquisitions (continued)

RSI Bank

On May 1, 2022, the Company completed its acquisition of RSI Bancorp, M.H.C., RSI Bancorp, Inc. and RSI Bank (collectively, the “RSI Entities” or "RSI"). Pursuant to the terms of the merger agreement, RSI Bancorp, M.H.C. merged with and into the MHC, with the MHC as the surviving entity; RSI Bancorp, Inc. merged with and into Columbia Financial, with Columbia Financial as the surviving entity; and RSI Bank merged with and into Columbia Bank, with Columbia Bank as the surviving institution. Under the terms of the merger agreement, depositors of RSI Bank became depositors of Columbia Bank and have the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at RSI Bank. The Company issued 6,086,314 shares of its common stock to the MHC, representing an amount equal to the discounted fair value of the RSI Entities as determined by an independent appraiser, at the effective time of the merger.

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the RSI Entities totaled $144,000 during the three months ended March 31, 2022. There were no merger expenses recorded for the three months ended March 31, 2023.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
2.    Acquisitions (continued)

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of May 1, 2022, and resulted in the recognition of goodwill of $28.0 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. During the third quarter of 2022, the Company completed all tax returns related to the operation of RSI Bank and its impact on the Company's income taxes, which resulted in a $2.0 million adjustment to deferred income taxes, net, and a corresponding decrease in goodwill. During the fourth quarter of 2022, the Company recorded an adjustment of $490,922 to the original discounted fair value, which resulted in a decrease in additional paid-in-capital, and a corresponding decrease in goodwill. The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information (existing at the date of closing) relative to closing date fair values becomes available. As the Company continues to analyze the acquired assets and assumed liabilities, there may be additional adjustments to the recorded carrying values. However, management does not expect significant future adjustments to the recorded amounts. At March 31, 2023 and December 31, 2022, goodwill related to the acquisition of the RSI Entities totaled $25.5 million.

Fair Value Measurement of Assets Acquired and Liabilities Assumed

Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the RSI acquisition:

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

Deposits. The fair values of deposit liabilities with no stated maturity (i.e., non-interest-bearing and interest-bearing demand deposit accounts, money market and savings and club accounts) are equal to the carrying amounts payable on demand. The fair value of certificates of deposit represent contractual cash flows, discounted to present value using interest rates currently offered on deposits with similar characteristics and remaining maturities.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)

Net income	$18,723	$20,404
Shares:
Weighted average shares outstanding - basic	104,631,583	103,148,417
Weighted average diluted shares outstanding	516,792	588,835
Weighted average shares outstanding - diluted	105,148,375	103,737,252
Earnings per share:
Basic	$0.18	$0.20
Diluted	$0.18	$0.20

    During the three months ended March 31, 2023 and 2022, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 122,125 and 16,005, respectively.

4.    Stock Repurchase Program

On December 6, 2021, the Company announced that its Board of Directors authorized the Company's fourth stock repurchase program to acquire up to 5,000,000 shares, or approximately 4.6%, of the Company's then issued and outstanding common stock, commencing upon the completion of the Company's third stock repurchase program. As of March 31, 2023, all shares were repurchased under this program.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
4.    Stock Repurchase Program (continued)

On December 14, 2022 the Company announced that its Board of Directors authorized the Company's fifth stock repurchase program to acquire up to 3,000,000 shares, or approximately 2.7%, of the Company's then issued and outstanding common stock, commencing upon the completion of the Company’s fourth stock repurchase program. As of March 31, 2023, there were 971,100 shares remaining to be purchased under this program.

During the three months ended March 31, 2023, the Company repurchased 2,378,434 shares at a cost of approximately $47.3 million, or $19.90 per share, under these programs. During the three months ended March 31, 2022, the Company repurchased 1,023,519 shares at a cost of approximately $21.7 million, or $21.19 per share, under these programs. Repurchased shares are held as treasury stock and are available for general corporate purposes.

The Inflation Reduction Act of 2022 which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended March 31, 2023, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise tax payable in accrued expenses and other liabilities in our Consolidated Statements of Financial Condition.

5.    Summary of Significant Accounting Policies

Accounting Pronouncements Adopted

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. The purpose of this updated guidance is to further align risk management objectives with hedge accounting results on the application of the last-of-layer method, which was first introduced in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2022-01 is effective for public business entities for fiscal years beginning after December 15, 2022, with early adoption in the interim period, permitted. For entities who have already adopted ASU 2017-12, immediate adoption is allowed. ASU 2022-01 requires a modified retrospective transition method for basis adjustments in which the entity will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company adopted this ASU on January 1, 2023 on a prospective basis; therefore, there was no impact to the Company's consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminated the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhanced the disclosure requirements for loan refinancing and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments required a public business entity to disclose current period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. For entities that adopted ASU 2016-13, this ASU was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this pronouncement effective January 1, 2023. The update was applied on a prospective basis to disclosures and did not have a significant impact on the Company's consolidated financial statements.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
5.    Summary of Significant Accounting Policies (continued)

Accounting Pronouncements Adopted (continued)

The Company adopted ASU 2016-13 on January 1, 2022 for all financial assets measured at amortized cost and off-balance- sheet credit exposures. Results are presented under Accounting Standards Codification 326, Financial Instruments - Credit Losses. Effective January 1, 2022, the Company recorded a $12.1 million decrease in the allowance for credit losses on loans (previously allowance for loan losses), established a $353,000 allowance for credit losses on debt securities available for sale, and recorded a $5.5 million increase in the liability for off-balance-sheet credit exposures, which resulted in a total cumulative effect adjustment of $6.2 million, net of tax, and an increase to retained earnings.

6.    Debt Securities Available for Sale

    Debt securities available for sale at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$23,432	$—	$(1,793)	$21,639
Mortgage-backed securities and collateralized mortgage obligations	1,324,035	179	(153,341)	1,170,873
Municipal obligations	3,695	—	(147)	3,548
Corporate debt securities	92,539	—	(16,029)	76,510
	$1,443,701	$179	$(171,310)	$1,272,570

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$67,771	$—	$(4,205)	$63,566
Mortgage-backed securities and collateralized mortgage obligations	1,351,929	135	(170,337)	1,181,727
Municipal obligations	3,697	—	(122)	3,575
Corporate debt securities	92,544	6	(12,784)	79,766
	$1,515,941	$141	$(187,448)	$1,328,634

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale

The amortized cost and fair value of debt securities available for sale at March 31, 2023, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	March 31, 2023
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$920	$906
More than one year to five years	54,882	50,274
More than five years to ten years	63,864	50,517
	$119,666	$101,697
Mortgage-backed securities and collateralized mortgage obligations	1,324,035	1,170,873
	$1,443,701	$1,272,570
Mortgage-backed securities and collateralized mortgage obligations totaling $1.3 billion at amortized cost, and $1.2 billion at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three months ended March 31, 2023, proceeds from the sale of debt securities available for sale totaled $42.6 million, resulting in no gross gains and $1.3 million of gross losses. There were no calls or matured debt securities available for sale during the three months ended March 31, 2023.

During the three months ended March 31, 2022, there were no sales, calls or matured debt securities available for sale.

Debt securities available for sale having a carrying value of $990.9 million and $724.0 million, at March 31, 2023 and December 31, 2022, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York. Debt securities available for sale having a carrying value of $39.0 million and $28.3 million, at March 31, 2023 and December 31, 2022, respectively, were pledged by Freehold Bank for outstanding borrowings at the Federal Home Loan Bank, and for potential borrowings at the Federal Reserve Bank of New York.

    The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at March 31, 2023 and December 31, 2022 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	March 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$1,408	$(53)	$20,231	$(1,740)	$21,639	$(1,793)
Mortgage-backed securities and collateralized mortgage obligations	87,503	(3,544)	1,060,893	(149,797)	1,148,396	(153,341)
Municipal obligations	3,111	(136)	438	(11)	3,549	(147)
Corporate debt securities	17,309	(5,191)	57,201	(10,838)	74,510	(16,029)
	$109,331	$(8,924)	$1,138,763	$(162,386)	$1,248,094	$(171,310)

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

The number of securities in an unrealized loss position at March 31, 2023 totaled 439, compared with 455 at December 31, 2022. All temporarily impaired securities were investment grade as of March 31, 2023 and December 31, 2022.

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

The following table presents the activity in the allowance for credit losses on debt securities available for sale for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$—	$—
Impact of adopting ASU 2016-13 (CECL) effective January 1, 2022	—	490
Provision for credit losses	—	654
Ending balance	$—	$1,144

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $3.3 million and $3.2 million at March 31, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity

    Debt securities held to maturity at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$49,871	$—	$(6,599)	$—	$43,272
Mortgage-backed securities and collateralized mortgage obligations	367,356	—	(38,441)	—	328,915
	$417,227	$—	$(45,040)	$—	$372,187

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$49,871	$—	$(7,304)	$—	$42,567
Mortgage-backed securities and collateralized mortgage obligations	371,652	—	(43,828)	—	327,824
	$421,523	$—	$(51,132)	$—	$370,391

The amortized cost and fair value of debt securities held to maturity at March 31, 2023, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	March 31, 2023
	Amortized Cost	Fair Value
	(In thousands)

More than one year to five years	$19,875	$18,600
More than five years to ten years	19,996	17,018
More than ten years	10,000	7,654
	49,871	43,272
Mortgage-backed securities and collateralized mortgage obligations	367,356	328,915
	$417,227	$372,187

Mortgage-backed securities and collateralized mortgage obligations totaling $367.4 million at amortized cost, and $328.9 million at fair value at March 31, 2023, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three months ended March 31, 2023, and 2022 there were no sales, calls or maturities of debt securities held to maturity.

Debt securities held to maturity having a carrying value of $346.8 million and $228.8 million, at March 31, 2023 and December 31, 2022, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity (continued)

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at March 31, 2023 and December 31, 2022 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	March 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$4,935	$(65)	$38,337	$(6,534)	$43,272	$(6,599)
Mortgage-backed securities and collateralized mortgage obligations	39,392	(2,340)	289,523	(36,101)	328,915	(38,441)
	$44,327	$(2,405)	$327,860	$(42,635)	$372,187	$(45,040)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$4,956	$(44)	$37,611	$(7,260)	$42,567	$(7,304)
Mortgage-backed securities and collateralized mortgage obligations	275,107	(33,000)	52,717	(10,828)	327,824	(43,828)
	$280,063	$(33,044)	$90,328	$(18,088)	$370,391	$(51,132)

    The number of securities in an unrealized loss position at March 31, 2023 totaled 114, compared with 116 at December 31, 2022. All temporarily impaired securities were investment grade as of March 31, 2023 and December 31, 2022.

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities held to maturity. Accrued interest receivable on debt securities held to maturity is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $818,000 and $1.0 million at March 31, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
8.    Equity Securities at Fair Value

    The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, preferred stock in U.S. Government agencies, and a community reinvestment act qualifying bond fund which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at March 31, 2023 and December 31, 2022 was $3.6 million and $3.4 million, respectively.

    The Company recorded a net increase in the fair value of equity securities of $168,000 and $79,000, during the three months ended March 31, 2023 and 2022, respectively, as a component of non-interest income.

    During the three months ended March 31, 2023 and 2022, there were no sales of equity securities.

9.    Loans Receivable and Allowance for Credit Losses

Loans receivable at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31,	December 31,
	2023	2022
	(In thousands)
Real estate loans:
One-to-four family	$2,860,964	$2,860,184
Multifamily	1,315,143	1,239,207
Commercial real estate	2,393,918	2,413,394
Construction	374,434	336,553
Commercial business loans	516,682	497,469
Consumer loans:
Home equity loans and advances	271,620	274,302
Other consumer loans	2,322	3,425
Total gross loans	7,735,083	7,624,534
Purchased credit-deteriorated ("PCD") loans	16,245	17,059
Net deferred loan costs, fees and purchased premiums and discounts	35,744	35,971
Loans receivable	$7,787,072	$7,677,564

    The Company had no loans held-for-sale at March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023, the Company sold $9.8 million, $15.4 million, $9.4 million, and $580,000, of one-to-four family real estate loans and home equity loans and advances, commercial real estate loans, Small Business Administration ("SBA") loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $799,000 and $8,000 of gross losses.

During the three months ended March 31, 2022, the Company sold $1.3 million and $905,000 of SBA loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $110,000 and no gross losses.

During the three months ended March 31, 2023, the Company purchased a $14.7 million commercial real estate participation loan from a third party financial institution. During the three months ended March 31, 2022, no loans were purchased by the Company.

At March 31, 2023 and December 31, 2022, commercial business loans included $1.5 million and $1.6 million, respectively, in SBA Payroll Protection Program ("PPP") loans and net deferred fees related to these loans totaling $4,000 and $13,000, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

At March 31, 2023 and December 31, 2022, the carrying value of loans serviced by the Company for investors was $520.8 million and $497.1 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition.

    The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCD loans at March 31, 2023 and December 31, 2022:

	March 31, 2023
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$4,873	$2,188	$1,337	$8,398	$2,793	$2,852,566	$2,860,964
Multifamily	—	—	—	—	—	1,315,143	1,315,143
Commercial real estate	934	852	2,892	4,678	2,892	2,389,240	2,393,918
Construction	1,910	—	—	1,910	—	372,524	374,434
Commercial business loans	—	—	474	474	784	516,208	516,682
Consumer loans:
Home equity loans and advances	504	80	115	699	141	270,921	271,620
Other consumer loans	—	—	—	—	—	2,322	2,322
Total loans	$8,221	$3,120	$4,818	$16,159	$6,610	$7,718,924	$7,735,083

	December 31, 2022
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$4,063	$1,149	$1,808	$7,020	$2,730	$2,853,164	$2,860,184
Multifamily	—	—	—	—	—	1,239,207	1,239,207
Commercial real estate	—	853	2,892	3,745	2,892	2,409,649	2,413,394
Construction	5,218	—	—	5,218	—	331,335	336,553
Commercial business loans	220	—	474	694	801	496,775	497,469
Consumer loans:
Home equity loans and advances	465	33	286	784	286	273,518	274,302
Other consumer loans	3	1	12	16	12	3,409	3,425
Total loans	$9,969	$2,036	$5,472	$17,477	$6,721	$7,607,057	$7,624,534

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. Non-accruing loans are returned to accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At March 31, 2023 and December 31, 2022, non-accrual loans totaled $6.6 million and $6.7 million, respectively. Included in non-accrual loans at March 31, 2023 and December 31, 2022, are 11 and 7 loans totaling $1.8 million and $1.2 million, respectively, which are less than 90 days in arrears.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

At March 31, 2023 there were no loans past due 90 days or more still accruing interest. At March 31, 2023 and December 31, 2022, there were no loans past due 90 days or more still accruing interest other than COVID-19 related loan forbearances and deferrals. In accordance with the CARES Act, these loans were not included in the aging of loans receivable by portfolio segment in the table above, and the Company continued to accrue interest income during the forbearance or deferral period.

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

At March 31, 2023 and December 31, 2022, PCD loans acquired in the Stewardship Financial Corporation ("Stewardship") acquisition totaled $1.8 million and $2.0 million, respectively, PCD loans acquired in the Roselle Bank acquisition totaled $0 and $184,000, respectively, PCD loans acquired in the Freehold Bank acquisition totaled $3.6 million and $3.7 million, respectively, and PCD loans acquired in the RSI Bank acquisition totaled $10.8 million and $11.3 million, respectively.

    We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At March 31, 2023 and December 31, 2022, the Company had no real estate owned. At both March 31, 2023 and December 31, 2022, we had two home equity loans with a total carrying value of $81,000, collateralized by residential real estate which were in the process of foreclosure.

On January 1, 2022, the Company adopted CECL (ASC Topic 326), which replaced the historical incurred loss methodology with an expected loss methodology. The loan portfolio segmentation was expanded to seven portfolio segments taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans receivable. Accrued interest receivable on loans receivable is reported as a component of accrued interest receivable in the Consolidated Statement of Financial Condition, which totaled $30.5 million and $29.4 million at March 31, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses.

The allowance for credit losses on loans reflects management’s evaluation of the current expected credit losses in the loan portfolio. The Company maintains the allowance for credit losses through provisions for credit losses that are charged to income. Charge-offs against the allowance for credit losses are taken on loans where management determines that the collection of loan principal and interest is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for credit losses.

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

The allowance for credit losses on loans individually analyzed for impairment is based upon loans that have been identified through the Company’s loan monitoring process. This process includes the review of delinquent, restructured, and charged-off loans.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

    The following tables summarize loans receivable (including PCD loans) and allowance for credit losses by portfolio segment and impairment method at March 31, 2023 and December 31, 2022:

	March 31, 2023
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually analyzed loans	$203	$3	$104	$—	$39	$27	$—	$376
Collectively analyzed loans	12,582	8,142	16,104	6,730	7,264	1,586	9	52,417
Loans acquired with deteriorated credit quality	4	—	49	9	17	1	—	80
Total	$12,789	$8,145	$16,257	$6,739	$7,320	$1,614	$9	$52,873

Total loans:
Individually analyzed loans	$4,753	$438	$15,774	$—	$2,634	$679	$—	$24,278
Collectively analyzed loans	2,856,211	1,314,705	2,378,144	374,434	514,048	270,941	2,322	7,710,805
Loans acquired with deteriorated credit quality	1,953	—	12,672	1,040	434	146	—	16,245
Total loans	$2,862,917	$1,315,143	$2,406,590	$375,474	$517,116	$271,766	$2,322	$7,751,328

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

    On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. Modifications made to borrowers experiencing financial difficulty may include principal or interest forgiveness, forbearance, interest rate reductions, term extensions, or a combination of these events intended to minimize economic loss and to avoid foreclosure or repossession of collateral..

For the three months ended March 31, 2023, the Company had no modifications.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2023 and 2022 are as follows:

	For the Three Months Ended March 31,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2023
Balance at beginning of period	$11,802	$7,877	$18,111	$6,425	$6,897	$1,681	$10	$52,803
Provision for (reversal of) credit losses	1,121	268	(1,768)	314	272	(61)	29	175
Recoveries	—	—	—	—	151	20	5	176
Charge-offs	(134)	—	(86)	—	—	(26)	(35)	(281)
Balance at end of period	$12,789	$8,145	$16,257	$6,739	$7,320	$1,614	$9	$52,873

2022
Balance at beginning of period	$8,798	$7,741	$16,114	$8,943	$20,214	$873	$6	$62,689
Impact of adopting ASU No. 2016-13	(2,308)	(2,030)	(4,227)	(2,346)	(5,302)	(229)	(1)	(16,443)
Provision for (reversal of) credit losses	2,185	5,492	1,626	(1,623)	(7,767)	886	6	805
Recoveries	139	—	—	—	25	4	—	168
Charge-offs	—	—	—	—	(27)	(27)	(3)	(57)
Balance at end of period	$8,814	$11,203	$13,513	$4,974	$7,143	$1,507	$8	$47,162

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables present loans individually analyzed loans by segment, excluding PCD loans, at March 31, 2023 and December 31, 2022:

	At March 31, 2023
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$1,914	$2,261	$—
Multifamily	57	60	—
Commercial real estate	13,899	13,899	—
Commercial business loans	130	386	—
Consumer loans:
Home equity loans and advances	210	272	—
	16,210	16,878	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	2,839	2,858	203
Multifamily	381	382	3
Commercial real estate	1,875	1,877	104
Commercial business loans	2,504	3,254	39
Consumer loans:
Home equity loans and advances	469	469	27
	8,068	8,840	376
Total:
Real estate loans:
One-to-four family	4,753	5,119	203
Multifamily	438	442	3
Commercial real estate	15,774	15,776	104
Commercial business loans	2,634	3,640	39
Consumer loans:
Home equity loans and advances	679	741	27
Total loans	$24,278	$25,718	$376

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	At December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$1,296	$1,644	$—
Multifamily	59	63	—
Commercial real estate	14,836	15,699	—
Commercial business loans	143	400	—
Consumer loans:
Home equity loans and advances	223	315	—
	16,557	18,121	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	2,868	2,887	201
Multifamily	398	397	3
Commercial real estate	1,893	1,896	99
Commercial business loans	1,030	1,030	10
Consumer loans:
Home equity loans and advances	474	474	26
	6,663	6,684	339
Total:
Real estate loans:
One-to-four family	4,164	4,531	201
Multifamily	457	460	3
Commercial real estate	16,729	17,595	99
Commercial business loans	1,173	1,430	10
Consumer loans:
Home equity loans and advances	697	789	26
	$23,220	$24,805	$339

    Specific allocations of the allowance for credit losses attributable to impaired loans totaled $376,000 and $339,000 at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, impaired loans for which there was no related allowance for credit losses totaled $16.2 million and $16.6 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

    The following table presents interest income recognized for individually analyzed loans by loan segment, excluding PCD loans, for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023		2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$4,459	$45	$5,030	$55
Multifamily	448	5	752	11
Commercial real estate	16,252	151	16,423	242
Commercial business loans	1,904	49	1,626	22
Consumer loans:
Home equity loans and advances	688	7	796	11
Total loans	$23,751	$257	$24,627	$341

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating, excluding PCD loans, at March 31, 2023 and December 31, 2022:

	Loans by Year of Origination at March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$20,462	$848,150	$831,259	$289,824	$174,220	$694,583	$—	$—	$2,858,498
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	641	—	679	1,146	—	—	2,466
Total One-to-Four Family	20,462	848,150	831,900	289,824	174,899	695,729	—	—	2,860,964
Gross charge-offs	—	—	—	—	—	134	—	—	134

Multifamily
Pass	91,142	312,669	308,390	160,035	204,633	233,740	—	—	1,310,609
Special mention	—	—	—	—	—	4,534	—	—	4,534
Substandard	—	—	—	—	—	—	—	—	—
Total Multifamily	91,142	312,669	308,390	160,035	204,633	238,274	—	—	1,315,143
Gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	50,010	430,326	391,963	167,649	246,612	1,037,991	—	—	2,324,551
Special mention	—	—	475	—	888	46,046	—	—	47,409
Substandard	—	—	—	3,116	1,607	17,235	—	—	21,958
Total Commercial Real Estate	50,010	430,326	392,438	170,765	249,107	1,101,272	—	—	2,393,918
Gross charge-offs	—	—	—	—	—	86	—	—	86

Construction
Pass	24,441	195,969	101,388	20,638	1,382	30,616	—	—	374,434
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Construction	24,441	195,969	101,388	20,638	1,382	30,616	—	—	374,434
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business
Pass	$23,304	$54,209	$34,624	$31,811	$19,711	$48,713	$283,464	$—	$495,836
Special mention	—	—	90	47	1,042	1,015	4,367	—	6,561
Substandard	—	—	224	10	—	6,783	7,268	—	14,285
Total Commercial Business	23,304	54,209	34,938	31,868	20,753	56,511	295,099	—	516,682
Gross charge-offs	—	—	—	—	—	—	—	—	—

Home Equity Loans and Advances
Pass	3,751	22,676	19,615	12,896	11,581	95,538	104,936	426	271,419
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	165	36	—	201
Total Home Equity Loans and Advances	3,751	22,676	19,615	12,896	11,581	95,703	104,972	426	271,620
Gross charge-offs	—	—	—	—	—	26	—	—	26

Other Consumer Loans
Pass	1,441	223	64	92	71	109	322	—	2,322
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	1,441	223	64	92	71	109	322	—	2,322
Gross charge-offs	—	5	30	—	—	—	—	—	35

Total Loans	214,551	1,864,222	1,688,733	686,118	662,426	2,218,214	400,393	426	7,735,083
Total gross charge-offs	$—	$5	$30	$—	$—	$246	$—	$—	$281

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$829,363	$836,355	$294,721	$177,114	$125,057	$595,097	$—	$—	$2,857,707
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	641	—	681	320	835	—	—	2,477
Total One-to-Four family	829,363	836,996	294,721	177,795	125,377	595,932	—	—	2,860,184
Gross charge-offs	—	—	50	—	122	210	—	—	382

Multifamily
Pass	315,157	309,611	167,955	205,608	38,849	197,489	—	—	1,234,669
Special mention	—	—	—	—	—	4,538	—	—	4,538
Substandard	—	—	—	—	—	—	—	—	—
Total Multifamily	315,157	309,611	167,955	205,608	38,849	202,027	—	—	1,239,207
Gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	448,313	392,689	170,125	260,268	231,868	852,104	—	—	2,355,367
Special mention	—	478	1,843	892	15,498	20,939	—	—	39,650
Substandard	—	—	1,286	1,607	—	15,484	—	—	18,377
Total Commercial Real Estate	448,313	393,167	173,254	262,767	247,366	888,527	—	—	2,413,394
Gross charge-offs	—	—	—	—	—	—	—	—	—

Construction
Pass	159,751	104,339	28,058	14,216	870	29,319	—	—	336,553
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Construction	$159,751	$104,339	$28,058	$14,216	$870	$29,319	$—	$—	$336,553
Gross charge-offs	—	—	—	—	—	—	—	—	—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business
Pass	$58,631	$32,880	$32,788	$20,705	$24,634	$27,277	$280,857	$—	$477,772
Special mention	—	110	63	1,137	1,030	38	10,761	—	13,139
Substandard	—	224	60	—	2,085	315	3,874	—	6,558
Total Commercial Business	58,631	33,214	32,911	21,842	27,749	27,630	295,492	—	497,469
Gross charge-offs	—	—	—	143	29	18	—	—	190

Home Equity Loans and Advances
Pass	22,903	20,476	13,770	12,070	11,126	88,251	105,005	457	274,058
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	188	56	—	244
Total Home Equity Loans and Advances	22,903	20,476	13,770	12,070	11,126	88,439	105,061	457	274,302
Gross charge-offs	—	—	—	—	—	33	—	—	33

Other Consumer Loans
Pass	2,669	87	100	102	30	96	341	—	3,425
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	2,669	87	100	102	30	96	341	—	3,425
Gross charge-offs	10	18	—	—	—	5	—	—	33

Total Loans	1,836,787	1,697,890	710,769	694,400	451,367	1,831,970	400,894	457	7,624,534
Total gross charge-offs	$10	$18	$50	$143	$151	$266	$—	$—	$638

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses for off-balance-sheet exposures is reported in other liabilities in the Consolidated Statements of Financial Condition. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as unfunded commitments. At March 31, 2023 and December 31, 2022, the balance of the allowance for credit losses on unfunded commitments, included in other liabilities, totaled $6.4 million and $7.0 million, respectively. The Company recorded a (reversal of) provision for credit losses on unfunded commitments, included in other non-interest expense in the Consolidated Statements of Income, of $(528,000) and $648,000 during the three months ended March 31, 2023 and 2022.

The following table presents the activity in the allowance for credit losses on off-balance-sheet exposures for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$6,970	$524
Impact of adopting ASU 2016-13 ("CECL") effective January 1, 2022	—	7,674
(Reversal of) provision for credit losses	(528)	648
Balance at End of Period	$6,442	$8,846

10.    Leases

    The Company's leases real estate property for branches and office space. At March 31, 2023 and December 31, 2022, all of the Company's leases are classified as operating leases.

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
    At March 31, 2023 and December 31, 2022, the weighted average remaining lease term for operating leases was 6.3 years and 6.5 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 2.42% and 2.35%, respectively.

    The Company elected to account for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the three months ended March 31, 2023 and 2022, operating and variable lease expenses totaled approximately $633,000 and $731,000, respectively.

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended March 31, 2023 and 2022. At March 31, 2023, the Company had not entered into any leases which had not yet commenced.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
10.    Leases (continued)

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

	Lease Payment Obligations at
	March 31, 2023	December 31, 2022
	(In thousands)

One year or less	$3,322	$4,290
After one year to two years	3,899	3,745
After two years to three years	3,134	3,075
After three years to four years	2,773	2,773
After four years to five years	2,000	2,000
Thereafter	4,345	4,345
Total undiscounted cash flows	19,473	20,228
Discount on cash flows	(1,525)	(1,613)
Total lease liability	$17,948	$18,615

11.    Deposits

    Deposits at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31,	December 31,
	2023	2022
	(In thousands)

Non-interest-bearing demand	$1,583,329	$1,806,152
Interest-bearing demand	2,260,240	2,592,884
Money market accounts	896,336	718,524
Savings and club deposits	850,777	913,738
Certificates of deposit	2,083,519	1,969,861
Total deposits	$7,674,201	$8,001,159

The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $1.2 billion and $1.1 billion at March 31, 2023 and December 31, 2022, respectively. Interest expense on deposits for the three months ended March 31, 2023 and 2022 totaled $17.1 million and $4.7 million, respectively.

Uninsured deposits (excluding municipal deposits which are collateralized) totaled $2.1 billion at March 31, 2023, representing a decrease of $108.0 million, from $2.2 billion at December 31, 2022. Columbia Bank and Freehold Bank both provide eligible customers additional security by increasing their FDIC insured protection beyond the $250,000 limit through the IntraFi Cash Service ("ICS") and the Certificate of Deposit Account Registry Service ("CDARS"). These funds are placed in multiple banks throughout the network and are managed solely through their current relationship at each bank to provide FDIC coverage for the entire deposit balance.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
11.    Deposits (continued)

Scheduled maturities of certificates of deposit accounts at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31,	December 31,
	2023	2022
	(In thousands)

One year or less	$1,276,310	$1,189,826
After one year to two years	678,890	610,965
After two years to three years	66,338	92,120
After three years to four years	37,716	48,981
After four years	24,265	27,969
	$2,083,519	$1,969,861

12.    Stock Based Compensation

    At the Company's annual meeting of stockholders held on June 6, 2019, stockholders approved the Columbia Financial, Inc. 2019 Equity Incentive Plan ("2019 Plan") which provides for the issuance of up to 7,949,996 shares (2,271,427 restricted stock awards and 5,678,569 stock options) of common stock.

At March 31, 2023, there were 798,232 shares remaining available for future restricted stock awards and 1,907,647 shares remaining available for future stock option grants under the 2019 plan

    On March 2, 2022, 51,746 shares of restricted stock were awarded, with a grant date fair value of $21.79 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares.

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

Restricted shares granted under the 2019 Plan generally vest in equal installments, over performance or service periods ranging from 1 year to 5 years, beginning 1 year from the date of grant. A portion of restricted shares awarded were performance awards, which vested upon the satisfactory attainment of certain corporate financial targets during the year ended December 31, 2022. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite performance or service period. During the three months ended March 31, 2023 and 2022, approximately $1 million and $1.2 million in expense was recognized in regard to these awards. The expected future compensation expense related to the 402,601 non-vested restricted shares outstanding at March 31, 2023 is approximately $5.0 million over a weighted average period of 1.5 years.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

    The following is a summary of the Company's restricted stock activity during the three months ended March 31, 2023 and 2022:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2023	430,954	$17.31
Vested	(26,424)	21.16
Forfeited	(1,929)	21.12
Non-vested at March 31, 2023	402,601	$17.10

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2022	1,054,335	$15.78
Grants	51,746	21.79
Vested	(27,775)	17.86
Forfeited	(31,570)	16.91
Non-vested at March 31, 2022	1,046,736	$15.98

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

    Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the three months ended March 31, 2023 and 2022, approximately $921,000 and $756,300 in expense was recognized in regard to these awards. The expected future compensation expense related to the 1,542,386 non-vested options outstanding at March 31, 2023 is $5.4 million over a weighted average period of 1.5 years.

The following is a summary of the Company's option activity during the three months ended March 31, 2023 and 2022:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2023	3,436,869	$16.26	6.9	$18,435,239
Exercised	(3,618)	15.60	—	—
Expired	(2,117)	15.60	—	—
Forfeited	(8,055)	20.03	—	—
Outstanding, March 31, 2023	3,423,079	$16.25	6.7	$7,893,117
Options exercisable at March 31, 2023	1,880,693	$15.85	6.4	$4,711,769

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2022	3,637,542	$15.78	7.6	$18,654,905
Granted	130,951	21.79	—	—
Exercised	(62,859)	16.42	—	—
Expired	(1,412)	15.60	—	—
Forfeited	(61,961)	16.84	—	—
Outstanding, March 31, 2022	3,642,261	$15.92	7.5	$20,401,381
Options exercisable at March 31, 2022	1,398,446	$15.69	7.3	$8,140,661

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

    During the three months ended March 31, 2023 and 2022, the aggregate intrinsic value of options exercised was $19,285 and $360,469, respectively.

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

Net periodic (income) benefit cost for the Pension Plan, RIM Plan, Post-retirement Plan and Split-Dollar Life Insurance plan benefits for the three months ended March 31, 2023 and 2022, includes the following components:

	For the Three Months Ended March 31,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2023	2022	2023	2022	2023	2022	2023	2022	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$1,199	$1,966	$69	$93	$54	$87	$69	$125	Compensation and employee benefits
Interest cost	2,790	2,031	158	97	242	150	204	142	Other non-interest expense
Expected return on plan assets	(7,479)	(7,559)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	14	14	Other non-interest expense
Net loss	—	—	14	111	—	78	—	151	Other non-interest expense
Net periodic (income) benefit cost	$(3,490)	$(3,562)	$241	$301	$296	$315	$287	$432

Through the acquisition of RSI on May 1, 2022, the Company acquired a funded pension plan and a non-funded post-retirement plan. The benefits are based on years of service and the employee’s compensation, as defined. The Plan was amended effective March 31, 2011, to freeze the Plan so that no employee shall commence or recommence participation in the Plan, that there shall be no further benefit accruals under the Plan, and that compensation received after the effective date shall not be recognized for any purpose under the Plan. The defined benefit post-retirement healthcare plan covers substantially all retirees and employees.

Net periodic (income) benefit cost for the Pension Plan and Post-retirement Plan for the three months ended March 31, 2023 includes the following components:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost (continued)

	For the Three Months Ended March 31, 2023
	Pension Plan	Post-retirement Plan	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$—	$17	Compensation and employee benefits
Interest cost	76	27	Other non-interest expense
Expected return on plan assets	(122)	—	Other non-interest expense
Amortization:
Net (gain)	—	(15)	Other non-interest expense
Net periodic (income) benefit cost	$(46)	$29

For the three months ended March 31, 2023, no contribution was made to either Pension Plan. The net periodic (income) cost for pension benefits, other post-retirement and split-dollar life insurance benefits for the three months ended March 31, 2023, were calculated using the most recent available benefit valuations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis at March 31, 2023 and December 31, 2022.

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

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at March 31, 2023 and December 31, 2022, by level within the fair value hierarchy:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

	March 31, 2023
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$21,639	$13,420	$8,219	$—
Mortgage-backed securities and collateralized mortgage obligations	1,170,873	—	1,170,873	—
Municipal obligations	3,548	—	895	2,653
Corporate debt securities	76,510	—	68,563	7,947
Total debt securities available for sale	1,272,570	13,420	1,248,550	10,600
Equity securities	3,552	3,231	321	—
Derivative assets	15,111	—	15,111	—
	$1,291,233	$16,651	$1,263,982	$10,600

Derivative liabilities	$15,813	$—	$15,813	$—

	December 31, 2022
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$63,566	$55,178	$8,388	$—
Mortgage-backed securities and collateralized mortgage obligations	1,181,727	—	1,181,727	—
Municipal obligations	3,575	—	897	2,678
Corporate debt securities	79,766	—	70,321	9,445
Total debt securities available for sale	1,328,634	55,178	1,261,333	12,123
Equity securities	3,384	3,053	331
Derivative assets	19,756	—	19,756	—
	$1,351,774	$58,231	$1,281,420	$12,123

Derivative liabilities	$19,072	$—	$19,072	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

The table below provides activity of assets reported as Level 3 for the period ended March 31, 2023:

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets -December 31, 2022	$12,123
Change in fair value of Level 3 assets	$(1,523)
Transfers into Level 3 assets	—
Balance of recurring Level 3 assets - March 31, 2023	$10,600

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

Expected cash flows were projected based on contractual cash flows. At both March 31, 2023 and December 31, 2022, two private placement corporate debt securities classified as available for sale and three private placement municipal obligations classified as available for sale were included in Level 3 assets. There were no transfers to Level 3 assets during the three months ended March 31, 2023.

Private placement debt security cash flows were discounted to a market yield of 11.00% (weighted average is 11.00%), and the cash flows for private placement municipal obligations were discounted to a market yield ranging from 4.22% to 4.74% (weighted average is 4.40%).

The period end valuations were support by an analysis prepared by an independent third party market participant and approved by management.

Assets Measured at Fair Value on a Non-Recurring Basis

    The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis at March 31, 2023 and December 31, 2022.

Individually Analyzed Collateral Dependent Loans/Impaired Loans

    The fair value of collateral dependent loans that are individually analyzed or were previously deemed impaired is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. For individually analyzed loans measured for impairment based on the fair value of the underlying collateral, fair value was estimated using a market approach. The Company measures the fair value of collateral underlying impaired loans primarily through obtaining independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case-by-case basis, to comparable assets based on the appraisers’ market knowledge and experience, as well as adjustments for estimated costs to sell between 6% and 8%. For non-collateral dependent loans, management estimates fair value using discounted cash flows based on inputs that are largely observable. The Company classifies these loans as Level 3 within the fair value hierarchy.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at March 31, 2023 and December 31, 2022, by level within the fair value hierarchy:

	March 31, 2023
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Mortgage servicing rights	2,264	—	—	2,264
	$2,264	$—	$—	$2,264

	December 31, 2022
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Mortgage servicing rights	2,107	—	—	2,107
	$2,107	$—	$—	$2,107

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Mortgage servicing rights	$2,264	Discounted cash flow	Prepayment speeds and discount rates (1)	4.9% - 24.2%	7.8%

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

	December 31, 2022
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Mortgage servicing rights	$2,107	Discounted cash flow	Prepayment speeds and discount rates (2)	5.5% - 27.1%	8.6%

(1) Value of SBA servicing rights based on a discount rate of 15.00%.
(2) Value of SBA servicing rights based on a discount rate of 14.50%.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

Loans Receivable

    Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial mortgage, residential mortgage, commercial, construction, consumer, and other. Each loan category is further segmented into fixed and adjustable rate interest terms and into performing and non-performing categories.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at March 31, 2023 and December 31, 2022:

	March 31, 2023
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$319,439	$319,439	$319,439	$—	$—
Debt securities available for sale	1,272,570	1,272,570	13,420	1,248,550	10,600
Debt securities held to maturity	417,227	372,187	—	372,187	—
Equity securities	3,552	3,552	3,231	321	—
Federal Home Loan Bank stock	84,799	84,799	—	84,799	—
Loans receivable, net	7,734,199	6,917,988	—	—	6,917,988
Derivative assets	15,111	15,111	—	15,111	—

Financial liabilities:
Deposits	$7,674,201	$7,630,592	$—	$7,630,592	$—
Borrowings	1,706,613	1,701,206	—	1,701,206	—
Derivative liabilities	15,813	15,813	—	15,813	—

	December 31, 2022
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$179,228	$179,228	$179,228	$—	$—
Debt securities available for sale	1,328,634	1,328,634	55,178	1,261,333	12,123
Debt securities held to maturity	421,523	370,391	—	370,391	—
Equity securities	3,384	3,384	3,053	331	—
Federal Home Loan Bank stock	58,114	58,114	—	58,114	—
Loans receivable, net	7,624,761	6,771,095	—	—	6,771,095
Derivative assets	19,756	19,756	—	19,756	—

Financial liabilities:
Deposits	$8,001,159	$7,942,782	$—	$7,942,782	$—
Borrowings	1,127,047	1,146,265	—	1,146,265	—
Derivative liabilities	19,072	19,072	—	19,072	—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss)

    The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023			2022
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gain (loss) on debt securities available for sale:	$17,541	$(4,472)	$13,069	$(80,181)	$22,366	$(57,815)
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(11)	4	(7)	(4)	1	(3)
Reclassification adjustment for (loss) included in net income	(1,295)	366	(929)	—	—	—
	16,235	(4,102)	12,133	(80,185)	22,367	(57,818)
Derivatives:
Unrealized (loss)gain on swap contracts accounted for as cash flow hedges	(1,203)	338	(865)	4,382	(1,225)	3,157
	(1,203)	338	(865)	4,382	(1,225)	3,157

Employee benefit plans:
Amortization of prior service cost included in net income	(14)	4	(10)	(14)	3	(11)
Reclassification adjustment of actuarial net gain (loss) included in net income	1	—	1	(339)	95	(244)
Change in funded status of retirement obligations	26	153	179	706	(226)	480
	13	157	170	353	(128)	225
Total other comprehensive income (loss)	$15,045	$(3,607)	$11,438	$(75,450)	$21,014	$(54,436)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023				2022
	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized Gains (Losses) on Debt Securities Available for Sale	UnrealizedGains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(135,482)	$504	$(44,318)	$(179,296)	$1,644	$(4,917)	$(42,646)	$(45,919)
Current period changes in other comprehensive income (loss)	12,133	(865)	170	11,438	(57,818)	3,157	225	(54,436)
Total other comprehensive income (loss)	$(123,349)	$(361)	$(44,148)	$(167,858)	$(56,174)	$(1,760)	$(42,421)	$(100,355)

    The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the three months ended March 31, 2023 and 2022:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Three Months Ended March 31,		Affected Line Items in the Consolidated Statements of Income
	2023	2022
	(In thousands)

Reclassification adjustment for (loss) included in net income	$(1,295)	$—	Loss on securities transactions
Reclassification adjustment of actuarial net gain (loss) included in net income	1	(339)	Other non-interest expense
Total before tax	(1,294)	(339)
Income tax benefit	366	95
Net of tax	$(928)	$(244)

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

    Currency Forward Contracts. At March 31, 2023 and December 31, 2022, the Company had no currency forward contracts in place with commercial banking customers.

    Interest Rate Swaps. At March 31, 2023 and December 31, 2022, the Company had 56 and 54 interest rate swaps in place with commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $213.0 million and $205.0 million, respectively. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

    At March 31, 2023 and December 31, 2022, the Company had 22 and 20 interest rate swaps with notional amounts of $340.0 million and $290.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

At both March 31, 2023 and December 31, 2022, the Company had two interest rate swaps hedged against pools of floating rate commercial loans with notional amounts totaling $100.0 million. These swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

At March 31, 2023, the Company had two interest rate fair value swaps with notional amounts totaling $200.0 million. These swaps meet the cash flow hedge accounting requirements. The Company is exposed to changes in the fair value of certain of its fixed-rate pools of assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Secured Overnight Financing Rate ("SOFR"). At December 31, 2022, the Company did not have any fair value swaps.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
16.    Derivatives and Hedging Activities (continued)

Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For the three months ended March 31, 2023, the Company recorded hedge ineffectiveness associated with these contracts totaling $4,000. For the three months ended March 31, 2022, the Company did not record any hedge ineffectiveness associated with these contracts.
    The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$2,850	Other Liabilities	$3,670
Interest rate products - non-designated hedges	Other Assets	12,261	Other Liabilities	12,143
Total derivative instruments		$15,111		$15,813

	December 31, 2022
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$4,290	Other Liabilities	$3,918
Interest rate products - non-designated hedges	Other Assets	15,466	Other Liabilities	15,154
Total derivative instruments		$19,756		$19,072

For the three months ended March 31, 2023 and 2022, gains of $193,000 and $250,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties.

    At March 31, 2023 and December 31, 2022, accrued interest was $151,000 and $22,000.

    The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

    At March 31, 2023, the termination value of derivatives in a net liability position, which includes accrued interest, was $701,000. The Company has collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $620,000 against its obligations under these agreements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
16.    Derivatives and Hedging Activities (continued)

Fair Value Hedges of Interest Rate Risk. The Company is exposed to changes in the fair value of certain of its fixed-rate pools of assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, SOFR. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in interest income.

At March 31, 2023, the following amounts were recorded on the Consolidated Statements of Financial Condition related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of Hedged Assets/(Liabilities)
	March 31, 2023
	(In thousands)

Fair value interest rate products	$200,156	$156

At December 31, 2022, the Company had no fair value hedges.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
	2023	2022
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$1,176	$1,170
Title insurance fees	587	957
Insurance agency income	39	—
Other non-interest income	2,483	2,031
Total in-scope non-interest income	4,285	4,158
Total out-of-scope non-interest income	3,788	2,883
Total non-interest income	$8,073	$7,041

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

18.    Subsequent Events

    The Company has evaluated events subsequent to March 31, 2023 and through the financial statement issuance date of May 10, 2023.

Between April 1, 2023 and May 5, 2023, the Company sold approximately $245.0 million of securities held as available-for-sale at a pre-tax loss of approximately $9.5 million and used the proceeds to repay short term borrowings.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

    Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risk factors and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, as well as its impact on fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, higher inflation and its impact on national and local economic conditions, the Company's ability to successfully implement its business strategy, acquisitions and the integration of acquired businesses, credit risk management, the effect of the COVID-19 pandemic including on our credit quality and business operations, as well as its impact on general economic and financial market conditions, asset-liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

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

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total assets increased $226.5 million, or 2.2%, to $10.6 billion at March 31, 2023 from $10.4 billion at December 31, 2022. The increase in total assets was primarily attributable to an increase in cash and cash equivalents of $140.2 million, an increase in loans receivable, net of $109.4 million, and an increase in Federal Home Loan Bank ("FHLB") stock of $26.7 million, partially offset by a decrease in debt securities available for sale of $56.1 million.

Cash and cash equivalents increased $140.2 million, or 78.2%, to $319.4 million at March 31, 2023 from $179.2 million at December 31, 2022. The increase was primarily attributable to repayments on loans and mortgage-backed securities, $42.6 million in proceeds from the sale of debt securities available for sale, and acquisition of new FHLB borrowings, partially offset by $47.3 million in repurchases of common stock under our stock repurchase program.

Debt securities available for sale decreased $56.1 million, or 4.2%, to $1.27 billion at March 31, 2023 from $1.33 billion at December 31, 2022. The decrease was attributable to repayments on securities of $27.9 million, and sales of securities of $42.6 million, which was partially offset by a decrease in the gross unrealized loss of $16.2 million. The Bank sold U.S. government obligations at a weighted average rate of 2.35% during the 2023 period.

Loans receivable, net, increased $109.4 million, or 1.4%, to $7.7 billion at March 31, 2023 from $7.6 billion at December 31, 2022. One-to-four family real estate loans, multi-family real estate loans, construction loans and commercial business loans increased $780,000, $75.9 million, $37.9 million and $19.2 million, respectively, partially offset by a decrease in commercial real estate loans and home equity loans and advances of $19.5 million and $2.7 million, respectively. The allowance for credit losses on loans increased $70,000 to $52.9 million at March 31, 2023 from $52.8 million at December 31, 2022. During the quarter ended March 31, 2023, the increase in the allowance for credit losses was primarily due to an increase in the outstanding balance of loans and the evaluation of current and forecasted economic conditions, partially offset by a decrease in loan loss rates.

Federal Home Loan Bank stock increased $26.7 million, or 45.9%, to $84.8 million at March 31, 2023 from $58.1 million at December 31, 2022. The increase was due to the purchase of stock required upon acquiring new FHLB borrowings.

Total liabilities increased $241.2 million, or 2.6%, to $9.6 billion at March 31, 2023 from $9.4 billion at December 31, 2022. The increase was primarily attributable to an increase in borrowings of $579.6 million, or 51.4%, partially offset by a decrease in total deposits of $327.0 million, or 4.1%, and a decrease in accrued expenses and other liabilities of $13.7 million, or 7.5%. The increase in borrowings was driven by a net $579.6 million increase in FHLB advances. The decrease in total deposits primarily consisted of decreases in non-interest-bearing demand deposits, interest-bearing demand deposits, and savings and club deposits of $222.8 million, $332.6 million, and $63.0 million, respectively, partially offset by increases in money market accounts of $177.8 million and certificates of deposit of $113.7 million. The Bank has priced select money market and certificates of deposit accounts very

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
competitively to the market, but there continues to be fierce competition for funds from other banks and non-bank investment products. The decrease in accrued expenses and other liabilities primarily consisted of a $9.0 million decrease in accrued bonuses and a $3.5 million decrease in interest rate swap liabilities.

Total stockholders’ equity decreased $14.7 million, or 1.4%, to $1.0 billion at March 31, 2023 from $1.1 billion at December 31, 2022. The decrease in equity was primarily attributable to the repurchase of 2,378,434 shares of common stock at a cost of approximately $47.3 million, or $19.90 per share, under our stock repurchase program, partially offset by net income of $18.7 million, and a decrease of $12.1 million in unrealized losses on debt securities available for sale, net of taxes, included in other comprehensive income.

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and March 31, 2022

Net income of $18.7 million was recorded for the quarter ended March 31, 2023, a decrease of $1.7 million, or 8.2%, compared to net income of $20.4 million for the quarter ended March 31, 2022. The decrease in net income was primarily attributable to a $1.9 million decrease in net interest income, and a $3.2 million increase in non-interest expense, partially offset by a $1.3 million decrease in provision for credit losses, a $1.0 million increase in non-interest income and a $1.0 million decrease in income tax expense.

Net interest income was $60.9 million for the quarter ended March 31, 2023, a decrease of $1.9 million, or 3.0%, from $62.7 million for the quarter ended March 31, 2022. The decrease in net interest income was primarily attributable to a $26.0 million increase in interest expense on deposits and borrowings, partially offset by a $24.1 million increase in interest income. The increase in interest income was primarily due to an increase in the average balance of total interest-earning assets coupled with an increase in average yields due to the rise in interest rates in 2022 and 2023. The increase in interest expense on deposits and borrowings was driven by an increase in the average balance of deposits and borrowings coupled with the repricing of existing deposits at higher rates. The Federal Reserve raised interest rates 25 basis points in March 2022, and approved five additional rate increases between May 2022 and December 2022, ranging from 50 to 75 basis points. In 2023, the Federal Reserve raised rates another 50 basis points. The rise in interest rates in 2022 initially had a more immediate impact on interest income from loans, securities and other interest-earning assets than on interest expense on deposits, as the repricing on deposit products lags in relation to increases in market interest rates, but significantly impacted interest expense for the quarter ended March 31, 2023. The increase in interest expense on borrowings was also impacted by the significant increase in interest rates for new borrowings since March 2022, along with an increase in the balance of borrowings. Prepayment penalties, which are included in interest income on loans, totaled $200,000 for the quarter ended March 31, 2023, compared to $1.3 million for the quarter ended March 31, 2022.

The average yield on loans for the quarter ended March 31, 2023 increased 62 basis points to 4.24%, as compared to 3.62% for the quarter ended March 31, 2022, as interest income was influenced by rising interest rates and loan growth. The average yield on securities for the quarter ended March 31, 2023 increased 33 basis points to 2.53%, as compared to 2.20% for the quarter ended March 31, 2022, as a number of adjustable rate securities tied to various indexes repriced higher during the quarter. The average yield on other interest-earning assets for the quarter ended March 31, 2023 increased 141 basis points to 4.22%, as compared to 2.81% for the quarter ended March 31, 2022, due to the rise in average balances and interest rates, as noted above.

Total interest expense was $32.0 million for the quarter ended March 31, 2023, an increase of $26.0 million, or 432.8%, from $6.0 million for the quarter ended March 31, 2022. The increase in interest expense was primarily attributable to a 328 basis point increase in the average cost of borrowings, and an increase in the average balance of borrowings, coupled with an 81 basis point increase in the average cost of interest-bearing deposits and an increase in the average balance of deposits. Interest expense on borrowings increased $13.6 million, or 1029.2%, and interest expense on deposits increased $12.4 million, or 264.58%, due to the rise in interest rates as noted above.

The Company's net interest margin for the quarter ended March 31, 2023 decreased 40 basis points to 2.58%, when compared to 2.98% for the quarter ended March 31, 2022. The weighted average yield on interest-earning assets increased 66 basis points to 3.93% for the quarter ended March 31, 2023, as compared to 3.27% for the quarter ended March 31, 2022. The average cost of interest-bearing liabilities increased 135 basis points to 1.74% for the quarter ended March 31, 2023, as compared to 0.39% for the quarter ended March 31, 2022. The increase in yields for the quarter ended March 31, 2023 was due to the impact of the rise in interest rates which began in March 2022. The net interest margin decreased for the quarter ended March 31, 2023, as the average cost of interest-bearing liabilities outweighed the increase in the average yield on interest-earning assets.

The provision for credit losses for the quarter ended March 31, 2023 was $175,000, a decrease of $1.3 million, from $1.5 million for the quarter ended March 31, 2022. The decrease in provision for credit losses during the quarter was primarily attributable

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
to the decrease in loan loss rates and the evaluation of current and forecasted economic conditions, partially offset by an increase in the outstanding balances of loans.

Non-interest income was $8.1 million for the quarter ended March 31, 2023, an increase of $1.0 million, or 14.7%, from $7.0 million for the quarter ended March 31, 2022. The increase was primarily attributable to an increase in loan fees and service charges of $432,000, an increase in income from the gain on sale of loans of $681,000 and an increase in other non-interest income of $1.2 million, primarily related to swap income, partially offset by the loss on securities transactions of $1.3 million and a decrease in title insurance fees of $370,000.

Non-interest expense was $43.9 million for the quarter ended March 31, 2023, an increase of $3.2 million, or 7.7%, from $40.7 million for the quarter ended March 31, 2022. The increase was primarily attributable to an increase in compensation and employee benefits expense of $5.2 million, partially offset by a decrease in other non-interest expense of $2.9 million. The increase in compensation and employee benefits expense was due to an increase in staff levels and related personnel benefit costs, mainly due to the acquisition of RSI Bank in May 2022, lower deferred compensation due to lower loan originations, and normal annual increases in employee related benefits. The decrease in other non-interest expense was primarily related to a decrease of $1.2 million related to the provision for credit losses for unfunded commitments and a decrease of $1.1 million in expenses related to swap transactions. The decrease for the 2023 period was also attributable to the quarter ended March 31, 2022 including three litigation settlements paid or accrued totaling $2.2 million.

Income tax expense was $6.1 million for the quarter ended March 31, 2023, a decrease of $1.0 million, as compared to $7.2 million for the quarter ended March 31, 2022, mainly due to a decrease in pre-tax income, and to a lesser extent, a decrease in the Company's effective tax rate. The Company's effective tax rate was 24.7% and 26.0% for the quarters ended March 31, 2023 and 2022, respectively.

Asset Quality
The Company's non-performing loans at March 31, 2023 totaled $6.6 million, or 0.09% of total gross loans, as compared to $6.7 million, or 0.09% of total gross loans, at December 31, 2022. The $111,000 decrease in non-performing loans was primarily attributable to a decrease of $145,000 in non-performing home equity loans and advances, partially offset by an increase of $63,000 in non-performing one-to-four family loans. Non-performing assets as a percentage of total assets totaled 0.06% at both March 31, 2023 and December 31, 2022.

For the quarter ended March 31, 2023, net charge-offs totaled $104,544, as compared to $111,090 in net recoveries recorded for the quarter ended March 31, 2022.
The Company's allowance for credit losses on loans was $52.9 million, or 0.68% of total gross loans, at March 31, 2023, compared to $52.8 million, or 0.69% of total gross loans, at December 31, 2022. The increase in the allowance for credit losses for loans was primarily due to an increase in the outstanding balance of loans and the evaluation of current and forecasted economic conditions, partially offset by a decrease in loan loss rates.

Additional Liquidity, Loan, Deposit and Capital Information

The Company services a diverse retail and commercial deposit base through its 67 branches. With over 210,000 accounts, the average deposit account balance was approximately $37,000 at March 31, 2023. The Company had uninsured deposits (excluding municipal deposits which are collateralized) totaling $2.1 billion at March 31, 2023, or 27.7% of total deposits as of that date.

Deposit balances are summarized as follows:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	At March 31, 2023		At February 28, 2023		At December 31, 2022
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,583,329	—%	$1,658,247	—%	$1,806,152	—%
Interest-bearing demand	2,260,240	1.06	2,492,166	1.08	2,592,884	0.75
Money market accounts	896,336	2.27	739,592	1.81	718,524	0.93
Savings and club deposits	850,777	0.10	881,147	0.10	913,738	0.06
Certificates of deposit	2,083,519	2.32	2,022,697	2.14	1,969,861	2.16
Total deposits	$7,674,201	1.22%	$7,793,849	1.08%	$8,001,159	0.86%

The Company continues to maintain strong liquidity and capital positions. The Company has not utilized the Federal Reserve’s Bank Term Funding Program and had no outstanding borrowings from the Federal Reserve Discount Window at March 31, 2023. The Company had immediate access to $2.9 billion of funding with additional unpledged loan collateral available to pledge in excess of $2.7 billion at March 31, 2023. At March 31, 2023, available sources of liquidity include but are not limited to:

•Cash and cash equivalents of $319.4 million;
•Borrowing capacity based on unencumbered collateral pledged at the FHLB totaling $1.1 billion;
•Borrowing capacity based on unencumbered collateral pledged at the Federal Reserve Bank totaling $1.4 billion;
•Available correspondent lines of credit of $384.0 million with various third parties; and
•Unpledged loan collateral available to pledge in excess of $2.7 billion.

At March 31, 2023, other comprehensive income includes net unrealized losses on debt securities available for sale of $123.5 million and net unrealized losses on the Company's defined benefit plan of $44.1 million. If the Company sold all its debt securities available for sale at March 31, 2023, the Company’s tier 1 capital (leverage ratio) and total risk-based capital ratios would be 9.03% and 13.75%, respectively, which are well in excess of regulatory capital requirements.

At March 31, 2023, the Company's non-performing commercial real estate loans totaled $2.9 million, or 0.04% of the total loans receivable loan portfolio balance.

The following table presents multifamily real estate, owner occupied commercial real estate, and the components of investor owned commercial real estate loans included in the real estate loan portfolio.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	At March 31, 2023
	(Dollars in thousands)
	Balance	% of Gross Loans	Loan to Value Ratio	Debt Service Coverage
Multifamily Real Estate	$1,315,143	17.0%	62.2%	1.45x

Owner Occupied Commercial Real Estate	$521,653	6.7%	51.5%	2.21x

Investor Owned Commercial Real Estate:
Retail / Shopping centers	$520,753	6.7%	52.1%	1.43x
Mixed Use	306,504	4.0	59.4	1.48
Industrial / Warehouse	332,560	4.3	52.2	1.65
Non-Medical Office	238,495	3.1	52.1	1.66
Medical Office	147,778	1.9	60.3	1.56
Single Purpose	71,636	0.9	59.6	2.33
Other	254,539	3.3	53.5	1.44
Total	$1,872,265	24.2%	54.5%	1.55x

Total Multifamily and Commercial Real Estate Loans	$3,709,061	48.0%	56.8%	1.61x

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
▪Valuation of retirement and post-retirement benefits

The determination of the allowance for credit losses (“ACL”) on loans is considered a critical accounting estimate by management because of the high degree of judgment involved in determining qualitative loss factors, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment The ACL is maintained at a level management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. The ACL consists of two elements: (1) identification of loans that must be individually analyzed for impairment and (2) establishment of an ACL for loans collectively analyzed.

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

Using the historical relationship between economic conditions and loan performance, management’s expectation of future loan performance is incorporated using a single economic forecast of macroeconomic variables (i.e., unemployment, gross domestic product, vacancy, and home price index). This forecast is applied over a period that management has determined to be reasonable and supportable. Beyond the period over which management can develop or source a reasonable and supportable forecast, the model reverts to long-term average historical loss rates using a straight-line, time-based methodology. The Company's current forecast period is six quarters, with a four-quarter reversion period to long-term average historical loss rates.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and projections of future taxable income. These estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets and that it is more likely than not that the benefits from certain state temporary differences will not be realized. At March 31, 2023 and December 31, 2022, the Company's net deferred tax assets totaled $33.3 million and $36.9 million, respectively, which included a valuation allowance totaling $2.0 million at both period end dates. Based upon projections of future taxable income and the ability to carryforward operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

    The Company provides certain health care and life insurance benefits, along with a split dollar BOLI death benefit, to eligible retired employees. The cost of retiree health care and other benefits during the employees' period of active service are accrued monthly. The accounting guidance requires the following: a) recognize in the statement of financial position the over funded or underfunded status of a defined benefit post-retirement plan measured as the difference between the fair value of plan assets and the benefit obligations; b) measure a plan's assets and its obligations that determine its funded status as of the end of the Company's fiscal year (with limited exceptions); and c) recognize as a component of other comprehensive income (loss), net of tax, the actuarial gain and losses and the prior service costs and credits that arise during the period. These assets and liabilities and expenses are based upon actuarial assumptions including interest rates, rates of increase in compensation, expected rate of return on plan assets and the length of time we will have to provide those benefits. Actual results may differ from these assumptions. These assumptions are reviewed and updated at least annually and management believes the estimates are reasonable.

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

    The table below sets forth, as of March 31, 2023, the net portfolio value, the estimated changes in the net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and Freehold Bank and its subsidiaries only and does not include any assets of the Company.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
			(Dollars in thousands)
+400	$226,842	$(6,321)	(2.71)%	$927,947	10.47%	(36.46)%
+300	229,247	(3,916)	(1.68)	1,069,097	11.71	(26.79)
+200	230,968	(2,195)	(0.94)	1,203,372	12.78	(17.60)
+100	232,362	(801)	(0.34)	1,334,968	13.76	(8.59)
Base	233,163	—	—	1,460,349	14.59	—
-100	233,226	63	0.03	1,570,233	15.20	7.52
-200	226,571	(6,592)	(2.83)	1,617,865	15.20	10.79
-300	212,967	(20,196)	(8.66)	1,606,717	15.09	10.02

    As of March 31, 2023, based on the scenarios above, net interest income would decrease by approximately 0.94% if rates were to rise 200 basis points, and would decrease by 2.83% if rates were to decrease 200 basis points over a one-year time horizon.

    Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of March 31, 2023, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 17.60%. If rates were to decrease 200 basis points, the model forecasts a 10.79% increase in the NPV.

    Overall, our March 31, 2023 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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

    We mitigate liquidity risk by attempting to structure our balance sheet prudently and by maintaining diverse borrowing resources to fund potential cash needs. For example, we structure our balance sheet so that we fund less liquid assets, such as loans, with stable funding sources, such as retail deposits, long-term debt, wholesale borrowings, and capital. We assess liquidity needs arising from asset growth, maturing obligations, and deposit withdrawals, taking into account operations in both the normal course of business and times of unusual events. In addition, we consider our off-balance sheet arrangements and commitments that may impact liquidity in certain business environments.

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
We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth or financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds and dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window or the newly established Bank Term Funding Program and through the FHLB system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our securities portfolio. As of March 31, 2023, the potential liquidity from these sources is an amount we believe currently exceeds any contingent liquidity need.

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
Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of March 31, 2023 and December 31, 2022, each of the Company and the banks exceeded all capital adequacy requirements to which it was subject.

    The following tables presents the Company's, Columbia Bank's and Freehold Bank's actual capital amounts and ratios at March 31, 2023 and December 31, 2022 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At March 31, 2023:
Total capital (to risk-weighted assets)	$1,117,801	14.75%	$606,226	8.00%	$795,671	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,058,620	13.97	454,669	6.00	644,115	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,051,403	13.87	341,002	4.50	530,447	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,058,620	10.19	415,472	4.00	415,472	4.00	N/A	N/A

At December 31, 2022:
Total capital (to risk-weighted assets)	$1,145,331	15.39%	$595,313	8.00%	$781,348	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,085,665	14.59	446,485	6.00	632,520	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,078,448	14.49	334,863	4.50	520,899	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,085,665	10.68	406,643	4.00	406,643	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Columbia Bank	(In thousands, except ratio data)
At March 31, 2023:
Total capital (to risk-weighted assets)	$1,045,352	14.21%	$588,401	8.00%	$772,276	10.50%	$735,501	10.00%
Tier 1 capital (to risk-weighted assets)	987,523	13.43	441,301	6.00	625,176	8.50	588,401	8.00
Common equity tier 1 capital (to risk-weighted assets)	987,523	13.43	330,975	4.50	514,851	7.00	478,076	6.50
Tier 1 capital (to adjusted total assets)	987,523	9.77	404,115	4.00	404,115	4.00	505,144	5.00

At December 31, 2022:
Total capital (to risk-weighted assets)	$1,019,850	14.12%	$577,656	8.00%	$758,173	10.50%	$722,070	10.00%
Tier 1 capital (to risk-weighted assets)	961,613	13.32	433,242	6.00	613,759	8.50	577,656	8.00
Common equity tier 1 capital (to risk-weighted assets)	961,613	13.32	324,931	4.50	505,449	7.00	469,345	6.50
Tier 1 capital (to adjusted total assets)	961,613	9.74	394,968	4.00	394,968	4.00	493,711	5.00

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Freehold Bank	(In thousands, except ratio data)
At March 31, 2023:
Total capital (to risk-weighted assets)	$44,953	22.82%	$15,760	8.00%	$20,684	10.50%	$19,699	10.00%
Tier 1 capital (to risk-weighted assets)	43,567	22.12	11,820	6.00	16,744	8.50	15,759	8.00
Common equity tier 1 capital (to risk-weighted assets)	43,567	22.12	8,865	4.50	13,790	7.00	12,805	6.50
Tier 1 capital (to adjusted total assets)	43,567	15.22	11,447	4.00	11,447	4.00	14,309	5.00

At December 31, 2022:
Total capital (to risk-weighted assets)	$44,725	22.92%	$15,609	8.00%	$20,486	10.50%	$19,511	10.00%
Tier 1 capital (to risk-weighted assets)	43,298	22.19	11,706	6.00	16,584	8.50	15,609	8.00
Common equity tier 1 capital (to risk-weighted assets)	43,298	22.19	8,780	4.50	13,657	7.00	12,682	6.50
Tier 1 capital (to adjusted total assets)	43,298	15.19	11,399	4.00	11,399	4.00	14,249	5.00

    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2023. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

    During the quarter ended March 31, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

    The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

    For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 1, 2023. As of March 31, 2023, the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, except as described below:

Financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive and destabilizing deposit outflows.

In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receivership. Additionally, in May 2023, First Republic Bank experienced similar circumstances which resulted in the institution being placed in FDIC receivership. In the aftermath of these events, there has been substantial market disruption and concerns that diminished depositor confidence could spread across the banking industry, leading to deposit outflows that could destabilize other institutions. To strengthen public confidence in the banking system, the FDIC took action to protect funds held in uninsured deposit accounts at Silicon Valley Bank and Signature Bank following the placement of those institutions into receivership. However, the FDIC has not committed to protecting uninsured deposits in other institutions that experience outsized withdrawal demands. To further bolster the banking system, the Federal Reserve Board created a new Bank Term Funding Program to provide an additional source of liquidity. At March 31, 2023, we had $2.9 billion in available liquidity, including $319.4 million in cash, which was sufficient to cover our uninsured deposits. Notwithstanding our significant liquidity, large deposit outflows could adversely affect our financial condition and results of operations and could result in the closure of the Bank. Furthermore, the recent bank failures may result in strengthening of capital and liquidity rules which, if the revised rules apply to us, could adversely affect our financial condition and results of operations.

Our FDIC deposit insurance premiums and assessments may increase, which would reduce our profitability.

On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC issued a joint statement relating to the resolution of Silicon Valley Bank and Signature Bank that stated that losses to support uninsured deposits of those banks would be recovered via a special assessment on banks. The terms of that special assessment have not been announced. The announced special assessment, as well as any future increases in assessment rates or required prepayments in FDIC insurance premiums, to the extent that they result in increased deposit insurance costs, would reduce our profitability.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    The following table reports information regarding repurchases of the Company's common stock, excluding excise tax during the quarter ended March 31, 2023:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2023	427,546	$21.24	427,434	2,922,100
February 1 - 28, 2023	738,717	20.75	736,900	2,185,200
March 1 - 31, 2023	1,221,168	18.90	1,214,100	971,100
Total	2,387,431	$19.89	2,378,434

(1) On December 14, 2022 the Company announced that its Board of Directors authorized the Company's fifth stock repurchase program to acquire up to 3,000,000 shares, or approximately 2.7%, of the Company's then issued and outstanding common stock, commencing upon the completion of the Company’s fourth stock repurchase program announced on December 6, 2021.

(2) During the three months ended March 31, 2023, 1,929 shares were repurchased pursuant to forfeitures and 7,068 shares were repurchased for taxes related to the 2019 Equity Incentive Plan and not as part of a share repurchase program.

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

101.0
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2023, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

Columbia Financial, Inc.

Date:	May 10, 2023	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2023	/s/Dennis E. Gibney
Dennis E. Gibney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)