Form 10-Q
period 2023-06-30
Columbia Financial, Inc.
filed 2023-08-09
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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
☐ Yes ☒ No

As of August 4, 2023, there were 105,372,453 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share (including 76,016,524 shares held by Columbia Bank, MHC).

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets	(Unaudited)

Cash and due from banks	$93,368	$179,097
Short-term investments	107	131
Total cash and cash equivalents	93,475	179,228

Debt securities available for sale, at fair value	997,459	1,328,634
Debt securities held to maturity, at amortized cost (fair value of $364,111 and $370,391 at June 30, 2023 and December 31, 2022, respectively)	415,333	421,523
Equity securities, at fair value	3,714	3,384
Federal Home Loan Bank stock	61,277	58,114

Loans receivable	7,760,436	7,677,564
Less: allowance for credit losses	53,456	52,803
Loans receivable, net	7,706,980	7,624,761

Accrued interest receivable	35,159	33,898
Office properties and equipment, net	82,843	83,877
Bank-owned life insurance ("BOLI")	267,905	264,854
Goodwill and intangible assets	124,538	125,142
Other assets	296,592	284,754
Total assets	$10,085,275	$10,408,169

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$7,714,156	$8,001,159
Borrowings	1,120,260	1,127,047
Advance payments by borrowers for taxes and insurance	48,176	45,460
Accrued expenses and other liabilities	179,895	180,908
Total liabilities	9,062,487	9,354,574

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 131,133,895 shares issued and 105,598,742 shares outstanding at June 30, 2023 and 130,900,673 shares issued and 108,970,476 shares outstanding at December 31, 2022	1,311	1,309
Additional paid-in capital	786,248	781,165
Retained earnings	877,905	857,518
Accumulated other comprehensive loss	(166,171)	(179,296)
Treasury stock, at cost; 25,535,153 shares at June 30, 2023 and 21,930,197 shares at December 31, 2022	(442,084)	(371,708)
Common stock held by the Employee Stock Ownership Plan	(33,623)	(34,750)
Stock held by Rabbi Trust	(2,780)	(3,149)
Deferred compensation obligations	1,982	2,506
Total stockholders' equity	1,022,788	1,053,595
Total liabilities and stockholders' equity	$10,085,275	$10,408,169

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income:	(Unaudited)
Loans receivable	$84,188	$61,927	$164,478	$118,884
Debt securities available for sale and equity securities	6,445	8,419	14,896	17,307
Debt securities held to maturity	2,447	2,357	4,904	4,783
Federal funds and interest-earning deposits	1,801	77	2,613	94
Federal Home Loan Bank stock dividends	1,262	298	2,132	745
Total interest income	96,143	73,078	189,023	141,813
Interest expense:
Deposits	28,727	4,671	45,815	9,358
Borrowings	16,265	1,900	31,193	3,222
Total interest expense	44,992	6,571	77,008	12,580

Net interest income	51,151	66,507	112,015	129,233

Provision for credit losses	1,078	1,539	1,253	2,998

Net interest income after provision for credit losses	50,073	64,968	110,762	126,235

Non-interest income:
Demand deposit account fees	1,291	1,449	2,467	2,619
Bank-owned life insurance	1,675	2,139	3,656	3,868
Title insurance fees	624	1,035	1,211	1,992
Loan fees and service charges	1,325	856	2,397	1,496
(Loss) gain on securities transactions	(9,552)	210	(10,847)	210
Change in fair value of equity securities	162	(147)	330	(68)
(Loss) gain on sale of loans	(128)	—	663	110
Other non-interest income	4,057	2,127	7,651	4,483
Total non-interest income	(546)	7,669	7,528	14,710

Non-interest expense:
Compensation and employee benefits	32,460	28,871	63,618	54,870
Occupancy	5,738	5,436	11,492	10,865
Federal deposit insurance premiums	1,734	630	2,423	1,277
Advertising	786	795	1,473	1,444
Professional fees	2,376	1,839	4,251	3,593
Data processing and software expenses	3,601	3,099	7,426	6,366
Merger-related expenses	266	1,327	266	1,478
Other non-interest expense, net	645	(277)	559	2,576
Total non-interest expense	47,606	41,720	91,508	82,469

Income before income tax expense	1,921	30,917	26,782	58,476

Income tax expense	257	7,958	6,395	15,113

Net income	$1,664	$22,959	$20,387	$43,363

Earnings per share-basic	$0.02	$0.22	$0.20	$0.41
Earnings per share-diluted	$0.02	$0.22	$0.20	$0.41
Weighted average shares outstanding-basic	102,409,035	106,204,230	103,514,169	104,684,765
Weighted average shares outstanding-diluted	102,517,584	106,750,557	103,835,235	105,246,304

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)

Net income	$1,664	$22,959	$20,387	$43,363

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities available for sale	3,165	(37,676)	16,234	(95,491)
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(1)	(3)	(9)	(6)
Reclassification adjustment for (loss) gain included in net income	(6,851)	152	(7,779)	152
	(3,687)	(37,527)	8,446	(95,345)

Derivatives, net of tax:
Unrealized gain on swap contracts accounted for as cash flow hedges	2,883	828	2,018	3,985
	2,883	828	2,018	3,985

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(10)	(11)	(20)	(22)
Reclassification adjustment of actuarial net gain (loss) included in net income	1	(244)	1	(488)
Change in funded status of retirement obligations	2,500	(18,536)	2,680	(18,056)
	2,491	(18,791)	2,661	(18,566)

Total other comprehensive income (loss)	1,687	(55,490)	13,125	(109,926)

Total comprehensive income (loss), net of tax	$3,351	$(32,531)	$33,512	$(66,563)

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Three Months Ended June 30, 2023 and 2022 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at March 31, 2023	$1,309	$783,642	$876,241	$(167,858)	$(419,678)	$(34,190)	$(2,668)	$2,092	$1,038,890
Net income	—	—	1,664	—	—	—	—	—	1,664
Other comprehensive (loss)	—	—	—	1,687	—	—	—	—	1,687
Issuance of common stock allocated to restricted stock award grants (226,574 shares)	2	7	—	—	—	—	—	—	9
Stock based compensation	—	2,028	—	—	—	—	—	—	2,028
Purchase of treasury stock (1,207,100 shares)	—	—	—	—	(21,998)	—	—	—	(21,998)
Exercise of stock options (39,087 shares)	—	(33)	—	—	—	—	—	—	(33)
Restricted stock forfeitures (10,425 shares)	—	186	—	—	(186)	—	—	—	—
Excise tax on net stock repurchases	—	—	—	—	(222)	—	—	—	(222)
Employee Stock Ownership Plan shares committed to be released	—	418	—	—	—	567	—	—	985
Funding of deferred compensation obligations	—	—	—	—	—	—	(112)	(110)	(222)
Balance at June 30, 2023	$1,311	$786,248	$877,905	$(166,171)	$(442,084)	$(33,623)	$(2,780)	$1,982	$1,022,788

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Three Months Ended June 30, 2023 and 2022 (In thousands)

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Six Months Ended June 30, 2023 and 2022 (In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2022	$1,309	$781,165	$857,518	$(179,296)	$(371,708)	$(34,750)	$(3,149)	$2,506	$1,053,595
Net income	—	—	20,387	—	—	—	—	—	20,387
Other comprehensive (loss)	—	—	—	13,125	—	—	—	—	13,125
Issuance of common stock allocated to restricted stock award grants (226,574 shares)	2	7	—	—	—	—	—	—	9
Stock based compensation	—	3,873	—	—	—	—	—	—	3,873
Purchase of treasury stock (3,585,534 shares)	—	—	—	—	(69,321)	—	—	—	(69,321)
Exercise of stock options (40,852 shares)	—	(22)	—	—	—	—	—	—	(22)
Restricted stock forfeitures (12,354 shares)	—	225	—	—	(225)	—	—	—	—
Repurchase shares for taxes (7,068 shares)	—	—	—	—	(133)	—	—	—	(133)
Excise tax on net stock repurchases	—	—	—	—	(697)				(697)
Employee Stock Ownership Plan shares committed to be released	—	1,000	—	—	—	1,127	—	—	2,127
Funding of deferred compensation obligations	—	—	—	—	—	—	369	(524)	(155)
Balance at June 30, 2023	$1,311	$786,248	$877,905	$(166,171)	$(442,084)	$(33,623)	$(2,780)	$1,982	$1,022,788

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Six Months Ended June 30, 2023 and 2022 (In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2021	$1,246	$667,906	$765,133	$(45,919)	$(271,647)	$(37,026)	$(2,425)	$1,813	$1,079,081
Effect of adopting ASU No. 2016-13 ("CECL")	—	—	6,212	—	—	—	—	—	6,212
Balance at January 1, 2022	1,246	667,906	771,345	(45,919)	(271,647)	(37,026)	(2,425)	1,813	1,085,293
Net income	—	—	43,363	—	—	—	—	—	43,363
Other comprehensive (loss)	—	—	—	(109,926)	—	—	—	—	(109,926)
Issuance of common stock to Columbia Bank MHC	61	102,680	—	—	—	—	—	—	102,741
Issuance of common stock allocated to restricted stock award grants (51,746 shares)	1	(1)	—	—	—	—	—	—	—
Stock based compensation	—	4,107	—	—	—	—	—	—	4,107
Purchase of treasury stock (2,546,667 shares)	—	—	—	—	(53,176)	—	—	—	(53,176)
Exercise of stock options (68,271 shares)	—	(192)	—	—	—	—	—	—	(192)
Restricted stock forfeitures (36,752 shares)	—	787	—	—	(787)	—	—	—	—
Repurchase shares for taxes (5,179 shares)	—	—	—	—	(113)	—	—	—	(113)
Employee Stock Ownership Plan shares committed to be released	—	1,255	—	—	—	1,131	—	—	2,386
Funding of deferred compensation obligations	—	—	—	—	—	—	(453)	254	(199)
Balance at June 30, 2022	$1,308	$776,542	$814,708	$(155,845)	$(325,723)	$(35,895)	$(2,878)	$2,067	$1,074,284

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2023	2022
	(In thousands, unaudited)
Cash flows from operating activities:
Net income	$20,387	$43,363
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	2,777	3,267
Net amortization of premiums and discounts on securities	1,090	1,472
Net amortization of mortgage servicing rights	112	124
Amortization of intangible assets	1,194	749
Depreciation and amortization of office properties and equipment	3,823	3,605
Amortization of operating lease right-of-use assets	1,954	1,905
Provision for credit losses	1,253	2,998
Loss on securities transactions	10,847	(210)
Change in fair value of equity securities	(330)	68
Gain on sale of loans, net	(663)	(110)
Net loss on disposal of office properties and equipment	25	29
Deferred tax (benefit)expense	(2,762)	2,219
(Increase) decrease in accrued interest receivable	(1,261)	938
(Increase) decrease in other assets	(10,226)	7,249
(Decrease) in accrued expenses and other liabilities	(483)	4,661
Income on bank-owned life insurance	(3,656)	(3,868)
Employee stock ownership plan expense	2,127	2,386
Stock based compensation	3,873	4,107
Decrease in deferred compensation obligations under Rabbi Trust	(155)	(199)
Net cash provided by operating activities	29,926	74,753

Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	277,022	126,772
Proceeds from paydowns/maturities/calls of debt securities available for sale	53,365	169,220
Proceeds from paydowns/maturities/calls of debt securities held to maturity	6,135	21,919
Purchases of debt securities available for sale	—	(137,025)
Purchases of debt securities held to maturity	—	(18,298)
Proceeds from sales of loans held-for-sale	93,639	3,212
Purchases of loans receivable	(14,729)	—
Net increase in loans receivable	(165,198)	(291,878)
Proceeds from bank-owned life insurance death benefits	605	774
Proceeds from redemptions of Federal Home Loan Bank stock	67,107	42,219
Purchases of Federal Home Loan Bank stock	(70,270)	(44,465)
Proceeds from sales of office properties and equipment	—	1,009
Additions to office properties and equipment	(2,814)	(2,382)
Net cash acquired in acquisition	—	140,769
Net cash provided by investing activities	$244,862	$11,846

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
	2023	2022
	(In thousands, unaudited)

Cash flows from financing activities:
Net (decrease) increase in deposits	$(287,003)	$(39,884)
Proceeds from long-term borrowings	261,113	—
Payments on long-term borrowings	(11,300)	—
Net (decrease) increase in short-term borrowings	(256,600)	36,898
Increase in advance payments by borrowers for taxes and insurance	2,716	8,057
Issuance of common stock for restricted stock awards	9	—
Exercise of stock options	(22)	(192)
Purchase of treasury stock	(69,321)	(53,176)
Repurchase of shares for taxes	(133)	(113)
Net cash (used in) financing activities	$(360,541)	$(48,410)

Net (decrease) increase in cash and cash equivalents	$(85,753)	$38,189

Cash and cash equivalents at beginning of year	179,228	70,963
Cash and cash equivalents at end of period	$93,475	$109,152

Cash paid during the period for:
Interest on deposits and borrowings	$73,700	$12,863
Income tax payments, net of refunds	$6,047	$11,919

Non-cash investing and financing activities:
Transfer of loans receivable to loans held-for-sale	$93,678	$3,102
Excise tax on net stock repurchases	$697	$—
Acquisition:
Non-cash assets acquired:
Debt securities available for sale	$—	$79,024
Equity securities	—	1,075
Federal Home Loan Bank stock	—	906
Loans receivable	—	335,501
Accrued interest receivable	—	910
Office properties and equipment, net	—	7,296
Goodwill and intangibles	—	38,274
Deferred tax asset, net	—	3,633
Bank-owned life insurance	—	13,033
Other assets	—	2,723
Total non-cash assets acquired	$—	$482,375
Liabilities assumed:
Deposits	$—	$502,732
Borrowings	—	5,762
Advance payments by borrowers for taxes and insurance	—	1,341
Accrued expenses and other liabilities	$—	$10,568
Total liabilities assumed	—	520,403
Net non-cash liabilities assumed	$—	$(38,028)
Net cash and cash equivalents acquired in acquisition	$—	$140,769

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.Basis of Financial Statement Presentation

    The accompanying consolidated financial statements include the accounts of Columbia Financial, Inc. ("Columbia Financial"), its wholly-owned subsidiaries, Columbia Bank ("Columbia") and Freehold Bank ("Freehold") and Columbia's wholly-owned subsidiaries, Columbia Investment Services, Inc., 2500 Broadway Corp., 1901 Residential Management Co. LLC, First Jersey Title Services, Inc., 1901 Commercial Management Co. LLC, Stewardship Realty LLC, CSB Realty Corp., and RSI Insurance Agency, Inc., (collectively, the “Company”). In consolidation, all intercompany accounts and transactions are eliminated.

    Columbia Financial, Inc. is a majority-owned subsidiary of Columbia Bank, MHC (the "MHC"). The accounts of the MHC are not consolidated in the accompanying consolidated financial statements of the Company.

    In preparing the interim unaudited consolidated financial statements, management is required to make estimates, significant judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates of the Consolidated Statements of Financial Condition and Consolidated Statements of Income for the periods presented. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations. Material estimates that involve significant judgments and assumptions that are particularly susceptible to change are the determination of the adequacy of the allowance for credit losses, evaluation of the need for valuation allowances on deferred tax assets, and determination of liabilities related to retirement and other post-retirement benefits. These estimates, significant judgments and assumptions are evaluated on an ongoing basis and are adjusted when facts and circumstances dictate.

    The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six month periods ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period.

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

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the Freehold Entities totaled $73,866 during both the three and six months ended June 30, 2023, and $7,000 during both the three and six months ended June 30, 2022.

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

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the RSI Entities totaled $192,099 during both the three and six months ended June 30, 2023. Direct acquisition and other charges incurred in connection with the acquisition of the RSI Entities totaled $1.3 million and $1.5 million, respectively, during the three and six months ended June 30, 2022.

The following table sets forth assets acquired, and liabilities assumed in the acquisition of the RSI Entities, at their estimated fair values as of the closing date of the transaction:

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
2.    Acquisitions (continued)

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of May 1, 2022, and resulted in the recognition of goodwill of $28.0 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. During the third quarter of 2022, the Company completed all tax returns related to the operation of RSI Bank and its impact on the Company's income taxes, which resulted in a $2.0 million adjustment to deferred income taxes, net, and a corresponding decrease in goodwill. During the fourth quarter of 2022, the Company recorded an adjustment of $490,922 to the original discounted fair value, which resulted in a decrease in additional paid-in-capital, and a corresponding decrease in goodwill. At June 30, 2023 and December 31, 2022, goodwill related to the acquisition of the RSI Entities totaled $25.5 million.

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

Debt securities available for sale. The estimated fair values of the debt securities were calculated utilizing Level 2 inputs. The majority of the acquired securities were fixed income instruments that are not quoted on an exchange but are traded in active markets. The prices for these instruments are obtained through an independent pricing service when available, or dealer market participants with whom the Company has historically transacted with for both purchases and sales of securities. The prices are derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, and the bond's terms and conditions, among other things. Management reviewed the data and assumptions used in pricing securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
2.    Acquisitions (continued)

Deposits. The fair values of deposit liabilities with no stated maturity (i.e., non-interest-bearing and interest-bearing demand deposit accounts, money market and savings and club accounts) are equal to the carrying amounts payable on demand. The fair value of certificates of deposit represents contractual cash flows, discounted to present value using interest rates currently offered on deposits with similar characteristics and remaining maturities.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)

Net income	$1,664	$22,959	$20,387	$43,363
Shares:
Weighted average shares outstanding - basic	102,409,035	106,204,230	103,514,169	104,684,765
Weighted average diluted shares outstanding	108,549	546,327	321,066	561,539
Weighted average shares outstanding - diluted	102,517,584	106,750,557	103,835,235	105,246,304
Earnings per share:
Basic	$0.02	$0.22	$0.20	$0.41
Diluted	$0.02	$0.22	$0.20	$0.41

    During the three and six months ended June 30, 2023 and 2022, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 527,338 and 438,712, and 237,110 and 73,753, respectively.

4.    Stock Repurchase Program

On December 6, 2021, the Company announced that its Board of Directors authorized the Company's fourth stock repurchase program to acquire up to 5,000,000 shares, or approximately 4.6%, of the Company's then issued and outstanding common stock, commencing upon the completion of the Company's third stock repurchase program. As of June 30, 2023, all shares were repurchased under this program.

    On December 14, 2022 the Company announced that its Board of Directors authorized the Company's fifth stock repurchase program to acquire up to 3,000,000 shares, or approximately 2.7%, of the Company's then issued and outstanding common stock, commencing upon the completion of the Company’s fourth stock repurchase program. As of June 30, 2023, all shares were repurchased under this program.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
4.    Stock Repurchase Program (continued)

On May 25, 2023, the Company announced that its Board of Directors authorized the Company's sixth stock repurchase program to acquire up to 2,000,000 shares, or approximately 1.9% of the Company's then issued and outstanding common stock. As of June 30, 2023, there were 1,764,000 shares remaining to be purchased under this program.

During the three and six months ended June 30, 2023, the Company repurchased 1,207,100 shares at a cost of approximately $22.0 million, or $18.22 per share, and 3,585,534 shares at a cost of approximately $69.3 million, or $19.33 per share, respectively, under these programs. During the three and six months ended June 30, 2022, the Company repurchased 1,523,148 shares at a cost of approximately $31.5 million, or $20.67 per share, and 2,546,667 shares at a cost of approximately $53.2 million, or $20.88 per share, respectively, under these programs. Repurchased shares are held as treasury stock and are available for general corporate purposes.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three and six months ended June 30, 2023, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise tax payable in accrued expenses and other liabilities in our Consolidated Statements of Financial Condition.

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

6.    Debt Securities Available for Sale

    Debt securities available for sale at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$23,445	$—	$(2,519)	$20,926
Mortgage-backed securities and collateralized mortgage obligations	1,054,116	42	(157,339)	896,819
Municipal obligations	3,693	—	(107)	3,586
Corporate debt securities	92,535	5	(16,412)	76,128
	$1,173,789	$47	$(176,377)	$997,459

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$67,771	$—	$(4,205)	$63,566
Mortgage-backed securities and collateralized mortgage obligations	1,351,929	135	(170,337)	1,181,727
Municipal obligations	3,697	—	(122)	3,575
Corporate debt securities	92,544	6	(12,784)	79,766
	$1,515,941	$141	$(187,448)	$1,328,634

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale

The amortized cost and fair value of debt securities available for sale at June 30, 2023, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	June 30, 2023
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$920	$917
More than one year to five years	54,891	50,578
More than five years to ten years	63,862	49,145
	$119,673	$100,640
Mortgage-backed securities and collateralized mortgage obligations	1,054,116	896,819
	$1,173,789	$997,459
Mortgage-backed securities and collateralized mortgage obligations totaling $1.1 billion at amortized cost, and $896.8 million at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three months ended June 30, 2023, proceeds from the sale of debt securities available for sale totaled $234.4 million, resulting in no gross gains and $9.6 million of gross losses. During the six months ended June 30, 2023, proceeds from the sale of debt securities available for sale totaled $277.0 million, resulting in no gross gains and $10.8 million of gross losses. There were no calls or matured debt securities available for sale during the three and six months ended June 30, 2023.

During the three and six months ended June 30, 2022, proceeds from the sales of debt securities available for sale totaled $126.8 million, resulting in gross gains of $210,000 and no gross losses. There were no calls or maturities of debt securities available for sale during three and six months ended June 30, 2022.

Debt securities available for sale having a carrying value of $768.7 million and $724.0 million, at June 30, 2023 and December 31, 2022, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York. Debt securities available for sale having a carrying value of $67.4 million and $28.3 million, at June 30, 2023 and December 31, 2022, respectively, were pledged by Freehold Bank for outstanding borrowings at the Federal Home Loan Bank, and for potential borrowings at the Federal Reserve Bank of New York.

    The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at June 30, 2023 and December 31, 2022 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	June 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$1,299	$(163)	$19,627	$(2,356)	$20,926	$(2,519)
Mortgage-backed securities and collateralized mortgage obligations	22,303	(1,388)	869,764	(155,951)	892,067	(157,339)
Municipal obligations	455	(7)	3,131	(100)	3,586	(107)
Corporate debt securities	1,745	(255)	72,378	(16,157)	74,123	(16,412)
	$25,802	$(1,813)	$964,900	$(174,564)	$990,702	$(176,377)

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

The number of securities in an unrealized loss position at June 30, 2023 totaled 333, compared with 455 at December 31, 2022. All temporarily impaired securities were investment grade as of June 30, 2023 and December 31, 2022.

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

The following table presents the activity in the allowance for credit losses on debt securities available for sale for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$—	$1,144	$—	$—
Impact of adopting ASU 2016-13 (CECL) effective January 1, 2022	—	—	—	490
Provision for credit losses	—	(1,144)	—	(490)
Ending balance	$—	$—	$—	$—

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $2.4 million and $3.2 million at June 30, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity

    Debt securities held to maturity at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value

U.S. government and agency obligations	$49,871	$—	$(7,036)	$—	$42,835
Mortgage-backed securities and collateralized mortgage obligations	365,462	—	(44,186)	—	321,276
	$415,333	$—	$(51,222)	$—	$364,111

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$49,871	$—	$(7,304)	$—	$42,567
Mortgage-backed securities and collateralized mortgage obligations	371,652	—	(43,828)	—	327,824
	$421,523	$—	$(51,132)	$—	$370,391

The amortized cost and fair value of debt securities held to maturity at June 30, 2023, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	June 30, 2023
	Amortized Cost	Fair Value
	(In thousands)

More than one year to five years	$19,875	$18,385
More than five years to ten years	19,996	16,827
More than ten years	10,000	7,623
	49,871	42,835
Mortgage-backed securities and collateralized mortgage obligations	365,462	321,276
	$415,333	$364,111

Mortgage-backed securities and collateralized mortgage obligations totaling $365.5 million at amortized cost, and $321.3 million at fair value at June 30, 2023, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three and six months ended June 30, 2023, and 2022 there were no sales, calls or maturities of debt securities held to maturity.

Debt securities held to maturity having a carrying value of $347.0 million and $228.8 million, at June 30, 2023 and December 31, 2022, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity (continued)

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at June 30, 2023 and December 31, 2022 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	June 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$4,918	$(82)	$37,917	$(6,954)	$42,835	$(7,036)
Mortgage-backed securities and collateralized mortgage obligations	13,972	(1,148)	307,304	(43,038)	321,276	(44,186)
	$18,890	$(1,230)	$345,221	$(49,992)	$364,111	$(51,222)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$4,956	$(44)	$37,611	$(7,260)	$42,567	$(7,304)
Mortgage-backed securities and collateralized mortgage obligations	275,107	(33,000)	52,717	(10,828)	327,824	(43,828)
	$280,063	$(33,044)	$90,328	$(18,088)	$370,391	$(51,132)

    The number of securities in an unrealized loss position at June 30, 2023 totaled 115, compared with 116 at December 31, 2022. All temporarily impaired securities were investment grade as of June 30, 2023 and December 31, 2022.

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities held to maturity. Accrued interest receivable on debt securities held to maturity is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $987,000 and $1.0 million at June 30, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
8.    Equity Securities at Fair Value

    The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, preferred stock in U.S. Government agencies, and a Community Reinvestment Act qualifying bond fund which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at June 30, 2023 and December 31, 2022 was $3.7 million and $3.4 million, respectively.

    The Company recorded a net increase (decrease) in the fair value of equity securities of $162,000 and $330,000, and $(147,000) and $(68,000), respectively, during the three and six months ended June 30, 2023 and 2022, respectively, as a component of non-interest income.

    During the three and six months ended June 30, 2023 and 2022, there were no sales of equity securities.

9.    Loans Receivable and Allowance for Credit Losses

Loans receivable at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30,	December 31,
	2023	2022
	(In thousands)
Real estate loans:
One-to-four family	$2,789,269	$2,860,184
Multifamily	1,376,999	1,239,207
Commercial real estate	2,386,896	2,413,394
Construction	378,988	336,553
Commercial business loans	505,524	497,469
Consumer loans:
Home equity loans and advances	269,310	274,302
Other consumer loans	2,552	3,425
Total gross loans	7,709,538	7,624,534
Purchased credit-deteriorated ("PCD") loans	16,107	17,059
Net deferred loan costs, fees and purchased premiums and discounts	34,791	35,971
Loans receivable	$7,760,436	$7,677,564

    The Company had no loans held-for-sale at June 30, 2023 and December 31, 2022. During the three months ended June 30, 2023, the Company sold $48.0 million, $6.1 million, $1.9 million, and $3.2 million, of one-to-four family real estate loans, commercial real estate loans, Small Business Administration ("SBA") loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $177,000 and $305,000 of gross losses. During the six months ended June 30, 2023, the Company sold $57.8 million, $21.4 million, $11.3 million, and $3.8 million, of one-to-four family real estate loans and home equity loans and advances, commercial real estate loans, SBA loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $968,000 and $305,000 of gross losses.

During the three months ended June 30, 2022, the Company sold $589,000 and $424,000 of one-to-four family real estate loans and construction loans held-for-sale, respectively, resulting in no gross gains or losses. During the six months ended June 30, 2022, the Company sold $589,000, $1.3 million and $1.3 million, of one-to-four family real estate loans, SBA loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $110,000 and no gross losses.

During the three months ended June 30, 2023, no loans were purchased by the Company. During the six months ended June 30, 2023, the Company purchased a $14.7 million commercial real estate participation loan from a third party financial institution. During the three and six months ended June 30, 2022, no loans were purchased by the Company.

At June 30, 2023 and December 31, 2022, commercial business loans included $1.2 million and $1.6 million, respectively, in SBA Payroll Protection Program ("PPP") loans and net deferred fees related to these loans totaling $0 and $13,000, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

At June 30, 2023 and December 31, 2022, the carrying value of loans serviced by the Company for investors was $552.0 million and $497.1 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition.

    The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCD loans at June 30, 2023 and December 31, 2022:

	June 30, 2023
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$7,826	$3,154	$2,493	$13,473	$4,077	$2,775,796	$2,789,269
Multifamily	2,101	—	—	2,101	—	1,374,898	1,376,999
Commercial real estate	203	1,942	3,745	5,890	3,744	2,381,006	2,386,896
Construction	—	—	—	—	—	378,988	378,988
Commercial business loans	—	228	2,915	3,143	3,067	502,381	505,524
Consumer loans:
Home equity loans and advances	229	59	148	436	203	268,874	269,310
Other consumer loans	—	17	—	17	—	2,535	2,552
Total loans	$10,359	$5,400	$9,301	$25,060	$11,091	$7,684,478	$7,709,538

	December 31, 2022
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$4,063	$1,149	$1,808	$7,020	$2,730	$2,853,164	$2,860,184
Multifamily	—	—	—	—	—	1,239,207	1,239,207
Commercial real estate	—	853	2,892	3,745	2,892	2,409,649	2,413,394
Construction	5,218	—	—	5,218	—	331,335	336,553
Commercial business loans	220	—	474	694	801	496,775	497,469
Consumer loans:
Home equity loans and advances	465	33	286	784	286	273,518	274,302
Other consumer loans	3	1	12	16	12	3,409	3,425
Total loans	$9,969	$2,036	$5,472	$17,477	$6,721	$7,607,057	$7,624,534

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. Non-accruing loans are returned to accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At June 30, 2023 and December 31, 2022, non-accrual loans totaled $11.1 million and $6.7 million, respectively. Included in non-accrual loans at June 30, 2023 and December 31, 2022, are 12 and 7 loans totaling $1.8 million and $1.2 million, respectively, which are less than 90 days in arrears.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

At June 30, 2023 there were no loans past due 90 days or more still accruing interest. At June 30, 2023 and December 31, 2022, there were no loans past due 90 days or more still accruing interest other than COVID-19 related loan forbearances and deferrals. In accordance with the CARES Act, these loans were not included in the aging of loans receivable by portfolio segment in the table above, and the Company continued to accrue interest income during the forbearance or deferral period.

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

At June 30, 2023 and December 31, 2022, PCD loans acquired in the Stewardship Financial Corporation ("Stewardship") acquisition totaled $1.8 million and $2.0 million, respectively, PCD loans acquired in the Roselle Bank acquisition totaled $0 and $184,000, respectively, PCD loans acquired in the Freehold Bank acquisition totaled $3.6 million and $3.7 million, respectively, and PCD loans acquired in the RSI Bank acquisition totaled $10.7 million and $11.3 million, respectively.

    We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At June 30, 2023 and December 31, 2022, the Company had no real estate owned. At June 30, 2023 we had one one-to-four family loan with a carrying value of $641,000 and two home equity loans with a total carrying value of $148,000, collateralized by residential real estate which were in the process of foreclosure. At December 31, 2022, we had two home equity loans with a total carrying value of $81,000, collateralized by residential real estate which were in the process of foreclosure.

On January 1, 2022, the Company adopted CECL (ASC Topic 326), which replaced the historical incurred loss methodology with an expected loss methodology. The loan portfolio segmentation was expanded to seven portfolio segments taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans receivable. Accrued interest receivable on loans receivable is reported as a component of accrued interest receivable in the Consolidated Statement of Financial Condition, which totaled $30.8 million and $29.4 million at June 30, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

    The following tables summarize loans receivable (including PCD loans) and allowance for credit losses by portfolio segment and impairment method at June 30, 2023 and December 31, 2022:

	June 30, 2023
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually analyzed loans	$209	$2	$309	$—	$74	$28	$—	$622
Collectively analyzed loans	10,813	9,390	15,855	6,925	7,596	2,165	8	52,752
Loans acquired with deteriorated credit quality	4	—	48	10	20	—	—	82
Total	$11,026	$9,392	$16,212	$6,935	$7,690	$2,193	$8	$53,456

Total loans:
Individually analyzed loans	$4,691	$420	$16,538	$—	$3,622	$641	$—	$25,912
Collectively analyzed loans	2,784,578	1,376,579	2,370,358	378,988	501,902	268,669	2,552	7,683,626
Loans acquired with deteriorated credit quality	1,932	—	12,583	1,040	409	143	—	16,107
Total loans	$2,791,201	$1,376,999	$2,399,479	$380,028	$505,933	$269,453	$2,552	$7,725,645

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

    On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. Modifications made to borrowers experiencing financial difficulty may include principal or interest forgiveness, forbearance, interest rate reductions, term extensions, or a combination of these events intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

For the three and six months ended June 30, 2023, the Company modified one construction loan with an outstanding balance of $2.3 million and one commercial business loan with an outstanding balance of $240,000, to borrowers experiencing financial difficulty. All loans to borrowers experiencing financial difficulty that have been modified during the three and six months ended June 30, 2023 were current as to their contractual payments at June 30, 2023. For the three and six months ended June 30, 2022 there were no modifications.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table presents the amortized cost basis of loans to borrowers experiencing financial difficult at June 30, 2023 that were modified during the three and six months ended June 30, 2023:

	Three and Six Months Ended June 30, 2023
	Amortized Cost	Term Extension	% of Total Class of Loans Receivable
	(In thousands)

Construction	$2,317	$2,317	0.6%
Commercial business loan	240	240	—
Total loans	$2,557	$2,557	0.7%

The following table describes the types of modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023:

Type of Modifications

Construction	12 month term extension
Commercial business loan	12 month term extension

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of these modification efforts. The Company did not extend any commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the three and six months ended June 30, 2023.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2023 and 2022 are as follows:

	For the Three Months Ended June 30,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2023
Balance at beginning of period	$12,789	$8,145	$16,257	$6,739	$7,320	$1,614	$9	$52,873
Provision for (reversal of) credit losses	(1,763)	1,247	19	196	764	575	40	1,078
Recoveries	—	—	—	—	56	4	—	60
Charge-offs	—	—	(64)	—	(450)	—	(41)	(555)
Balance at end of period	$11,026	$9,392	$16,212	$6,935	$7,690	$2,193	$8	$53,456

2022
Balance at beginning of period	$8,814	$11,203	$13,513	$4,974	$7,143	$1,507	$8	$47,162
Initial allowance related to PCD loans	131	—	474	3	19	6	—	633
Provision for (reversal of) credit losses	1,785	(271)	493	593	127	(46)	2	2,683
Recoveries	199	—	—	—	30	4	—	233
Charge-offs	(93)	—	—	—	(35)	—	—	(128)
Balance at end of period	$10,836	$10,932	$14,480	$5,570	$7,284	$1,471	$10	$50,583

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	For the Six Months Ended June 30,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2023
Balance at beginning of period	$11,802	$7,877	$18,111	$6,425	$6,897	$1,681	$10	$52,803
Provision for (reversal of) credit losses	(642)	1,515	(1,749)	510	1,037	514	68	1,253
Recoveries	—	—	—	—	206	24	6	236
Charge-offs	(134)	—	(150)	—	(450)	(26)	(76)	(836)
Balance at end of period	$11,026	$9,392	$16,212	$6,935	$7,690	$2,193	$8	$53,456

2022
Balance at beginning of period	$8,798	$7,741	$16,114	$8,943	$20,214	$873	$6	$62,689
Initial adoption CECL	(2,308)	(2,030)	(4,227)	(2,346)	(5,302)	(229)	(1)	(16,443)
Initial allowance related to PCD loans	131	—	474	3	19	6	—	633
Provision for (reversal of) credit losses	3,970	5,221	2,119	(1,030)	(7,640)	840	8	3,488
Recoveries	338	—	—	—	55	8	—	401
Charge-offs	(93)	—	—	—	(62)	(27)	(3)	(185)
Balance at end of period	$10,836	$10,932	$14,480	$5,570	$7,284	$1,471	$10	$50,583

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables present loans individually analyzed loans by segment, excluding PCD loans, at June 30, 2023 and December 31, 2022:

	At June 30, 2023
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$1,244	$1,592	$—
Multifamily	54	57	—
Commercial real estate	13,831	14,519	—
Commercial business loans	1,170	1,876	—
Consumer loans:
Home equity loans and advances	176	238	—
	16,475	18,282	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	3,447	3,466	209
Multifamily	366	366	2
Commercial real estate	2,707	2,710	309
Commercial business loans	2,452	3,202	74
Consumer loans:
Home equity loans and advances	465	465	28
	9,437	10,209	622
Total:
Real estate loans:
One-to-four family	4,691	5,058	209
Multifamily	420	423	2
Commercial real estate	16,538	17,229	309
Commercial business loans	3,622	5,078	74
Consumer loans:
Home equity loans and advances	641	703	28
Total loans	$25,912	$28,491	$622

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

    Specific allocations of the allowance for credit losses attributable to impaired loans totaled $622,000 and $339,000 at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, impaired loans for which there was no related allowance for credit losses totaled $16.5 million and $16.6 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

    The following table presents interest income recognized for individually analyzed loans by loan segment, excluding PCD loans, for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
	2023		2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$4,722	$56	$4,577	$46
Multifamily	429	5	731	11
Commercial real estate	16,156	163	16,176	164
Commercial business loans	3,128	18	1,373	22
Consumer loans:
Home equity loans and advances	660	10	873	10
Total loans	$25,095	$252	$23,730	$253

	For the Six Months Ended June 30,
	2023		2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$4,536	$101	$4,779	$101
Multifamily	438	10	741	22
Commercial real estate	16,347	314	16,061	406
Construction	—	—	—	—
Commercial business loans	2,476	67	1,517	44
Consumer loans:
Home equity loans and advances	672	17	817	21
Total loans	$24,469	$509	$23,915	$594

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating, excluding PCD loans, at June 30, 2023 and December 31, 2022:

	Loans by Year of Origination at June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$44,275	$797,301	$818,807	$285,977	$171,383	$667,095	$—	$—	$2,784,838
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	446	1,427	155	831	1,572	—	—	4,431
Total One-to-Four Family	44,275	797,747	820,234	286,132	172,214	668,667	—	—	2,789,269
Gross charge-offs	—	—	—	—	—	134	—	—	134

Multifamily
Pass	96,325	324,248	353,124	161,470	205,147	232,156	—	—	1,372,470
Special mention	—	—	—	—	—	4,529	—	—	4,529
Substandard	—	—	—	—	—	—	—	—	—
Total Multifamily	96,325	324,248	353,124	161,470	205,147	236,685	—	—	1,376,999
Gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	142,915	417,584	371,983	176,425	242,775	976,884	—	—	2,328,566
Special mention	—	—	472	—	882	45,379	—	—	46,733
Substandard	—	—	—	3,105	1,607	6,885	—	—	11,597
Total Commercial Real Estate	142,915	417,584	372,455	179,530	245,264	1,029,148	—	—	2,386,896
Gross charge-offs	—	—	—	—	64	86	—	—	150

Construction
Pass	34,856	231,792	75,358	4,933	1,321	30,728	—	—	378,988
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Construction	34,856	231,792	75,358	4,933	1,321	30,728	—	—	378,988
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business
Pass	$31,917	$51,978	$32,165	$29,608	$17,981	$47,252	$271,516	$—	$482,417
Special mention	—	148	70	42	551	959	6,700	—	8,470
Substandard	—	76	316	25	502	6,149	7,569	—	14,637
Total Commercial Business	31,917	52,202	32,551	29,675	19,034	54,360	285,785	—	505,524
Gross charge-offs	—	—	31	17	250	152	—	—	450

Home Equity Loans and Advances
Pass	8,893	21,990	19,072	12,245	11,196	91,591	103,638	426	269,051
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	246	13	—	259
Total Home Equity Loans and Advances	8,893	21,990	19,072	12,245	11,196	91,837	103,651	426	269,310
Gross charge-offs	—	—	—	—	—	26	—	—	26

Other Consumer Loans
Pass	1,826	186	56	14	52	84	321	—	2,539
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	13	—	—	13
Total Other Consumer Loans	1,826	186	56	14	52	97	321	—	2,552
Gross charge-offs	—	38	38	—	—	—	—	—	76

Total Loans	361,007	1,845,749	1,672,850	673,999	654,228	2,111,522	389,757	426	7,709,538
Total gross charge-offs	$—	$38	$69	$17	$314	$398	$—	$—	$836

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$829,363	$836,355	$294,721	$177,114	$125,057	$595,097	$—	$—	$2,857,707
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	641	—	681	320	835	—	—	2,477
Total One-to-Four family	829,363	836,996	294,721	177,795	125,377	595,932	—	—	2,860,184
Gross charge-offs	—	—	50	—	122	210	—	—	382

Multifamily
Pass	315,157	309,611	167,955	205,608	38,849	197,489	—	—	1,234,669
Special mention	—	—	—	—	—	4,538	—	—	4,538
Substandard	—	—	—	—	—	—	—	—	—
Total Multifamily	315,157	309,611	167,955	205,608	38,849	202,027	—	—	1,239,207
Gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	448,313	392,689	170,125	260,268	231,868	852,104	—	—	2,355,367
Special mention	—	478	1,843	892	15,498	20,939	—	—	39,650
Substandard	—	—	1,286	1,607	—	15,484	—	—	18,377
Total Commercial Real Estate	448,313	393,167	173,254	262,767	247,366	888,527	—	—	2,413,394
Gross charge-offs	—	—	—	—	—	—	—	—	—

Construction
Pass	159,751	104,339	28,058	14,216	870	29,319	—	—	336,553
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Construction	159,751	104,339	28,058	14,216	870	29,319	—	—	336,553
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses for off-balance-sheet exposures is reported in other liabilities in the Consolidated Statements of Financial Condition. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as unfunded commitments. At June 30, 2023 and December 31, 2022, the balance of the allowance for credit losses on unfunded commitments, included in other liabilities, totaled $6.3 million and $7.0 million, respectively. The Company recorded a (reversal of) provision for credit losses on unfunded commitments, included in other non-interest expense in the Consolidated Statements of Income, of $(111,900) and $(640,000) and $(488,200) and $160,000 during the three and six months ended June 30, 2023 and 2022, respectively.

The following table presents the activity in the allowance for credit losses on off-balance-sheet exposures for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$6,442	$8,846	$6,970	$524
Impact of adopting ASU 2016-13 ("CECL") effective January 1, 2022	—	—	—	7,674
(Reversal of) provision for credit losses	(112)	(488)	(640)	160
Balance at end of period	$6,330	$8,358	$6,330	$8,358

10.    Leases

    The Company's leases real estate property for branches and office space. At June 30, 2023 and December 31, 2022, all of the Company's leases are classified as operating leases.

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
    At June 30, 2023 and December 31, 2022, the weighted average remaining lease term for operating leases was 6.1 years and 6.5 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 2.49% and 2.35%, respectively.

    The Company elected to account for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the three months ended June 30, 2023 and 2022, operating and variable lease expenses totaled approximately $680,000 and $607,000, respectively. During the six months ended June 30, 2023 and 2022, operating and variable lease expenses totaled approximately $1.3 million for both periods.

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and six months ended June 30, 2023 and 2022. At June 30, 2023, the Company had not entered into any leases which had not yet commenced.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
10.    Leases (continued)

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

	Lease Payment Obligations at
	June 30, 2023	December 31, 2022
	(In thousands)

One year or less	$2,301	$4,290
After one year to two years	4,030	3,745
After two years to three years	3,265	3,075
After three years to four years	2,883	2,773
After four years to five years	2,000	2,000
Thereafter	4,345	4,345
Total undiscounted cash flows	18,824	20,228
Discount on cash flows	(1,451)	(1,613)
Total lease liability	$17,373	$18,615

11.    Deposits

    Deposits at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30,	December 31,
	2023	2022
	(In thousands)

Non-interest-bearing demand	$1,509,852	$1,806,152
Interest-bearing demand	2,064,803	2,592,884
Money market accounts	1,085,317	718,524
Savings and club deposits	782,996	913,738
Certificates of deposit	2,271,188	1,969,861
Total deposits	$7,714,156	$8,001,159

The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $1.3 billion and $1.1 billion at June 30, 2023 and December 31, 2022, respectively. Interest expense on deposits for the three months ended June 30, 2023 and 2022 totaled $28.7 million and $4.7 million, respectively. Interest expense on deposits for the six months ended June 30, 2023 and 2022 totaled $45.8 million and $9.4 million, respectively.

Uninsured deposits (excluding municipal deposits of $762.0 million, which are collateralized, and $3.6 billion of intercompany deposits) totaled $1.9 billion at June 30, 2023, representing a decrease of $376.1 million, from $2.2 billion at December 31, 2022. Columbia Bank and Freehold Bank both provide eligible customers additional security by increasing their FDIC insured protection beyond the $250,000 limit through the IntraFi Cash Service ("ICS") and the Certificate of Deposit Account Registry Service ("CDARS"). These funds are placed in multiple banks throughout the network and are managed solely through their current relationship at each bank to provide FDIC coverage for the entire deposit balance.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
11.    Deposits (continued)

Scheduled maturities of certificates of deposit accounts at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30,	December 31,
	2023	2022
	(In thousands)

One year or less	$1,555,609	$1,189,826
After one year to two years	613,851	610,965
After two years to three years	58,194	92,120
After three years to four years	23,599	48,981
After four years	19,935	27,969
	$2,271,188	$1,969,861

12.    Stock Based Compensation

    At the Company's annual meeting of stockholders held on June 6, 2019, stockholders approved the Columbia Financial, Inc. 2019 Equity Incentive Plan ("2019 Plan") which provides for the issuance of up to 7,949,996 shares (2,271,427 restricted stock awards and 5,678,569 stock options) of common stock.

At June 30, 2023, there were 582,083 shares remaining available for future restricted stock awards and 1,666,082 shares remaining available for future stock option grants under the 2019 plan

    On March 2, 2022, 51,746 shares of restricted stock were awarded, with a grant date fair value of $21.79 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares.

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

On May 1, 2023, 201,887 shares of restricted stock were awarded, with a grant date fair value of $15.94 per share. To fund the grant of restricted common stock, the Company issued shares from authorized unissued shares.

On June 20, 2023, 24,687 shares of restricted stock were awarded, with a grant date fair value of $18.23 per share. To fund the grant of restricted common stock, the Company issued shares from authorized unissued shares.

Restricted shares granted under the 2019 Plan generally vest in equal installments, over performance or service periods ranging from 1 year to 5 years, beginning 1 year from the date of grant. A portion of restricted shares awarded are performance awards, which vest upon the satisfactory attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite performance or service period. During the three months ended June 30, 2023 and 2022, approximately $1.1 million and $1.4 million in expense was recognized in regard to these awards. The expected future compensation expense related to the 618,750 non-vested restricted shares outstanding at June 30, 2023 is approximately $7.4 million over a weighted average period of 1.8 years. During the six months ended June 30, 2023 and 2022, approximately $2.0 million and $2.5 million in expense was recognized in regard to these awards.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

    The following is a summary of the Company's restricted stock activity during the three and six months ended June 30, 2023 and 2022:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2023	430,954	$17.31
Vested	(26,424)	21.16
Forfeited	(1,929)	21.12
Non-vested at March 31, 2023	402,601	$17.10
Grants	226,574	16.19
Forfeited	(10,425)	18.51
Non-vested at June 30, 2023	618,750	$16.74

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2022	1,054,335	$15.78
Grants	51,746	21.79
Vested	(27,775)	17.86
Forfeited	(31,570)	16.91
Non-vested at March 31, 2022	1,046,736	$15.98
Forfeited	(5,182)	18.34
Non-vested at June 30, 2022	1,041,554	$15.97

On March 21, 2022, options to purchase 130,951 shares of Company common stock were awarded with a grant date fair value of $6.51 per option. These stock options granted under the 2019 Plan on such date, vest in equal installments over the service period of three years beginning from the date of grant. These stock options were granted at an exercise price of $21.79, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of approximately 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of six years risk-free rate of return of 2.34%, volatility of 25.31%, and a dividend yield of 0.00%.

On October 31, 2022, options to purchase 173,766 shares of Company common stock were awarded with a grant date fair value of $7.22 per option. Stock options granted under the 2019 Plan vest in equal installments over the service period of three years beginning one year from the date of grant. These stock options were granted at an exercise price of $20.54, which represents the fair value of the Company's common stock price on the grant date based on the closing market price and have an expiration period of 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 6 years, risk-free rate of return of 4.19%, volatility of 26.25%, and a dividend yield of 0.00%.

On December 19, 2022, options to purchase 58,912 shares of Company common stock were awarded with a grant date fair value of $6.79 per option. Stock options granted under the 2019 Plan generally vest in equal installments over the service period of one year beginning one year from the date of grant. These stock options were granted at an exercise price of $21.07, which represents the fair value of the Company's common stock price on the grant date based on the closing market price and have an expiration period of approximately 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 5.5 years, risk-free rate of return of 3.71%, volatility of 26.11%, and a dividend yield of 0.00%.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

On May 1, 2023, options to purchase 286,016 shares of Company common stock were awarded with a grant date fair value of $5.48 per option. Stock options granted under the 2019 Plan generally vest in equal installments over the service period of one year beginning one year from the date of grant. These stock options were granted at an exercise price of $15.94, which represents the fair value of the Company's common stock price on the grant date based on the closing market price and have an expiration period of approximately 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 6 years, risk-free rate of return of 3.60%, volatility of 27.07%, and a dividend yield of 0.00%.

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
    Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the three months ended June 30, 2023 and 2022, approximately $954,000 and $811,000 in expense was recognized in regard to these awards. The expected future compensation expense related to the 1,785,804 non-vested options outstanding at June 30, 2023 is $5.8 million over a weighted average period of 1.7 years. During the six months ended June 30, 2023 and 2022, approximately $1.9 million and $1.6 million in expense was recognized in regard to these awards.

The following is a summary of the Company's option activity during the three and six months ended June 30, 2023 and 2022:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2023	3,436,869	$16.26	6.9	$18,435,239
Exercised	(3,618)	15.60	—	—
Expired	(2,117)	15.60	—	—
Forfeited	(8,055)	20.03	—	—
Outstanding, March 31, 2023	3,423,079	$16.25	6.7	$7,893,117
Granted	286,016	15.94	—	—
Exercised	(37,234)	15.60	—	—
Expired	(1,853)	15.60	—	—
Forfeited	(42,598)	17.72	—	—
Outstanding, June 30, 2023	3,627,410	$16.22	6.7	$—
Options exercisable at June 30, 2023	1,841,606	$15.85	6.2	$2,861,956

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2022	3,637,542	$15.78	7.6	$18,654,905
Granted	130,951	21.79	—	—
Exercised	(62,859)	16.42	—	—
Expired	(1,412)	15.60	—	—
Forfeited	(61,961)	16.84	—	—
Outstanding, March 31, 2022	3,642,261	$15.92	7.5	$20,401,381
Exercised	(5,412)	15.60	—	$—
Forfeited	(21,801)	17.78	—	—
Outstanding, June 30, 2022	3,615,048	$15.91	7.2	$21,335,939
Options exercisable at June 30, 2022	1,393,034	$15.69	7.1	$8,526,586

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

    During the three and six months ended June 30, 2023 and 2022, the aggregate intrinsic value of options exercised was $127,158 and $146,443, and $360,469 and $388,990, respectively.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost (continued)

Net periodic (income) benefit cost for the Pension Plan, RIM Plan, Post-retirement Plan and Split-Dollar Life Insurance plan benefits for the three and six months ended June 30, 2023 and 2022, includes the following components:

	For the Three Months Ended June 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2023	2022	2023	2022	2023	2022	2023	2022	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$1,199	$1,966	$69	$93	$54	$87	$69	$128	Compensation and employee benefits
Interest cost	2,790	2,031	158	97	242	150	204	153	Other non-interest expense
Expected return on plan assets	(7,480)	(7,559)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	14	—	—	—	14	14	Other non-interest expense
Net loss	—	—	—	111	—	78	—	151	Other non-interest expense
Net periodic (income) benefit cost	$(3,491)	$(3,562)	$241	$301	$296	$315	$287	$446

	For the Six Months Ended June 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2023	2022	2023	2022	2023	2022	2023	2022	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$2,398	$3,932	$138	$186	$108	$174	$139	$253	Compensation and employee benefits
Interest cost	5,581	4,062	316	194	485	300	409	295	Other non-interest expense
Expected return on plan assets	(14,960)	(15,118)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	28	—	—	—	28	28	Other non-interest expense
Net loss	—	—	—	222	—	156	—	302	Other non-interest expense
Net periodic (income) benefit cost	$(6,981)	$(7,124)	$482	$602	$593	$630	$576	$878

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

Net periodic (income) benefit cost for the Pension Plan and Post-retirement Plan for the three and six months ended June 30, 2023 and 2022, includes the following components:

	For the Three Months Ended June 30,
	Pension Plan		Post-retirement Plan		Affected Line Item in the Consolidated Statements of Income
	2023	2022	2023	2022
	(In thousands)

Service cost	$—	$—	$17	$23	Compensation and employee benefits
Interest cost	76	50	27	23	Other non-interest expense
Expected return on plan assets	(122)	(74)	—	—	Other non-interest expense
Amortization:
Net (gain)	—	—	(15)	—	Other non-interest expense
Net periodic (income) benefit cost	$(46)	$(24)	$29	$46

	For the Six Months Ended June 30,
	Pension Plan		Post-retirement Plan		Affected Line Item in the Consolidated Statements of Income
	2023	2022	2023	2022
	(In thousands)

Service cost	$—	$—	$34	$23	Compensation and employee benefits
Interest cost	152	50	53	23	Other non-interest expense
Expected return on plan assets	(243)	(74)	—	—	Other non-interest expense
Amortization:
Net (gain)	—	—	(30)	—	Other non-interest expense
Net periodic (income) benefit cost	$(91)	$(24)	$57	$46

For the three and six months ended June 30, 2023 and 2022, no contributions were made to either Pension Plan. The net periodic (income) cost for pension benefits, other post-retirement and split-dollar life insurance benefits for the three and six months ended June 30, 2023 were calculated using the most recent available benefit valuations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis at June 30, 2023 and December 31, 2022.

Debt Securities Available for Sale, at Fair Value

    For debt securities available for sale, fair value was estimated using a market approach. The majority of these securities are fixed income instruments that are not quoted on an exchange but are traded in active markets. Prices for these instruments are obtained through third-party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations, matrix pricing and discounted cash flow pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to a benchmark or to comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. Discounted cash flows, a Level 3 input, is estimated by discounting the expected future cash flows using the current rates for securities with similar credit ratings and similar remaining maturities. As the Company is responsible for the determination of fair value, it performs quarterly analysis on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to assess the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in an adjustment in the prices obtained from the pricing service. The Company may hold debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs. The Company classifies the estimated fair value of its loan portfolio as Level 3.

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

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at June 30, 2023 and December 31, 2022, by level within the fair value hierarchy:

	June 30, 2023
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$20,926	$13,250	$7,676	$—
Mortgage-backed securities and collateralized mortgage obligations	896,819	—	896,819	—
Municipal obligations	3,586	—	886	2,700
Corporate debt securities	76,128	—	67,747	8,381
Total debt securities available for sale	997,459	13,250	973,128	11,081
Equity securities	3,714	3,393	321	—
Derivative assets	27,074	—	27,074	—
	$1,028,247	$16,643	$1,000,523	$11,081

Derivative liabilities	$18,710	$—	$18,710	$—

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

The table below provides activity of assets reported as Level 3 during the three and six months ended June 30, 2023 and 2022:

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets -December 31, 2022	$12,123
Change in fair value of Level 3 assets	(1,523)
Balance of recurring Level 3 assets - March 31, 2023	$10,600
Change in fair value of Level 3 assets	481
Balance of recurring Level 3 assets - June 30, 2023	$11,081

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets -December 31, 2021	$—
Balance of recurring Level 3 assets - March 31, 2022	$—
Transfers into Level 3 assets	13,539
Balance of recurring Level 3 assets - June 30, 2022	$13,539

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

Expected cash flows were projected based on contractual cash flows. At both June 30, 2023 and December 31, 2022, two private placement corporate debt securities classified as available for sale and three private placement municipal obligations classified as available for sale were included in Level 3 assets. There were no transfers to Level 3 assets during the three and six months ended June 30, 2023.

Private placement debt security cash flows were discounted to a market yield of 11.00% (weighted average is 11.00%), and the cash flows for private placement municipal obligations were discounted to a market yield ranging from 3.62% to 4.45% (weighted average is 3.94%).

The period end valuations were support by an analysis prepared by an independent third party market participant and approved by management.

Assets Measured at Fair Value on a Non-Recurring Basis

    The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis at June 30, 2023 and December 31, 2022.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at June 30, 2023 and December 31, 2022, by level within the fair value hierarchy:

	June 30, 2023
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans - Commercial real estate	$1,542	$—	$—	$1,542
Impaired loans - Commercial business	1,064	—	—	1,064
Mortgage servicing rights	2,829	—	—	2,829
	$5,435	$—	$—	$5,435

	December 31, 2022
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Mortgage servicing rights	$2,107	$—	$—	$2,107
	$2,107	$—	$—	$2,107

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Impaired loans - Commercial real estate	$1,542	Other	Contracted sale price of collateral	—	—
Impaired loans - Commercial business	1,064	Other	Contracted sale price of collateral /adjustments to reflect current conditions	—	—
Mortgage servicing rights	2,829	Discounted cash flow	Prepayment speeds and discount rates (1)	4.6% - 24.1%	8.2%

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

	December 31, 2022
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Mortgage servicing rights	$2,107	Discounted cash flow	Prepayment speeds and discount rates (2)	5.5% - 27.1%	8.6%

(1) Value of SBA servicing rights based on a discount rate of 15.25%.
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at June 30, 2023 and December 31, 2022:

	June 30, 2023
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$93,475	$93,475	$93,475	$—	$—
Debt securities available for sale	997,459	997,459	13,250	973,128	11,081
Debt securities held to maturity	415,333	364,111	—	364,111	—
Equity securities	3,714	3,714	3,393	321	—
Federal Home Loan Bank stock	61,277	61,277	—	61,277	—
Loans receivable, net	7,706,980	6,874,680	—	—	6,874,680
Derivative assets	27,074	27,074	—	27,074	—

Financial liabilities:
Deposits	$7,714,156	$7,670,655	$—	$7,670,655	$—
Borrowings	1,120,260	1,109,019	—	1,109,019	—
Derivative liabilities	18,710	18,710	—	18,710	—

	December 31, 2022
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$179,228	$179,228	$179,228	$—	$—
Debt securities available for sale	1,328,634	1,328,634	55,178	1,261,333	12,123
Debt securities held to maturity	421,523	370,391	—	370,391	—
Equity securities	3,384	3,384	3,053	331	—
Federal Home Loan Bank stock	58,114	58,114	—	58,114	—
Loans receivable, net	7,624,761	6,771,095	—	—	6,771,095
Derivative assets	19,756	19,756	—	19,756	—

Financial liabilities:
Deposits	$8,001,159	$7,942,782	$—	$7,942,782	$—
Borrowings	1,127,047	1,146,265	—	1,146,265	—
Derivative liabilities	19,072	19,072	—	19,072	—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss)

    The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
	2023			2022
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gain (loss) on debt securities available for sale:	$4,413	$(1,248)	$3,165	$(52,246)	$14,570	$(37,676)
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(2)	1	(1)	(4)	1	(3)
Reclassification adjustment for (loss) gain included in net income	(9,552)	2,701	(6,851)	210	(58)	152
	(5,141)	1,454	(3,687)	(52,040)	14,513	(37,527)
Derivatives:
Unrealized gain on swap contracts accounted for as cash flow hedges	4,020	(1,137)	2,883	1,149	(321)	828
	4,020	(1,137)	2,883	1,149	(321)	828

Employee benefit plans:
Amortization of prior service cost included in net income	(14)	4	(10)	(14)	3	(11)
Reclassification adjustment of actuarial net gain (loss) included in net income	1	—	1	(339)	95	(244)
Change in funded status of retirement obligations	3,486	(986)	2,500	(25,704)	7,168	(18,536)
	3,473	(982)	2,491	(26,057)	7,266	(18,791)
Total other comprehensive income (loss)	$2,352	$(665)	$1,687	$(76,948)	$21,458	$(55,490)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

	For the Six Months Ended June 30,
	2023			2022
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gain (loss) on debt securities available for sale:	$21,954	$(5,720)	$16,234	$(132,429)	$36,938	$(95,491)
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	$(13)	$4	$(9)	$(8)	$2	$(6)
Reclassification adjustment for (loss) gain included in net income	(10,847)	3,068	(7,779)	210	(58)	152
	11,094	(2,648)	8,446	(132,227)	36,882	(95,345)
Derivatives:
Unrealized gain on swap contracts accounted for as cash flow hedges	2,816	(798)	2,018	5,532	(1,547)	3,985
	2,816	(798)	2,018	5,532	(1,547)	3,985

Employee benefit plans:
Amortization of prior service cost included in net income	(28)	8	(20)	(28)	6	(22)
Reclassification adjustment of actuarial net gain (loss) included in net income	2	(1)	1	(678)	190	(488)
Change in funded status of retirement obligations	3,512	(832)	2,680	(24,997)	6,941	(18,056)
	3,486	(825)	2,661	(25,703)	7,137	(18,566)
Total other comprehensive (loss)	$17,396	$(4,271)	$13,125	$(152,398)	$42,472	$(109,926)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
	2023				2022
	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(123,349)	$(361)	$(44,148)	$(167,858)	$(56,174)	$(1,760)	$(42,421)	$(100,355)
Current period changes in other comprehensive income (loss)	(3,687)	2,883	2,491	1,687	(37,527)	828	(18,791)	(55,490)
Total other comprehensive income (loss)	$(127,036)	$2,522	$(41,657)	$(166,171)	$(93,701)	$(932)	$(61,212)	$(155,845)

	For the Six Months Ended June 30,
	2023				2022
	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(135,482)	$504	$(44,318)	$(179,296)	$1,644	$(4,917)	$(42,646)	$(45,919)
Current period changes in other comprehensive income (loss)	8,446	2,018	2,661	13,125	(95,345)	3,985	(18,566)	(109,926)
Total other comprehensive income (loss)	$(127,036)	$2,522	$(41,657)	$(166,171)	$(93,701)	$(932)	$(61,212)	$(155,845)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the three and six months ended June 30, 2023 and 2022:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Three Months Ended June 30,		Affected Line Items in the Consolidated Statements of Income
	2023	2022
	(In thousands)

Reclassification adjustment for (loss) gain included in net income	$(9,552)	$210	(Loss) gain on securities transactions
Reclassification adjustment of actuarial net gain (loss) included in net income	1	(339)	Other non-interest expense
Total before tax	(9,551)	(129)
Income tax benefit	2,701	37
Net of tax	$(6,850)	$(92)

	Accumulated Other Comprehensive Income (Loss) Components
	For the Six Months Ended June 30,		Affected Line Items in the Consolidated Statements of Income
	2023	2022
	(In thousands)

Reclassification adjustment for (loss) gain included in net income	$(10,847)	$210	(Loss) gain on securities transactions
Reclassification adjustment of actuarial net gain (loss) included in net income	2	(678)	Other non-interest expense
Total before tax	(10,845)	(468)
Income tax benefit	3,067	132
Net of tax	$(7,778)	$(336)

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

    Currency Forward Contracts. At June 30, 2023 and December 31, 2022, the Company had no currency forward contracts in place with commercial banking customers.

    Interest Rate Swaps. At June 30, 2023 and December 31, 2022, the Company had 70 and 54 interest rate swaps in place with commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $256.2 million and $205.0 million, respectively. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

    At June 30, 2023 and December 31, 2022, the Company had 18 and 20 interest rate swaps with notional amounts of $280.0 million and $290.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

At both June 30, 2023 and December 31, 2022, the Company had two interest rate swaps hedged against pools of floating rate commercial loans with notional amounts totaling $100.0 million. These swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

At June 30, 2023, the Company had five interest rate fair value swaps with notional amounts totaling $400.0 million. These swaps meet the cash flow hedge accounting requirements. The Company is exposed to changes in the fair value of certain of its fixed-rate pools of assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Secured Overnight Financing Rate ("SOFR"). At December 31, 2022, the Company did not have any fair value swaps.

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

For the three and six months ended June 30, 2023, the Company recorded hedge ineffectiveness associated with these contracts totaling $23,000 and $27,000, respectively. For the three and six months ended June 30, 2022, the Company did not record any hedge ineffectiveness associated with these contracts.
    The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$11,032	Other Liabilities	$2,778
Interest rate products - non-designated hedges	Other Assets	16,042	Other Liabilities	15,932
Total derivative instruments		$27,074		$18,710

	December 31, 2022
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$4,290	Other Liabilities	$3,918
Interest rate products - non-designated hedges	Other Assets	15,466	Other Liabilities	15,154
Total derivative instruments		$19,756		$19,072

For the three months ended June 30, 2023 and 2022, (losses) gains of $(9,000) and $226,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties. For the six months ended June 30, 2023 and 2022, (losses) gains of $(202,000) and $475,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties.

    At June 30, 2023 and December 31, 2022, accrued interest was $461,000 and $22,000.

    The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

    At June 30, 2023, the termination value of derivatives in a net liability position, which includes accrued interest, was $8.4 million. The Company normally has collateral posting thresholds with certain of its derivative counterparties, but as of June 30, 2023 has no posted collateral against its obligations under these agreements.

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

At June 30, 2023, the following amounts were recorded on the Consolidated Statements of Financial Condition related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of Hedged Assets/(Liabilities)
	At June 30, 2023
	(In thousands)

Fair value interest rate products	$395,390	$(4,610)

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$1,291	$1,449	$2,467	$2,619
Title insurance fees	624	1,035	1,211	1,992
Insurance agency income	40	45	77	45
Other non-interest income	2,448	2,106	4,964	4,139
Total in-scope non-interest income	4,403	4,635	8,719	8,795
Total out-of-scope non-interest income	(4,949)	3,034	(1,191)	5,915
Total non-interest income	$(546)	$7,669	$7,528	$14,710

    Demand deposit account fees include monthly maintenance fees and service charges. These fees are generally derived as a result of either transaction-based or serviced-based services. The Company's performance obligation for these services is generally satisfied, and revenue recognized, at the time the transaction is completed, or the service rendered. Fees for these services are generally received from the customer either at the time of the transaction or monthly.

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

Other non-interest income includes check printing fees, traveler's check fees, gift card fees, branch service fees, overdraft fees, account analysis fees, other deposit related fees, wealth management related fee income which includes annuity fees, brokerage commissions, and asset management fees. Wealth management related fee income represent fees earned from customers as consideration for asset management and investment advisory services provided by a third party. The Company's performance obligation is generally satisfied monthly, and the resulting fees are recognized monthly based upon the month-end market value of the assets under management and the applicable fee rate. The Company does not earn performance-based incentives. The Company's performance obligation for these transaction-based services are generally satisfied, and related revenue recognized, at the time the transaction closes or when the service is rendered or a point in time when the service is completed.

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

18.    Subsequent Events

    The Company has evaluated events subsequent to June 30, 2023 and through the financial statement issuance date of August 9, 2023, and concluded that no material events occurred that would require disclosure.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

    Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risk factors and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, as well as its impact on fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, higher inflation and its impact on national and local economic conditions, the Company's ability to successfully implement its business strategy, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

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

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total assets decreased $322.9 million, or 3.1%, to $10.1 billion at June 30, 2023 from $10.4 billion at December 31, 2022. The decrease in total assets was primarily attributable to a decrease in cash and cash equivalents of $85.8 million, and a decrease in debt securities available for sale of $331.2 million, partially offset by an increase in loans receivable, net, of $82.2 million and an increase in other assets of $11.8 million.

Cash and cash equivalents decreased $85.8 million, or 47.8%, to $93.5 million at June 30, 2023 from $179.2 million at December 31, 2022. The decrease was primarily attributable to a decrease in total deposits of $287.0 million and $69.3 million in repurchases of common stock under our stock repurchase program, partially offset by $277.0 million in proceeds from the sale of debt securities available for sale.

Debt securities available for sale decreased $331.2 million, or 24.9%, to $997.5 million at June 30, 2023 from $1.3 billion at December 31, 2022. The decrease was attributable to sales of securities of $277.0 million which resulted in a realized loss of $10.8 million, and repayments on securities of $53.4 million, which was partially offset by a decrease in the gross unrealized loss of $11.1 million. The Bank sold U.S. government obligations at a weighted average rate of 2.36%, and mortgage-backed securities at a weighted average rate of 3.26% during the 2023 period.

Loans receivable, net, increased $82.2 million, or 1.1%, to $7.7 billion at June 30, 2023 from $7.6 billion at December 31, 2022. Multifamily real estate loans, construction loans and commercial business loans increased $137.8 million, $42.4 million, and $8.1 million, respectively, partially offset by a decrease in one-to-four family real estate loans, commercial real estate loans, and home equity loans and advances of $70.9 million, $26.5 million, and $5.0 million, respectively. The allowance for credit losses on loans increased $653,000 to $53.5 million at June 30, 2023 from $52.8 million at December 31, 2022. During the six months ended June 30, 2023, the increase in the allowance for credit losses was primarily due to an increase in the outstanding balance of loans, partially offset by a decrease in loan loss rates.

Other assets increased $11.8 million, or 4.2%, to $296.6 million at June 30, 2023 from $284.8 million at December 31, 2022, primarily due to a $10.5 million increase in the Company's pension plan balance, as the return on plan assets outpaced the growth in the plan’s obligations.

Total liabilities decreased $292.1 million, or 3.1%, to $9.1 billion at June 30, 2023 from $9.4 billion at December 31, 2022. The decrease was primarily attributable to a decrease in total deposits of $287.0 million, or 3.6%, and a decrease in borrowings of $6.8 million, or 0.6%. The decrease in total deposits primarily consisted of decreases in non-interest-bearing demand deposits, interest-bearing demand deposits, and savings and club deposits of $296.3 million, $528.1 million, and $130.7 million, respectively, partially offset by increases in money market accounts of $366.8 million and certificates of deposit of $301.3 million. The Bank has priced select money market and certificates of deposit accounts very competitively to the market, but there continues to be fierce competition

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for funds from other banks and non-bank investment products. The $6.8 million decrease in borrowings was primarily driven by a net decrease in short-term borrowings of $256.6 million, partially offset by an increase in long-term borrowings of $249.8 million.

Total stockholders’ equity decreased $30.8 million, or 2.9%, to $1.0 billion at June 30, 2023 from $1.1 billion at December 31, 2022. The decrease in equity was primarily attributable to the repurchase of 1,207,100 shares of common stock at a cost of approximately $69.3 million, or $19.33 per share, under our stock repurchase program, partially offset by net income of $20.4 million, and a decrease of $8.5 million in unrealized losses on debt securities available for sale, net of taxes, included in other comprehensive income.

Comparison of Results of Operations for the Three Months Ended June 30, 2023 and June 30, 2022

Net income of $1.7 million was recorded for the quarter ended June 30, 2023, a decrease of $21.3 million, or 92.8%, compared to net income of $23.0 million for the quarter ended June 30, 2022. The decrease in net income was primarily attributable to a $15.4 million decrease in net interest income, an $8.2 million decrease in non-interest income, and a $5.9 million increase in non-interest expense, partially offset by a $461,000 decrease in provision for credit losses, and a $7.7 million decrease in income tax expense.

Net interest income was $51.2 million for the quarter ended June 30, 2023, a decrease of $15.4 million, or 23.1%, from $66.5 million for the quarter ended June 30, 2022. The decrease in net interest income was primarily attributable to a $38.4 million increase in interest expense on deposits and borrowings, partially offset by a $23.1 million increase in interest income. The increase in interest income was primarily due to an increase in the average balance of total interest-earning assets coupled with an increase in average yields due to multiple federal funds rate increases that occurred over the previous year. The increase in interest expense on deposits was driven by these same rate increases coupled with intense competition for deposits in the market and the repricing of existing deposits into higher cost products. The increase in interest expense on borrowings was also impacted by the significant increase in interest rates for new borrowings since interest rates began rising in March 2022, along with an increase in the average balance of borrowings. Prepayment penalties, which are included in interest income on loans, totaled $116,000 for the quarter ended June 30, 2023, compared to $1.5 million for the quarter ended June 30, 2022.

The average yield on loans for the quarter ended June 30, 2023 increased 68 basis points to 4.36%, as compared to 3.68% for the quarter ended June 30, 2022, as interest income was influenced by rising interest rates and loan growth. The average yield on securities for the quarter ended June 30, 2023 increased 19 basis points to 2.33%, as compared to 2.14% for the quarter ended June 30, 2022, as a number of adjustable rate securities tied to various indexes repriced higher during the quarter. The average yield on other interest-earning assets for the quarter ended June 30, 2023 increased 415 basis points to 6.08%, as compared to 1.93% for the quarter ended June 30, 2022, due to the rise in average balances and interest rates paid on cash balances and an increase in the dividend rate paid on Federal Home Loan Bank stock.

Total interest expense was $45.0 million for the quarter ended June 30, 2023, an increase of $38.4 million, or 584.7%, from $6.6 million for the quarter ended June 30, 2022. The increase in interest expense was primarily attributable to a 305 basis point increase in the average cost of borrowings, and an increase in the average balance of borrowings, coupled with a 159 basis point increase in the average cost of interest-bearing deposits. Interest expense on borrowings increased $14.4 million, or 756.1%, and interest expense on deposits increased $24.1 million, or 515.0%, due to the rise in interest rates as noted above.

The Company's net interest margin for the quarter ended June 30, 2023 decreased 84 basis points to 2.17%, when compared to 3.01% for the quarter ended June 30, 2022. The weighted average yield on interest-earning assets increased 76 basis points to 4.07% for the quarter ended June 30, 2023, as compared to 3.31% for the quarter ended June 30, 2022. The average cost of interest-bearing liabilities increased 202 basis points to 2.42% for the quarter ended June 30, 2023, as compared to 0.40% for the quarter ended June 30, 2022. The increase in yields for the quarter ended June 30, 2023 was due to the impact of multiple federal funds rate increases between periods. The net interest margin decreased for the quarter ended June 30, 2023, as the increase in the average cost of interest-bearing liabilities outweighed the increase in the average yield on interest-earning assets.

The provision for credit losses for the quarter ended June 30, 2023 was $1.1 million, a decrease of $461,000, from $1.5 million for the quarter ended June 30, 2022. The decrease in provision for credit losses during the quarter was primarily attributable to a decrease in loan loss rates, partially offset by an increase in the outstanding balance of loans.

Non-interest income was $(546,000) for the quarter ended June 30, 2023, a decrease of $8.2 million, or 107.1%, from $7.7 million for the quarter ended June 30, 2022. The decrease was primarily attributable to an increase in the loss on securities transactions of $9.8 million, partially offset by an increase in other non-interest income of $1.9 million, which is primarily related to swap income.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest expense was $47.6 million for the quarter ended June 30, 2023, an increase of $5.9 million, or 14.1%, from $41.7 million for the quarter ended June 30, 2022. The increase was primarily attributable to an increase in compensation and employee benefits expense of $3.6 million, an increase in federal deposit insurance premiums of $1.1 million, due to an increase in the assessment rate imposed by the FDIC effective January 1, 2023, and an increase in other non-interest expense of $922,000, partially offset by a decrease in merger-related expenses of $1.1 million. The increase in compensation and employee benefits expense was due to normal annual increases in employee related compensation, as well as $1.6 million in severance expenses recorded in June 2023 as a result of a workforce reduction. The increase in other non-interest expense was primarily related to a decrease in the pension plan related expense benefit.

Income tax expense was $257,000 for the quarter ended June 30, 2023, a decrease of $7.7 million, as compared to $8.0 million for the quarter ended June 30, 2022, mainly due to a decrease in pre-tax income. The Company's effective tax rate was 13.4% and 25.7% for the quarters ended June 30, 2023 and 2022, respectively. The annual effective tax rate for the 2023 period was primarily impacted by lower net interest income and the loss on the sale of securities.

Comparison of Results of Operations for the Six Months Ended June 30, 2023 and June 30, 2022

Net income of $20.4 million was recorded for the six months ended June 30, 2023, a decrease of $23.0 million, or 53.0%, compared to net income of $43.4 million for the six months ended June 30, 2022. The decrease in net income was primarily attributable to a $17.2 million decrease in net interest income, a $7.2 million decrease in non-interest income, and a $9.0 million increase in non-interest expense, partially offset by a $1.7 million decrease in provision for credit losses, and an $8.7 million decrease in income tax expense.

Net interest income was $112.0 million for the six months ended June 30, 2023, a decrease of $17.2 million, or 13.3%, from $129.2 million for the six months ended June 30, 2022. The decrease in net interest income was primarily attributable to a $64.4 million increase in interest expense on deposits and borrowings, partially offset by a $47.2 million increase in interest income. The increase in interest income was primarily due to an increase in the average balance of total interest-earning assets coupled with an increase in average yields due to the rise in interest rates in 2022 and 2023. The increase in interest expense on deposits and borrowings was driven by an increase in the average balance of deposits and borrowings coupled with an increase in the cost of deposits and borrowings. The increase in interest expense on borrowings was also impacted by the significant increase in interest rates for new borrowings due to multiple federal funds rate increases that occurred over the previous year, along with an increase in the balance of borrowings. Prepayment penalties, which are included in interest income on loans, totaled $315,000 for the six months ended June 30, 2023, compared to $2.8 million for the six months ended June 30, 2022.

The average yield on loans for the six months ended June 30, 2023 increased 65 basis points to 4.30%, as compared to 3.65% for the six months ended June 30, 2022, as interest income was influenced by rising interest rates and loan growth. The average yield on securities for the six months ended June 30, 2023 increased 27 basis points to 2.44%, as compared to 2.17% for the six months ended June 30, 2022, as a number of adjustable rate securities tied to various indexes repriced higher during the year. The average yield on other interest-earning assets for the six months ended June 30, 2023 increased 293 basis points to 5.26%, as compared to 2.33% for the six months ended June 30, 2022, due to the rise in average balances and interest rates, as noted above.

Total interest expense was $77.0 million for the six months ended June 30, 2023, an increase of $64.4 million, or 512.1%, from $12.6 million for the six months ended June 30, 2022. The increase in interest expense was primarily attributable to a 316 basis point increase in the average cost of borrowings, and an increase in the average balance of borrowings, coupled with a 120 basis point increase in the average cost of interest-bearing deposits and an increase in the average balance of deposits. Interest expense on borrowings increased $28.0 million, or 868.1%, and interest expense on deposits increased $36.5 million, or 389.6%, due to the rise in interest rates as noted above.

The Company's net interest margin for the six months ended June 30, 2023 decreased 63 basis points to 2.37%, when compared to 3.00% for the six months ended June 30, 2022. The weighted average yield on interest-earning assets increased 71 basis points to 4.00% for the six months ended June 30, 2023, as compared to 3.29% for the six months ended June 30, 2022. The average cost of interest-bearing liabilities increased 169 basis points to 2.08% for the six months ended June 30, 2023, as compared to 0.39% for the six months ended June 30, 2022. The increase in yields for the six months ended June 30, 2023 was due to the impact of multiple federal funds rate increases between periods. The net interest margin decreased for the six months ended June 30, 2023, as the average cost of interest-bearing liabilities outweighed the increase in the average yield on interest-earning assets.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The provision for credit losses for the six months ended June 30, 2023 was $1.3 million, a decrease of $1.7 million, from $3.0 million for the six months ended June 30, 2022. The decrease in provision for credit losses during the six months was primarily attributable to a decrease in loan loss rates, partially offset by an increase in the outstanding balance of loans.

Non-interest income was $7.5 million for the six months ended June 30, 2023, a decrease of $7.2 million, or 48.8%, from $14.7 million for the quarter ended June 30, 2022. The decrease was primarily attributable to an increase in the loss on securities transactions of $11.1 million, partially offset by an increase in other non-interest income of $3.2 million, which is primarily related to swap income.

Non-interest expense was $91.5 million for the six months ended June 30, 2023, an increase of $9.0 million, or 11.0%, from $82.5 million for the six months ended June 30, 2022. The increase was primarily attributable to an increase in compensation and employee benefits expense of $8.7 million, an increase in federal deposit insurance premiums of $1.1 million, due to an increase in the assessment rate imposed by the FDIC effective January 1, 2023, and an increase in data processing and software expenses of $1.1 million, partially offset by a decrease in merger-related expenses of $1.2 million, and a decrease in other non-interest expense of $2.0 million. The increase in compensation and employee benefits expense for the 2023 period was due to normal annual increases in employee related compensation, increased staff levels due to the May 2022 merger with RSI Bank, and severance expense recorded in June 2023 as a result of a workforce reduction. The decrease in other non-interest expense was primarily related to non-recurring litigation settlements included in the 2022 period, and the decrease in expenses related to swap transactions, partially offset by a decrease in the pension plan related expense benefit.

Income tax expense was $6.4 million for the six months ended June 30, 2023, a decrease of $8.7 million, as compared to $15.1 million for the six months ended June 30, 2022, mainly due to a decrease in pre-tax income, and to a lesser extent, a decrease in the Company's effective tax rate. The Company's effective tax rate was 23.9% and 25.8% for the six months ended June 30, 2023 and 2022, respectively.

Asset Quality
The Company's non-performing loans at June 30, 2023 totaled $11.1 million, or 0.14% of total gross loans, as compared to $6.7 million, or 0.09% of total gross loans, at December 31, 2022. The $4.4 million increase in non-performing loans was primarily attributable to an increase in non-performing commercial business loans of $2.3 million, an increase in non-performing one-to-four family real estate loans of $1.3 million, and an increase in non-performing commercial real estate loans of $852,000. The increase in non-performing commercial business loans was due to an increase in the number of loans from three non-performing loans at December 31, 2022 to eight loans at June 30, 2023. The increase in non-performing one-to-four family real estate loans was due to an increase in the number of loans from 12 non-performing loans at December 31, 2022 to 16 loans at June 30, 2023. The increase in non-performing commercial real estate loans was due to the addition of one loan from December 31, 2022 to June 30, 2023. Non-performing assets as a percentage of total assets totaled 0.11% and 0.06% at June 30, 2023 and December 31, 2022, respectively.

For the quarter ended June 30, 2023, net charge-offs totaled $495,000, as compared to $105,000 in net recoveries recorded for the quarter ended June 30, 2022. For the six months ended June 30, 2023, net charge-offs totaled $600,000, as compared to $216,000 in net recoveries recorded for the six months ended June 30, 2022.

The Company's allowance for credit losses on loans was $53.5 million, or 0.69% of total gross loans, at June 30, 2023, compared to $52.8 million, or 0.69% of total gross loans, at December 31, 2022. The increase in the allowance for credit losses for loans was primarily due to an increase in the outstanding balance of loans, partially offset by a decrease in loan loss rates.

Additional Liquidity, Loan, Deposit and Capital Information

The Company services a diverse retail and commercial deposit base through its 67 branches. With over 213,000 accounts, the average deposit account balance was approximately $36,000 at June 30, 2023. The Company had uninsured deposits (excluding municipal deposits of $762.0 million, which are collateralized, and $3.6 billion of intercompany deposits) totaling $1.9 billion, or 24.1% of total deposits at June 30, 2023, down from $2.1 billion, or 27.7% of total deposits at March 31, 2023.

Deposit balances are summarized as follows:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	At June 30, 2023		At March 31, 2023
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,509,852	—%	$1,583,329	—%
Interest-bearing demand	2,064,803	1.51	2,260,240	1.06
Money market accounts	1,085,317	2.80	896,336	2.27
Savings and club deposits	782,996	0.24	850,777	0.10
Certificates of deposit	2,271,188	2.91	2,083,519	2.32
Total deposits	$7,714,156	1.68%	$7,674,201	1.22%

The Company continues to maintain strong liquidity and capital positions. The Company has not utilized the Federal Reserve’s Bank Term Funding Program and had no outstanding borrowings from the Federal Reserve Discount Window at June 30, 2023. The Company had immediate access to $3.6 billion of funding with additional unpledged loan collateral available to pledge in excess of $2.1 billion at June 30, 2023. Available sources of liquidity at June 30, 2023 include but are not limited to:

•Cash and cash equivalents of $93.5 million;
•Borrowing capacity based on unencumbered collateral pledged at the FHLB totaling $1.3 billion;
•Borrowing capacity based on unencumbered collateral pledged at the Federal Reserve Bank totaling $1.9 billion;
•Available correspondent lines of credit of $384.0 million with various third parties; and
•Unpledged loan collateral available to pledge in excess of $2.1 billion.

At June 30, 2023, the Company's non-performing commercial real estate loans totaled $3.7 million, or 0.05% of the total loans receivable loan portfolio balance.

The following table presents multifamily real estate, owner occupied commercial real estate, and the components of investor owned commercial real estate loans included in the real estate loan portfolio.

	At June 30, 2023
	(Dollars in thousands)
	Balance	% of Gross Loans	Weighted Average Loan to Value Ratio	Weighted Average Debt Service Coverage
Multifamily Real Estate	$1,376,999	17.9%	61.9%	1.64x

Owner Occupied Commercial Real Estate	$509,133	6.6%	51.4%	2.16x

Investor Owned Commercial Real Estate:
Retail / Shopping centers	$497,106	6.4%	53.1%	1.51x
Mixed Use	317,189	4.1	59.1	1.63
Industrial / Warehouse	384,893	5.0	52.4	1.66
Non-Medical Office	227,950	3.0	52.5	1.58
Medical Office	141,895	1.8	59.5	1.70
Single Purpose	74,430	1.0	59.4	2.23
Other	234,300	3.0	50.6	1.68
Total	$1,877,763	24.4%	54.3%	1.63x

Total Multifamily and Commercial Real Estate Loans	$3,763,895	48.8%	56.7%	1.70x

Critical Accounting Policies

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

Management estimates the ACL using relevant and reliable information from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience for both the Company and its segment-specific peers provides the basis for the estimate of expected credit losses. Credit losses over a defined period are converted to PD rate curves through the use of segment-specific LGD risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment, primarily due to the nature of the underlying collateral. These risk factors were assessed for reasonableness against the Company’s own loss experience and adjusted in certain cases when the relationship between the Company’s historical default and loss severity deviate from that of the wider industry. The historical PD curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle.

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

Management estimates the ACL using relevant and reliable information from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience for both the Company and its segment-specific peers provides the basis for the estimate of expected credit losses. Credit losses over a defined period are converted to PD rate curves through the use of segment-specific LGD risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment, primarily due to the nature of the underlying collateral. These risk factors were assessed for reasonableness against the Company’s own loss experience and adjusted in certain cases when the relationship between the Company’s historical default and loss severity deviate from that of the wider industry. The historical PD curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle.

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

    The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and projections of future taxable income. These estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets and that it is more likely than not that the benefits from certain state temporary differences will not be realized. At June 30, 2023 and December 31, 2022, the Company's net deferred tax assets totaled $29.9 million and $36.9 million, respectively, which included a valuation allowance totaling $2.0 million at both period end dates. Based upon projections of future taxable income and the ability to carryforward operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

    The Company provides certain health care and life insurance benefits, along with a split dollar BOLI death benefit, to eligible retired employees. The cost of retiree health care and other benefits during the employees' period of active service are accrued monthly. The accounting guidance requires the following: a) recognize in the statement of financial position the over funded or underfunded status of a defined benefit post-retirement plan measured as the difference between the fair value of plan assets and the benefit obligations; b) measure a plan's assets and its obligations that determine its funded status as of the end of the Company's fiscal year (with limited exceptions); and c) recognize as a component of other comprehensive income (loss), net of tax, the actuarial gain and losses and the prior service costs and credits that arise during the period. These assets and liabilities and expenses are based upon actuarial assumptions including interest rates, rates of increase in compensation, expected rate of return on plan assets and the length of time we will have to provide those benefits. Actual results may differ from these assumptions. These assumptions are reviewed and updated at least annually, and management believes the estimates are reasonable.

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

    The table below sets forth, as of June 30, 2023, the net portfolio value, the estimated changes in the net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and Freehold Bank and its subsidiaries only and does not include any assets of the Company.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
			(Dollars in thousands)
+400	$215,041	$(273)	(0.13)%	$794,277	9.63%	(38.60)%
+300	215,933	619	0.29	925,598	10.88	(28.45)
+200	216,096	782	0.36	1,051,097	11.98	(18.75)
+100	215,987	673	0.31	1,174,799	12.98	(9.19)
Base	215,314	—	—	1,293,664	13.85	—
-100	214,899	(415)	(0.19)	1,403,865	14.56	8.52
-200	210,065	(5,249)	(2.44)	1,470,201	14.78	13.65
-300	197,506	(17,808)	(8.27)	1,479,260	14.87	14.35
-400	180,874	(34,440)	(16.00)	1,418,282	14.26	9.63

    As of June 30, 2023, based on the scenarios above, net interest income would increase by approximately 0.36% if rates were to rise 200 basis points, and would decrease by 2.44% if rates were to decrease 200 basis points over a one-year time horizon.

    Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of June 30, 2023, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 18.75%. If rates were to decrease 200 basis points, the model forecasts a 13.65% increase in the NPV.

    Overall, our June 30, 2023 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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

Our Asset/Liability Committee measures liquidity risks, sets policies to manage these risks, and reviews adherence to those policies at its quarterly meetings. For example, we manage the use of short-term unsecured borrowings as well as total wholesale funding through policies established and reviewed by our Asset/Liability Committee. In addition, the Risk Committee of our Board of Directors reviews liquidity limits, and reviews current and forecasted liquidity positions at each of its regularly scheduled meetings.
We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth or financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds and dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window or the Bank Term Funding Program and through the FHLB system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our securities

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

portfolio. As of June 30, 2023, the potential liquidity from these sources is an amount we believe currently exceeds any contingent liquidity need.
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
Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 0.0% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.5%, a tier 1 capital to risk-weighted assets ratio of at least 8.5%, a common tier 1 capital to risk-weighted assets ratio of at least 7.0%, and a tier 1 capital to adjusted total assets ratio of at least 4.0%. As of June 30, 2023 and December 31, 2022, each of the Company and the banks exceeded all capital adequacy requirements to which it was subject.

    The following tables presents the Company's, Columbia Bank's and Freehold Bank's actual capital amounts and ratios at June 30, 2023 and December 31, 2022 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At June 30, 2023:
Total capital (to risk-weighted assets)	$1,104,502	14.06%	$628,334	8.00%	$824,688	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,044,849	13.30	471,250	6.00	667,605	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,037,632	13.21	353,438	4.50	549,792	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,044,849	10.16	411,239	4.00	411,239	4.00	N/A	N/A

At December 31, 2022:
Total capital (to risk-weighted assets)	$1,145,331	15.39%	$595,313	8.00%	$781,348	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,085,665	14.59	446,485	6.00	632,520	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,078,448	14.49	334,863	4.50	520,899	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,085,665	10.68	406,643	4.00	406,643	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Columbia Bank	(In thousands, except ratio data)
At June 30, 2023:
Total capital (to risk-weighted assets)	$1,005,494	13.80%	$582,781	8.00%	$764,901	10.50%	$728,477	10.00%
Tier 1 capital (to risk-weighted assets)	947,180	13.00	437,086	6.00	619,205	8.50	582,781	8.00
Common equity tier 1 capital (to risk-weighted assets)	947,180	13.00	327,815	4.50	509,934	7.00	473,510	6.50
Tier 1 capital (to adjusted total assets)	947,180	9.49	399,327	4.00	399,327	4.00	499,158	5.00

At December 31, 2022:
Total capital (to risk-weighted assets)	$1,019,850	14.12%	$577,656	8.00%	$758,173	10.50%	$722,070	10.00%
Tier 1 capital (to risk-weighted assets)	961,613	13.32	433,242	6.00	613,759	8.50	577,656	8.00
Common equity tier 1 capital (to risk-weighted assets)	961,613	13.32	324,931	4.50	505,449	7.00	469,345	6.50
Tier 1 capital (to adjusted total assets)	961,613	9.74	394,968	4.00	394,968	4.00	493,711	5.00

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Freehold Bank	(In thousands, except ratio data)
At June 30, 2023:
Total capital (to risk-weighted assets)	$45,111	22.60%	$15,972	8.00%	$20,963	10.50%	$19,965	10.00%
Tier 1 capital (to risk-weighted assets)	43,740	21.91	11,979	6.00	16,970	8.50	15,972	8.00
Common equity tier 1 capital (to risk-weighted assets)	43,740	21.91	8,984	4.50	13,975	7.00	12,977	6.50
Tier 1 capital (to adjusted total assets)	43,740	15.33	11,415	4.00	11,415	4.00	14,269	5.00

At December 31, 2022:
Total capital (to risk-weighted assets)	$44,725	22.92%	$15,609	8.00%	$20,486	10.50%	$19,511	10.00%
Tier 1 capital (to risk-weighted assets)	43,298	22.19	11,706	6.00	16,584	8.50	15,609	8.00
Common equity tier 1 capital (to risk-weighted assets)	43,298	22.19	8,780	4.50	13,657	7.00	12,682	6.50
Tier 1 capital (to adjusted total assets)	43,298	15.19	11,399	4.00	11,399	4.00	14,249	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2023. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

    During the quarter ended June 30, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

    The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

    For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 1, 2023. As of June 30, 2023, the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    The following table reports information regarding repurchases of the Company's common stock, excluding excise tax during the quarter ended June 30, 2023:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2023	978,724	$18.46	971,100	—
May 1 - 31, 2023	60,000	16.15	60,000	1,940,000
June 1 - 30, 2023	178,801	17.62	176,000	1,764,000
Total	1,217,525	$18.07	1,207,100

(1) On December 14, 2022, the Company announced that its Board of Directors authorized the Company's fifth stock repurchase program to acquire up to 3,000,000 shares, or approximately 2.7%, of the Company's then issued and outstanding common stock, which was completed in April 2023. On May 25, 2023, the Company announced that its Board of Directors authorized the Company's sixth stock repurchase program to acquire up to 2,000,000 shares, or approximately 1.9% of the Company's then issued and outstanding common stock.

(2) During the three months ended June 30, 2023, 10,425 shares were repurchased pursuant to forfeitures and not as part of a share repurchase program.

Item 3.     Defaults Upon Senior Securities

    Not Applicable.

Item 4.     Mine Safety Disclosures

    Not Applicable.

Item 5.     Other Information

    During the fiscal quarter ended June 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

101.0
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2023, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

Columbia Financial, Inc.

Date:	August 9, 2023	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2023	/s/Dennis E. Gibney
Dennis E. Gibney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)