Form 10-Q
period 2023-09-30
Columbia Financial, Inc.
filed 2023-11-09
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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
☐ Yes ☒ No

As of November 3, 2023, there were 104,914,659 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share (including 76,016,524 shares held by Columbia Bank, MHC).

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets	(Unaudited)

Cash and due from banks	$204,375	$179,097
Short-term investments	109	131
Total cash and cash equivalents	204,484	179,228

Debt securities available for sale, at fair value	1,018,379	1,328,634
Debt securities held to maturity, at amortized cost (fair value of $351,927 and $370,391 at September 30, 2023 and December 31, 2022, respectively)	411,945	421,523
Equity securities, at fair value	3,633	3,384
Federal Home Loan Bank stock	71,869	58,114

Loans receivable	7,840,540	7,677,564
Less: allowance for credit losses	54,113	52,803
Loans receivable, net	7,786,427	7,624,761

Accrued interest receivable	37,016	33,898
Office properties and equipment, net	83,344	83,877
Bank-owned life insurance ("BOLI")	269,159	264,854
Goodwill and intangible assets	123,890	125,142
Other assets	313,393	284,754
Total assets	$10,323,539	$10,408,169

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$7,703,166	$8,001,159
Borrowings	1,356,218	1,127,047
Advance payments by borrowers for taxes and insurance	42,417	45,460
Accrued expenses and other liabilities	214,307	180,908
Total liabilities	9,316,108	9,354,574

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 131,134,196 shares issued and 105,046,146 shares outstanding at September 30, 2023 and 130,900,673 shares issued and 108,970,476 shares outstanding at December 31, 2022	1,311	1,309
Additional paid-in capital	789,185	781,165
Retained earnings	887,035	857,518
Accumulated other comprehensive loss	(184,538)	(179,296)
Treasury stock, at cost; 26,088,050 shares at September 30, 2023 and 21,930,197 shares at December 31, 2022	(451,756)	(371,708)
Common stock held by the Employee Stock Ownership Plan	(33,051)	(34,750)
Stock held by Rabbi Trust	(2,862)	(3,149)
Deferred compensation obligations	2,107	2,506
Total stockholders' equity	1,007,431	1,053,595
Total liabilities and stockholders' equity	$10,323,539	$10,408,169

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income:	(Unaudited)
Loans receivable	$87,548	$68,516	$252,026	$187,400
Debt securities available for sale and equity securities	6,147	8,434	21,043	25,741
Debt securities held to maturity	2,434	2,440	7,338	7,223
Federal funds and interest-earning deposits	747	151	3,360	245
Federal Home Loan Bank stock dividends	1,529	384	3,661	1,129
Total interest income	98,405	79,925	287,428	221,738
Interest expense:
Deposits	35,918	6,968	81,733	16,326
Borrowings	13,965	3,806	45,158	7,028
Total interest expense	49,883	10,774	126,891	23,354

Net interest income	48,522	69,151	160,537	198,384

Provision for credit losses	2,379	1,516	3,632	4,514

Net interest income after provision for credit losses	46,143	67,635	156,905	193,870

Non-interest income:
Demand deposit account fees	1,348	1,510	3,815	4,129
Bank-owned life insurance	2,014	1,633	5,670	5,501
Title insurance fees	629	796	1,840	2,788
Loan fees and service charges	969	1,432	3,366	2,928
(Loss) gain on securities transactions	—	—	(10,847)	210
Change in fair value of equity securities	(81)	(264)	249	(332)
Gain (loss) on sale of loans	397	(1)	1,060	109
Other non-interest income	3,326	3,058	10,977	7,541
Total non-interest income	8,602	8,164	16,130	22,874

Non-interest expense:
Compensation and employee benefits	28,765	31,523	92,383	86,393
Occupancy	5,845	5,973	17,337	16,838
Federal deposit insurance premiums	1,201	645	3,624	1,922
Advertising	834	771	2,307	2,215
Professional fees	2,490	2,134	6,741	5,727
Data processing and software expenses	3,459	3,670	10,885	10,036
Merger-related expenses	14	1,198	280	2,676
Other non-interest expense, net	302	1,925	861	4,501
Total non-interest expense	42,910	47,839	134,418	130,308

Income before income tax expense	11,835	27,960	38,617	86,436

Income tax expense	2,705	7,041	9,100	22,154

Net income	$9,130	$20,919	$29,517	$64,282

Earnings per share-basic	$0.09	$0.20	$0.29	$0.61
Earnings per share-diluted	$0.09	$0.19	$0.29	$0.61
Weighted average shares outstanding-basic	101,968,294	106,926,864	102,993,215	105,440,345
Weighted average shares outstanding-diluted	102,097,491	107,534,498	103,257,616	106,040,240

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)

Net income	$9,130	$20,919	$29,517	$64,282

Other comprehensive income (loss), net of tax:
Unrealized loss on debt securities available for sale	(20,217)	(47,155)	(3,984)	(142,643)
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(1)	(13)	(9)	(21)
Reclassification adjustment for (loss) gain included in net income	—	—	(7,779)	151
	(20,218)	(47,168)	(11,772)	(142,513)

Derivatives, net of tax:
Unrealized gain on swap contracts accounted for as cash flow hedges	1,845	1,182	3,863	5,167
	1,845	1,182	3,863	5,167

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(10)	(11)	(30)	(31)
Reclassification adjustment of actuarial net gain (loss) included in net income	1	(244)	2	(732)
Change in funded status of retirement obligations	15	937	2,695	(17,121)
	6	682	2,667	(17,884)

Total other comprehensive (loss)	(18,367)	(45,304)	(5,242)	(155,230)

Total comprehensive (loss) income, net of tax	$(9,237)	$(24,385)	$24,275	$(90,948)

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Three Months Ended September 30, 2023 and 2022 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at June 30, 2023	$1,311	$786,248	$877,905	$(166,171)	$(442,084)	$(33,623)	$(2,780)	$1,982	$1,022,788
Net income	—	—	9,130	—	—	—	—	—	9,130
Other comprehensive (loss)	—	—	—	(18,367)	—	—	—	—	(18,367)
Stock based compensation	—	2,283	—	—	—	—	—	—	2,283
Purchase of treasury stock (518,539 shares)	—	—	—	—	(8,974)	—	—	—	(8,974)
Exercise of stock options (3,265 shares)	—	(2)	—	—	—	—	—	—	(2)
Restricted stock forfeitures (15,509 shares)	—	244	—	—	(244)	—	—	—	—
Repurchase shares for taxes (18,849 shares)	—	—	—	—	(344)	—	—	—	(344)
Excise tax on net stock repurchases	—	—	—	—	(110)	—	—	—	(110)
Employee Stock Ownership Plan shares committed to be released	—	412	—	—	—	572	—	—	984
Funding of deferred compensation obligations	—	—	—	—	—	—	(82)	125	43
Balance at September 30, 2023	$1,311	$789,185	$887,035	$(184,538)	$(451,756)	$(33,051)	$(2,862)	$2,107	$1,007,431

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Three Months Ended September 30, 2023 and 2022 (In thousands)

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Nine Months Ended September 30, 2023 and 2022 (In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2022	$1,309	$781,165	$857,518	$(179,296)	$(371,708)	$(34,750)	$(3,149)	$2,506	$1,053,595
Net income	—	—	29,517	—	—	—	—	—	29,517
Other comprehensive (loss)	—	—	—	(5,242)	—	—	—	—	(5,242)
Issuance of common stock allocated to restricted stock award grants (226,574 shares)	2	7	—	—	—	—	—	—	9
Stock based compensation	—	6,156	—	—	—	—	—	—	6,156
Purchase of treasury stock (4,104,073 shares)	—	—	—	—	(78,295)	—	—	—	(78,295)
Exercise of stock options (44,117 shares)	—	(24)	—	—	—	—	—	—	(24)
Restricted stock forfeitures (27,863 shares)	—	469	—	—	(469)	—	—	—	—
Repurchase shares for taxes (25,917 shares)	—	—	—	—	(477)	—	—	—	(477)
Excise tax on net stock repurchases	—	—	—	—	(807)				(807)
Employee Stock Ownership Plan shares committed to be released	—	1,412	—	—	—	1,699	—	—	3,111
Funding of deferred compensation obligations	—	—	—	—	—	—	287	(399)	(112)
Balance at September 30, 2023	$1,311	$789,185	$887,035	$(184,538)	$(451,756)	$(33,051)	$(2,862)	$2,107	$1,007,431

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Nine Months Ended September 30, 2023 and 2022 (In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2021	$1,246	$667,906	$765,133	$(45,919)	$(271,647)	$(37,026)	$(2,425)	$1,813	$1,079,081
Effect of adopting ASU No. 2016-13 ("CECL")	—	—	6,212	—	—	—	—	—	6,212
Balance at January 1, 2022	1,246	667,906	771,345	(45,919)	(271,647)	(37,026)	(2,425)	1,813	1,085,293
Net income	—	—	64,282	—	—	—	—	—	64,282
Other comprehensive (loss)	—	—	—	(155,230)	—	—	—	—	(155,230)
Issuance of common stock to Columbia Bank MHC	61	102,680	—	—	—	—	—	—	102,741
Issuance of common stock allocated to restricted stock award grants 51,746 shares)	1	(1)	—	—	—	—	—	—	—
Stock based compensation	—	5,787	—	—	—	—	—	—	5,787
Purchase of treasury stock (3,420,747 shares)	—	—	—	—	(71,766)	—	—	—	(71,766)
Exercise of stock options (155,296 shares)	—	(445)	—	—	—	—	—	—	(445)
Restricted stock forfeitures (68,548 shares)	—	1,448	—	—	(1,448)	—	—	—	—
Repurchase shares for taxes (203,973 shares)	—	—	—	—	(4,512)	—	—	—	(4,512)
Employee Stock Ownership Plan shares committed to be released	—	1,919	—	—	—	1,704	—	—	3,623
Funding of deferred compensation obligations	—	—	—	—	—	—	(585)	457	(128)
Balance at September 30, 2022	$1,308	$779,294	$835,627	$(201,149)	$(349,373)	$(35,322)	$(3,010)	$2,270	$1,029,645

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(In thousands, unaudited)
Cash flows from operating activities:
Net income	$29,517	$64,282
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	4,349	4,748
Net amortization of premiums and discounts on securities	1,419	2,219
Net amortization of mortgage servicing rights	178	181
Amortization of intangible assets	1,777	1,369
Depreciation and amortization of office properties and equipment	5,808	5,456
Amortization of operating lease right-of-use assets	2,933	2,865
Provision for credit losses	3,632	4,514
Loss (gain) on securities transactions	10,847	(210)
Change in fair value of equity securities	(249)	332
Gain on sale of loans, net	(1,060)	(109)
Net loss on disposal of office properties and equipment	37	147
Deferred tax (benefit)expense	(2,521)	(3,487)
Increase in accrued interest receivable	(3,118)	(942)
(Increase) decrease in other assets	(18,618)	2,114
Decrease in accrued expenses and other liabilities	34,773	24,951
Income on bank-owned life insurance	(5,670)	(5,501)
Employee stock ownership plan expense	3,111	3,623
Stock based compensation	6,156	5,787
Decrease in deferred compensation obligations under Rabbi Trust	(112)	(128)
Net cash provided by operating activities	73,189	112,211

Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	277,022	126,772
Proceeds from paydowns/maturities/calls of debt securities available for sale	79,287	226,887
Proceeds from paydowns/maturities/calls of debt securities held to maturity	9,476	27,645
Purchases of debt securities available for sale	(75,314)	(142,181)
Purchases of debt securities held to maturity	—	(23,298)
Proceeds from sales of loans held-for-sale	109,429	6,187
Purchases of loans receivable	(14,729)	—
Net increase in loans receivable	(263,990)	(639,970)
Proceeds from bank-owned life insurance death benefits	605	776
Proceeds from redemptions of Federal Home Loan Bank stock	71,666	60,176
Purchases of Federal Home Loan Bank stock	(85,421)	(73,855)
Proceeds from sales of office properties and equipment	—	1,009
Additions to office properties and equipment	(5,312)	(4,863)
Net cash acquired in acquisition	—	140,769
Net cash provided by (used in) investing activities	$102,719	$(293,946)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
	2023	2022
	(In thousands, unaudited)

Cash flows from financing activities:
Net decrease in deposits	$(297,993)	$(8,055)
Proceeds from long-term borrowings	311,113	35,893
Payments on long-term borrowings	(11,300)	—
Net (decrease) increase in short-term borrowings	(70,642)	255,054
(Decrease) increase in advance payments by borrowers for taxes and insurance	(3,043)	6,651
Issuance of common stock for restricted stock awards	9	—
Exercise of stock options	(24)	(445)
Purchase of treasury stock	(78,295)	(71,766)
Repurchase of shares for taxes	(477)	(4,512)
Net cash (used in) provided by financing activities	$(150,652)	$212,820

Net increase in cash and cash equivalents	$25,256	$31,085

Cash and cash equivalents at beginning of year	179,228	70,963
Cash and cash equivalents at end of period	$204,484	$102,048

Cash paid during the period for:
Interest on deposits and borrowings	$124,003	$23,316
Income tax payments, net of refunds	$6,281	$13,229

Non-cash investing and financing activities:
Transfer of loans receivable to loans held-for-sale	$109,072	$6,078
Excise tax on net stock repurchases	$807	$—
Acquisition:
Non-cash assets acquired:
Debt securities available for sale	$—	$79,024
Equity securities	—	1,075
Federal Home Loan Bank stock	—	906
Loans receivable	—	335,501
Accrued interest receivable	—	910
Office properties and equipment, net	—	7,296
Goodwill and intangibles	—	38,274
Deferred tax asset, net	—	3,633
Bank-owned life insurance	—	13,033
Other assets	—	2,723
Total non-cash assets acquired	$—	$482,375
Liabilities assumed:
Deposits	$—	$502,732
Borrowings	—	5,762
Advance payments by borrowers for taxes and insurance	—	1,341
Accrued expenses and other liabilities	$—	$10,568
Total liabilities assumed	$—	$520,403
Net non-cash liabilities assumed	$—	$(38,028)
Net cash and cash equivalents acquired in acquisition	$—	$140,769

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

    The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine month periods ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period.

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

    These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022, and the audited consolidated financial statements included therein.

2.    Acquisitions

Freehold Bank
On December 1, 2021, the Company completed its acquisition of Freehold Bancorp, MHC, Freehold Bancorp, Inc. and Freehold Bank (collectively, the "Freehold Entities" or "Freehold"). Pursuant to the terms of the merger agreement, Freehold Bancorp, MHC merged with and into the MHC, with the MHC as the surviving entity; and Freehold Bancorp, Inc. merged with and into Columbia Financial, with Columbia Financial as the surviving entity. In connection with the merger, Freehold Bank converted to a federal savings bank and operates as a wholly-owned subsidiary of Columbia Financial. While the Company had anticipated that Freehold Bank would be merged into Columbia Bank in the fourth quarter of 2023, the merger is now anticipated to occur in 2024. Under the terms of the merger agreement, upon the subsequent merger of the two banks, depositors of Freehold Bank will become depositors of Columbia Bank and will have the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at Freehold Bank. The Company issued 2,591,007 shares of its common stock to the MHC, representing an amount equal to the fair value of the Freehold Entities as determined by an independent appraiser, at the effective time of the holding company mergers.

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the Freehold Entities totaled $14,000 and $88,000 during the three and nine months ended September 30, 2023, respectively, and $4,000 and $11,000 during the three and nine months ended September 30, 2022, respectively.

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

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the RSI Entities totaled $1,000 and $193,000, respectively, during the three and nine months ended September 30, 2023. Direct acquisition and other charges incurred in connection with the acquisition of the RSI Entities totaled $1.2 million and $2.7 million, respectively, during the three and nine months ended September 30, 2022.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
2.    Acquisitions (continued)

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of May 1, 2022, and resulted in the recognition of goodwill of $28.0 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. During the third quarter of 2022, the Company completed all tax returns related to the operation of RSI Bank and its impact on the Company's income taxes, which resulted in a $2.0 million adjustment to deferred income taxes, net, and a corresponding decrease in goodwill. During the fourth quarter of 2022, the Company recorded an adjustment of $490,922 to the original discounted fair value, which resulted in a decrease in additional paid-in-capital, and a corresponding decrease in goodwill. At September 30, 2023 and December 31, 2022, goodwill related to the acquisition of the RSI Entities totaled $25.5 million.

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

Debt securities available for sale. The estimated fair values of the debt securities were calculated utilizing Level 2 inputs. The majority of the acquired securities were fixed income instruments that are not quoted on an exchange but are traded in active markets. The prices for these instruments are obtained through an independent pricing service when available, or dealer market participants with whom the Company has historically transacted with for both purchases and sales of securities. The prices are derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, and the bond's terms and conditions, among other things. Management reviewed the data and assumptions used in pricing securities by its third-party provider to ensure the highest level of significant inputs are derived from market observable data.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)

Net income	$9,130	$20,919	$29,517	$64,282
Shares:
Weighted average shares outstanding - basic	101,968,294	106,926,864	102,993,215	105,440,345
Weighted average diluted shares outstanding	129,197	607,634	264,401	599,895
Weighted average shares outstanding - diluted	102,097,491	107,534,498	103,257,616	106,040,240
Earnings per share:
Basic	$0.09	$0.20	$0.29	$0.61
Diluted	$0.09	$0.19	$0.29	$0.61

    During the three and nine months ended September 30, 2023 and 2022, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 744,335 and 642,166, and 121,935 and 89,990, respectively.

4.    Stock Repurchase Program

On December 14, 2022, the Company announced that its Board of Directors authorized the Company's fifth stock repurchase program to acquire up to 3,000,000 shares, or approximately 2.7% of the Company's then issued and outstanding common stock, commencing upon the completion of the Company’s fourth stock repurchase program. As of September 30, 2023, all shares were repurchased under this program.

On May 25, 2023, the Company announced that its Board of Directors authorized the Company's sixth stock repurchase program to acquire up to 2,000,000 shares, or approximately 1.9% of the Company's then issued and outstanding common stock. As of September 30, 2023, there were 1,245,461 shares remaining to be purchased under this program.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
4.    Stock Repurchase Program (continued)

During the three and nine months ended September 30, 2023, the Company repurchased 518,539 shares at a cost of approximately $9.0 million, or $17.31 per share, and 4,104,073 shares at a cost of approximately $78.3 million, or $19.08 per share, respectively, under these programs. During the three and nine months ended September 30, 2022, the Company repurchased 874,080 shares at a cost of approximately $18.6 million, or $21.27 per share, and 3,420,747 shares at a cost of approximately $71.8 million, or $20.98 per share, respectively, under these programs. Repurchased shares are held as treasury stock and are available for general corporate purposes.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three and nine months ended September 30, 2023, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise tax payable in accrued expenses and other liabilities in our Consolidated Statements of Financial Condition.

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

6.    Debt Securities Available for Sale

    Debt securities available for sale at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$96,364	$27	$(2,608)	$93,783
Mortgage-backed securities and collateralized mortgage obligations	1,026,493	140	(182,373)	844,260
Municipal obligations	2,772	—	(108)	2,664
Corporate debt securities	92,531	9	(14,868)	77,672
	$1,218,160	$176	$(199,957)	$1,018,379

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$67,771	$—	$(4,205)	$63,566
Mortgage-backed securities and collateralized mortgage obligations	1,351,929	135	(170,337)	1,181,727
Municipal obligations	3,697	—	(122)	3,575
Corporate debt securities	92,544	6	(12,784)	79,766
	$1,515,941	$141	$(187,448)	$1,328,634

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale

The amortized cost and fair value of debt securities available for sale at September 30, 2023, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	September 30, 2023
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$35,265	$35,218
More than one year to five years	87,687	84,301
More than five years to ten years	68,715	54,600
	$191,667	$174,119
Mortgage-backed securities and collateralized mortgage obligations	1,026,493	844,260
	$1,218,160	$1,018,379
Mortgage-backed securities and collateralized mortgage obligations totaling $1.0 billion at amortized cost, and $844.3 million at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three months ended September 30, 2023, there were no sales of debt securities available for sale. During the nine months ended September 30, 2023, proceeds from the sale of debt securities available for sale totaled $277.0 million, resulting in no gross gains and $10.8 million of gross losses. There were no calls or matured debt securities available for sale during the three and nine months ended September 30, 2023.

During the three months ended September 30, 2022 there we no sales of debt securities available for sale. During the nine months ended September 30, 2022, proceeds from the sales of debt securities available for sale totaled $126.8 million, resulting in gross gains of $210,000 and no gross losses. There were no calls and $915,000 in maturities of debt securities available for sale during the three and nine months ended September 30, 2022.

Debt securities available for sale having a carrying value of $207.1 million and $724.0 million, at September 30, 2023 and December 31, 2022, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York. Debt securities available for sale having a carrying value of $71.5 million and $28.3 million, at September 30, 2023 and December 31, 2022, respectively, were pledged by Freehold Bank for outstanding borrowings at the Federal Home Loan Bank, and for potential borrowings at the Federal Reserve Bank of New York.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

    The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at September 30, 2023 and December 31, 2022 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	September 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$73,213	$(230)	$18,844	$(2,378)	$92,057	$(2,608)
Mortgage-backed securities and collateralized mortgage obligations	11,183	(715)	821,064	(181,658)	832,247	(182,373)
Municipal obligations	—	—	2,664	(108)	2,664	(108)
Corporate debt securities	—	—	70,663	(14,868)	70,663	(14,868)
	$84,396	$(945)	$913,235	$(199,012)	$997,631	$(199,957)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$47,956	$(2,359)	$15,610	$(1,846)	$63,566	$(4,205)
Mortgage-backed securities and collateralized mortgage obligations	424,328	(29,013)	741,515	(141,324)	1,165,843	(170,337)
Municipal obligations	3,574	(122)	—	—	3,574	(122)
Corporate debt securities	46,751	(5,792)	31,008	(6,992)	77,759	(12,784)
	$522,609	$(37,286)	$788,133	$(150,162)	$1,310,742	$(187,448)

The number of securities in an unrealized loss position at September 30, 2023 totaled 273, compared with 455 at December 31, 2022. All temporarily impaired securities were investment grade as of September 30, 2023, except one $7.0 million corporate debt security which is rated BB+. All temporarily impaired securities were investment grade at December 31, 2022.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

The following table presents the activity in the allowance for credit losses on debt securities available for sale for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$—	$—	$—	$—
Impact of adopting ASU 2016-13 (CECL) effective January 1, 2022	—	—	—	490
Provision for credit losses	—	—	—	(490)
Ending balance	$—	$—	$—	$—

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $3.8 million and $3.2 million at September 30, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses.

7.    Debt Securities Held to Maturity

    Debt securities held to maturity at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value

U.S. government and agency obligations	$49,871	$—	$(7,981)	$—	$41,890
Mortgage-backed securities and collateralized mortgage obligations	362,074	—	(52,037)	—	310,037
	$411,945	$—	$(60,018)	$—	$351,927

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$49,871	$—	$(7,304)	$—	$42,567
Mortgage-backed securities and collateralized mortgage obligations	371,652	—	(43,828)	—	327,824
	$421,523	$—	$(51,132)	$—	$370,391

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity (continued)

The amortized cost and fair value of debt securities held to maturity at September 30, 2023, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	September 30, 2023
	Amortized Cost	Fair Value
	(In thousands)

More than one year to five years	$29,875	$26,783
More than five years to ten years	9,996	8,022
More than ten years	10,000	7,085
	49,871	41,890
Mortgage-backed securities and collateralized mortgage obligations	362,074	310,037
	$411,945	$351,927

Mortgage-backed securities and collateralized mortgage obligations totaling $362.1 million at amortized cost, and $310.0 million at fair value at September 30, 2023, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three and nine months ended September 30, 2023 and 2022 there were no sales, calls or maturities of debt securities held to maturity.

Debt securities held to maturity having a carrying value of $149.2 million and $228.8 million, at September 30, 2023 and December 31, 2022, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at September 30, 2023 and December 31, 2022 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	September 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$41,890	$(7,981)	$41,890	$(7,981)
Mortgage-backed securities and collateralized mortgage obligations	14	(1)	310,023	(52,036)	310,037	(52,037)
	$14	$(1)	$351,913	$(60,017)	$351,927	$(60,018)

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

    The number of securities in an unrealized loss position at September 30, 2023 totaled 115, compared with 116 at December 31, 2022. All temporarily impaired securities were investment grade as of September 30, 2023 and December 31, 2022.

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities held to maturity. Accrued interest receivable on debt securities held to maturity is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $378,000 and $1.0 million at September 30, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses.

8.    Equity Securities at Fair Value

    The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, preferred stock in U.S. Government agencies, and a Community Reinvestment Act qualifying bond fund which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at September 30, 2023 and December 31, 2022 was $3.6 million and $3.4 million, respectively.

    The Company recorded a net (decrease) increase in the fair value of equity securities of $(81,000) and $(264,000), and $249,000 and $(332,000), respectively, during the three and nine months ended September 30, 2023 and 2022, respectively, as a component of non-interest income.

    During the three and nine months ended September 30, 2023 and 2022, there were no sales of equity securities.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses

Loans receivable at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30,	December 31,
	2023	2022
	(In thousands)
Real estate loans:
One-to-four family	$2,791,939	$2,860,184
Multifamily	1,417,233	1,239,207
Commercial real estate	2,374,488	2,413,394
Construction	390,940	336,553
Commercial business loans	546,750	497,469
Consumer loans:
Home equity loans and advances	267,016	274,302
Other consumer loans	2,586	3,425
Total gross loans	7,790,952	7,624,534
Purchased credit-deteriorated ("PCD") loans	15,228	17,059
Net deferred loan costs, fees and purchased premiums and discounts	34,360	35,971
Loans receivable	$7,840,540	$7,677,564

    The Company had no loans held-for-sale at September 30, 2023 and December 31, 2022. During the three months ended September 30, 2023, the Company sold $6.8 million, $7.1 million, and $1.9 million of one-to-four family real estate loans, Small Business Administration ("SBA") loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $454,000 and $58,000 of gross losses. During the nine months ended September 30, 2023, the Company sold $64.6 million, $21.4 million, $18.4 million, and $5.7 million, of one-to-four family real estate loans and home equity loans and advances, commercial real estate loans, SBA loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $1.4 million and $383,000 of gross losses.

During the three months ended September 30, 2022, the Company sold $1.8 million, $685,000 and $510,000 of one-to-four family real estate loans, SBA loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $63,000 and gross losses of $64,000. During the nine months ended September 30, 2022, the Company sold $2.4 million, $2.0 million and $1.8 million of one-to-four family real estate loans, SBA loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $173,000 and gross losses of $64,000.

During the three months ended September 30, 2023, no loans were purchased by the Company. During the nine months ended September 30, 2023, the Company purchased a $14.7 million commercial real estate participation loan from a third-party financial institution. During the three and nine months ended September 30, 2022, no loans were purchased by the Company.

At September 30, 2023 and December 31, 2022, commercial business loans included $902,000 and $1.6 million, respectively, in SBA Payroll Protection Program ("PPP") loans and net deferred fees related to these loans totaling $0 and $13,000, respectively.

At September 30, 2023 and December 31, 2022, the carrying value of loans serviced by the Company for investors was $555.3 million and $497.1 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCD loans at September 30, 2023 and December 31, 2022:

	September 30, 2023
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$7,807	$2,982	$1,611	$12,400	$4,305	$2,779,539	$2,791,939
Multifamily	—	—	—	—	—	1,417,233	1,417,233
Commercial real estate	6,463	—	4,063	10,526	4,063	2,363,962	2,374,488
Construction	—	—	—	—	—	390,940	390,940
Commercial business loans	—	5,000	6,602	11,602	6,602	535,148	546,750
Consumer loans:
Home equity loans and advances	393	63	89	545	180	266,471	267,016
Other consumer loans	—	—	—	—	—	2,586	2,586
Total loans	$14,663	$8,045	$12,365	$35,073	$15,150	$7,755,879	$7,790,952

	December 31, 2022
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$4,063	$1,149	$1,808	$7,020	$2,730	$2,853,164	$2,860,184
Multifamily	—	—	—	—	—	1,239,207	1,239,207
Commercial real estate	—	853	2,892	3,745	2,892	2,409,649	2,413,394
Construction	5,218	—	—	5,218	—	331,335	336,553
Commercial business loans	220	—	474	694	801	496,775	497,469
Consumer loans:
Home equity loans and advances	465	33	286	784	286	273,518	274,302
Other consumer loans	3	1	12	16	12	3,409	3,425
Total loans	$9,969	$2,036	$5,472	$17,477	$6,721	$7,607,057	$7,624,534

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. Non-accruing loans are returned to accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At September 30, 2023 and December 31, 2022, non-accrual loans totaled $15.2 million and $6.7 million, respectively. Included in non-accrual loans at September 30, 2023 and December 31, 2022, are 13 and 7 loans totaling $2.8 million and $1.2 million, respectively, which are less than 90 days in arrears.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

At September 30, 2023 there were no loans past due 90 days or more still accruing interest. At September 30, 2023 and December 31, 2022, there were no loans past due 90 days or more still accruing interest.

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

At September 30, 2023 and December 31, 2022, PCD loans acquired in the Stewardship Financial Corporation ("Stewardship") acquisition totaled $1.7 million and $2.0 million, respectively, PCD loans acquired in the Roselle Bank acquisition totaled $0 and $184,000, respectively, PCD loans acquired in the Freehold Bank acquisition totaled $2.8 million and $3.7 million, respectively, and PCD loans acquired in the RSI Bank acquisition totaled $10.7 million and $11.3 million, respectively.

    We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At September 30, 2023 and December 31, 2022, the Company had no real estate owned. At September 30, 2023 we had one one-to-four family loan with a carrying value of $579,000 and one home equity loan with a carrying value of $89,000, collateralized by residential real estate which were in the process of foreclosure. At December 31, 2022, we had two home equity loans with a total carrying value of $81,000, collateralized by residential real estate which were in the process of foreclosure.

On January 1, 2022, the Company adopted CECL (ASC Topic 326), which replaced the historical incurred loss methodology with an expected loss methodology. The loan portfolio segmentation was expanded to seven portfolio segments taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans receivable. Accrued interest receivable on loans receivable is reported as a component of accrued interest receivable in the Consolidated Statement of Financial Condition, which totaled $31.6 million and $29.4 million at September 30, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

    The following tables summarize loans receivable (including PCD loans) and allowance for credit losses by portfolio segment and impairment method at September 30, 2023 and December 31, 2022:

	September 30, 2023
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually analyzed loans	$186	$2	$307	$—	$107	$29	$—	$631
Collectively analyzed loans	11,681	9,507	15,311	6,945	7,704	2,160	7	53,315
Loans acquired with deteriorated credit quality	4	—	140	—	23	—	—	167
Total	$11,871	$9,509	$15,758	$6,945	$7,834	$2,189	$7	$54,113

Total loans:
Individually analyzed loans	$3,967	$401	$16,768	$—	$11,692	$611	$—	$33,439
Collectively analyzed loans	2,787,972	1,416,832	2,357,720	390,940	535,058	266,405	2,586	7,757,513
Loans acquired with deteriorated credit quality	1,913	—	11,749	1,039	388	139	—	15,228
Total loans	$2,793,852	$1,417,233	$2,386,237	$391,979	$547,138	$267,155	$2,586	$7,806,180

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables presents the modifications of loans to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
	Amortized Cost	Term Extension	Combination of Term Extension, Interest Rate Reduction, and Principal Forgiveness	% of Total Class of Loans Receivable
	(In thousands)

Commercial real estate	$1,038	$1,038	$—	—%
Commercial business	5,000	—	5,000	0.9
Total loans	$6,038	$1,038	$5,000	0.1%

	Nine Months Ended September 30, 2023
	Amortized Cost	Term Extension	Combination of Term Extension, Interest Rate Reduction, and Principal Forgiveness	% of Total Class of Loans Receivable
	(In thousands)

Commercial real estate	$1,038	$1,038	$—	—%
Construction	2,317	2,317	—	0.6
Commercial business	5,240	240	5,000	1.0
Total loans	$8,595	$3,595	$5,000	0.1%

For the three and nine months ended September 30, 2022 there were no modifications.

The following tables describes the types of modifications of loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023:

Three Months Ended September 30, 2023
Type of Modifications

Commercial real estate	12 month term extension
Commercial business	12 month term extension, interest rate reduction, and/or principal forgiveness.

Nine Months Ended September 30, 2023
Type of Modifications

Commercial real estate	12 month term extension
Construction	12 month term extension
Commercial business	12 month term extension, interest rate reduction, and/or principal forgiveness.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The Company closely monitors the performance of modifications of loans to borrowers experiencing financial difficulty to understand the effectiveness of these modification efforts. The Company did not extend any commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the three and nine months ended September 30, 2023.

The following tables presents the aging analysis of modifications of loans to borrowers experiencing financial difficulty at September 30, 2023:

	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)
Commercial real estate	$1,038	$—	$—	$—	$—	$1,038
Construction	2,317	—	—	—	—	2,317
Commercial business	—	—	5,000	—	240	5,240
Total loans	$3,355	$—	$5,000	$—	$240	$8,595

The activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2023 and 2022 are as follows:

	For the Three Months Ended September 30,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2023
Balance at beginning of period	$11,026	$9,392	$16,212	$6,935	$7,690	$2,193	$8	$53,456
Provision for (reversal of) credit losses	1,063	117	(454)	10	1,688	(53)	8	2,379
Recoveries	—	—	—	—	624	49	1	674
Charge-offs	(218)	—	—	—	(2,168)	—	(10)	(2,396)
Balance at end of period	$11,871	$9,509	$15,758	$6,945	$7,834	$2,189	$7	$54,113

2022
Balance at beginning of period	$10,836	$10,932	$14,480	$5,570	$7,284	$1,471	$10	$50,583
Provision for (reversal of) credit losses	1,394	(3,683)	3,219	70	120	385	11	1,516
Recoveries	—	—	—	—	76	18	—	94
Charge-offs	(284)	—	—	—	—	(6)	(12)	(302)
Balance at end of period	$11,946	$7,249	$17,699	$5,640	$7,480	$1,868	$9	$51,891

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	For the Nine Months Ended September 30,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2023
Balance at beginning of period	$11,802	$7,877	$18,111	$6,425	$6,897	$1,681	$10	$52,803
Provision for (reversal of) credit losses	421	1,632	(2,203)	520	2,725	460	77	3,632
Recoveries	—	—	—	—	830	73	6	909
Charge-offs	(352)	—	(150)	—	(2,618)	(25)	(86)	(3,231)
Balance at end of period	$11,871	$9,509	$15,758	$6,945	$7,834	$2,189	$7	$54,113

2022
Balance at beginning of period	$8,798	$7,741	$16,114	$8,943	$20,214	$873	$6	$62,689
Initial adoption -CECL	(2,308)	(2,030)	(4,227)	(2,346)	(5,302)	(229)	(1)	(16,443)
Initial allowance related to PCD loans	131	—	474	3	19	6	—	633
Provision for (reversal of) credit losses	5,364	1,538	5,338	(960)	(7,520)	1,225	19	5,004
Recoveries	338	—	—	—	131	26	—	495
Charge-offs	(377)	—	—	—	(62)	(33)	(15)	(487)
Balance at end of period	$11,946	$7,249	$17,699	$5,640	$7,480	$1,868	$9	$51,891

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables present loans individually analyzed loans by segment, excluding PCD loans, at September 30, 2023 and December 31, 2022:

	At September 30, 2023
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$1,345	$1,693	$—
Multifamily	51	55	—
Commercial real estate	14,097	15,721	—
Commercial business loans	5,819	7,025	—
Consumer loans:
Home equity loans and advances	150	168	—
	21,462	24,662	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	2,622	2,641	186
Multifamily	350	350	2
Commercial real estate	2,671	2,673	307
Commercial business loans	5,873	5,873	107
Consumer loans:
Home equity loans and advances	461	461	29
	11,977	11,998	631
Total:
Real estate loans:
One-to-four family	3,967	4,334	186
Multifamily	401	405	2
Commercial real estate	16,768	18,394	307
Commercial business loans	11,692	12,898	107
Consumer loans:
Home equity loans and advances	611	629	29
Total loans	$33,439	$36,660	$631

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

    Specific allocations of the allowance for credit losses attributable to impaired loans totaled $631,000 and $339,000 at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, impaired loans for which there was no related allowance for credit losses totaled $21.5 million and $16.6 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

    The following table presents interest income recognized for individually analyzed loans by loan segment, excluding PCD loans, for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
	2023		2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$4,329	$54	$4,251	$45
Multifamily	411	5	598	6
Commercial real estate	16,653	214	16,086	163
Commercial business loans	7,657	78	1,269	22
Consumer loans:
Home equity loans and advances	626	15	777	9
Total loans	$29,676	$366	$22,981	$245

	For the Nine Months Ended September 30,
	2023		2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$4,394	$154	$4,640	$146
Multifamily	429	15	675	28
Commercial real estate	16,452	516	16,254	568
Commercial business loans	4,780	148	1,447	66
Consumer loans:
Home equity loans and advances	657	32	787	29
Total loans	$26,712	$865	$23,803	$837

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating, excluding PCD loans, at September 30, 2023 and December 31, 2022:

	Loans by Year of Origination at September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$100,102	$794,991	$806,192	$277,750	$168,116	$640,209	$—	$—	$2,787,360
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,222	553	155	960	1,689	—	—	4,579
Total One-to-Four Family	100,102	796,213	806,745	277,905	169,076	641,898	—	—	2,791,939
Gross charge-offs	—	3	197	—	—	152	—	—	352

Multifamily
Pass	107,375	315,525	361,644	160,831	204,079	257,498	—	—	1,406,952
Special mention	—	—	—	—	—	4,525	—	—	4,525
Substandard	—	5,756	—	—	—	—	—	—	5,756
Total Multifamily	107,375	321,281	361,644	160,831	204,079	262,023	—	—	1,417,233
Gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	167,016	417,317	368,522	174,970	240,513	967,119	—	—	2,335,457
Special mention	—	—	469	—	877	20,620	—	—	21,966
Substandard	—	—	911	3,094	—	13,060	—	—	17,065
Total Commercial Real Estate	167,016	417,317	369,902	178,064	241,390	1,000,799	—	—	2,374,488
Gross charge-offs	—	—	—	—	64	86	—	—	150

Construction
Pass	61,208	252,894	68,281	4,933	440	3,184	—	—	390,940
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Construction	61,208	252,894	68,281	4,933	440	3,184	—	—	390,940
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business
Pass	$56,079	$52,324	$30,412	$28,374	$16,834	$42,735	$294,125	$—	$520,883
Special mention	131	321	49	114	—	2,284	6,904	—	9,803
Substandard	—	76	123	7	1,035	5,689	9,134	—	16,064
Total Commercial Business	56,210	52,721	30,584	28,495	17,869	50,708	310,163	—	546,750
Gross charge-offs	—	—	31	34	2,249	304	—	—	2,618

Home Equity Loans and Advances
Pass	14,856	21,272	18,628	11,684	10,387	87,826	101,716	426	266,795
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	221	—	—	221
Total Home Equity Loans and Advances	14,856	21,272	18,628	11,684	10,387	88,047	101,716	426	267,016
Gross charge-offs	—	—	—	—	—	25	—	—	25

Other Consumer Loans
Pass	1,921	171	47	11	34	90	312	—	2,586
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	1,921	171	47	11	34	90	312	—	2,586
Gross charge-offs	—	40	45	—	—	1	—	—	86

Total Loans	508,688	1,861,869	1,655,831	661,923	643,275	2,046,749	412,191	426	7,790,952
Total gross charge-offs	$—	$43	$273	$34	$2,313	$568	$—	$—	$3,231

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses for off-balance-sheet exposures is reported in other liabilities in the Consolidated Statements of Financial Condition. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as unfunded commitments. At September 30, 2023 and December 31, 2022, the balance of the allowance for credit losses on unfunded commitments, included in other liabilities, totaled $5.8 million and $7.0 million, respectively. The Company recorded a reversal of provision for credit losses on unfunded commitments, included in other non-interest expense in the Consolidated Statements of Income, of $520,000 and $1.2 million and $1.7 million and $1.6 million during the three and nine months ended September 30, 2023 and 2022, respectively.

The following table presents the activity in the allowance for credit losses on off-balance-sheet exposures for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$6,330	$8,358	$6,970	$524
Impact of adopting ASU 2016-13 ("CECL") effective January 1, 2022	—	—	—	7,674
(Reversal of) provision for credit losses	(520)	(1,747)	(1,160)	(1,587)
Balance at end of period	$5,810	$6,611	$5,810	$6,611

10.    Leases

    The Company's leases real estate property for branches and office space. At September 30, 2023 and December 31, 2022, all of the Company's leases are classified as operating leases.

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
    At September 30, 2023 and December 31, 2022, the weighted average remaining lease term for operating leases was 6.0 years and 6.5 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 2.65% and 2.35%, respectively.

    The Company accounts for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the three months ended September 30, 2023 and 2022, operating and variable lease expenses totaled approximately $754,000 and $668,000, respectively. During the nine months ended September 30, 2023 and 2022, operating and variable lease expenses totaled approximately $2.1 million and $2.0 million, respectively.

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and nine months ended September 30, 2023 and 2022. At September 30, 2023, the Company had not entered into any leases which had not yet commenced.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
10.    Leases (continued)

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

	Lease Payment Obligations at
	September 30, 2023	December 31, 2022
	(In thousands)

One year or less	$1,116	$4,290
After one year to two years	4,234	3,745
After two years to three years	3,491	3,075
After three years to four years	3,109	2,773
After four years to five years	2,227	2,000
Thereafter	4,662	4,345
Total undiscounted cash flows	18,839	20,228
Discount on cash flows	(1,454)	(1,613)
Total lease liability	$17,385	$18,615

11.    Deposits

    Deposits at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30,	December 31,
	2023	2022
	(In thousands)

Non-interest-bearing demand	$1,439,517	$1,806,152
Interest-bearing demand	2,001,260	2,592,884
Money market accounts	1,196,983	718,524
Savings and club deposits	736,558	913,738
Certificates of deposit	2,328,848	1,969,861
Total deposits	$7,703,166	$8,001,159

The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $1.3 billion and $1.1 billion at September 30, 2023 and December 31, 2022, respectively. Interest expense on deposits for the three months ended September 30, 2023 and 2022 totaled $35.9 million and $7.0 million, respectively. Interest expense on deposits for the nine months ended September 30, 2023 and 2022 totaled $81.7 million and $16.3 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
11.    Deposits (continued)

Scheduled maturities of certificates of deposit accounts at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30,	December 31,
	2023	2022
	(In thousands)

One year or less	$1,801,998	$1,189,826
After one year to two years	431,738	610,965
After two years to three years	60,801	92,120
After three years to four years	16,062	48,981
After four years	18,249	27,969
	$2,328,848	$1,969,861

12.    Stock Based Compensation

    At the Company's annual meeting of stockholders held on June 6, 2019, stockholders approved the Columbia Financial, Inc. 2019 Equity Incentive Plan ("2019 Plan") which provides for the issuance of up to 7,949,996 shares (2,271,427 restricted stock awards and 5,678,569 stock options) of common stock.

At September 30, 2023, there were 597,592 shares remaining available for future restricted stock awards and 1,694,359 shares remaining available for future stock option grants under the 2019 plan.

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

Restricted shares granted under the 2019 Plan generally vest in equal installments, over performance or service periods ranging from 1 year to 5 years, beginning 1 year from the date of grant. A portion of restricted shares awarded are performance awards, which vest upon the satisfactory attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite performance or service period. During the three months ended September 30, 2023 and 2022, approximately $1.3 million and $901,000 in expense was recognized in regard to these awards. The expected future compensation expense related to the 464,691 non-vested restricted shares outstanding at September 30, 2023 is approximately $5.9 million over a weighted average period of 1.7 years. During the nine months ended September 30, 2023 and 2022, approximately $3.3 million and $3.4 million in expense was recognized in regard to these awards.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

    The following is a summary of the Company's restricted stock activity during the three and nine months ended September 30, 2023 and 2022:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2023	430,954	$17.31
Vested	(26,424)	21.16
Forfeited	(1,929)	21.12
Non-vested at March 31, 2023	402,601	$17.10
Grants	226,574	16.19
Forfeited	(10,425)	18.51
Non-vested at June 30, 2023	618,750	$16.74
Vested	(138,550)	18.27
Forfeited	(15,509)	17.47
Non-vested at September 30, 2023	464,691	$17.06

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2022	1,054,335	$15.78
Grants	51,746	21.79
Vested	(27,775)	17.86
Forfeited	(31,570)	16.91
Non-vested at March 31, 2022	1,046,736	$15.98
Forfeited	(5,182)	18.34
Non-vested at June 30, 2022	1,041,554	$15.97
Vested	(635,951)	15.62
Forfeited	(31,796)	15.87
Non-vested at September 30, 2022	373,807	$16.58

On March 21, 2022, options to purchase 130,951 shares of Company common stock were awarded with a grant date fair value of $6.51 per option. These stock options granted under the 2019 Plan on such date, vest in equal installments over the service period of three years beginning from the date of grant. These stock options were granted at an exercise price of $21.79, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of approximately 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 6 years risk-free rate of return of 2.34%, volatility of 25.31%, and a dividend yield of 0.00%.

On October 31, 2022, options to purchase 173,766 shares of Company common stock were awarded with a grant date fair value of $7.22 per option. Stock options granted under the 2019 Plan vest in equal installments over the service period of three years beginning one year from the date of grant. These stock options were granted at an exercise price of 20.54, which represents the fair value of the Company's common stock price on the grant date based on the closing market price and have an expiration period of 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 6 years, risk-free rate of return of 4.19%, volatility of 26.25%, and a dividend yield of 0.00%.

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
    Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the three months ended September 30, 2023 and 2022, approximately $1.0 million and $778,000 in expense was recognized in regard to these awards. The expected future compensation expense related to the 1,183,261 non-vested options outstanding at September 30, 2023 is $4.6 million over a weighted average period of 1.6 years. During the nine months ended September 30, 2023 and 2022, approximately $2.9 million and $2.3 million in expense was recognized in regard to these awards.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

The following is a summary of the Company's option activity during the three and nine months ended September 30, 2023 and 2022:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2023	3,436,869	$16.26	6.9	$18,435,239
Exercised	(3,618)	15.60	—	—
Expired	(2,117)	15.60	—	—
Forfeited	(8,055)	20.03	—	—
Outstanding, March 31, 2023	3,423,079	$16.25	6.7	$7,893,117
Granted	286,016	15.94	—	—
Exercised	(37,234)	15.60	—	—
Expired	(1,853)	15.60	—	—
Forfeited	(42,598)	17.72	—	—
Outstanding, June 30, 2023	3,627,410	$16.22	6.7	$5,186,690
Exercised	(3,265)	15.60	0	—
Expired	(4,311)	18.52	0	—
Forfeited	(23,966)	19.10	0	—
Outstanding, September 30, 2023	3,595,868	$17.04	6.4	$310,461
Options exercisable at September 30, 2023	2,412,607	$15.79	5.9	$247,665

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2022	3,637,542	$15.78	7.6	$18,654,905
Granted	130,951	21.79	—	—
Exercised	(62,859)	16.42	—	—
Expired	(1,412)	15.60	—	—
Forfeited	(61,961)	16.84	—	—
Outstanding, March 31, 2022	3,642,261	$15.92	7.5	$20,401,381
Exercised	(5,412)	15.60	—	—
Forfeited	(21,801)	17.78	—	—
Outstanding, June 30, 2022	3,615,048	$15.91	7.2	$21,335,939
Exercised	(87,025)	15.60	—	—
Expired	(8,704)	15.60	—
Forfeited	(153,309)	15.72	—	—
Outstanding, September 30, 2022	3,366,010	$15.93	6.9	$17,598,873
Options exercisable at September 30, 2022	1,965,260	$15.67	6.4	$10,732,855

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

    During the three and nine months ended September 30, 2023 and 2022, the aggregate intrinsic value of options exercised was $7,000 and $154,000, and $507,000 and $896,000, respectively.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost (continued)

Net periodic (income) benefit cost for the Pension Plan, RIM Plan, Post-retirement Plan and Split-Dollar Life Insurance plan benefits for the three and nine months ended September 30, 2023 and 2022, includes the following components:

	For the Three Months Ended September 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2023	2022	2023	2022	2023	2022	2023	2022	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$1,146	$1,267	$69	$93	$54	$87	$69	$130	Compensation and employee benefits
Interest cost	3,028	2,724	158	97	242	150	204	158	Other non-interest expense
Expected return on plan assets	(7,905)	(7,072)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	14	14	Other non-interest expense
Net loss	398	660	14	111	—	78	—	151	Other non-interest expense
Net periodic (income) benefit cost	$(3,333)	$(2,421)	$241	$301	$296	$315	$287	$453

	For the Nine Months Ended September 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2023	2022	2023	2022	2023	2022	2023	2022	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$3,544	$5,199	$207	$279	$161	$261	$208	$383	Compensation and employee benefits
Interest cost	8,609	6,786	474	291	727	450	613	453	Other non-interest expense
Expected return on plan assets	(22,865)	(22,190)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	42	42	Other non-interest expense
Net loss	397	660	42	333	—	234	—	453	Other non-interest expense
Net periodic (income) benefit cost	$(10,315)	$(9,545)	$723	$903	$888	$945	$863	$1,331

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

Net periodic (income) benefit cost for the Pension Plan and Post-retirement Plan for the three and nine months ended September 30, 2023 and 2022, includes the following components:

	For the Three Months Ended September 30,
	Pension Plan		Post-retirement Plan		Affected Line Item in the Consolidated Statements of Income
	2023	2022	2023	2022
	(In thousands)

Service cost	$—	$—	$17	$35	Compensation and employee benefits
Interest cost	76	75	26	35	Other non-interest expense
Expected return on plan assets	(121)	(111)	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	(15)	—	Other non-interest expense
Net periodic (income) benefit cost	$(45)	$(36)	$28	$70

	For the Nine Months Ended September 30,
	Pension Plan		Post-retirement Plan		Affected Line Item in the Consolidated Statements of Income
	2023	2022	2023	2022
	(In thousands)

Service cost	$—	$—	$51	$58	Compensation and employee benefits
Interest cost	229	125	80	58	Other non-interest expense
Expected return on plan assets	(365)	(185)	—	—	Other non-interest expense
Amortization:
Net (gain)	—	—	(46)	—	Other non-interest expense
Net periodic (income) benefit cost	$(136)	$(60)	$85	$116

For the three and nine months ended September 30, 2023, no contributions were made to either Pension Plan. For the three and nine months ended September 30, 2022, Columbia Bank made a $10.0 million contribution to its Pension Plan. The net periodic (income) cost for pension benefits, other post-retirement and split-dollar life insurance benefits for the three and nine months ended September 30, 2023 were calculated using the most recent available benefit valuations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis at September 30, 2023 and December 31, 2022.

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

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at September 30, 2023 and December 31, 2022, by level within the fair value hierarchy:

	September 30, 2023
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$93,783	$86,444	$7,339	$—
Mortgage-backed securities and collateralized mortgage obligations	844,260	—	844,260	—
Municipal obligations	2,664	—	874	1,790
Corporate debt securities	77,672	—	69,174	8,498
Total debt securities available for sale	1,018,379	86,444	921,647	10,288
Equity securities	3,633	3,314	319	—
Derivative assets	36,205	—	36,205	—
	$1,058,217	$89,758	$958,171	$10,288

Derivative liabilities	$23,015	$—	$23,015	$—

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

The table below provides activity of assets reported as Level 3 during the three and nine months ended September 30, 2023 and 2022:

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets -December 31, 2022	$12,123
Change in fair value of Level 3 assets	(1,523)
Balance of recurring Level 3 assets - March 31, 2023	$10,600
Change in fair value of Level 3 assets	481
Balance of recurring Level 3 assets - June 30, 2023	$11,081
Maturity of Level 3 asset	(918)
Change in fair value of Level 3 assets	125
Balance of recurring Level 3 assets - September 30, 2023	$10,288

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

Expected cash flows were projected based on contractual cash flows. At September 30, 2023, two private placement corporate debt securities classified as available for sale and two private placement municipal obligations classified as available for sale were included in Level 3 assets. At December 31, 2022, two private placement corporate debt securities classified as available for sale and three private placement municipal obligations classified as available for sale were included in Level 3 assets. There were no transfers to Level 3 assets during the three and nine months ended September 30, 2023.

Private placement debt security cash flows were discounted to a market yield of 11.00% (weighted average is 11.00%), and the cash flows for private placement municipal obligations were discounted to a market yield ranging from 3.72% to 3.77% (weighted average is 3.74%).

The period end valuations were support by an analysis prepared by an independent third party market participant and approved by management.

Assets Measured at Fair Value on a Non-Recurring Basis

    The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis at September 30, 2023 and December 31, 2022.

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at September 30, 2023 and December 31, 2022, by level within the fair value hierarchy:

	September 30, 2023
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loan	$5,000	$—	$—	$5,000
Mortgage servicing rights	2,919	—	—	2,919
	$7,919	$—	$—	$7,919

	December 31, 2022
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Mortgage servicing rights	$2,107	$—	$—	$2,107
	$2,107	$—	$—	$2,107

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Impaired loans	$5,000	Other	Contracted modification agreement.	—	—
Mortgage servicing rights	$2,919	Discounted cash flow	Prepayment speeds and discount rates (1)	4.4% - 25.4%	7.2%

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

	December 31, 2022
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Mortgage servicing rights	$2,107	Discounted cash flow	Prepayment speeds and discount rates (2)	5.5% - 27.1%	8.6%

(1) Value of SBA servicing rights based on a discount rate of 15.50%.
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

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at September 30, 2023 and December 31, 2022:

	September 30, 2023
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$204,484	$204,484	$204,484	$—	$—
Debt securities available for sale	1,018,379	1,018,379	86,444	921,647	10,288
Debt securities held to maturity	411,945	351,927	—	351,927	—
Equity securities	3,633	3,633	3,314	319	—
Federal Home Loan Bank stock	71,869	71,869	—	71,869	—
Loans receivable, net	7,786,427	6,847,626	—	—	6,847,626
Derivative assets	36,205	36,205	—	36,205	—

Financial liabilities:
Deposits	$7,703,166	$7,668,864	$—	$7,668,864	$—
Borrowings	1,356,218	1,342,885	—	1,342,885	—
Derivative liabilities	23,015	23,015	—	23,015	—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss)

    The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
	2023			2022
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized (loss) on debt securities available for sale:	$(28,188)	$7,971	$(20,217)	$(65,744)	$18,589	$(47,155)
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(1)	—	(1)	(19)	6	(13)
	(28,189)	7,971	(20,218)	(65,763)	18,595	(47,168)
Derivatives:
Unrealized gain on swap contracts accounted for as cash flow hedges	2,573	(728)	1,845	1,639	(457)	1,182
	2,573	(728)	1,845	1,639	(457)	1,182

Employee benefit plans:
Amortization of prior service cost included in net income	(14)	4	(10)	(14)	3	(11)
Reclassification adjustment of actuarial net gain (loss) included in net income	1	—	1	(339)	95	(244)
Change in funded status of retirement obligations	21	(6)	15	1,148	(211)	937
	8	(2)	6	795	(113)	682
Total other comprehensive income (loss)	$(25,608)	$7,241	$(18,367)	$(63,329)	$18,025	$(45,304)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

	For the Nine Months Ended September 30,
	2023			2022
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized (loss) on debt securities available for sale:	$(6,235)	$2,251	$(3,984)	$(198,171)	$55,528	$(142,643)
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(14)	5	(9)	(28)	7	(21)
Reclassification adjustment for (loss) gain included in net income	(10,847)	3,068	(7,779)	210	(59)	151
	(17,096)	5,324	(11,772)	(197,989)	55,476	(142,513)
Derivatives:
Unrealized gain on swap contracts accounted for as cash flow hedges	5,390	(1,527)	3,863	7,171	(2,004)	5,167
	5,390	(1,527)	3,863	7,171	(2,004)	5,167

Employee benefit plans:
Amortization of prior service cost included in net income	(42)	12	(30)	(42)	11	(31)
Reclassification adjustment of actuarial net gain (loss) included in net income	3	(1)	2	(1,017)	285	(732)
Change in funded status of retirement obligations	3,534	(839)	2,695	(23,851)	6,730	(17,121)
	3,495	(828)	2,667	(24,910)	7,026	(17,884)
Total other comprehensive (loss)	$(8,211)	$2,969	$(5,242)	$(215,728)	$60,498	$(155,230)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
	2023				2022
	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(127,036)	$2,522	$(41,657)	$(166,171)	$(93,701)	$(932)	$(61,212)	$(155,845)
Current period changes in other comprehensive income (loss)	(20,218)	1,845	6	(18,367)	(47,168)	1,182	682	(45,304)
Total other comprehensive income (loss)	$(147,254)	$4,367	$(41,651)	$(184,538)	$(140,869)	$250	$(60,530)	$(201,149)

	For the Nine Months Ended September 30,
	2023				2022
	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(135,482)	$504	$(44,318)	$(179,296)	$1,644	$(4,917)	$(42,646)	$(45,919)
Current period changes in other comprehensive income (loss)	(11,772)	3,863	2,667	(5,242)	(142,513)	5,167	(17,884)	(155,230)
Total other comprehensive income (loss)	$(147,254)	$4,367	$(41,651)	$(184,538)	$(140,869)	$250	$(60,530)	$(201,149)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the three and nine months ended September 30, 2023 and 2022:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Three Months Ended September 30,		Affected Line Items in the Consolidated Statements of Income
	2023	2022
	(In thousands)

Reclassification adjustment of actuarial net gain (loss) included in net income	$1	$(339)	Other non-interest expense
Total before tax	1	(339)
Income tax benefit	—	95
Net of tax	$1	$(244)

	Accumulated Other Comprehensive Income (Loss) Components
	For the Nine Months Ended September 30,		Affected Line Items in the Consolidated Statements of Income
	2023	2022
	(In thousands)

Reclassification adjustment for (loss) gain included in net income	$(10,847)	$210	(Loss) gain on securities transactions
Reclassification adjustment of actuarial net gain (loss) included in net income	3	(1,017)	Other non-interest expense
Total before tax	(10,844)	(807)
Income tax benefit	3,067	226
Net of tax	$(7,777)	$(581)

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

    Currency Forward Contracts. At September 30, 2023 and December 31, 2022, the Company had no currency forward contracts in place with commercial banking customers.

    Interest Rate Swaps. At September 30, 2023 and December 31, 2022, the Company had 78 and 54 interest rate swaps in place with commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $273.1 million and $205.0 million, respectively. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

    At September 30, 2023 and December 31, 2022, the Company had 21 and 20 interest rate swaps with notional amounts of $300.0 million and $290.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

At both September 30, 2023 and December 31, 2022, the Company had two interest rate swaps hedged against pools of floating rate commercial loans with notional amounts totaling $100.0 million. These swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

At September 30, 2023, the Company had six interest rate fair value swaps with notional amounts totaling $500.0 million. The Company is exposed to changes in the fair value of certain of its fixed-rate pools of assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Secured Overnight Financing Rate ("SOFR"). At December 31, 2022, the Company did not have any fair value swaps.

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

For the three and nine months ended September 30, 2023, the Company recorded hedge ineffectiveness associated with these contracts totaling $37,000 and $64,000, respectively. For the three and nine months ended September 30, 2022, the Company did not record any hedge ineffectiveness associated with these contracts.
    The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$14,641	Other Liabilities	$1,893
Interest rate products - non-designated hedges	Other Assets	21,564	Other Liabilities	21,122
Total derivative instruments		$36,205		$23,015

	December 31, 2022
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$4,290	Other Liabilities	$3,918
Interest rate products - non-designated hedges	Other Assets	15,466	Other Liabilities	15,154
Total derivative instruments		$19,756		$19,072

For the three months ended September 30, 2023 and 2022, gains of $332,000 and $118,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties. For the nine months ended September 30, 2023 and 2022, gains of $130,000 and $594,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties.

    At September 30, 2023 and December 31, 2022, accrued interest was $705,000 and $22,000.

    The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

    At September 30, 2023, the termination value of derivatives in a net asset position, which includes accrued interest, was $13.2 million. The Company normally has collateral posting thresholds with certain of its derivative counterparties, but as of September 30, 2023 had no posted collateral against its obligations under these agreements.

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

At September 30, 2023, the following amounts were recorded on the Consolidated Statements of Financial Condition related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of Hedged Assets/(Liabilities)
	At September 30, 2023
	(In thousands)

Fair value interest rate products	$493,698	$(6,302)

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$1,348	$1,510	$3,815	$4,129
Title insurance fees	629	796	1,840	2,788
Insurance agency income	63	38	141	83
Other non-interest income	1,518	2,194	6,480	6,334
Total in-scope non-interest income	3,558	4,538	12,276	13,334
Total out-of-scope non-interest income	5,044	3,626	3,854	9,540
Total non-interest income	$8,602	$8,164	$16,130	$22,874

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

18.    Subsequent Events

    The Company has evaluated events subsequent to September 30, 2023 and through the financial statement issuance date of November 9, 2023, and concluded that no material events occurred that would require disclosure.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

    Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risk factors and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, as well as its impact on fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, higher inflation and its impact on national and local economic conditions, the Company's ability to successfully implement its business strategy, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets, the impact of failures or disruptions in or breaches of the Company's operational or security systems, data or infrastructure, or those of third parties, including as a result of cyber attacks or campaigns, and the availability of and costs associated with sources of liquidity.

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

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total assets decreased $84.6 million, or 0.8%, to $10.3 billion at September 30, 2023 from $10.4 billion at December 31, 2022. The decrease in total assets was primarily attributable to a decrease in debt securities available for sale of $310.3 million, partially offset by an increase in cash and cash equivalents of $25.3 million, an increase in loans receivable, net, of $161.7 million, an increase in Federal Home Loan Bank stock of $13.8 million and an increase in other assets of $28.6 million.
Cash and cash equivalents increased $25.3 million, or 14.1%, to $204.5 million at September 30, 2023 from $179.2 million at December 31, 2022. The increase was primarily attributable to $298.0 million in proceeds from the sale of debt securities available for sale, and an increase in borrowings of $229.2 million, or 20.3%, partially offset by purchases of debt securities available for sale of $75.3 million, a decrease in total deposits of $298.0 million and $78.3 million in repurchases of common stock under our stock repurchase program.
Debt securities available for sale decreased $310.3 million, or 23.4%, to $1.0 billion at September 30, 2023 from $1.3 billion at December 31, 2022. The decrease was attributable to sales of securities of $277.0 million which resulted in a realized loss of $10.8 million, repayments on securities of $79.3 million, and an increase in the gross unrealized loss of $16.7 million, which was partially offset by purchases of U.S. government obligations of $75.3 million. The Bank sold U.S. government obligations at a weighted average rate of 2.36%, and mortgage-backed securities at a weighted average rate of 3.26% during the nine months ended September 30, 2023.
Loans receivable, net, increased $161.7 million, or 2.1%, to $7.8 billion at September 30, 2023 from $7.6 billion at December 31, 2022. Multifamily real estate loans, construction loans and commercial business loans increased $178.0 million, $54.4 million, and $49.3 million, respectively, partially offset by a decrease in one-to-four family real estate loans, commercial real estate loans, and home equity loans and advances of $68.2 million, $38.9 million, and $7.3 million, respectively. The allowance for credit losses on loans increased $1.3 million to $54.1 million at September 30, 2023 from $52.8 million at December 31, 2022. During the nine months ended September 30, 2023, the increase in the allowance for credit losses was primarily due to an increase in the outstanding balance of loans and an increase in qualitative factors, partially offset by a decrease in loan loss rates.
Federal Home Loan Bank stock increased $13.8 million, or 23.7%, to $71.9 million at September 30, 2023 from $58.1 million at December 31, 2022. The increase was due to the purchase of stock required upon acquiring new FHLB borrowings.
Other assets increased $28.6 million, or 10.1%, to $313.4 million at September 30, 2023 from $284.8 million at December 31, 2022, primarily due to a $10.5 million increase in the Company's pension plan balance, as the return on plan assets outpaced the growth in the plan’s obligations, and a $15.4 million increase in interest rate swaps assets.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total liabilities decreased $38.5 million, or 0.4%, to $9.3 billion at September 30, 2023 from $9.4 billion at December 31, 2022. The decrease was primarily attributable to a decrease in total deposits of $298.0 million, or 3.7%, partially offset by an increase in borrowings of $229.2 million, or 20.3%. The decrease in total deposits primarily consisted of decreases in non-interest-bearing demand deposits, interest-bearing demand deposits, and savings and club deposits of $366.6 million, $591.6 million, and $177.2 million, respectively, partially offset by increases in money market accounts of $478.5 million and certificates of deposit of $359.0 million. The Bank has priced select money market and certificates of deposit accounts very competitively to the market, but there continues to be strong competition for funds from other banks and non-bank investment products. The $229.2 million increase in borrowings was primarily driven by an increase in long-term borrowings of $299.8 million, partially offset by a decrease in short-term borrowings of $70.5 million. The $32.8 million increase in accrued expenses and other liabilities was primarily attributable to a $20.4 million increase in the collateral balance related to our interest rate swap program.
Total stockholders’ equity decreased $46.2 million, or 4.4%, to $1.0 billion at September 30, 2023 from $1.1 billion at December 31, 2022. The decrease in equity was primarily attributable to the repurchase of 4,104,073 shares of common stock at a cost of approximately $78.3 million, or $19.08 per share, under our stock repurchase program, partially offset by net income of $29.5 million, and an increase of $11.8 million in unrealized losses on debt securities available for sale, net of taxes, included in other comprehensive income.
Comparison of Results of Operations for the Three Months Ended September 30, 2023 and September 30, 2022

Net income of $9.1 million was recorded for the quarter ended September 30, 2023, a decrease of $11.8 million, or 56.4%, compared to net income of $20.9 million for the quarter ended September 30, 2022. The decrease in net income was primarily attributable to a $20.6 million decrease in net interest income, and an $863,000 increase in provision for credit losses, partially offset by a $4.9 million decrease in non-interest expense and a $4.3 million decrease in income tax expense.
Net interest income was $48.5 million for the quarter ended September 30, 2023, a decrease of $20.6 million, or 29.8%, from $69.2 million for the quarter ended September 30, 2022. The decrease in net interest income was primarily attributable to a $39.1 million increase in interest expense on deposits and borrowings, partially offset by a $18.5 million increase in interest income. The increase in interest income was primarily due to an increase in the average balance of total interest-earning assets coupled with an increase in average yields due to multiple market interest rate increases that occurred over the previous two years. The increase in interest expense on deposits was driven by these same rate increases coupled with intense competition for deposits in the market and the repricing of existing deposits into higher cost products. The increase in interest expense on borrowings was also impacted by the significant increase in interest rates for new borrowings since interest rates began rising in March 2022, along with an increase in the average balance of borrowings. Prepayment penalties, which are included in interest income on loans, totaled $83,000 for the quarter ended September 30, 2023, compared to $639,000 for the quarter ended September 30, 2022.
The average yield on loans for the quarter ended September 30, 2023 increased 67 basis points to 4.47%, as compared to 3.80% for the quarter ended September 30, 2022, as interest income was influenced by rising interest rates and loan growth. The average yield on securities for the quarter ended September 30, 2023 increased 10 basis points to 2.37%, as compared to 2.27% for the quarter ended September 30, 2022, as a number of adjustable rate securities tied to various indexes repriced higher during the quarter, and new securities purchased during the 2023 period were at higher rates. The average yield on other interest-earning assets for the quarter ended September 30, 2023 increased 323 basis points to 5.91%, as compared to 2.68% for the quarter ended September 30, 2022, due to the rise in average balances and interest rates paid on cash balances and an increase in the dividend rate paid on Federal Home Loan Bank stock.
Total interest expense was $49.9 million for the quarter ended September 30, 2023, an increase of $39.1 million, or 363.0%, from $10.8 million for the quarter ended September 30, 2022. The increase in interest expense was primarily attributable to a 223 basis point increase in the average cost of borrowings, and a significant increase in the average balance of borrowings, coupled with a 187 basis point increase in the average cost of interest-bearing deposits, partially offset by the decrease in the average balance of interest-bearing deposits. Interest expense on borrowings increased $10.2 million, or 266.9%, and interest expense on deposits increased $29.0 million, or 415.5%, due to the rise in interest rates as noted above.
The Company's net interest margin for the quarter ended September 30, 2023 decreased 95 basis points to 2.06%, when compared to 3.01% for the quarter ended September 30, 2022. The weighted average yield on interest-earning assets increased 70 basis points to 4.17% for the quarter ended September 30, 2023, as compared to 3.47% for the quarter ended September 30, 2022. The average cost of interest-bearing liabilities increased 208 basis points to 2.70% for the quarter ended September 30, 2023, as compared to 0.62% for the quarter ended September 30, 2022. The increase in yields for the quarter ended September 30, 2023 was due to the impact of multiple market interest rate increases between periods. The net interest margin decreased for the quarter ended

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2023, as the increase in the average cost of interest-bearing liabilities outweighed the increase in the average yield on interest-earning assets.
The provision for credit losses for the quarter ended September 30, 2023 was $2.4 million, an increase of $863,000, from $1.5 million for the quarter ended September 30, 2022. The increase in provision for credit losses during the quarter was primarily attributable to an increase in the outstanding balance of loans and net charge-offs totaling $1.7 million, partially offset by a decrease in loan loss rates.
Non-interest expense was $42.9 million for the quarter ended September 30, 2023, a decrease of $4.9 million, or 10.3%, from $47.8 million for the quarter ended September 30, 2022. The decrease was primarily attributable to a decrease in compensation and employee benefits expense of $2.8 million, a decrease in merger-related expenses of $1.2 million, and a decrease in other non-interest expense of $1.6 million, partially offset by an increase in federal deposit insurance premiums of $556,000, due to an increase in the assessment rate imposed by the FDIC effective January 1, 2023. The decrease in compensation and employee benefits expense was due to the result of a workforce reduction in June 2023, along with other related employee expense cutting strategies implemented during the current year. The decrease in other non-interest expense was primarily related to a decrease in pension plan related expense during the 2023 period, and $1.7 million in non-recurring litigation settlements included in the 2022 period, compounded with a $1.2 million recovery of provision for credit losses on off-balance sheet exposures.
Income tax expense was $2.7 million for the quarter ended September 30, 2023, a decrease of $4.3 million, as compared to $7.0 million for the quarter ended September 30, 2022, mainly due to a decrease in pre-tax income, and to a lesser extent, the Company's effective tax rate. The Company's effective tax rate was 22.9% and 25.2% for the quarters ended September 30, 2023 and 2022, respectively. The effective tax rate for the 2023 period was primarily impacted by lower net interest income and the loss on the sale of securities.
Comparison of Results of Operations for the Nine Months Ended September 30, 2023 and September 30, 2022

Net income of $29.5 million was recorded for the nine months ended September 30, 2023, a decrease of $34.8 million, or 54.1%, compared to net income of $64.3 million for the nine months ended September 30, 2022. The decrease in net income was primarily attributable to a $37.8 million decrease in net interest income, a $6.7 million decrease in non-interest income, and a $4.1 million increase in non-interest expense, partially offset by a $882,000 decrease in provision for credit losses, and a $13.1 million decrease in income tax expense.
Net interest income was $160.5 million for the nine months ended September 30, 2023, a decrease of $37.8 million, or 19.1%, from $198.4 million for the nine months ended September 30, 2022. The decrease in net interest income was primarily attributable to a $103.5 million increase in interest expense on deposits and borrowings, partially offset by a $65.7 million increase in interest income. The increase in interest income was primarily due to an increase in the average balance of total interest-earning assets coupled with an increase in average yields due to the rise in interest rates in 2022 and 2023. The increase in interest expense on deposits and borrowings was driven by an increase in the average balance of deposits and borrowings coupled with an increase in the cost of deposits and borrowings. The increase in interest expense on interest-bearing liabilities was also impacted by the significant increase in interest rates due to multiple market interest rate increases that occurred over the previous two years, along with an increase in the average balance of borrowings. Prepayment penalties, which are included in interest income on loans, totaled $399,000 for the nine months ended September 30, 2023, compared to $3.4 million for the nine months ended September 30, 2022.
The average yield on loans for the nine months ended September 30, 2023 increased 66 basis points to 4.36%, as compared to 3.70% for the nine months ended September 30, 2022, as interest income was influenced by rising interest rates and loan growth. The average yield on securities for the nine months ended September 30, 2023 increased 22 basis points to 2.42%, as compared to 2.20% for the nine months ended September 30, 2022, as a number of adjustable rate securities tied to various indexes repriced higher during the year and new securities purchased during the 2023 period were at higher rates. The average yield on other interest-earning assets for the nine months ended September 30, 2023 increased 299 basis points to 5.45%, as compared to 2.46% for the nine months ended September 30, 2022, due to the rise in average balances and interest rates, as noted above.
Total interest expense was $126.9 million for the nine months ended September 30, 2023, an increase of $103.5 million, or 443.3%, from $23.4 million for the nine months ended September 30, 2022. The increase in interest expense was primarily attributable to a 276 basis point increase in the average cost of borrowings, and an increase in the average balance of borrowings, coupled with a 142 basis point increase in the average cost of interest-bearing deposits and an increase in the average balance of deposits. Interest expense on borrowings increased $38.1 million, or 542.5%, and interest expense on deposits increased $65.4 million, or 400.6%, due to the rise in interest rates as noted above.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company's net interest margin for the nine months ended September 30, 2023 decreased 73 basis points to 2.27%, when compared to 3.00% for the nine months ended September 30, 2022. The weighted average yield on interest-earning assets increased 71 basis points to 4.06% for the nine months ended September 30, 2023, as compared to 3.35% for the nine months ended September 30, 2022. The average cost of interest-bearing liabilities increased 182 basis points to 2.29% for the nine months ended September 30, 2023, as compared to 0.47% for the nine months ended September 30, 2022. The increase in yields for the nine months ended September 30, 2023 was due to the impact of multiple market interest rate increases between periods. The net interest margin decreased for the nine months ended September 30, 2023, as the average cost of interest-bearing liabilities outweighed the increase in the average yield on interest-earning assets.
The provision for credit losses for the nine months ended September 30, 2023 was $3.6 million, a decrease of $882,000, from $4.5 million for the nine months ended September 30, 2022. The decrease in provision for credit losses during the nine months was primarily attributable to a decrease in loan loss rates, partially offset by an increase in the outstanding balance of loans.
Non-interest income was $16.1 million for the nine months ended September 30, 2023, a decrease of $6.7 million, or 29.5%, from $22.9 million for the nine months ended September 30, 2022. The decrease was primarily attributable to an increase in the loss on securities transactions of $11.1 million, partially offset by an increase in other non-interest income of $3.4 million, which is primarily related to swap income.
Non-interest expense was $134.4 million for the nine months ended September 30, 2023, an increase of $4.1 million, or 3.2%, from $130.3 million for the nine months ended September 30, 2022. The increase was primarily attributable to an increase in compensation and employee benefits expense of $6.0 million, an increase in federal deposit insurance premiums of $1.7 million, due to an increase in the assessment rate imposed by the FDIC effective January 1, 2023, and an increase in data processing and software expenses of $849,000, partially offset by a decrease in merger-related expenses of $2.4 million, and a decrease in other non-interest expense of $3.6 million. The increase in compensation and employee benefits expense for the 2023 period was due to normal annual increases in employee related compensation, increased staff levels due to the May 2022 merger with RSI Bank, and severance expense recorded in June 2023 as a result of a workforce reduction. The decrease in other non-interest expense was primarily related to non-recurring litigation settlements included in the 2022 period and the decrease in expenses related to swap transactions.
Income tax expense was $9.1 million for the nine months ended September 30, 2023, a decrease of $13.1 million, as compared to $22.2 million for the nine months ended September 30, 2022, mainly due to a decrease in pre-tax income, and to a lesser extent, a decrease in the Company's effective tax rate. The Company's effective tax rate was 23.6% and 25.6% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate for the 2023 period was primarily impacted by lower net interest income and the loss on the sale of securities.
Asset Quality
The Company's non-performing loans at September 30, 2023 totaled $15.2 million, or 0.19% of total gross loans, as compared to $6.7 million, or 0.09% of total gross loans, at December 31, 2022. The $8.5 million increase in non-performing loans was primarily attributable to an increase in non-performing commercial business loans of $5.8 million, an increase in non-performing one-to-four family real estate loans of $1.6 million, and an increase in non-performing commercial real estate loans of $1.2 million. The increase in non-performing commercial business loans was due to an increase in the number of loans from three non-performing loans at December 31, 2022 to 10 loans at September 30, 2023, including a $3.7 million loan to a technology company. The increase in non-performing one-to-four family real estate loans was due to an increase in the number of loans from 12 non-performing loans at December 31, 2022 to 18 loans at September 30, 2023. The increase in non-performing commercial real estate loans was due to the addition of two loans from December 31, 2022 to September 30, 2023. Non-performing assets as a percentage of total assets totaled 0.15% and 0.06% at September 30, 2023 and December 31, 2022, respectively.
For the quarter ended September 30, 2023, net charge-offs totaled $1.7 million, as compared to $208,000 in net charge-offs recorded for the quarter ended September 30, 2022. For the nine months ended September 30, 2023, net charge-offs totaled $2.3 million, as compared to $8,000 in net recoveries recorded for the nine months ended September 30, 2022. The 2023 periods included a partial charge-off of $2.0 million on a commercial business loan.
The Company's allowance for credit losses on loans was $54.1 million, or 0.69% of total gross loans, at September 30, 2023, compared to $52.8 million, or 0.69% of total gross loans, at December 31, 2022. The increase in the allowance for credit losses for loans was primarily due to an increase in the outstanding balance of loans, partially offset by a decrease in loan loss rates.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Additional Liquidity, Loan, Deposit and Capital Information

The Company services a diverse retail and commercial deposit base through its 67 branches. With over 214,000 accounts, the average deposit account balance was approximately $36,000 at September 30, 2023.

The Company had uninsured deposits (excluding municipal deposits of $810.8 million, which are collateralized, and $3.6 billion of intercompany deposits) totaling $1.8 billion at September 30, 2023, down from $1.9 billion at June 30, 2023.

The Company had uninsured deposits as summarized below:

	At September 30, 2023	At June 30, 2023
	(Dollars in thousands)

Uninsured deposits	$1,773,116	$1,858,275
Uninsured deposits to total deposits	23.0%	24.1%

Deposit balances are summarized as follows:

	At September 30, 2023		At June 30, 2023
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,439,517	—%	$1,509,852	—%
Interest-bearing demand	2,001,260	1.77	2,064,803	1.51
Money market accounts	1,196,983	3.09	1,085,317	2.80
Savings and club deposits	736,558	0.38	782,996	0.24
Certificates of deposit	2,328,848	3.27	2,271,188	2.91
Total deposits	$7,703,166	1.97%	$7,714,156	1.68%

The Company continues to maintain strong liquidity and capital positions. The Company has not utilized the Federal Reserve’s Bank Term Funding Program and had no outstanding borrowings from the Federal Reserve Discount Window at September 30, 2023. As of October 23, 2023, the Company had immediate access to approximately $2.7 billion of funding, with additional unpledged loan collateral available to pledge in excess of $1.6 billion. Available sources of liquidity include but are not limited to:

•Cash and cash equivalents of $381.5 million;
•Borrowing capacity based on unencumbered collateral pledged at the FHLB totaling $419.1 million;
•Borrowing capacity based on unencumbered collateral pledged at the Federal Reserve Bank totaling $2.0 billion; and
•Available correspondent lines of credit of $354.0 million with various third parties.

At September 30, 2023, the Company's non-performing commercial real estate loans totaled $4.1 million, or 0.05%, of the total loans receivable loan portfolio balance.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents multifamily real estate, owner occupied commercial real estate, and the components of investor owned commercial real estate loans included in the real estate loan portfolio.

	At September 30, 2023
	(Dollars in thousands)
	Balance	% of Gross Loans	Weighted Average Loan to Value Ratio	Weighted Average Debt Service Coverage
Multifamily Real Estate	$1,417,233	18.2%	61.8%	1.45x

Owner Occupied Commercial Real Estate	$498,525	6.4%	51.0%	2.08x

Investor Owned Commercial Real Estate:
Retail / Shopping centers	$497,075	6.4%	52.9%	1.47x
Mixed Use	313,480	4.0	58.6	1.61
Industrial / Warehouse	385,889	4.9	52.2	1.56
Non-Medical Office	224,103	2.9	52.1	1.57
Medical Office	140,099	1.8	59.3	1.65
Single Purpose	77,043	1.0	56.4	2.19
Other	238,274	3.1	50.5	1.64
Total	$1,875,963	24.1%	53.9%	1.59

Total Multifamily and Commercial Real Estate Loans	$3,791,721	48.7%	56.5%	1.60x

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

    The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and projections of future taxable income. These estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets and that it is more likely than not that the benefits from certain state temporary differences will not be realized. At September 30, 2023 and December 31, 2022, the Company's net deferred tax assets totaled $37.3 million and $36.9 million, respectively, which included a valuation allowance totaling $2.0 million at both period end dates. Based upon projections of future taxable income and the ability to carryforward operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

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

    The table below sets forth, as of September 30, 2023, the net portfolio value, the estimated changes in the net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and Freehold Bank and its subsidiaries only and does not include any assets of the Company.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
			(Dollars in thousands)
+400	$154,880	$(42,324)	(21.46)%	$669,508	7.98%	(41.61)%
+300	166,498	(30,706)	(15.57)	790,862	9.15	(31.02)
+200	177,174	(20,030)	(10.16)	911,765	10.25	(20.48)
+100	187,544	(9,660)	(4.90)	1,030,965	11.25	(10.08)
Base	197,204	—	—	1,146,523	12.15	—
-100	207,364	10,160	5.15	1,259,588	12.94	9.86
-200	212,890	15,686	7.95	1,334,324	13.30	16.38
-300	212,482	15,278	7.75	1,368,384	13.64	19.35
-400	202,205	5,001	2.54	1,336,418	13.32	16.56

    As of September 30, 2023, based on the scenarios above, net interest income would decrease by approximately 10.16% if rates were to rise 200 basis points, and would increase by 7.95% if rates were to decrease 200 basis points over a one-year time horizon.

    Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of September 30, 2023, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 20.48%. If rates were to decrease 200 basis points, the model forecasts a 16.38% increase in the NPV.

    Overall, our September 30, 2023 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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
We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth or financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds and dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window or the Bank Term Funding Program and through the FHLB system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our securities

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

portfolio. As of September 30, 2023, the potential liquidity from these sources is an amount we believe currently exceeds any contingent liquidity need.
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
Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.5%, a tier 1 capital to risk-weighted assets ratio of at least 8.5%, a common tier 1 capital to risk-weighted assets ratio of at least 7.0%, and a tier 1 capital to adjusted total assets ratio of at least 4.0%. As of September 30, 2023 and December 31, 2022, each of the Company and Columbia Bank and Freehold Bank exceeded all capital adequacy requirements to which it was subject.

    The following tables presents the Company's, Columbia Bank's and Freehold Bank's actual capital amounts and ratios at September 30, 2023 and December 31, 2022 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At September 30, 2023:
Total capital (to risk-weighted assets)	$1,100,669	13.91%	$633,028	8.00%	$830,849	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,040,960	13.16	474,771	6.00	672,592	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,033,743	13.06	356,078	4.50	553,900	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,040,960	10.25	406,283	4.00	406,283	4.00	N/A	N/A

At December 31, 2022:
Total capital (to risk-weighted assets)	$1,145,331	15.39%	$595,313	8.00%	$781,348	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,085,665	14.59	446,485	6.00	632,520	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,078,448	14.49	334,863	4.50	520,899	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,085,665	10.68	406,643	4.00	406,643	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Columbia Bank	(In thousands, except ratio data)
At September 30, 2023:
Total capital (to risk-weighted assets)	$1,011,926	13.86%	$584,221	8.00%	$766,790	10.50%	$730,276	10.00%
Tier 1 capital (to risk-weighted assets)	953,543	13.06	438,165	6.00	620,734	8.50	584,221	8.00
Common equity tier 1 capital (to risk-weighted assets)	953,543	13.06	328,624	4.50	511,193	7.00	474,679	6.50
Tier 1 capital (to adjusted total assets)	953,543	9.67	394,613	4.00	394,613	4.00	493,267	5.00

At December 31, 2022:
Total capital (to risk-weighted assets)	$1,019,850	14.12%	$577,656	8.00%	$758,173	10.50%	$722,070	10.00%
Tier 1 capital (to risk-weighted assets)	961,613	13.32	433,242	6.00	613,759	8.50	577,656	8.00
Common equity tier 1 capital (to risk-weighted assets)	961,613	13.32	324,931	4.50	505,449	7.00	469,345	6.50
Tier 1 capital (to adjusted total assets)	961,613	9.74	394,968	4.00	394,968	4.00	493,711	5.00

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Freehold Bank	(In thousands, except ratio data)
At September 30, 2023:
Total capital (to risk-weighted assets)	$45,210	22.24%	$16,265	8.00%	$21,347	10.50%	$20,331	10.00%
Tier 1 capital (to risk-weighted assets)	43,850	21.57	12,198	6.00	17,281	8.50	16,265	8.00
Common equity tier 1 capital (to risk-weighted assets)	43,850	21.57	9,149	4.50	14,231	7.00	13,215	6.50
Tier 1 capital (to adjusted total assets)	43,850	15.27	11,484	4.00	11,484	4.00	14,355	5.00

At December 31, 2022:
Total capital (to risk-weighted assets)	$44,725	22.92%	$15,609	8.00%	$20,486	10.50%	$19,511	10.00%
Tier 1 capital (to risk-weighted assets)	43,298	22.19	11,706	6.00	16,584	8.50	15,609	8.00
Common equity tier 1 capital (to risk-weighted assets)	43,298	22.19	8,780	4.50	13,657	7.00	12,682	6.50
Tier 1 capital (to adjusted total assets)	43,298	15.19	11,399	4.00	11,399	4.00	14,249	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2023. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

    During the quarter ended September 30, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

    The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

    For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 1, 2023. As of September 30, 2023, the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    The following table reports information regarding repurchases of the Company's common stock, excluding excise tax during the quarter ended September 30, 2023:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2023	186,489	$17.83	167,640	1,596,360
August 1 - 31, 2023	275,099	17.41	275,099	1,321,261
September 1 - 30, 2023	91,309	15.87	75,800	1,245,461
Total	552,897	$17.29	518,539

(1) On May 25, 2023, the Company announced that its Board of Directors authorized the Company's sixth stock repurchase program to acquire up to 2,000,000 shares, or approximately 1.9% of the Company's then issued and outstanding common stock.

(2) During the three months ended September 30, 2023, 18,849 shares were repurchased for taxes related to the 2019 Equity Incentive Plan and 15,509 shares were repurchased pursuant to forfeitures and not as part of a share repurchase program.

Item 3.     Defaults Upon Senior Securities

    Not Applicable.

Item 4.     Mine Safety Disclosures

    Not Applicable.

Item 5.     Other Information

    During the fiscal quarter ended September 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

101.0
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2023, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

Columbia Financial, Inc.

Date:	November 9, 2023	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2023	/s/Dennis E. Gibney
Dennis E. Gibney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)