Form 10-K
period 2023-12-31
Columbia Financial, Inc.
filed 2024-02-29
CIK 1723596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023 was $429.2 million. The number of shares outstanding of the registrant’s common stock as of February 23, 2024 was 104,921,729 (including 76,016,524 shares held by Columbia Bank, MHC).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
•major catastrophes such as earthquakes, floods or other natural or human disasters and pandemics and infectious disease outbreaks, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies;
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
•cyber attacks, computer viruses and other technological risks that may breach the security of our systems and allow unauthorized access to confidential information;
•the inability of third party service providers to perform;
•the impact of legal, judicial and regulatory proceedings or investigations, and
•changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board, the Public Company Accounting Oversight Board and the Securities and Exchange Commission.
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

PART I
Item I.    Business

General
Columbia Financial, Inc. (“Columbia Financial” or the “Company”) is a Delaware corporation that was organized in March 1997 in connection with the mutual holding company reorganization of Columbia Bank. Columbia Financial is the holding company of Columbia Bank and Freehold Bank, each of which is a federally chartered stock savings bank. Columbia Bank, MHC (the “MHC”) was also organized in March 1997 under the laws of the United States. In connection with the reorganization, Columbia Financial became the wholly-owned subsidiary of Columbia Bank MHC.

Columbia Bank is a federally chartered savings bank founded in 1927. Columbia Bank has elected and has received regulatory approval to operate as a "covered savings association" pursuant to Section 5A of the Home Owners’ Loan Act, as amended, and the regulations of the Office of the Comptroller of the Currency promulgated thereunder. A covered savings association generally has the same rights and privileges as a national bank, and is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that would apply to a national bank. Management believes that the key benefits of Columbia Bank's election to operate as a covered savings association include the elimination of the requirement to meet the qualified thrift lender test and that Columbia Bank is no longer subject to the limits on an aggregate amount of commercial loans that are applicable to savings associations.

Freehold Bank is a federally chartered savings bank founded in 1853. On September 28, 2018, Freehold Bank converted from a federal stock savings bank to a New Jersey chartered stock savings bank and on December 1, 2021, Freehold Bank converted from a New Jersey chartered stock savings bank to a federally chartered stock savings bank in connection with its acquisition by Columbia Financial. Freehold Bank is a community-oriented institution that serves the financial needs of its depositors and the local community through its two offices in Freehold, New Jersey. The Company intends that Freehold Bank will be merged into Columbia Bank at some time in the future.
Through Columbia Bank and Freehold Bank, we serve the financial needs of our depositors and the local community as community-minded, customer service-focused institutions. We offer traditional financial services to businesses and consumers in our market areas. We attract deposits from the general public and use those funds to originate a variety of loans, including multifamily and commercial real estate loans, commercial business loans, one-to-four family real estate loans, construction loans, home equity loans and advances, and other consumer loans. We offer title insurance through our wholly-owned subsidiary, First Jersey Title Services, Inc., In addition, RSI Insurance Agency, Inc., a wholly-owned subsidiary of Columbia Bank, is a full-service insurance agency that offers a broad range of insurance products and investment solutions, including personal and business lines of insurance, to our customers and primarily in New Jersey residents. Wealth management services are offered through a third-party relationship.

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

Acquisition History

Atlantic Stewardship Bank. On November 1, 2019, the Company completed its acquisition of Stewardship Financial Corporation (“Stewardship Financial”) and Atlantic Stewardship Bank, the wholly-owned subsidiary of Stewardship Financial. At the effective time of the merger, Stewardship Financial merged with and into the Company in a series of transactions, with the Company as the surviving entity, and immediately thereafter, Atlantic Stewardship Bank merged with and into Columbia Bank, with Columbia Bank as the surviving institution. In addition, at the effective time of the merger, each outstanding share of Stewardship Financial common stock was converted into the right to receive from the Company a cash payment equal to $15.75. The total consideration paid was $136.3 million.

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

Freehold Bank. On December 1, 2021, the Company completed its acquisition of Freehold Bancorp, MHC, Freehold Bancorp, Inc. and Freehold Bank (collectively, the “Freehold Entities” or "Freehold"). At the effective time of the merger, (i) Freehold Bancorp, MHC was merged with and into the MHC, with the MHC as the surviving entity, and (ii) Freehold Bancorp, Inc. was merged with and into the Company, with the Company as the surviving entity. To facilitate the transaction, Freehold Bank converted from a New Jersey chartered savings bank to a federally chartered savings bank. The Company intends that Freehold Bank will merge with and into Columbia Bank, but no date has been set for the merger. At the effective time of the merger, the Company also issued 2,591,007 additional shares of its common stock to the MHC, representing an amount equal to the fair value of the Freehold Entities, as determined by an independent appraiser.

RSI Bank. On May 1, 2022, the Company completed its acquisition of RSI Bancorp, M.H.C., RSI Bancorp, Inc. and RSI Bank (collectively, the “RSI Entities” or "RSI"). At the effective time of the merger, (i) RSI Bancorp, M.H.C. merged with and into the MHC, with the MHC as the surviving entity, (ii) RSI Bancorp, Inc. merged with and into the Company, with the Company as the surviving entity; and (iii) RSI Bank merged with and into Columbia Bank, with Columbia Bank as the surviving institution. In addition, at the effective time of the merger, depositors of RSI Bank became depositors of Columbia Bank and were afforded the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at RSI Bank. At the effective time of the merger, the Company also issued 6,086,314 shares of its common stock to the MHC, representing an amount equal to the discounted fair value of the RSI Entities as determined by an independent appraiser.

Market Area

We are headquartered in Fair Lawn, New Jersey. As of December 31, 2023, (i) Columbia Bank operated 65 full-service banking offices in twelve of New Jersey’s 21 counties, and (ii) Freehold Bank operated two branch offices in Freehold, New Jersey. In addition, (i) First Jersey Title Services, Inc., a wholly-owned subsidiary of Columbia Bank, operates in one of Columbia Bank’s offices in Fair Lawn, New Jersey and (ii) RSI Insurance Agency, Inc., a wholly-owned subsidiary of Columbia Bank, operates in one of Columbia Bank’s offices in Rahway, New Jersey. We periodically evaluate our network of banking offices to optimize the penetration in our market area. Our business strategy currently includes opening new branches in and around our market area, which may include neighboring states.

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

According to S&P Global projections based on 2020 U.S. Census Data, the population of our twelve county primary market area totaled approximately 6.7 million and the total population for the entire state of New Jersey was 9.3 million. The population in our twelve county market area has increased by 0.01% from 2010 to 2024. According to S&P Global, the weighted average projected median household income for 2024 for the twelve New Jersey counties that we operate in was $105,598. By contrast, the national projected median household income for 2024 is $75,874 and the State of New Jersey projected median income is $96,278. The unemployment rate, not seasonally adjusted, for the State of New Jersey was 6.3% in December 2021, 3.4% in December 2022, and 4.8% in December 2023, compared to the national unemployment rate of 3.9% in December 2021, 3.5% in December 2022, and 3.7% in December 2023.

Competition

We face significant competition in attracting deposits. Many of the nation’s largest financial institutions operate in our market area. Our most direct competition for deposits has historically come from the many banks, thrift institutions and credit unions operating in our market area and from other financial service companies such as brokerage firms and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.

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

We intend to continue to emphasize commercial lending. In the past five years, we have completed our acquisitions of Stewardship Financial, Roselle Bank, Freehold Bank and RSI Bank, and we have continued to invest in our lending staff, technology and processes to position us for continued growth. Specifically, in the past three years, we have hired additional lenders with significant experience in our market area to expand our commercial real estate and commercial business lending efforts. In addition, we will continue to offer competitive pricing for our one-to-four family loan products and continue to invest in lending staff to market these products in New Jersey, New York and Pennsylvania.

Multifamily and Commercial Real Estate Loans. We originate mortgage loans for the acquisition and refinancing of multifamily properties and nonresidential real estate. At December 31, 2023, multifamily and commercial real estate loans totaled $3.8 billion, or 48.5% of our total loan portfolio. Of this amount, $3.1 billion of loans were used for the purchase, financing and/or refinancing of commercial real estate and the financing of income-producing real estate. These loans are generally non-owner-occupied properties in which 50% or more of the primary source of repayment is derived from rental income from unaffiliated third parties. Our multifamily loans include loans primarily to finance apartment buildings located in the State of New Jersey, and to a lesser extent, in New York and Pennsylvania. Our commercial real estate loans include loans secured by non-medical office buildings, retail shopping centers, medical office buildings, industrial, warehouses, hotels, assisted-living facilities and similar commercial properties.

We offer both fixed and adjustable rate multifamily and commercial real estate loans. We originate these loans generally for terms of up to ten years and with payments generally based on an amortization schedule of up to 30 years for multifamily and industrial commercial real estate properties, and up to 25 years for commercial properties. Our adjustable rate loans are typically fixed from three to ten years.

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

As of December 31, 2023, the average outstanding loan balance within our multifamily loan portfolio was $3.2 million, and the average loan balance within our commercial real estate loan portfolio totaled $1.5 million. At December 31, 2023, our largest multifamily loan was a $48.7 million loan made by Columbia Bank and was secured by three garden style apartment buildings located in Delaware County, Pennsylvania. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2023. As of December 31, 2023, our largest commercial real estate loan was a $27.7 million participation loan made to fund a warehouse which consists of 50 condominium units of industrial/flex office space in Montgomery County, Pennsylvania. Columbia Bank is the lead lender and services this loan. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2023.

One-to-Four Family Residential Loans. We offer fixed-rate and adjustable-rate residential mortgage loans. Our fixed-rate mortgage loans have terms of up to 30 years. At December 31, 2023, one-to-four family residential loans totaled $2.8 billion, or 35.6% of our total loan portfolio. We also offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of up to seven years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a spread above the U.S. Treasury security index. Our adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 5% on any such increase or decrease over the life of the loan. To increase the originations of adjustable-rate loans, we have been originating loans that bear a fixed interest rate for a period of up to seven years (but historically as long as ten years) after which they convert to one-year adjustable-rate loans. Our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although we offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity treasury are underwritten using methods approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”). We do not offer loans with negative amortization, and we do not currently offer interest-only residential mortgage loans.

Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. At December 31, 2023, fixed-rate mortgage loans totaled approximately $2.5 billion and adjustable-rate mortgage loans totaled approximately $313.8 million. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

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

As of December 31, 2023, the average outstanding loan balance within our one-to-four family residential real estate loan portfolio was $291,000. As of December 31, 2023, our largest one-to-four family residential real estate loan was a $4.8 million loan made by Columbia Bank and secured by a residential property located in Bergen County, New Jersey. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2023.

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

We also originate commercial business and real estate loans under the Small Business Administration (“SBA”). Loans originated under this program are partially guaranteed by the SBA and are underwritten within the guidelines set forth by the SBA. As of December 31, 2023, the outstanding balance of our SBA loans was $35.3 million, which is included in secured and unsecured commercial business loan amounts. On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law and included the creation of the SBA's Paycheck Protection Program ("PPP"). The CARES Act authorized the SBA to temporarily guarantee loans under a new loan program under which the SBA will guarantee 100% of the PPP loans made to eligible borrowers. As qualified SBA lenders, Columbia Bank and Freehold Bank were authorized to originate these loans. As of December 31, 2023, PPP loans totaling $809,000 are included in commercial business loans.

As of December 31, 2023, the average outstanding loan balance within our commercial business loan portfolio (excluding lines of credit with no outstanding balances and PPP loans) was $521,000. As of December 31, 2023, the average outstanding PPP loan balance was $162,000. At December 31, 2023, our largest commercial business loan was a $14.9 million loan made by Columbia Bank to a real estate development company located in Middlesex County, New Jersey, and was secured by real estate in Florida.

Construction Loans. We originate commercial construction loans primarily to professional builders for the construction and acquisition of personal residences, apartment buildings, retail, industrial, warehouse, office buildings and special purpose facilities. We will originate construction loans on unimproved land in amounts typically up to 65% of the lower of the appraised value or the cost of the land. We also originate loans for site improvements and construction costs in amounts generally up to 75% of as completed and stabilized appraised value. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually six to 36 months. Many of our commercial construction loans are structured to convert to permanent financing upon completion and stabilization. Commercial real estate construction loans are typically based upon the prime rate as published in The Wall Street Journal. At December 31, 2023, we had an outstanding balance of $443.1 million in construction loans for commercial development.

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

As of December 31, 2023, the average outstanding loan balance within our commercial construction loan portfolio was $3.0 million. At December 31, 2023, our largest commercial construction loan exposure had an outstanding balance of $26.2 million and was made by Columbia Bank to finance an independent living facility for senior citizens located in Medford, New Jersey. The loan payments are current and have been made in accordance with the loan terms at December 31, 2023.

We also originate residential construction loans primarily on a construction-to-permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of our residential construction loans are made to individuals building a personal residence. At December 31, 2023, residential construction loans totaled $17.1 million, or 0.2%, of total loans outstanding. Construction lending, by its nature, entails additional risks compared to one-to-four family mortgage lending, attributable primarily to the fact that funds are advanced based upon a security interest in a project which is not yet complete. We address these risks through our established underwriting policies and procedures performed by our experienced staff.

Home Equity Loans and Advances. We offer consumer home equity loans and advances that are secured by one-to-four family residential real estate, where we may be in a first or second lien position. Historically, we offered home equity loans and advances with a lien junior to second position and some of these junior liens still reside in the loan portfolio at December 31, 2023. In addition, in prior years we also offered adjustable-rate home equity loans with fixed terms, although we no longer offer these loans. We generally offer home equity loans and advances with a maximum combined loan-to-value ratio of 80%. At December 31, 2023, home equity loans and advances totaled $266.8 million, or 3.4%, of our total loan portfolio. Home equity loans have fixed rates of interest and are currently offered with terms of up to 20 years. Home equity advances have adjustable rates and are based upon the prime rate as published in The Wall Street Journal. Home equity advances can have repayment schedules of both principal and interest or interest only paid monthly. We held a first mortgage position on approximately 48.2% of the homes that secured our home equity loans and advances at December 31, 2023.

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

Other Consumer Loans. We offer a variety of other consumer loans, including loans for automobiles, personal loans, unsecured lines of credit, and overdraft lines of credit. Our unsecured lines of credit bear a substantially higher interest rate than our secured loans and lines of credit. At December 31, 2023, other consumer loans totaled $2.8 million.

For more information on our loan commitments, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity Management.”

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

Commercial Business Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself and guarantors, if any. Therefore, we usually consider and review a global cash flow analysis of the borrower and guarantors, when applicable. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise, may fluctuate in value and may depend on the borrower’s ability to collect receivables.

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

We purchase and have acquired participation interests in loans to supplement our lending portfolio. Loan participations purchased totaled $91.0 million at December 31, 2023 and were comprised of 52 commercial real estate loans. Loan participations are subject to the same credit analysis and loan approvals as loans which we originate. We review all of the documentation relating to any loan in which we participate. However, for participation loans, we do not service the loan and, thus, are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

Loan Commitments. We issue commitments for fixed and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Delinquent Loans. We identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as a shortfall in collateral value may result in a write-down to management’s estimate of net realizable value. The collateral or cash flow shortfall on all secured loans is charged-off when the loan becomes 90 days delinquent or earlier where management determines that the collection of loan principal is unlikely. In the case of unsecured consumer loans, the entire balance deemed uncollectable is charged-off when the loan becomes 90 days delinquent. For more information on how we address credit risk, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Management.”

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

At December 31, 2023, 79.3% of the available for sale portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and, thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2023, U.S. government and agency obligations comprised the next largest segment of the available for sale portfolio, totaling 13.3% of the portfolio. At December 31, 2023, the remainder of our available for sale securities portfolio consisted of corporate debt securities and municipal obligations which comprised 7.1% and 0.3%, respectively, of the portfolio.

At December 31, 2023, 87.6% of the held to maturity securities portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2023, the remainder of our held to maturity securities portfolio consisted of U.S. government and agency obligations which comprised 12.4% of the portfolio.

At December 31, 2023, we held $4.1 million of securities in our equity portfolio comprised of Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") preferred stock, stock in other financial institutions, and a Community Reinvestment Act qualifying bond fund. In addition, the equity portfolio includes Atlantic Community Bankers Bank ("ACBB") stock, which is based on redemption at par value and can only be sold to the issuing ACBB or another institution that holds ACBB stock. Some of these securities receive dividends and all are carried at fair value.

To mitigate the credit risk related to our securities portfolio, we primarily invest in agency and highly-rated securities. As of December 31, 2023, approximately 94.2% of the total portfolio consisted of direct government obligations or government sponsored enterprise obligations, approximately 5.5% of the remaining portfolio was rated at least investment grade and approximately 0.3% of the remaining portfolio was not rated. Securities not rated consist primarily of private placement municipal notes issued and/or guaranteed by local municipal authorities and equity securities.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan and securities repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan and securities repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit products, including non-interest-bearing demand deposits (such as checking accounts to individuals and commercial checking accounts), interest-bearing demand accounts (such as interest-earning checking account products and most municipal accounts), savings and club deposits, money market accounts and certificates of deposit. In 2023, we began utilizing deposit placement service companies, but have not historically utilized brokered deposits.

Our three primary categories of deposit customers consist of retail or individual customers, businesses and municipalities. Our business banking deposit products include a commercial checking account, a checking account specifically designed for small businesses and a money market product. Additionally, we offer cash management services, including remote deposit, lockbox service, sweep accounts, and escrow services.

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

Borrowings. We have the ability to utilize advances and overnight lines of credit from the FHLB to supplement our liquidity. As member banks, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We can also utilize securities sold under agreements to repurchase to provide funding. We maintain access to the Federal Reserve Bank's Term Funding Program, discount window and federal funds lines with correspondent banks to supplement our supply of investable funds and to meet deposit withdrawal and contingency funding requirements. The Company has not utilized the Federal Reserve’s Bank Term Funding Program and had no outstanding borrowings from the Federal Reserve Discount Window. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, government-sponsored enterprises (“GSE”) including notes and government agency mortgage-backed securities and CMOs. The types of loans pledged for borrowings include, but are not limited to, one-to-four family real estate mortgage loans, home equity loans and multifamily and commercial real estate loans. At December 31, 2023, we had additional borrowing capacity from the FHLB and the Federal Reserve Bank of New York based on our ability to collateralize such borrowings. Members in good standing with the FHLB can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital.

During 2021, the Company entered into a $30.0 million unsecured term note with a third party at a fixed interest rate of 3.35% and a maturity date of December 21, 2024. During the fourth quarter of 2023, this note was paid in full. In conjunction with the term note, the Company also established a $30.0 million unsecured revolving credit facility with a third party at a variable rate indexed to the prime rate as published by The Wall Street Journal. During the fourth quarter of 2023, this credit facility was terminated. The Company drew and repaid $1.5 million on this facility during 2023.

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

Examinations and Assessments. Columbia Bank and Freehold Bank are primarily supervised by the Office of the Comptroller of the Currency. Columbia Bank and Freehold Bank is required to file reports with and is subject to periodic examination by the Office of the Comptroller of the Currency and are also required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations.

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including federal savings banks, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6.0% and 8.0%, respectively. The regulations also establish a minimum required leverage ratio of at least 4.0% of Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 capital plus additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income such as Columbia Bank and Freehold Bank, up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values. Institutions that have not exercised the accumulated other comprehensive income opt-out have accumulated other comprehensive income incorporated into common equity Tier 1 capital (including unrealized gains and losses on available for sale securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

At December 31, 2023, Columbia Bank’s and Freehold Bank’s capital each exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank or national bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2023, both Columbia Bank and Freehold Bank were in compliance with the loans-to-one borrower limitations.

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

At December 31, 2023, each of Columbia Bank and Freehold Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10.0%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

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

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally any company that controls or is under common control with an insured depository institution such as Columbia Bank or Freehold Bank. The Company and the MHC are affiliates of Columbia Bank and Freehold Bank because of their direct and indirect control of Columbia Bank and Freehold Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

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

The FDIC assesses insured depository institutions premiums to maintain the Deposit Insurance Fund. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. Previously, the assessment range (inclusive of possible adjustments) for most banks and savings associations ranged from 1.5 basis points to 30 basis points. The FDIC has the authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by 2 basis points beginning with the first quarterly assessment period of 2023. As a result, effective January 1, 2023, the Bank's assessment rates increased, and for most banks and savings associations the assessment ranges from 2.5 basis points to 42 basis points.

The FDIC has authority to further increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Columbia Bank and Freehold Bank. We cannot predict what assessment rates will be in the future.

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

On November 16, 2023, the FDIC published in the Federal Register its final rule that imposes special assessments to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessments is equal to an insured depository institution’s (“IDI”) estimated uninsured deposits, reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits from the IDI, or for IDIs that are part of a holding company with one or more subsidiary IDIs, at the banking organization level. The final rule calls for the FDIC to collect special assessments at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period to collect the difference between actual or estimated losses and the amounts collected, and impose a final shortfall special assessment on a one-time basis after the receiverships for Silicon Valley Bank and Signature Bank terminate. The final rule set an effective date of April 1, 2024, with special assessments collected beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024, with an invoice payment date of June 28, 2024).

In February 2024, we received notification from the FDIC that the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank is $20.4 billion, an increase of approximately $4.1 billion from the estimate of $16.3 billion described in the final rule. The FDIC plans to provide institutions subject to the special assessment an updated estimate of each institution’s quarterly and total special assessment expense with its first quarter 2024 special assessment invoice, to be released in June 2024. The Company cannot reasonably estimate the additional assessment amount at this time.

Federal Home Loan Bank System. Columbia Bank and Freehold Bank are both members of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As members of the FHLB of New York, Columbia Bank and Freehold Bank are required to purchase and hold shares of capital stock in the FHLB of New York. As of December 31, 2023, both Columbia Bank and Freehold Bank were in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral and limiting total advances to a member.

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

Capital. The Company is subject to consolidated regulatory capital requirements that are similar to those that apply to Columbia Bank and Freehold Bank. The Company was in compliance with these requirements as of December 31, 2023.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of strength to their subsidiary depository institutions.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The regulatory guidance also states that a savings and loan holding company should inform Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. The Federal Reserve requires the Company to file to provide notification to the Federal Reserve prior to implementing any repurchase plan. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Waivers of Dividends by Columbia Bank MHC. The Company may pay dividends on its common stock to public stockholders. If it does, it is also required to pay dividends to the MHC, unless the MHC elects to waive the receipt of dividends. Under the Dodd-Frank Act, the MHC must receive the approval of the Federal Reserve Board before it may waive the receipt of any dividends from the Company. The Federal Reserve Board issued an interim final rule providing that it will not object to dividend waivers under certain circumstances, including circumstances where the waiver is not detrimental to the safe and sound operation of the savings association and a majority of the mutual holding company’s members have approved the waiver of dividends by the mutual holding company within the previous twelve months. In addition, for a “non-grandfathered” mutual holding company such as the MHC, each of our officers and directors, and any tax-qualified stock benefit plan or non-tax-qualified stock benefit plan in which such individual participates that holds any shares of stock to which the waiver would apply, must waive the right to receive any such dividend declared. The Federal Reserve Board’s current position is to not permit a non-grandfathered savings and loan or bank holding company to waive dividends declared by its subsidiary. In addition, any dividends waived by the MHC must be considered in determining an appropriate exchange ratio in the event of a second step conversion of the mutual holding company to stock form.

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

Personnel

As of December 31, 2023, we had 720 full-time employees and 54 part-time employees, none of whom is represented by a collective bargaining unit. We believe that our relationship with our employees is good.

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

At December 31, 2023, we employed 774 full and part time employees throughout the State of New Jersey. During the year ended December 31, 2023, we hired 150 employees. Our voluntary turnover rate was 17.04% and the involuntary turnover rate was 8.19% in 2023. Although there were increased efforts to engage employees and increase compensation in 2023, the voluntary turnover rate reflected the competitive market for employees and especially branch staff.

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

Benefits

In addition to competitive salaries, we offer comprehensive benefit programs which include equity awards, an Employee Stock Ownership Plan (“ESOP”) and a deferred compensation plan (401k) with an employer matching contribution, healthcare and life insurance benefits, health savings accounts, flexible spending accounts, paid time off, family leaves of absence, tuition reimbursement, student loan repayments, good grade awards and an employee assistance program. In 2023, 45 employees received good grade awards totaling approximately $160,000 due to the accomplishments of their children and we assisted 70 employees with approximately $80,000 of repayments to their student loans through our repayment program.

Employee Wellness

The Human Resources Department continues to enhance our wellness programs to establish an environment that promotes a holistic approach to well-being that includes: healthy lifestyles, financial stability, mental well-being, and decreases the risk of disease, and improves the quality of employee life. These programs enhance our employee experience by giving our employees the tools necessary to create a healthier lifestyle through the promotion of healthy diets, workplace activities, exercise programs, opportunity to participate in individualized wellness coaching, and wellness seminars. Active participants in wellness programs enjoy health insurance cost advantages, and in 2023 we paid out over $210,000 in incentives to approximately 60% of the workforce under this program. We have also created wellness and quiet rooms in the Company's corporate headquarters for people to be able to take breaks or attend to personal matters. All of these programs are intended to make us an employer of choice.

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

We offer robust training programs on the topics of customer service, sales, change management, digital banking and various other products and services. This initiative resulted in extensive digital systems training curriculum.

To support our communication and training initiatives, we implemented a learning management system, a new virtual classroom and an eLearning authoring tool that allows all job functional and soft skills training to be offered at a distance. We also provide training on the collaboration tools that are rolled out by our Information Technology Department.

Talent Management

Our Human Resources and Learning and Development Departments have action plans designed specifically to facilitate the screening, acquisition, development, and performance management of a talent pool that aligns with the initiatives of the Company, including promoting quality customer service and enhancing the client experience throughout Columbia Bank. We have funded significant technological investments, including the upgrade of our core banking platform, loan origination systems, document imaging systems, and business intelligence reporting. While these new systems provide enhanced features for customers and automation of routine tasks for staff, they require specialized technical skills to operate and administer. Based on our strategic objectives, acquiring and developing a talent pool of well-educated and technically skilled professionals is essential to support our growth plans over the next decade.

Diversity, Equity and Inclusion

Our Diversity, Equity and Inclusion ("DEI") strategy focuses on increasing representation, education, teamwork and collaboration. We have a DEI task force made up of employees across the Company to support additional events that support the diverse employees and clients we support. We use equity recruiting practices to find top diverse talent and onboard them into the Company. In addition, we include DEI perspectives in our social media, marketing and branding strategy. We believe that as our footprint grows our brand will expand to reflect the diverse range of clients and communities we support. In connection with our Environmental, Social and Governance ("ESG") program, we have an established ESG Committee and a Diversity Officer, both of which are supported by various cross functional members of the Company. To ensure proper tracking and communication of ESG initiatives, a consultant was engaged to quantify the actions the Company takes to serve as a responsible corporate citizen. We also have eight Employee Resource Groups to further promote an inclusive work environment.

At the Company, we believe that diversity is a core tenet of our future success. A diverse Board of Directors and workforce increase our creativity and innovation, promote higher quality decisions, enhance economic growth, and represent the stockholders and customers we serve.

Our organization and our Board of Directors are deeply committed to cultivating an inclusive culture where all backgrounds, experiences and perspectives are welcome; where individuals are comfortable being who they are and are encouraged to celebrate their diversity; and where all have opportunities to realize their full personal and professional potential. As of December 31, 2023, approximately 61% of employees were women. An important component of our comprehensive strategy is to support, promote, and accelerate diversity and inclusion throughout the Company. As of December 31, 2023, approximately 37% of employees were minorities.

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

We continue to provide our employees various outlets to gain emotional assistance through our Employee Assistance Program and webinars provided by our healthcare provider. Throughout the COVID-19 pandemic, we provided employees a safe workplace, both in the branches and back office departments, and implemented technologies for a remote work environment and to accommodate remote workers. We established service level agreements for the work from home environment communicating expectations to employees and receiving employee agreement to the execution of these expectations. These agreements are monitored on a regular basis. The pandemic required us to modify our facilities to provide additional precautions to ensure the safety of our staff and customers, and these regiments continued in 2023. We have recently completed a renovation of our corporate headquarters facility that will allow for the envisioned growth of existing department staff and operations consistent with our strategic growth objectives.

Subsidiaries

Columbia Financials' sole banking subsidiaries are Columbia Bank and Freehold Bank. Columbia Financial also maintains a Delaware trust subsidiary, Stewardship Statutory Trust I, that was formed in connection with the prior issuance of trust preferred securities. Stewardship Statutory Trust I was acquired by the Company as a result of its acquisition of Stewardship in November 2019.

Columbia Bank’s active subsidiaries are as follows:

First Jersey Title Services, Inc., a title insurance agency that we acquired in 2002. At December 31, 2023, total assets were approximately $13.6 million. For the year ended December 31, 2023, First Jersey Title Services, Inc. had a net loss of approximately $332,000.

1901 Commercial Management Co. LLC, which was established in 2009 to hold commercial other real estate owned, and 1901 Residential Management Co. LLC, which was established in 2009 to hold residential other real estate owned. At December 31, 2023, these subsidiaries held approximately $139,000 and $125,000, respectively, in total assets.

2500 Broadway Corp. is a passive investment company that holds an investment in CSB Realty Corp. At December 31, 2023, total assets were approximately $4.4 billion. In February 2024, the Board of Directors approved the dissolution of this entity, pending approval from the State of New Jersey.

CSB Realty Corp., which is a majority owned subsidiary of 2500 Broadway Corp. CSB Realty Corp. is a real estate investment trust which holds commercial real estate, mortgage and home equity loans for investment. At December 31, 2023, total assets were approximately $3.9 billion. In February 2024, the Board of Directors approved the dissolution of this entity, pending approval from the State of New Jersey.

Stewardship Realty LLC, which was formed in 2005 and acquired by the Company as a result of its acquisition of Stewardship Financial in November 2019 is a New Jersey limited liability company. At December 31, 2023, total assets were approximately $2.2 million.

RSI Insurance Agency, Inc., which was formed in 2009 and acquired by the Company as a result of its acquisition of RSI Bank in May 2022, is a full-service insurance agency and whose primary business is to offer a broad range of insurance products and investment solutions, including personal and business lines of insurance, to Columbia Bank customers and primarily New Jersey residents. At December 31, 2023, total assets were approximately $549,000. For the year ended December 31, 2023, RSI Insurance Agency, Inc. had a net loss of approximately $438,000.

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

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for the period indicated below. Ages presented are as of December 31, 2023.

E. Thomas Allen, Jr. was appointed Senior Executive Vice President, Chief Operating Officer of Columbia Bank on December 24, 2014. Mr. Allen began his career with Columbia Bank on October 17, 1994 and held various positions in the finance department. He was promoted to Treasurer in 1996, appointed Vice President, Treasurer in 1998, and named Senior Vice President, Treasurer in 2001. In 2002, Mr. Allen was promoted to Executive Vice President, Chief Financial Officer and served in that capacity until his appointment to Senior Executive Vice President, Chief Operating Officer. Mr. Allen holds a BS/BA in Banking & Finance from the University of Missouri and an MBA in Financial Management from Pace University. Age 66.

Dennis E. Gibney, CFA was appointed Executive Vice President and Chief Financial Officer of Columbia Bank in 2014. Prior to joining Columbia Bank, Mr. Gibney worked for FinPro, Inc. a bank consulting firm, and its wholly-owned investment banking subsidiary, FinPro Capital Advisors, Inc., for 17 years. While at FinPro, Mr. Gibney worked on mergers and acquisitions, mutual-to-stock conversions, corporate valuations, strategic planning and interest rate risk management engagements for community banks. Mr. Gibney graduated Magna Cum Laude from Babson College with a triple major in Finance, Investments and Economics. He is a CFA Charterholder and a member of the New York Society of Security Analysts. Age 50.

W. Justin Jennings was appointed Executive Vice President, Operations Officer of Columbia Bank in January 2022. Prior to joining Columbia Bank, Mr. Jennings served in various positions with JP Morgan Chase & Co. since 2004. Most recently, Mr. Jennings served as Executive Director, Head of Treasury Services – Community Development Banking at JP Morgan Chase & Co. from 2020 to January 2022, served as Executive Director, Client Service Director – Commercial Real Estate at JP Morgan Chase & Co. from 2015 to 2020 and served as Executive Director, Senior Business Manager – Commercial Banking Client Services at JP Morgan Chase & Co. from 2013 to 2015. Mr. Jennings holds a Bachelor’s degree in Sociology from The Ohio State University and received an MBA from the University of Notre Dame’s Mendoza School of Business. Age 42.

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

Oliver E. Lewis, Jr. was appointed Executive Vice President and Head of Commercial Banking of Columbia Bank in January 2021. Mr. Lewis began working for Columbia Bank in May 2019 and served as Senior Vice President, Commercial Banking Market Manager until his appointment as Executive Vice President and Head of Commercial Banking. In this role, Mr. Lewis is responsible for the commercial banking division consisting of Columbia Bank's commercial & industrial, SBA, middle market, commercial real estate and construction lending activities, treasury management sales and the business development department. Prior to joining Columbia Bank, Mr. Lewis served as a Market Executive at JP Morgan Chase and Treasury Services, Regional Sales Executive. Mr. Lewis holds a Bachelor’s degree in Aviation Administration from Embry-Riddle Aeronautical University and received an MBA from Rutgers University. Age 59.

Manesh Prabhu was appointed Executive Vice President, Chief Information Officer of Columbia Bank in October 2022. In this role, Mr. Prabhu is responsible for Columbia Bank’s information systems and digital banking. Mr. Prabhu has over 20 years of experience at leading institutions including People’s United Bank N.A. Most recently, he held the title of Chief Technology Officer where he led the IT strategy and technology transformation for People’s United. Through his nearly 20-year tenure and senior leadership roles at People’s United, Mr. Prabhu led enterprise architecture, data architecture, IT governance, business intelligence, marketing analytics, and data quality with a heavy focus on digital transformation. Mr. Prabhu holds an MBA from Thiagarajar School of Management (TSM) – Madurai Kamaraj University in India and a Bachelor of Technology in Electrical & Electronics Engineering from Rajiv Gandhi Institute of Technology (RIT) - Mahatma Gandhi University in India. Age 49.

Mayra L. Rinaldi was appointed Executive Vice President, Corporate Governance and Culture of Columbia Financial, Inc. and Columbia Bank in December 2022. In this role, Mrs. Rinaldi is responsible for overseeing the Corporate Governance, Executive Administration, Community Development and Corporate Facilities departments of the Company and the Bank. She is also responsible for the Company’s and the Bank’s regulatory and SEC compliance requirements, ESG strategy, which includes monitoring the effectiveness of the Bank’s Diversity, Equity and Inclusion (DEI) initiatives, as well as community support initiatives consisting of Team Columbia, Community Reinvestment Act (CRA) outreach and the Columbia Bank Foundation. Mrs. Rinaldi is also responsible for providing executive oversight and monitoring of the Company’s and the Bank’s culture to ensure that it remains aligned with Columbia’s Creed of Shared Values, which is designed to ensure that all policies, products, and services, and actions throughout the Company and Bank allow team members to always act in the best interests of customers, coworkers, communities and shareholders. Mrs. Rinaldi has over 20 years of experience at the Bank, having joined the Bank in 2000 and serving in various roles since that time. Most recently, Mrs. Rinaldi has served as the Bank’s Senior Vice President, Corporate Governance since 2014. Mrs. Rinaldi holds a Bachelor of Science degree in Finance from Kean University and is a graduate of the Stonier School of Banking. Age 40.

Allyson Schlesinger was appointed Executive Vice President and Head of Consumer Banking of Columbia Bank in September 2018. In this role, Ms. Schlesinger is responsible for the retail banking, retail lending, wealth management and marketing divisions of Columbia Bank. Ms. Schlesinger was previously with Citigroup, Inc. for 25 years, most recently as its Managing Director, U.S. Retail and Division Manager for Citigroup, Inc. in the New York City and New Jersey markets. Ms. Schlesinger holds a Bachelor’s degree from the University of Michigan. Age 52.

Jenifer W. Walden was appointed Executive Vice President, Chief Human Resources Officer of the Company and the Bank effective as of September 2022. Prior to joining the Company and the Bank, Ms. Walden spent more than two decades at Fortune 50 financial services institutions, and more recently, three smaller entities including a mid-cap bank, a technology start-up, and a global manufacturing company. From 2021 until June 2022, Ms. Walden served as the Global Director of Talent Management, Human Resources, at Nice-Pak Products. Prior to that time, Ms. Walden was Senior Vice President, Human Resources, at USEReady from 2020 to 2021 and was Director of Talent, First Senior Vice President at Valley Bank from 2018 to 2020. Ms. Walden also served as Senior HR Business Partner and IT Recruitment Leader (Prudential Insurance & Annuities) for Prudential Financial from 2013 to 2018, and as Director of Human Resources (Prudential Real Estate Investors, PGIM) for Prudential Financial from 2010 to 2013. Prior to that, Ms. Walden served in various positions with Ernst & Young LLP from 1994 to 2010. Ms. Walden is a doctoral candidate in strategic leadership at Liberty University and holds a Master’s degree in Organizational Development & Leadership from St. Joseph’s University and a Bachelor’s degree from St. Lawrence University. Age 56.

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

At December 31, 2023, our multifamily and commercial real estate loan portfolios totaled $3.8 billion, or 48.5% of our total loan portfolio. Our current business strategy is to continue our originations of multifamily and commercial real estate loans. These loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Further, we may increase our loans to individual borrowers, which would result in larger loan balances. To the extent that borrowers have more than one multifamily or commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by multifamily or commercial real estate properties become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for credit losses and adversely affect our earnings and financial condition.

Imposition of limits by the bank regulators on commercial and multifamily real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by approximately 50% during the preceding 36 months. The balance of these real estate loans represented 315.2% of Columbia Bank’s total risk-based capital at December 31, 2023, and our commercial real estate loan portfolio increased by 17.4% during the preceding 36 months.

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

We originate commercial construction loans, including speculative construction loans, primarily to professional builders for the construction and acquisition of personal residences, apartment buildings, retail, industrial/warehouse, office buildings and special purpose facilities. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. At December 31, 2023, $443.1 million, or 5.7%, of our loan portfolio, consisted of construction loans, of which $296.2 million, or 66.9% consisted of speculative construction loans. In addition, we originate residential construction loans primarily on a construction-to-permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, with respect to speculative construction loans, repayment often depends on the successful construction or development and ultimate sale of the property and, possibly, unrelated cash needs of the borrowers. Further, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness.

Our concentration of residential mortgage loans exposes us to increased lending risks.

At December 31, 2023, $2.8 billion or 35.6%, of our loan portfolio was secured by one-to-four family real estate, a significant majority of which is located in the State of New Jersey, and to a lesser extent New York and Pennsylvania, and we intend to continue this type of lending in the foreseeable future. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the local housing market or in the markets in neighboring states in which we originate residential mortgage loans could reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is comprised of loans secured by property located in northern New Jersey and in metropolitan New York and Philadelphia. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values caused by economic conditions, recent changes in tax laws or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Further, deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our allowance for loan losses, which in turn could necessitate an increase in our provision for credit losses and a resulting reduction to our earnings and capital.

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

As of December 31, 2023, the Company had on a consolidated basis, total assets of $10.6 billion. Accordingly, we are subject to certain regulations that apply only to depository institution holding companies or depository institutions with total consolidated assets of $10 billion or more, and the regulatory costs resulting from the Company having total consolidated assets of $10 billion or more may negatively impact the Company’s revenue and earnings.

Debit card interchange fee restrictions set forth in Section 1075 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is known as the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that a debit card issuer may receive per transaction at the sum of $0.21 plus five basis points. A debit card issuer that adopts certain fraud prevention procedures may charge an additional $0.01 per transaction. Debit card issuers with total consolidated assets of less than $10 billion are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1st of the year following the calendar year in which the debit card issuer has total consolidated assets of $10 billion or more at calendar year-end. As a result, we became subject to the interchange restrictions of the Durbin Amendment beginning July 1, 2023.

In addition, an insured depository institution with total assets of $10 billion or more is subject to supervision, examination, and enforcement with respect to consumer protection laws by the Consumer Financial Protection Bureau, or the CFPB. Under its current policies, the CFPB will assert jurisdiction in the first quarter after the call reports of a depository institution show total consolidated assets of $10 billion or more for four consecutive quarters. As a result, if our total consolidated assets continued to exceed $10 billion through the quarter ending September 30, 2024, we will become subject to CFPB supervision, examination and enforcement at the beginning of the quarter ending December 31, 2024.

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

In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receivership. Additionally, in May 2023, First Republic Bank experienced similar circumstances which resulted in the institution being placed in FDIC receivership. In the aftermath of these events, there has been substantial market disruption and concerns that diminished depositor confidence could spread across the banking industry, leading to deposit outflows that could destabilize other institutions. To strengthen public confidence in the banking system, the FDIC took action to protect funds held in uninsured deposit accounts at Silicon Valley Bank and Signature Bank following the placement of those institutions into receivership. However, the FDIC has not committed to protecting uninsured deposits in other institutions that experience outsized withdrawal demands. To further bolster the banking system, the Federal Reserve Board created a new Bank Term Funding Program to provide an additional source of liquidity. At December 31, 2023, we had approximately $3.4 billion in available liquidity, including $423.2 million in cash and cash equivalents, which was sufficient to cover our uninsured deposits. Notwithstanding our significant liquidity, large deposit outflows could adversely affect our financial condition and results of operations and could result in the closure of the Bank. Furthermore, the recent bank failures may result in strengthening of capital and liquidity rules which, if the revised rules apply to us, could adversely affect our financial condition and results of operations.

Municipal deposits are an important source of funds for us and a reduced level of such deposits may hurt our profits.

Municipal deposits are an important source of funds for our lending and investment activities. At December 31, 2023, $861.8 million, or 11.0%, of our total deposits were comprised of municipal deposits, including public funds deposits from local government entities primarily domiciled in the State of New Jersey. Given our use of these high-average balance municipal deposits as a source of funds, our inability to retain such funds could have an adverse effect on our liquidity. In addition, our municipal deposits are primarily demand deposit accounts or short-term deposits and therefore are more sensitive to changes in interest rates. If we are forced to pay higher rates on our municipal deposits to retain those funds, or if we are unable to retain those funds and we are forced to turn to borrowing sources for our lending and investment activities, the interest expense associated with such borrowings may be higher than the rates we are paying on our municipal deposits, which could adversely affect our net income.

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

While we have established policies and procedures to prevent or limit the impact of cyber attacks, there can be no assurance that such events will not occur or will be adequately addressed if they do. In addition, we also outsource certain cybersecurity functions, such as penetration testing to third party service providers, and the failure of these service providers to adequately perform such functions could increase our exposure to security breaches and cybersecurity threats. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other malicious code and cyber attacks that could have an impact on information security. Any such breach or attacks could compromise our networks and the information stored could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our financial condition and results of operations.

We must keep pace with technological change to remain competitive.

Financial products and services have become increasingly technology driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available, as well as related essential personnel. In addition, technology has lowered barriers to entry into the financial services market and made it possible for financial technology companies and other non-bank entities to offer financial products and services traditionally provided by banks. The ability to keep pace with technological change is important, and the failure to do so, due to cost, proficiency or otherwise, could have a material adverse impact on our business and therefore on our financial condition and results of operations.

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

Inflation continued to rise in 2023 and may remain elevated in 2024. Smaller businesses may be impacted more during periods of high inflation, as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of some of our business customers to repay their loans may deteriorate, and a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely impact our results of operations and financial condition.

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

We are subject to extensive government regulation, supervision and examination. Such regulation, supervision and examination govern the activities in which we may engage and are intended primarily for the protection of the federal deposit insurance fund and Columbia Bank’s depositors. Any future legislative or regulatory changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices and potentially expose us to additional costs, liabilities, enforcement action and reputational risk. Federal regulatory agencies also have the ability to take strong supervisory actions against financial institutions that have experienced increased loan production and losses and other underwriting weaknesses or have compliance weaknesses. These actions include entering into formal or informal written agreements and cease and desist orders that place certain limitations on their operations, and/or they can impose fines. If we were to become subject to a regulatory action, such action could negatively impact our ability to execute our business plan, and result in operational restrictions, as well as our ability to grow, pay dividends, repurchase stock or engage in mergers and acquisitions. See “Item 1: Business—Regulation and Supervision-Federal Banking Regulations-Capital Requirements” for a discussion of regulatory capital requirements.

We face significant legal risks, both from regulatory investigations and proceedings, and from private actions brought against us.

As a financial services company, many aspects of our business involve substantial risk of legal liability. From time to time, customers and others make claims and take legal action pertaining to the performance of our responsibilities. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant expenses, attention from management and financial liability. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. There is no assurance that litigation with private parties will not increase in the future. In addition, regulatory actions or investigations may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause reputational harm to us.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stockholders with respect to our ESG practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stockholders related to their ESG practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or shareholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

Item 1B.    Unresolved Staff Comments

    None.

Item 1C.    Cybersecurity

The Company’s information security program is managed through an effective enterprise-wide cybersecurity strategy, policies, standards, architecture, and processes. The Company is committed to compliance with the International Organization for Standardization's recognized cyber incident and cyber risk management frameworks. We are dedicated to cybersecurity and maintaining the trust and confidence of our customers and stockholders.

The Company recognizes the increasing threats posed by cyber incidents and is dedicated to implementing robust cybersecurity practices. We have a comprehensive cybersecurity program designed to protect sensitive information, ensure the integrity of financial transactions, and maintain the confidentiality of our customers' data.

We have established procedures for timely reporting of significant cybersecurity incidents; our commitment involves promptly notifying regulatory authorities, customers, and other stakeholders in the event of any material cyber incidents that may impact our operations or the security of sensitive information. In particular, we have enhanced disclosure controls and procedures to meet the requirement to report material cybersecurity incidents on Form 8-K within four business days after we determine that an incident is material.

Additionally, we maintain a proactive cyber risk management framework to identify, assess, and mitigate potential risks. Our cybersecurity policies and practices are regularly reviewed and updated to address emerging threats. We work closely with industry experts and third-party vendors and leverage advanced technologies to enhance our effort to continually provide adequate cyber defenses.

The Company uses a multiple lines of defense management approach to managing cybersecurity. The Company's cybersecurity operations function is headed by the Vice President Information Security Officer ("ISO") who is responsible for managing information security risks by developing and implementing information security strategies, architecture, and procedures and acts as the first line of defense. The ISO leads a team of security professionals in safeguarding the Company's critical data, systems, and assets against threats, breaches, and attacks. The ISO is responsible for ensuring the confidentiality, integrity, and availability of information assets.

The information security program, policies, and standards are managed by the Vice President of Enterprise Technology Risk Management ("ETRM"), who leads the Company's enterprise-wide technology risk management function. The ETRM function acts as the second line of defense and provides independent risk oversight for the Company's technology operating infrastructure and Operations. The ETRM function manages testing of technology controls, technology risk assessments, risk reporting, information security third-party due diligence, monitoring the implementation of risk mitigation actions, and tracking their effectiveness over time. The Company's internal audit department acts as the third line of defense, providing the independent assurance function.

Concerning governance, oversight, and compliance, the Board of Directors plays an active role in overseeing our     cybersecurity program. Regular briefings on cyber risk management and incident response activities are conducted, ensuring a high level of governance and accountability in addressing cybersecurity concerns. The Bank provides periodic reports to our Technology Committee and our Board of Directors, as well as to our senior management team as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape.

We are firm in our commitment to collaborate with regulatory authorities to enhance industry-wide cybersecurity standards. Given the continuously evolving cyber threat landscape, we are committed to continuous improvement in our cybersecurity practices. Regular assessments, testing, audits, and training are conducted to adapt to emerging threats and enhance our ability to safeguard the interests of our customers.

The Company remains dedicated in its commitment to cybersecurity and compliance cyber risk management and will continue to invest in and prioritize cybersecurity to protect all critical information.

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

Item 4.    Mine Safety Disclosures

    None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing and Holders

The Company’s common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol “CLBK.” As of February 23, 2024 the Company had approximately 3,360 holders of record of common stock.

Dividends

The Company has not declared any dividends to holders of its common stock., and we do not currently anticipate paying dividends on our common stock. Our board of directors has the authority to declare dividends on our shares of common stock, and may determine to pay dividends in the future, subject to statutory and regulatory requirements and other considerations such as the ability of Columbia Bank MHC to receive permission to waive receipt of any dividends we may determine to declare in the future.

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

Stock Performance Graph

The following graph provided by S&P Global Market Intelligence compares the cumulative total return of the Company’s common stock with the cumulative total return of the Nasdaq Composite Index, and S&P Composite 1500 Thrifts & Mortgage Finance Index. The graph assumes $100 was invested on December 31, 2018. Cumulative total return assumes reinvestment of all dividends. The performance graph is being furnished solely to accompany this report pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Total Return Performance
Index Value
250
200
150
100
50
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Columbia Financial, Inc.
NASDAQ Composite Index
S&P Composite 1500 Thrifts & Mortgage Finance Index

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Columbia Financial, Inc.	100.00	110.79	101.77	136.43	141.40	126.10
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
S&P Composite 1500 Thrifts & Mortgage Finance Index	100.00	125.46	113.94	158.62	139.85	140.55
__________________________________
Source: S&P Global Market Intelligence

Equity Compensation Plan Information
    The following table sets forth information about the Company’s common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2023:

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders:
2019 Equity Incentive Plan	3,584,069	$16.20	2,284,621
Equity compensation plans not yet approved by stockholders:
None.	—	—	—
Total	3,584,069	$16.20	2,284,621

Issuer Purchases of Equity Securities

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2023:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2023	127,487	$15.83	124,420	1,121,041
November 1 - 30, 2023	14,000	16.38	14,000	1,107,041
December 1 - 31, 2023	6,826	19.18	200	1,106,841
Total	148,313	$16.04	138,620

(1)    On May 25, 2023, the Company announced that its Board of Directors authorized the Company's sixth stock repurchase program to acquire up to 2,000,000 shares, or approximately 1.9% of the Company's then issued and outstanding common stock.

(2)    During the three months ended December 31, 2023, 1,943 shares were repurchased pursuant to forfeitures and 7,750 shares were repurchased for taxes related to the 2019 Equity Incentive Plan and not as part of a share repurchase program.

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

A secondary source of income is non-interest income, which is revenue we receive from providing products and services. Traditionally, the majority of our non-interest income has come from service charges, loan fees, interchange income, gains on sales of loans and securities, revenue from mortgage servicing, income from bank-owned life insurance and fee income from title insurance, insurance agency and wealth management businesses.

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

Historically, our commercial loan products have consisted primarily of loans secured by multifamily and commercial real estate and construction loans. As part of our growth strategy, we intend to continue our increased focus on commercial business lending, which offers shorter terms and variable rates, helps to manage interest rate risk exposure, and provides us with an opportunity to offer a full range of our products and services, including cash management, and deposit products to commercial customers. In 2023, most of our commercial banking customers had deposit accounts with us.

In 2023, our commercial business loans increased 7.2% from the year ended December 31, 2022 which was primarily due to a stable volume of originations coupled with a decrease in repayment activity on these loans. Historically, we have focused on commercial business lending in New Jersey with only a minimal volume from neighboring states, but anticipate that we will increase the amount of loans originated in Pennsylvania and New York, as we continue to grow our commercial loan business. We anticipate that any such expansion of our commercial lending to market areas outside New Jersey will increase lending and deposit opportunities in those areas and provide geographic diversification within our portfolio.

Continuing to emphasize the origination of one-to- four family residential mortgage loans.

At December 31, 2023, $2.8 billion or 35.6%, of our total loan portfolio consisted of one-to-four family residential mortgage loans. Although we expect to shift the mix of our loans over time, from residential mortgage loans, toward commercial loans, we intend to continue to emphasize the origination of one-to-four family residential mortgage loans in the future. We believe there are opportunities to maintain and increase our residential mortgage lending in our market area, and we have made efforts to take advantage of these opportunities by increasing our origination channels. In recent years, we implemented a new digital mortgage system which greatly expedites the processing of mortgage, home equity and HELOC applications.

We originate one-to-four family residential mortgage loans for our own portfolio but periodically Columbia Bank and Freehold Bank sell loans to third-party investors with servicing retained. We offer fixed-rate and adjustable-rate residential mortgage loans, which totaled $2.5 billion and $314.0 million, respectively, at December 31, 2023. To increase the origination of adjustable-rate loans, we intend to continue originating loans that bear a fixed interest rate for a period of up to seven years after which they convert to one-year adjustable-rate loans.

Increasing fee income through continued growth of fee-based activities.

We intend to focus on growing our existing title insurance business, our existing insurance agency business and expanding the scope of the wealth management services we provide and increasing our revenues from loan servicing activities to increase the amount of fees earned from our fee-based businesses. Presently, the majority of our revenue comes from interest income and less than 7% from other sources, including title insurance fees, loan and deposit fees, bank-owned life insurance, insurance agency income and gains and losses on the sales of securities and loans. We expect to increase fee income from enhancing interchange services, generating additional commercial loan swap fee income and expanding treasury services.

We currently offer title insurance services through our title insurance agency, offer wealth management services through a third-party networking arrangement, and offer life and heath, and property and casualty insurance to our customers through our insurance agency. In order to expand our services and grow our business, we have considered the acquisition of title insurance agencies and wealth management businesses in recent years and expect to actively pursue the acquisition of such fee-based businesses, as well as considering the acquisition of other fee-based businesses such as other insurance agencies and specialty lending companies. We continue to consider acquisition opportunities of fee-based businesses, but we currently have no understandings or agreements with respect to any such acquisitions.

We also intend to grow our servicing revenue by continuing to periodically sell one-to-four family residential mortgage loans that we originate to third-party investors, including other financial institutions, while retaining the servicing of such loans.

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

Our growth strategy also includes the acquisition of other financial institutions within our market area as well as in neighboring states. Since November 2019, we have acquired Atlantic Stewardship Bank, Roselle Bank, Freehold Bank and RSI Bank. We intend to continue to pursue the acquisition of banks and thrifts, including thrifts in the mutual and mutual holding company structure. In the past, we have relied upon organic growth rather than acquisitions to grow our franchise, and there is no guarantee that we will be successful in pursuing our acquisition strategy.

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

We have embraced the latest technological developments in the banking industry, which we believe allows us to better leverage our employees by enabling them focus on developing customer relationships, generate retail deposits in an efficient manner, expand the suite of products that we can offer to customers and allow us to compete more efficiently and effectively as we grow. Our commercial loan underwriting and relationship monitoring system enables us to better support and manage our commercial customer base. In recent years, we have released several digital banking and other Fintech solutions to support our customers, which included a new digital mortgage system which greatly expedited the handling of mortgage, home equity and HELOC applications. We have also introduced a digital small business lending solution, online chat and appointment scheduling and a credit card platform. We expect to continue to enhance our digital technology platforms to provide more appealing products and services to our customers and support our sales, marketing initiatives, and call center. We are continuously upgrading our company-wide technology infrastructure to support both organic and inorganic growth.

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

We intend to manage our capital position through the growth of assets, as well as the utilization of appropriate capital management tools, consistent with applicable regulations and policies, and subject to market conditions. Under Federal Reserve Board regulations, we were prohibited from repurchasing shares of our common stock for one year following our minority public offering that was completed in April 2018. Since June 2019, we have announced six stock repurchase programs under which we have repurchased an aggregated of 25,893,159 shares of common stock as of December 31, 2023.

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

Allowance for Credit Losses. The Company adopted ASU 2016-13 on January 1, 2022 for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for the years ended December 31, 2023 and 2022 are presented under Accounting Standards Codification 326, Financial Instruments - Credit Losses, while prior period amounts continue to be reported with previously applicable GAAP and have not been restated. See note 2 in the notes to our consolidated financial statements for a detailed discussion of our accounting policies and methodologies for establishing the allowance for credit losses.

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
Our ACL totaled $55.1 million and $52.8 million at December 31, 2023 and 2022, respectively. The increase in the reserve was primarily attributable to an increase in the outstanding balance of loans and an increase in qualitative factors, partially offset by a decrease in loan loss rates. The ACL reserve components related to collectively evaluated loans and individually analyzed loan reserves was $54.3 million and $52.4 million, respectively and $787,000 and $422,000, respectively, at December 31, 2023 and 2022, under the CECL methodology.

At December 31, 2023, management performed a hypothetical sensitivity analysis to understand the impact of a change in a key input on our ACL. If the U.S. unemployment rate had been increased from an average range of approximately 4.3% to 6.0% for the forecast period, and U.S. Gross Domestic Product ("GDP") decreased from an average range of approximately 1.4% to 1.0% for the forecast period, our ACL reserves would have been approximately $4.5 million higher. This sensitivity analysis includes the impact of quantitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.

If the four-quarter U.S. unemployment rate forecast had been 9% rather than an average of approximately 4.3%, our ACL would have been approximately $18.4 million higher. This sensitivity analysis includes the impact to the quantitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.

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

Accrued or prepaid taxes represent the net estimated amount due to or to be received from tax jurisdictions either currently or in the future and are reported in other assets or other liabilities in our consolidated financial statements. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of December 31, 2023 and 2022. Therefore, the Company has no unrecognized income tax benefits as of those dates.

As of December 31, 2023 and 2022, we had a net deferred tax assets totaling $25.5 million and $36.9 million, respectively. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets and that it is more likely than not that the benefits from certain state temporary differences will not be realized. In recognition of this risk, we have provided a valuation allowance of $26,000 and $2.0 million, respectively, as of December 31, 2023 and 2022, on the deferred tax assets related to state net operating losses.

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

Pending Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280.4 The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements, but as it is only disclosure related, does not expect it to have an impact on its consolidated financial statements.

In December 2023, the FASB has issued ASU 2023-09, Improvements to Income Tax Disclosures. Under the ASU, public business entities ("PBEs") must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). The Board is releasing the ASU in response to stakeholder feedback indicating that the existing income tax disclosures should be enhanced to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The ASU’s amendments are effective for PBEs for annual periods beginning after December 15, 2024. For entities other than PBEs, the amendments are effective for annual periods beginning after December 15, 2025. Entities are permitted to early adopt the standard for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements, but as it is only disclosure related, does not expect it to have an impact on its consolidated financial statements.

Comparison of Financial Condition at December 31, 2023 and 2022

General

Total assets increased $237.4 million, or 2.3%, to $10.6 billion at December 31, 2023 from $10.4 billion at December 31, 2022. The increase in total assets was primarily attributable to increases in cash and cash equivalents of $244.0 million, loans receivable, net of $194.7 million, Federal Home Loan Bank stock of $22.9 million and other assets of $23.7 million, partially offset by decreases in debt securities available for sale of $235.1 million and debt securities held to maturity of $20.4 million. The increase in cash and cash equivalents was primarily attributable to $277.0 million in proceeds from the sale of debt securities available for sale, and an increase in borrowings of $401.6 million, or 35.6%, partially offset by purchases of debt securities available for sale of $124.6 million, a decrease in total deposits of $154.6 million and $80.5 million in repurchases of common stock under our stock repurchase program. The increase in loan receivable, net, was primarily attributable to increases in multifamily real estate loans, construction loans, and commercial business loans of $170.0 million, $106.5 million, and $35.6 million, respectively, partially offset by decreases in one-to-four family real estate loans, commercial real estate loans and home equity loans and advances of $67.4 million, $36.3 million and $7.7 million, respectively. The allowance for credit losses for loans increased $2.3 million to $55.1 million at December 31, 2023 from $52.8 million at December 31, 2022. During the year ended December 31, 2023, the increase in the allowance for credit losses for loans was primarily due to an increase in the outstanding balance of loans and an increase in qualitative factors, partially offset by a decrease in loan loss rates. The increase in Federal Home Loan Bank Stock was due to the purchase of stock required upon acquiring new FHLB borrowings. The increase in other assets was primarily attributable to a $15.1 million increase in the Company's pension plan balance, as the return on plan assets outpaced the growth in the plan’s obligations, and a $10.0 million increase in a low income housing tax credit asset. The decrease in debt securities available for sale was primarily attributable to sales of securities of $277.0 million which resulted in a realized loss of $10.8 million, and repayments on securities of $100.9 million, which was partially offset by purchases of U.S. government obligations of $124.6 million and a decrease in the gross unrealized loss on securities of $30.3 million. The Bank sold U.S. government obligations at a weighted average rate of 2.36%, and mortgage-backed securities at a weighted average rate of 3.12% during the year ended December 31, 2023. The decrease in debt securities held to maturity was due to repayments.

Total liabilities increased $250.7 million, or 2.7%, to $9.6 billion at December 31, 2023 from $9.4 billion at December 31, 2022. The increase was primarily attributable to increases in borrowings of $401.6 million, or 35.6%, partially offset by a decrease in total deposits of $154.6 million, or 1.9%. The $401.6 million increase in borrowings was primarily driven by a net increase in long-term borrowings of $494.5 million, partially offset by a decrease in short-term borrowings of $93.2 million. The decrease in total deposits consisted of decreases in non-interest-bearing demand deposits of $368.8 million, interest-bearing demand deposits of $626.4 million, and savings and club deposits of $213.4 million, partially offset by increases in money market accounts of $537.0 million, and certificates of deposit accounts of $517.0 million.

Total stockholders’ equity decreased $13.3 million, or 1.3%, to $1.0 billion at December 31, 2023 from $1.1 billion at December 31, 2022. The decrease in equity was primarily attributable to the repurchase of 4,242,693 shares of common stock at a cost of approximately $80.5 million under our stock repurchase program, partially offset by net income of $36.1 million, and a $21.8 million decrease in unrealized losses on debt securities available for sale, net of taxes, included in other comprehensive income.

Securities

Debt securities available for sale and held to maturity decreased $255.4 million, or 14.6%, to $1.5 billion at December 31, 2023 from $1.8 billion at December 31, 2022. The decrease in securities during 2023 was primarily attributable to sales of securities of $277.0 million which resulted in a realized loss of $10.8 million, and repayments on securities of $116.8 million, which was partially offset by purchases of U.S. government obligations of $124.6 million and a decrease in unrealized losses on securities of $30.3 million. We continue to focus on maintaining a high quality securities portfolio that provides consistent cash flows in changing interest rate environments. At December 31, 2023, our total securities portfolio, which includes equity securities, was 14.1% of total assets, as compared to 16.8% at December 31, 2022.

At December 31, 2023, 79.3% of the debt securities available for sale portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2023, U.S. government and agency obligations comprised the next largest segment of the available for sale portfolio, totaling 13.3%. At

December 31, 2023, the remainder of our available for sale securities portfolio consisted of corporate debt securities and municipal obligations which comprised 7.1% and 0.3%, respectively.

At December 31, 2023, 87.6% of the debt securities held to maturity portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2023, the remaining 12.4% of our held to maturity securities portfolio consisted of U.S. government and agency obligations.

To mitigate the credit risk related to our securities portfolio, we primarily invest in agency and highly-rated securities. As of December 31, 2023, approximately 94.2% of the total portfolio consisted of direct government obligations or government sponsored enterprise obligations, approximately 5.5% of the remaining portfolio was rated at least investment grade and approximately 0.3% of the remaining portfolio was not rated. Securities not rated consist primarily of private placement municipal notes issued and/or guaranteed by local municipal authorities and equity securities.

The following table sets forth the amortized cost and fair value of securities at December 31, 2023, 2022 and 2021:

	At December 31,
	2023		2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$146,387	$145,501	$67,771	$63,566	$34,711	$34,879
Mortgage-backed securities and collateralized mortgage obligations	1,009,508	867,585	1,351,929	1,181,727	1,553,491	1,554,359
Municipal obligations	2,770	2,702	3,697	3,575	4,159	4,179
Corporate debt securities	92,565	77,769	92,544	79,766	109,018	110,430
Total securities available for sale	$1,251,230	$1,093,557	$1,515,941	$1,328,634	$1,701,379	$1,703,847
Debt securities held to maturity:
U.S. government and agency obligations	$49,871	$43,969	$49,871	$42,567	$44,870	$44,111
Mortgage-backed securities and collateralized mortgage obligations	351,283	313,208	371,652	327,824	384,864	390,678
Total debt securities held to maturity	$401,154	$357,177	$421,523	$370,391	$429,734	$434,789
Equity securities	$3,943	$4,079	$3,943	$3,384	$2,870	$2,710
Total securities	$1,656,327	$1,454,813	$1,941,407	$1,702,409	$2,133,983	$2,141,346
    At December 31, 2023 and 2022, securities with carrying values of $1.3 billion and $1.7 billion, respectively, were in net unrealized loss positions that totaled $202.6 million and $238.6 million, respectively. The decrease in unrealized losses on securities in 2023 was primarily due to the sales of $277.0 million in predominantly fixed rate lower yielding securities and the purchase of higher yielding securities in 2023.

For available for sale securities, the Company assesses whether a loss is from credit or other factors and considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost, a credit loss would be recorded through an allowance for credit losses, limited by the amount that the fair value is less than the amortized cost basis. We believe that unrealized and unrecognized losses on securities at December 31, 2023 are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at December 31, 2023.

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

At December 31, 2023 and 2022, we had no securities in a single company or entity (other than United States Government and United States GSE securities) that had an aggregate book value in excess of 5% of our equity.

The following tables set forth the stated maturities and weighted average yields of securities at December 31, 2023. Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. Weighted average yields for tax-exempt securities totaling $2.8 million with a weighted average rate of 1.21%, are presented on a tax equivalent basis using a federal marginal tax rate of 21%.

Equity securities are not included in the table based on lack of a maturity date. The tables present contractual final maturities for mortgage-backed securities and does not reflect repricing or the effect of prepayments.

	At December 31, 2023
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Debt securities available for sale:
U.S. government and agency obligations	$49,552	3.72%	$85,056	4.19%	$10,893	3.57%	$—	—%	$145,501	3.98%
Mortgage-backed securities and collateralized mortgage obligations	244	0.45	28,010	5.42	205,257	3.25	634,074	3.57	867,585	3.55
Municipal obligations	1,372	1.43	898	0.78	432	3.30	—	—	2,702	1.51
Corporate debt securities	—	—	33,602	4.37	44,167	3.22	—	—	77,769	3.66
Total	$51,168	3.64%	$147,566	4.46%	$260,749	3.26%	$634,074	3.57%	$1,093,557	3.61%

			At December 31, 2023
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
			(Dollars in thousands)
Debt securities held to maturity:
U.S. government and agency obligations	$—	—%	$29,875	1.82%	$9,996	0.76%	$10,000	2.30%	$49,871	1.70%
Mortgage-backed securities and collateralized mortgage obligations	36,157	2.86	67,610	3.55	135,050	3.40	112,466	7.03	351,283	4.54
Total	$36,157	2.86%	$97,485	3.02%	$145,046	3.22%	$122,466	6.64%	$401,154	4.18%

Loans Receivable

Total gross loans increased $200.1 million, or 2.6%, to $7.8 billion at December 31, 2023 from $7.6 billion at December 31, 2022. One-to-four family real estate loans decreased $67.4 million, or 2.4%, to $2.8 billion at December 31, 2023 from $2.9 billion at December 31, 2022. Multifamily loans increased $170.0 million, or 13.7%, to $1.4 billion at December 31, 2023 from $1.2 billion at December 31, 2022. Commercial real estate loans decreased $36.3 million, or 1.5%, to $2.38 billion at December 31, 2023 from $2.41 billion at December 31, 2022. Construction loans increased $106.5 million, or 31.7%, to $443.1 million at December 31, 2023 from $336.6 million at December 31, 2022. Commercial business loans increased $35.6 million, or 7.2%, to $533.0 million at December 31, 2023 from $497.5 million at December 31, 2022. Home Equity loans and advances decreased $7.7 million, or 2.8%, to $266.6 million at December 31, 2023 from $274.3 million at December 31, 2022. We had a slowdown in originations and prepayments in several categories of loans in 2023. Our consumer loan products have had weak demand over the last few years and will continue to be negatively impacted by the rise in interest rates.

The following tables present the loan portfolio for the periods indicated:

	At December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$2,792,833	35.7%	$2,860,184	37.5%
Multifamily	1,409,187	18.0	1,239,207	16.2
Commercial real estate	2,377,077	30.4	2,413,394	31.7
Construction	443,094	5.7	336,553	4.4
Total real estate loans	7,022,191	89.7	6,849,338	89.8
Commercial business loans	533,041	6.8	497,469	6.5
Consumer loans:
Home equity loans and advances	266,632	3.4	274,302	3.6
Other consumer loans	2,801	—	3,425	—
Total consumer loans	269,433	3.4	277,727	3.6
Total gross loans	7,824,665	100.0%	7,624,534	100.0%
Purchased credit-deteriorated loans ("PCD")	15,089		17,059
Net deferred loan costs, fees and purchased premiums and discounts	34,783		35,971
Allowance for credit losses	(55,096)		(52,803)
Loans receivable, net	$7,819,441		$7,624,761

Loan Maturity

The following table sets forth certain information at December 31, 2023 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments that significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. The table reflects final maturities for construction loans that convert to permanent loans and includes PCD loans. Demand loans having no stated schedule of repayments or maturity are reported as due in one year or less.

	December 31, 2023
	Real Estate
	One-to-four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Amounts due in:
One year or less	$543	$93,242	$148,608	$204,675	$246,755	$606	$2,455	$696,884
More than one year to five years	55,009	478,316	679,241	200,021	158,061	19,157	337	1,590,142
More than five years to fifteen years	498,238	747,208	1,295,779	21,271	120,866	116,112	9	2,799,483
More than fifteen years	2,240,936	90,421	266,138	17,127	7,728	130,895	—	2,753,245
Total	$2,794,726	$1,409,187	$2,389,766	$443,094	$533,410	$266,770	$2,801	$7,839,754

The following table sets forth all loans at December 31, 2023 that are due after December 31, 2024 and have either fixed interest rates or floating or adjustable interest rates:

	Due After December 31, 2024
	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One-to-four family	$2,480,455	$313,728	$2,794,183
Multifamily	559,324	756,621	1,315,945
Commercial real estate	894,596	1,346,562	2,241,158
Construction	62,743	175,676	238,419
Commercial business loans	161,455	125,200	286,655
Consumer loans:
Home equity loans and advances	163,637	102,527	266,164
Other consumer loans	346	—	346
Total loans	$4,322,556	$2,820,314	$7,142,870

Loan Originations and Sales
    The following table shows loans originated, purchased, sold and other reductions in loans during the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Total loans at beginning of period	$7,677,564	$6,360,601	$6,181,770
Originations:
Real estate loans:
One-to-four family	215,266	869,716	865,837
Multifamily	124,660	265,629	271,298
Commercial real estate	146,303	399,562	225,189
Construction	335,749	444,027	233,561
Total real estate loans	821,978	1,978,934	1,595,885
Commercial business loans	209,003	201,876	375,822
Consumer loans:
Home equity loans and advances	80,396	112,008	64,903
Other consumer loans	182	320	145
Total consumer loans	80,578	112,328	65,048

Total loans originated	1,111,559	2,293,138	2,036,755

Purchases	14,729	8,315	85,382
Loans acquired	—	335,501	158,912
Less:
Principal payments, repayments, and other items, net	(686,988)	(1,300,891)	(1,411,214)
Loan sales	(121,372)	(9,639)	(302,039)
Securitization of loans	—	—	(99,603)
Transfer of loans receivable to loans held-for-sale	(120,955)	(9,461)	(289,362)
Total loans receivable at end of period	$7,874,537	$7,677,564	$6,360,601

Deposits

Our primary source of funds is our deposits, which are comprised of non-interest-bearing and interest-bearing transaction accounts, money market deposit accounts, savings and club deposits and certificates of deposit.

Deposits decreased $154.6 million, or 1.9%, to $7.8 billion at December 31, 2023 from $8.0 billion at December 31, 2022. The decrease in balances of non-interest-bearing demand, interest-bearing demand, and savings and club deposits was heavily attributed to a shift in balances to money market and certificates of deposit. The Bank has priced select money market and certificates of deposit accounts very competitively to the market, but there continues to be strong competition for funds from other banks and non-bank investment products. Municipal deposits totaled $861.8 million at December 31, 2023 compared to $850.1 million at December 31, 2022. We continue our efforts to emphasize deposit taking though various channels.

During 2023, non-interest-bearing demand accounts decreased $368.8 million, or 20.4%, interest-bearing demand accounts decreased $626.4 million, or 24.2%, and savings and club deposits decreased $213.4 million, or 23.4%. Money market accounts increased $537.0 million, or 74.7%, and certificates of deposits increased $517.0 million, or 26.2%. We have focused on obtaining deposit products by offering attractive pricing and promotions and by deepening our existing customer relationships.

The following table sets forth the deposit balances as of the periods indicated:

	At December 31,
	2023		2022		2021
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)

Non-interest-bearing demand	$1,437,361	18.3%	$1,806,152	22.6%	$1,712,061	22.6%
Interest-bearing demand	1,966,463	25.1	2,592,884	32.4	2,599,987	34.3
Money market accounts	1,255,528	16.0	718,524	9.0	657,156	8.7
Savings and club deposits	700,348	8.9	913,738	11.4	822,933	10.9
Certificates of deposit	2,486,856	31.7	1,969,861	24.6	1,778,179	23.5
Total deposits	$7,846,556	100.0%	$8,001,159	100.0%	$7,570,316	100.0%

We are required to pledge securities or other financial instruments to secure municipal deposits. At December 31, 2023 and 2022, we had pledged securities totaling $240.8 million and $781.7 million, respectively, and FHLB irrevocable standby letters of credits totaling $575.6 million and $600,000 respectively, collateralizing public funds on deposit.

The following table sets forth the deposit activity for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)

Beginning balance	$8,001,159	$7,570,216	$6,778,624
Increase before interest credited	(279,765)	403,065	762,483
Interest credited	125,162	27,878	29,109
Net (decrease) increase in deposits	(154,603)	430,943	791,592
Ending balance	$7,846,556	$8,001,159	$7,570,216

At December 31, 2023, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $6.1 billion. This amount included municipal deposits of $825.9 million, which are collateralized, and intercompany deposits of $3.5 billion. Excluding these amounts, uninsured deposits totaled $1.8 billion.

The maturities of uninsured amounts included in time deposits are as follows:

Balance
(In thousands)
Maturity Period:
Three months or less	$122,054
Over three through six months	105,460
Over six through twelve months	284,085
Over twelve months	54,226
Total	$565,825

The following table sets forth all of our certificates of deposit classified by interest rate as of the dates indicated:

	At December 31,
	2023	2022	2021
	(In thousands)

Less than 0.50%	$81,654	$594,280	$1,014,820
0.50% to 0.99%	135,402	402,691	466,787
1.00% to 1.49%	74,502	129,892	53,799
1.50% to 1.99%	71,178	136,444	69,706
2.00% to 2.49%	69,973	205,575	40,719
2.50% to 2.99%	143,095	113,226	124,223
3.00% to 3.49%	62,272	224,223	8,125
3.50% to 3.99%	318,582	108,342	—
4.00% to 4.49%	431,891	25,188	—
4.50% to 4.99%	572,736	30,000	—
5.00% and greater	525,571	—	—
Total	$2,486,856	$1,969,861	$1,778,179

The following table sets forth the amount and maturities of our certificates of deposit by interest rate at December 31, 2023:

	Period to Maturity
	One Year or Less	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Percentage of Certificate Accounts
	(Dollars in thousands)

Less than 0.50%	$64,050	$12,416	$5,173	$15	$—	$81,654	3.3%
0.50% to 0.99%	86,971	19,688	22,104	3,874	2,765	135,402	5.4
1.00% to 1.49%	41,469	23,727	1,504	4,630	3,172	74,502	3.0
1.50% to 1.99%	51,893	11,565	3,650	3,256	814	71,178	2.9
2.00% to 2.49%	65,322	1,821	1,775	50	1,005	69,973	2.8
2.50% to 2.99%	112,582	24,510	4,127	438	1,438	143,095	5.8
3.00% to 3.49%	39,133	10,005	4,705	1,164	7,265	62,272	2.5
3.50% to 3.99%	308,236	2,928	7,418	—	—	318,582	12.8
4.00% to 4.49%	414,736	15,982	1,173	—	—	431,891	17.4
4.50% to 4.99%	396,420	175,194	1,122	—	—	572,736	23.0
5.00% and greater	497,051	23,435	5,085	—	—	525,571	21.1
Total	$2,077,863	$321,271	$57,836	$13,427	$16,459	$2,486,856	100.0%

The following tables set forth the average balances and weighted average rates of our deposit products at the dates indicated:

	For the Years Ended December 31,
	2023			2022
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,539,354	20.00%	—%	$1,742,607	22.11%	—%
Interest-bearing demand	2,183,333	28.37	1.73	2,685,675	34.07	0.42
Money market accounts	951,174	12.36	2.55	695,849	8.83	0.37
Savings and club deposits	793,303	10.31	0.28	922,916	11.71	0.05
Certificates of deposit	2,229,042	28.96	2.73	1,834,876	23.28	0.74
Total	$7,696,206	100.00%	1.63%	$7,881,923	100.00%	0.35%

	For the Year Ended December 31,
	2021
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,522,322	21.32%	—%
Interest-bearing demand	2,395,493	33.56	0.34
Money market accounts	632,011	8.85	0.30
Savings and club deposits	752,983	10.55	0.10
Certificates of deposit	1,835,866	25.72	1.00
Total	$7,138,675	100.00%	0.41%

Borrowings

We have the ability to utilize advances and overnight lines of credit from the FHLB to supplement our liquidity. As member banks, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We can also utilize securities sold under agreements to repurchase to provide funding. We maintain access to the Federal Reserve Bank’s Term Funding Program, discount window and federal funds lines with correspondent banks for additional contingency funding. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, government-sponsored enterprises ("GSE") including notes and government agency mortgage-backed securities and CMOs. The types of loans pledged for borrowings include, but are not limited to, one-to-four family real estate loans home equity loans and multifamily and commercial real estate loans.

The following table sets forth the outstanding borrowings and weighted averages at the dates or for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Maximum amount outstanding at any month-end during the year:
Lines of credit	$168,800	$174,000	$36,000
FHLB advances	1,659,706	1,090,159	729,261
Notes payable	29,934	36,368	29,841
Junior subordinated debentures	6,962	6,994	7,198

Average outstanding balance during the year:
Lines of credit	$18,036	$75,197	$2,276
FHLB advances	1,297,365	471,961	722,514
Notes payable	22,780	30,084	740
Junior subordinated debentures	7,054	6,984	7,448
Other borrowings	—	55	—

Weighted average interest rate during the year:
Lines of credit	9.26%	2.58%	0.35%
FHLB advances	4.68	2.44	1.06
Notes payable	4.03	3.97	3.38
Junior subordinated debentures	8.85	5.30	3.29
Other borrowings	—	3.64	—

Balance outstanding at end of the year:
Lines of credit	$—	$—	$—
FHLB advances	1,521,733	1,090,159	340,495
Notes payable	—	29,894	29,841
Junior subordinated debentures	6,962	6,994	6,973

Weighted average interest rate at end of year:
Lines of credit	—%	—%	—%
FHLB advances	4.92%	4.37%	1.17%
Notes payable	—	3.35	3.35
Junior subordinated debentures	8.59	7.69	3.07

Comparison of Financial Condition at December 31, 2022 and 2021

For a comparison of the Company’s financial condition at December 31, 2022 and 2021, please see the section captioned “Comparison of Financial Condition at December 31, 2022 and 2021” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations for the Year Ended December 31, 2023

    Financial Highlights

Net income was $36.1 million for the year ended December 31, 2023 as compared to $86.2 million for the year ended December 31, 2022, a decrease of $50.1 million, or 58.1%. The decrease was attributable to a decrease in net interest income of $60.9 million, or 22.8%, a decrease in non-interest income of $3.0 million, or 9.9%, and an increase in non-interest expense of $7.6 million, or 4.3%, partially offset by a decrease in provision for credit losses of $698,000 or 12.7%, and a decrease in income tax expense of $20.7 million, or 67.5%. In 2023, the decrease in net interest income was primarily attributable to a $146.2 million increase in interest expense on deposits and borrowings, partially offset by a $85.3 million increase in interest income. The increase in interest income was primarily due to an increase in the average balance of total interest-earning assets coupled with an increase in average yields due to market interest rate increases in 2022 and 2023. The increase in interest expense on deposits and borrowings was driven by these same rate increases coupled with intense competition for deposits in the market and the repricing of existing deposits into higher cost products. The increase in interest expense on borrowings was also impacted by the significant increase in interest rates for new borrowings since interest rates began rising in March 2022, along with an increase in the average balance of borrowings.

The provision for credit losses of $4.8 million recorded for the year ended December 31, 2023 as compared to $5.5 million recorded for the year ended December 31, 2022, was primarily attributable to a decrease in loan loss rates, partially offset by an increase in the outstanding balance of loans.

The decrease in non-interest income was primarily attributable to an increase in the loss on securities transactions of $11.1 million, partially offset by an increase in bank-owned life insurance income of $2.7 million due to death benefit claims, an increase in the change in fair value of equity securities of $1.1 million, an increase in the gain on sale of loans of $1.0 million and an increase in other non-interest income of $3.8 million, primarily related to swap income.

The increase in non-interest expense was primarily attributable to an increase in compensation and employee benefits expense of $3.9 million, an increase in federal deposit insurance premiums of $6.0 million, and a loss on extinguishment of debt of $300,000, resulting from the prepayment of a term note. These increases were partially offset by a decrease in merger-related expenses of $2.2 million and a decrease in other non-interest expense of $4.1 million. The increase in compensation and employee benefits expense for the 2023 period was due to normal annual increases in employee related compensation, increased staff levels due to the May 2022 merger with RSI Bank, and severance expense recorded in June 2023 as a result of a workforce reduction. The federal deposit insurance premium expense increased due to the one-time Federal Deposit Insurance Corporation special assessment recorded in December 2023, and an increase in the assessment rate imposed by the FDIC effective January 1, 2023. The decrease in other non-interest expense was primarily related to non-recurring litigation settlements included in the 2022 period and the decrease in expenses related to swap transactions.

Income tax expense was $10.0 million for the year ended December 31, 2023, a decrease of $20.7 million, or 67.5%, as compared to $30.7 million for the year ended December 31, 2022, was mainly due to a decrease in pre-tax income, and to a lesser extent, a decrease in the Company's effective tax rate. The Company's effective tax rate was 21.6% and 26.3% for the years ended December 31, 2023 and 2022, respectively. The effective tax rate for the 2023 period was primarily impacted by lower net interest income and the loss on the sale of securities, and higher tax-exempt income.

Summary Income Statements

    The following table sets forth the income summary for the periods indicated:

	Years Ended December 31,
			Change 2023/2022
	2023	2022	$	%
	(Dollars in thousands)
Net interest income	$205,876	$266,777	$(60,901)	(22.8)%
Provision for credit losses	4,787	5,485	(698)	(12.7)
Non-interest income	27,379	30,400	(3,021)	(9.9)
Non-interest expense	182,417	174,816	7,601	4.3
Income tax expense	9,965	30,703	(20,738)	(67.5)
Net income	$36,086	$86,173	$(50,087)	(58.1)%

Return on average assets	0.35%	0.88%
Return on average equity	3.29%	8.09%

Net Interest Income

    For the year ended December 31, 2023, net interest income decreased $60.9 million, or 22.8%, to $205.9 million from $266.8 million for the year ended December 31, 2022. For the year ended December 31, 2023, total interest income increased $85.3 million, or 27.5%, to $395.0 million, from $309.7 million for the year ended December 31, 2022. The increase in total interest income was primarily attributable to an increase in the average balances of loans and other interest-earning assets, coupled with increases in yields on all interest-earning assets, due to rising rates, partially offset by a decrease in the average balance of securities The yield on the loan portfolio for the year ended December 31, 2023 increased 64 basis points compared to the year ended December 31, 2022, while the yield on the securities portfolio for the year ended December 31, 2023 increased 20 basis points compared to the year ended December 31, 2022. The average yield on other interest-earning assets for the year ended December 31, 2023 increased 267 basis points compared to the year ended December 31, 2022. Increases in average yields on these portfolios for the year ended December 31, 2023 were influenced by the rise in interest rates in 2023.

The average cost of our interest-bearing liabilities increased 188 basis points to 2.52% for the year ended December 31, 2023, from 0.64% for the year ended December 31, 2022, primarily as a result of an increase in the average cost of interest-bearing deposits and borrowings and an increase in the average balances of interest-bearing deposits and borrowings. For the year ended December 31, 2023, the average cost of interest-bearing deposits increased 158 basis points. For the year ended December 31, 2023, total interest expense increased $146.2 million, or 340.9%, to $189.1 million from $42.9 million for the year ended December 31, 2022. During 2023, the average cost of borrowings increased 218 basis points, and there was a significant increase in the average balance of borrowings. The higher interest rate environment coupled with the higher cost of repricing deposits caused the overall increase in interest expense.

    A provision for credit losses of $4.8 million was recorded for the year ended December 31, 2023 as compared to $5.5 million recorded for the year ended December 31, 2022. The decrease in provision for credit losses during the 2023 year was primarily attributable to a decrease in loan loss rates, partially offset by an increase in the outstanding balance of loans. Net charge-offs totaled $2.5 million for the year ended December 31, 2023, as compared to $45,000 for the year ended December 31, 2022. We charge-off any collateral or cash flow deficiency on all classified loans once they are 90 days delinquent or earlier where management determines that the collection of loan principal and interest is unlikely. The provision for credit losses was determined by management to be an amount necessary to maintain a balance of allowance for credit losses at a level that uses relevant and reliable information from internal and external sources, related past events, current conditions, and a reasonable and supportable forecast. Changes in the provision were based on management’s analysis of various factors within the qualitative and quantitative components of the allowance for credit losses calculation. At December 31, 2023, the allowance for credit losses totaled $55.1 million, or 0.70% of total gross loans outstanding, compared to $52.8 million, or 0.69% of total gross loans outstanding, as of December 31, 2022. An analysis of the changes in the allowance for credit losses is presented under “Risk Management-Analysis and Determination of the Allowance for Credit Losses” below.

    Non-Interest Income

    The following table sets forth a summary of non-interest income for the periods indicated:

	Years Ended December 31,
	2023	2022
	(In thousands)
Demand deposit account fees	$5,145	$5,293
Bank-owned life insurance	10,126	7,393
Title insurance fees	2,400	3,423
Loan fees and service charges	4,510	3,924
(Loss) gain on securities transactions	(10,847)	210
Change in fair value of equity securities	695	(401)
Gain on sale of loans	1,214	178
Other non-interest income	14,136	10,380
Total	$27,379	$30,400

    For the year ended December 31, 2023, non-interest income decreased $3.0 million, or 9.9%, to $27.4 million from $30.4 million for the year ended December 31, 2022. In 2023, the decrease was primarily attributable to an increase in the loss on securities transactions of $11.1 million, partially offset by an increase in bank-owned life insurance income of $2.7 million due to death benefit claims, an increase in the change in fair value of equity securities of $1.1 million, an increase in the gain on sale of loans of $1.0 million and an increase in other non-interest income of $3.8 million, primarily related to swap income.

    Non-Interest Expense

    The following table sets forth an analysis of non-interest expense for the periods indicated:

	Years Ended December 31,
	2023	2022
	(In thousands)
Compensation and employee benefits	$120,846	$116,926
Occupancy	22,927	22,589
Federal deposit insurance premiums	8,639	2,591
Advertising	2,805	2,865
Professional fees	9,824	8,158
Data processing and software expenses	15,039	13,362
Merger-related expenses	606	2,810
Loss on extinguishment of debt	300	—
Other non-interest expense	1,431	5,515
Total	$182,417	$174,816

For the year ended December 31, 2023, non-interest expense increased $7.6 million, or 4.3%, to $182.4 million from $174.8 million for the year ended December 31, 2022. The increase was primarily attributable to an increase in compensation and employee benefits expense of $3.9 million, an increase in federal deposit insurance premiums of $6.0 million, and a loss on extinguishment of debt of $300,000, resulting from the prepayment of a term note. These increases were partially offset by a decrease in merger-related expenses of $2.2 million and a decrease in other non-interest expense of $4.1 million. The increase in compensation and employee benefits expense for the 2023 period was due to normal annual increases in employee related compensation, increased staff levels due to the May 2022 merger with RSI Bank, and severance expense recorded in June 2023 as a result of a workforce reduction. The federal deposit insurance premium expense increased due to the one-time Federal Deposit Insurance Corporation special assessment recorded in December 2023, and an increase in the assessment rate imposed by the FDIC effective January 1, 2023. The decrease in other non-interest expense was primarily related to non-recurring litigation settlements included in the 2022 period and the decrease in expenses related to swap transactions.

Income Tax Expense

    We recorded income tax expense of $10.0 million for the year ended December 31, 2023, reflecting an effective tax rate of 21.6%, compared to income tax expense of $30.7 million for 2022, reflecting an effective tax rate of 26.3%.

As of December 31, 2023, we had a net deferred tax asset totaling $25.5 million. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We have provided a valuation allowance of $26,000 as of December 31, 2023 on the deferred tax assets related to the Bank’s state net operating losses.

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

Results of Operations for the Fiscal Year Ended December 31, 2021

For a comparison of the Company’s results of operations for the year ended December 31, 2021, please see the section captioned “Results of Operations for the Fiscal Year Ended December 31, 2021” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

	Years Ended December 31,
	2023			2022
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
	(Dollars in thousands)
Interest earning assets:
Loans (1)	$7,748,096	$343,770	4.44%	$6,939,419	$263,559	3.80%
Securities (2)	1,540,726	37,828	2.46%	1,943,459	43,915	2.26%
Other interest-earning assets	241,520	13,380	5.54%	76,500	2,196	2.87%
Total interest-earning assets	9,530,342	$394,978	4.14%	8,959,378	$309,670	3.46%
Non-interest-earning assets	840,215			782,444
Total assets	$10,370,557			$9,741,822

Interest-bearing liabilities:
Interest-bearing demand	$2,183,333	$37,774	1.73%	$2,685,675	$11,307	0.42%
Money market accounts	951,174	24,296	2.55%	695,849	2,593	0.37%
Savings and club deposits	793,303	2,231	0.28%	922,916	466	0.05%
Certificates of deposit	2,229,042	60,861	2.73%	1,834,876	13,512	0.74%
Total interest-bearing deposits	6,156,852	125,162	2.03%	6,139,316	27,878	0.45%
FHLB advances	1,315,401	62,398	4.74%	547,158	13,449	2.46%
Notes payable	22,780	918	4.03%	30,084	1,194	3.97%
Junior subordinated debentures	7,054	624	8.85%	6,984	370	5.30%
Other borrowings	—	—	—%	55	2	3.64%
Total borrowings	1,345,235	63,940	4.75%	584,281	15,015	2.57%
Total interest-bearing liabilities	7,502,087	$189,102	2.52%	6,723,597	$42,893	0.64%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,539,354			1,742,607
Other non-interest-bearing liabilities	231,018			210,280
Total liabilities	9,272,459			8,676,484
Total stockholders' equity	1,098,098			1,065,338
Total liabilities and stockholders' equity	$10,370,557			$9,741,822

Net interest income		$205,876			$266,777
Interest rate spread (3)			1.62%			2.82%
Net interest-earning assets (4)	$2,028,255			$2,235,781
Net interest margin (5)			2.16%			2.98%
Ratio of interest-earning assets to interest-bearing liabilities	127.04%			133.25%

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
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	Year Ended December 31,
	2021
	Average Balance	Interest	Yield / Cost
	(Dollars in thousands)
Interest earning assets:
Loans (1)	$6,139,290	$228,841	3.73%
Securities (2)	1,965,901	38,843	1.98%
Other interest-earning assets	350,162	2,466	0.70%
Total interest-earning assets	8,455,353	$270,150	3.20%
Non-interest-earning assets	647,650
Total assets	$9,103,003

Interest-bearing liabilities:
Interest-bearing demand	$2,395,493	$8,177	0.34%
Money market accounts	632,011	1,900	0.30%
Savings and club deposits	752,983	731	0.10%
Certificates of deposit	1,835,866	18,301	1.00%
Total interest-bearing deposits	5,616,353	29,109	0.52%
FHLB advances	724,790	7,637	1.05%
Notes payable	740	25	3.38%
Junior subordinated debentures	7,448	245	3.29%
Total borrowings	732,978	7,907	1.08%
Total interest-bearing liabilities	6,349,331	$37,016	0.58%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,522,322
Other non-interest-bearing liabilities	206,436
Total liabilities	8,078,089
Total stockholders' equity	1,024,914
Total liabilities and stockholders' equity	$9,103,003

Net interest income		$233,134
Interest rate spread (3)			2.62%
Net interest-earning assets (4)	$2,106,022
Net interest margin (5)			2.76%
Ratio of interest-earning assets to interest-bearing liabilities	133.17%

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

	Year Ended 12/31/2023 Compared to Year Ended 12/31/2022			Year Ended 12/31/2022 Compared to Year Ended 12/31/2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$30,714	$49,497	$80,211	$29,825	$4,893	$34,718
Securities	(9,100)	3,013	(6,087)	(443)	5,515	5,072
Other interest-earning assets	4,737	6,447	11,184	(1,927)	1,657	(270)
Total interest-earning assets	$26,351	$58,957	$85,308	$27,455	$12,065	$39,520
Interest expense:
Interest-bearing demand	$(2,115)	$28,582	$26,467	$991	$2,139	$3,130
Money market accounts	951	20,752	21,703	192	501	693
Savings and club deposits	(65)	1,830	1,765	165	(430)	(265)
Certificates of deposit	2,903	44,446	47,349	(10)	(4,779)	(4,789)
Total interest-bearing deposits	1,674	95,610	97,284	1,338	(2,569)	(1,231)
FHLB advances	18,920	30,029	48,949	(1,878)	7,690	5,812
Notes payable	(290)	14	(276)	991	178	1,169
Junior subordinated debentures	(27)	281	254	5	120	125
Other borrowings	(2)	—	(2)	—	2	2
Total interest-bearing liabilities	$20,275	$125,934	$146,209	$456	$5,421	$5,877
Net change in net interest income	$6,076	$(66,977)	$(60,901)	$26,999	$6,644	$33,643

Risk Management
Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk, liquidity risk, and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available for sale securities that are accounted for at fair value. Other risks that we face are operational risk, liquidity risk and reputation risk. Operational risk includes risks related to fraud, regulatory compliance, processing errors, cyber attacks, and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

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

When a borrower fails to make a required payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. Generally, our collection department follows the guidelines for servicing loans as prescribed by applicable law or the appropriate investor. Collection activities include, but are not limited to, phone calls to borrowers and collection letters, which include a late charge notice based on the contractual requirements of the specific loan. Additional calls and notices are mailed in compliance with state and federal regulations including, but not limited to, the Fair Debt Collection Practices Act. After the 90th day of delinquency for a residential mortgage or consumer loan, or on a different date as allowable by law or contract, the collection department will forward the account to counsel and begin the collection litigation which typically includes foreclosure proceedings, or we may periodically sell a delinquent loan to a third- party. If a foreclosure action is instituted and the loan is not in at least the early stages of a workout by the scheduled sale date, the real property securing the loan generally is sold at a sheriff sale. If we determine that there is a possibility of a settlement, pay-off or reinstatement, the sheriff sale may be postponed.

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

Analysis of Non-Performing, Modification of Loans and Classified Assets. We consider repossessed assets and loans to be non-performing assets if they are 90 days or more past due or earlier if management believes the collectability of the loan is unlikely. Generally, all loans are placed on non-accrual status when the payment of interest is 90 days or more in arrears of its contractual due date, at which time the accrual of interest ceases. Typically, payments received on a non-accrual loan are applied to the outstanding principal balance of the loan.

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

Modified loans that were accruing prior to their modification where income was reasonably assured subsequent to the modification, maintain their accrual status. Modified loans for which collectability was not reasonably assured, are placed on non-accrual status, interest accruals cease, and uncollected accrued interest is reversed and charged against current income. Non-accruing modified loans may be returned to accrual status when there is a sustained period of repayment performance (generally six consecutive months of payments), and both principal and interest are deemed collectible.

On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. See note 7 to our consolidated financial statements for further information on modification of loans.

The following table sets forth information with respect to our non-performing assets at the dates indicated, excluding PCD loans. We did not have any accruing loans past due 90 days or more at any of the dates indicated.

	At December 31,
	2023	2022	2021
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$3,139	$2,730	$1,416
Commercial real estate	2,740	2,892	1,561
Total real estate loans	5,879	5,622	2,977
Commercial business loans	6,518	801	761
Consumer loans:
Home equity loans and advances	221	286	201
Other consumer loans	—	12	—
Total consumer loans	221	298	201
Total non-accrual loans (1)	12,618	6,721	3,939

Total non-performing loans	12,618	6,721	3,939
Real estate owned	—	—	—
Total non-performing assets	$12,618	$6,721	$3,939

Total non-performing loans to total loans	0.16%	0.09%	0.06%
Total non-performing assets total assets	0.12%	0.06%	0.04%

(1) Includes $237,000 of loan modifications on non-accrual status as of December 31, 2023, and $23,000 and $383,000 of TDR's on non-accrual status as of December 31, 2022 and 2021, respectively.

Non-performing assets increased $5.9 million to $12.6 million, or 0.12% of total assets, at December 31, 2023 from $6.7 million, or 0.06% of total assets, at December 31, 2022. The $5.9 million increase in non-performing loans was primarily attributable to an increase in non-performing commercial business loans of $5.7 million and an increase in nonperforming one-to-four family real estate loans of $410,000. The increase in non-performing commercial business loans was due to an increase in the number of loans from three non-performing loans at December 31, 2022 to ten loans at December 31, 2023, including a $3.7 million loan to a technology company. The increase in non-performing one-to-four family real estate loans was due to an increase in the number of loans from 12 non-performing loans at December 31, 2022 to 17 loans at December 31, 2023. Non-performing assets as a percentage of total assets totaled 0.12% at December 31, 2023 as compared to 0.06% at December 31, 2022. We charge-off the collateral or cash flow deficiency on all loans meeting our definition of an impaired loan, which we define as a loan for which it is probable, based on current information, that we will not collect all amounts due under the contractual terms of the loan agreement. We consider the population of loans in our impairment analysis to include all multifamily and commercial real estate, construction, and commercial business loans with outstanding balances greater than $500,000 and not accruing interest, loans modified in a troubled debt restructuring, and other loans if there is specific information of a collateral shortfall. We continue to rigorously review our loan portfolio to ensure that the collateral values remain sufficient to support the outstanding balances.

Non-performing assets increased $2.8 million to $6.7 million, or 0.06% of total assets, at December 31, 2022 from $3.9 million, or 0.04% of total assets, at December 31, 2021. The $2.8 million increase in non-performing loans was primarily attributable to increases of $1.3 million in non-performing one-to-four family real estate loans, $1.3 million in non-performing commercial real estate loans, $40,000 in non-performing commercial business loans, and $85,000 in non-performing home equity loans and advances. The increase in non-performing one-to-four family real estate loans was due to an increase in the number of loans from seven non-performing loans at December 31, 2021 to 12 loans at December 31, 2022. The increase in non-performing commercial real estate loans was due to an increase in the number of loans from one non-performing loan at December 31, 2021 to two non-performing loans at December 31, 2022. The decrease in non-performing commercial business loans was due to charge-offs totaling $2.0 million. The increase in non-performing home equity loans and advances was due to an increase in the number of loans from four non-performing loans at December 31, 2021 to six non-performing loans at December 31, 2022. We charge-off the collateral or cash flow deficiency on all loans meeting our definition of an impaired loan, which we define as a loan for which it is probable, based on current information, that we will not collect all amounts due under the contractual terms of the loan agreement. We consider the population of loans in our impairment analysis to include all multifamily and commercial real estate, construction, and commercial business loans with outstanding balances greater than $500,000 and not accruing interest, loans modified in a troubled debt restructuring, and other loans if there is specific information of a collateral shortfall. We continue to rigorously review our loan portfolio to ensure that the collateral values remain sufficient to support the outstanding balances.

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

A loan is considered delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. At December 31, 2023, there were no loans past due 90 or more still accruing interest. In accordance with the CARES Act, these loans are not included in the aging of loans receivable by portfolio segment in the table below, and the Bank continues to accrue interest income during the forbearance or deferral period. If adverse information indicating that the borrower's capability of repaying all amounts due is unlikely, the interest accrual will cease. The following tables summarize the aging of loans receivable by portfolio segment at the dates indicated:

	At December 31,
	2023			2022			2021
	30-59 Days	60-89 Days	90 Days or More	30-59 Days	60-89 Days	90 Days or More	30-59 Days	60-89 Days	90 Days or More
	(In thousands)
Real estate loans:
One-to-four family	$11,079	$4,254	$1,558	$4,063	$1,149	$1,808	$3,131	$1,976	$373
Commercial real estate	1,711	2,472	2,740	—	853	2,892	2,189	—	1,561
Construction	—	—	—	5,218	—	—	—	—	—
Commercial business loans	1,727	4,917	6,518	220	—	474	412	—	203
Consumer loans:
Home equity loans and advances	779	14	170	465	33	286	108	53	81
Other consumer loans	1	—	—	3	1	12	—	4	—
Total	$15,297	$11,657	$10,986	$9,969	$2,036	$5,472	$5,840	$2,033	$2,218

The following tables present criticized and classified assets by credit quality risk indicator at the dates indicated:

	At December 31,
	2023	2022	2021
	(In thousands)
Classified loans:
Substandard	$47,604	$27,656	$42,379
Doubtful	—	—	—
Total classified loans	47,604	27,656	42,379
Special mention	36,778	57,327	61,070
Total criticized loans	$84,382	$84,983	$103,449

    All impaired loans classified as substandard and doubtful are written down to the fair value of their underlying collateral if the loan is collateral dependent.

    Analysis and Determination of the Allowance for Credit Losses

    The allowance for credit losses on loans is a valuation account that reflects management's evaluation of estimated losses in the current loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for credit losses is charged to earnings. The ACL is maintained at a level management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. The ACL consists of two elements: (1) identification of loans that must be individually analyzed for impairment and (2) establishment of an ACL for loans collectively analyzed.

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

	At December 31,
	2023			2022			2021
	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category
	(Dollars in thousands)
Real estate loans:
One-to-four family	$13,017	23.6%	0.5%	$11,802	22.3%	0.4%	$8,798	14.1%	0.4%
Multifamily	8,742	15.9	0.6	7,877	14.9	0.6	7,741	12.3	0.7
Commercial real estate	15,757	28.6	0.7	18,111	34.3	0.7	16,114	25.7	0.7
Construction	7,758	14.1	1.8	6,425	12.2	1.9	8,943	14.3	3.0
Commercial business	7,923	14.4	1.5	6,897	13.1	1.4	20,214	32.2	4.5
Consumer loans:
Home equity loans and advances	1,892	3.4	0.7	1,681	3.2	0.6	873	1.4	0.3
Other consumer loans	7	—	0.2	10	—	0.3	6	—	0.4
Total allowance for credit losses	$55,096	100.0%	0.7%	$52,803	100.0%	0.7%	$62,689	100.0%	1.0%

    Total Loans. During the year ended December 31, 2023, the balance of the allowance for credit losses increased by $2.3 million to $55.1 million, or 0.70% of total gross loans at December 31, 2023, from $52.8 million, or 0.69% of total gross loans at December 31, 2022. The increase in the total loan coverage ratio for the year ended December 31, 2023 was primarily attributable to an increase in the outstanding balance of loans and an increase in qualitative factors, partially offset by a decrease in loan loss rates.

    One-to-Four Family Loan Portfolio. The portion of the allowance for credit losses related to the one-to-four family real estate loan portfolio totaled $13.0 million, or 0.5%, of one-to-four family loans at December 31, 2023, as compared to $11.8 million, or 0.4%, of one-to-four family real estate loans at December 31, 2022. Our one-to-four family non-accrual loans increased $409,000, or 15.0%, to $3.1 million at December 31, 2023 from $2.7 million at December 31, 2022. Net charge-offs were $568,000 for the year ended December 31, 2023 compared to $44,000 for the year ended December 31, 2022. We believe the one-to-four family real estate loan reserve ratio was appropriate given the continued low levels of charge-offs.

Multifamily Loan Portfolio. The portion of the allowance for credit losses related to the multifamily real estate loan portfolio totaled $8.7 million, or 0.6%, of multifamily loans at December 31, 2023, as compared to $7.9 million, or 0.6%, of multifamily loans at December 31, 2022. There were no multifamily non-accrual loans at December 31, 2023 and 2022. There were no charge-offs or recoveries for the years ended December 31, 2023 and 2022. We believe the multifamily loan reserve ratio was appropriate given the low levels of charge-offs.
Commercial Real Estate Loan Portfolio. The portion of the allowance for credit losses related to the commercial real estate loan portfolio totaled $15.8 million, or 0.7%, of commercial real estate loans at December 31, 2023, as compared to $18.1 million, or 0.7%, of commercial real estate loans at December 31, 2022. Commercial real estate non-accrual loans decreased to $2.7 million at December 31, 2023, from $2.9 million at December 31, 2022. Net charge-offs were $129,000 for the year ended December 31, 2023. There were no charge-offs or recoveries for the year ended December 31, 2022. We believe the commercial real estate loan reserve ratio was appropriate given the continued low balance of non-accrual loans along with low levels of charge-offs.
Construction Loan Portfolio.  The portion of the allowance for credit losses related to the construction loan portfolio totaled $7.8 million, or 1.8%, of construction loans at December 31, 2023, as compared to $6.4 million, or 1.9%, of construction loans at December 31, 2022. At both December 31, 2023 and 2022, we had no criticized, classified or non-accrual construction loans. There were no charge-offs or recoveries for the years ended December 31, 2023 and 2022. We believe the construction loan reserve ratio was appropriate as there were no non-accrual loans or charge-offs, considering the inherent credit risk associated with this portfolio.
Commercial Business Loan Portfolio. The portion of the allowance for credit losses related to the commercial business loan portfolio totaled $7.9 million, or 1.5%, of commercial business loans at December 31, 2023, as compared to $6.9 million, or 1.4%, of commercial business loans at December 31, 2022. Commercial business non-accrual loans increased to $6.5 million at December 31, 2023, from $801,000 at December 31, 2022. Net charge-offs were $1.7 million for the year ended December 31, 2023 compared to net recoveries of $18,000 for the year ended December 31, 2022. We continue to charge-off any collateral deficiency for non-performing loans once a loan is 90 days past due. We believe the commercial business loan reserve ratio was appropriate given the inherent credit risk of commercial business loans.
Home Equity Loans and Advances. The portion of the allowance for credit losses related to the home equity loan portfolio totaled $1.9 million, or 0.7%, of home equity loans at December 31, 2023, as compared to $1.7 million, or 0.6%, of home equity loans at December 31, 2022. Home equity non-accrual loans decreased to $221,000 at December 31, 2023, from $286,000 at December 31, 2022. Net recoveries were $51,000 for the year ending December 31, 2023 and $12,000 for the year ending December 31, 2022. We believe the home equity loan reserve was appropriate based upon the insignificant amount of delinquencies, non-accrual loans and charge-offs.

The following table sets forth an analysis of the activity in the allowance for credit losses for the periods indicated:

	At or For the Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Allowance at beginning of period	$52,803	$62,689	$74,676

Effect of the adopting ASU No. 2016-13 ("CECL")	—	(16,443)	—

Initial allowance related to PCD loans	—	633	—

Provision for credit losses	4,787	5,969	(9,953)
Charge-offs:
Real estate loans:
One-to-four family	(585)	(382)	(773)
Multifamily	—	—	(296)
Commercial real estate	(150)	—	(407)
Total real estate loans	(735)	(382)	(1,476)

Commercial business loans	(2,618)	(190)	(1,773)

Consumer loans:
Home equity loans and advances	(26)	(33)	(308)
Other consumer loans	(115)	(33)	(7)
Total consumer loans	(141)	(66)	(315)
Total charge-offs	(3,494)	(638)	(3,564)
Recoveries:
Real estate loans:
One-to-four family	17	338	22
Multifamily	—	—	216
Commercial real estate	21	—	1,015
Construction	—	—	2
Total real estate loans	38	338	1,255

Commercial business loans	879	208	219

Consumer loans:
Home equity loans and advances	77	45	56
Other consumer loans	6	2	—
Total consumer loans	83	47	56
Total recoveries	1,000	593	1,530
Net charge-offs	(2,494)	(45)	(2,034)
Allowance at end of period:	$55,096	$52,803	$62,689

Total gross loans outstanding	$7,824,665	$7,624,534	$6,328,931
Average gross loans outstanding	$7,748,096	$6,939,419	$6,139,290
ACL to total non-performing loans	436.65%	785.64%	1,591.50%
ACL to total gross loans at end of period	0.70%	0.69%	0.99%
Net charge-offs to average outstanding loans	0.03%	—%	0.03%

The following table sets forth the ratio of net charge-offs (recoveries) to average loans outstanding by segment for the periods indicated:

	For the Years Ended December 31,
	2023	2022	2021

Real estate loans:
One-to-four family	0.02%	—%	0.04%
Commercial real estate	0.01	—	(0.02)
Commercial business loans	0.34	—	0.25
Consumer loans:
Home equity loans and advances	(0.02)	—	0.09
Other consumer	4.07	1.45	0.39
Total loans	0.03%	—%	0.03%

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at December 31, 2023 indicate a level of risk within the parameters of our model. Our management believes that the December 31, 2023 results indicate a profile that reflects an acceptable level of interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

    The table below sets forth, as of December 31, 2023, the net portfolio value, the estimated changes in the net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and Freehold Bank and its subsidiaries only and does not include any assets of the Company.

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
	(Dollars in thousands)
+400	$180,516	$(17,630)	(8.90)%	$755,514	8.43%	(36.97)%
+300	185,334	(12,812)	(6.47)	865,334	9.41	(27.80)
+200	190,006	(8,140)	(4.11)	979,384	10.36	(18.29)
+100	194,332	(3,814)	(1.92)	1,090,550	11.21	(9.01)
Base	198,146	—	—	1,198,593	11.98	—
-100	201,778	3,632	1.83	1,302,826	12.66	8.70
-200	204,327	6,181	3.12	1,389,505	13.12	15.93
-300	206,964	8,818	4.45	1,459,142	13.39	21.74
-400	204,590	6,444	3.25	1,475,180	13.17	23.08

    As of December 31, 2023, based on the scenarios above, net interest income would decrease by approximately 4.11% if rates were to rise 200 basis points, and would increase by 3.12% if rates were to decrease 200 basis points over a one-year time horizon.

Another measure of interest rate sensitivity is to model changes in the net portfolio value through the use of immediate and sustained interest rate shocks. As of December 31, 2023, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 18.29%. If rates were to decrease 200 basis points, the model forecasts a 15.93% increase in the NPV.

Overall, our December 31, 2023 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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

We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth or financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds and dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and through their Bank Term Funding Program and through the FHLB system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our securities portfolio. As of December 31, 2023, the potential liquidity from these sources is an amount we believe currently exceeds any contingent liquidity need.

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

Sources of Funds. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, investing and financing activities during any given period. At December 31, 2023, total cash and cash equivalents totaled $423.2 million. Debt securities classified as available for sale, and equity securities, which provide additional sources of liquidity, totaled $1.1 billion, and $4.1 million, respectively, at December 31, 2023. At December 31, 2023, we had $1.5 billion in Federal Home Loan Bank fixed rate advances. In addition, if Columbia Bank and Freehold Bank require funds beyond their ability to generate them internally, they can each borrow additional funds under an overnight advance program up to their maximum borrowing capacity based on their ability to collateralize such borrowings.

Our primary sources of funds include a large, stable deposit base. Core deposits (consisting of demand, money market and savings and club deposits), primarily generated from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $5.4 billion at December 31, 2023, representing a decrease of $671.6 million, from $6.0 billion at December 31, 2022. The decrease in core deposits was primarily driven by a $368.8 million decrease in non-interest-bearing demand accounts, a $626.4 million decrease in interest-bearing demand deposits, and a $213.4 million decrease in savings and club deposits. We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources include federal funds purchased from other banks, securities sold under agreements to repurchase, and FHLB advances. Aggregate wholesale funding totaled $1.5 billion at December 31, 2023, compared to $1.1 billion as of December 31, 2022. In addition, at December 31, 2023, we had availability to borrow additional funds, subject to our ability to collateralize such borrowings from the FHLB of New York and the Federal Reserve Bank of New York.
A significant use of our liquidity is the funding of loan originations. At December 31, 2023, the Company had $102.1 million in loan commitments outstanding, which primarily consisted of commitments to fund loans of $12.3 million, $7.2 million, $23.2 million, $54.1 million, and $5.3 million, in one-to-four family real estate, commercial real estate, commercial business, construction, and home equity loans and advances, respectively. There was also $1.3 billion in unused commercial business, construction and consumer lines of credit, and $33.1 million in letters of credit. Since these commitments may expire without being drawn upon, and may have conditions, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Another significant use of liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2023 totaled $2.1 billion, or 83.6% of total certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. Management believes, however, based on past experience, that a significant portion of our certificates of deposit will be renewed. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits and borrowings than we currently pay on the certificates of deposit due on or before December 31, 2023. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Columbia Financial is a separate legal entity from Columbia Bank and Freehold Bank and must provide for its own liquidity in addition to its operating expenses. Columbia Financials' primary source of income is dividends received from Columbia Bank and Freehold Bank. The amount of dividends the Banks may declare and pay to Columbia Financial is generally restricted under federal regulations to the retained earnings of each Bank. At December 31, 2023, on a stand-alone basis, Columbia Financial had liquid assets of $8.8 million.

Capital Management. We are subject to various regulatory capital requirements administered by our federal banking regulators, including a risk-based capital measure. The Federal Reserve establishes capital requirements, including well capitalized standards, for our consolidated financial holding company, and the OCC has similar requirements for our Company's subsidiary banks. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2023, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Item 1: Business - Regulation and Supervision - Federal Banking Regulations - Capital Requirements” and note 13 in the notes to the consolidated financial statements included in this report.

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

For the years ended December 31, 2023 and 2022, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

    Derivative Financial Instruments. Columbia Bank executes interest rate swaps with third parties in order to hedge the interest expense of short-term FHLB advances. Those interest rate swaps are simultaneous with entering into the short-term borrowings with the FHLB. These derivatives are designated as cash flow hedges and are not speculative. As these interest rate swaps meet the hedge accounting requirements, the effective portion of changes in the fair value are recognized in accumulated other comprehensive income. As of December 31, 2023, Columbia Bank had 30 interest rate swaps with notional amounts of $380.0 million hedging certain FHLB advances.

Columbia Bank presently offers interest rate swaps to commercial banking customers to manage their risk of exposure and risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that Columbia Bank executes with a third-party, such that Columbia Bank would minimize its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service Columbia Bank offers to certain customers. As the interest rate swaps would not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party swap contracts are recognized directly in earnings. At December 31, 2023, we had interest rate swaps in place with 80 commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $277.8 million.

Columbia Bank offers currency forward contracts to certain commercial banking customers to facilitate international trade. Those forward contracts are simultaneously hedged by offsetting forward contracts that Columbia Bank would execute with a third- party, such that Columbia Bank would minimize its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service Columbia Bank offers to certain commercial customers. As the currency forward contract does not meet the hedge accounting requirements, changes in the fair value of both the customer forward contract and the offsetting forward contract is recognized directly in earnings. At December 31, 2023, Columbia Bank had no currency forward contracts in place with commercial banking customers.

Columbia also has interest rate swaps designated as cash flow hedges which involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. These swaps meet the cash flow hedge accounting requirements. At December 31, 2023, the Company had two interest rate swaps hedged against pools of floating rate commercial loans with notional amounts totaling $100.0 million.

Columbia also uses interest rate swaps to manage its exposure to changes in fair value of certain of its fixed-rate pools of assets attributable to changes in the designated benchmark interest rate of SOFR. At December 31, 2023, the Company had eight interest rate fair value swaps with notional amounts totaling $700.0 million.

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

Item 8.     Financial Statements and Supplementary Data

    The information required by this item is included beginning on page 75 of this report.

The following are included in this item:
(A)	Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)
(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
(C)	Consolidated Financial Statements:
	(1)	Consolidated Statements of Financial Condition as of December 31, 2023 and 2022
	(2)	Consolidated Statements of Income for the years ended December 31, 2023 and 2022
	(3)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021
	(4)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2023, 2022 and 2021
	(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
	(6)	Notes to the Consolidated Financial Statements
(D)	Columbia Financial, Inc. Condensed Financial Statements
	(1)	Statements of Financial Condition as of December 31, 2023 and 2022
	(2)	Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021
	(3)	Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

Item 9.     Change in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

Item 9A.     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended) as of December 31, 2023. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this annual report.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Report of Independent Registered Public Accounting Firm
The attestation report by the Company’s independent registered public accounting firm, KPMG LLP, on the Company’s internal control over financial reporting is included with the audited consolidated financial statements of the Company beginning on page 78 of this report.
Item 9B.    Other Information

    During the fiscal quarter ended December 31, 2023, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Board of Directors
For information relating to the directors of the Company, the section captioned “Proposal 1—Election of Directors” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers
For information relating to officers of the Company, see Part I, Item 1, “Business—Information About Our Executive Officers” to this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics
For information concerning the Company’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on the Company’s website at www.columbiabankonline.com.

Corporate Governance
For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance—Meetings and Committees of the Board of Directors-Audit Committee” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.     Executive Compensation

Executive Compensation

For information regarding executive compensation, the sections captioned “Executive Compensation,” “Compensation Discussion & Analysis” and “Director Compensation” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions
For information regarding certain relationships and related transactions, the section captioned “Other Information—Transactions with Related Persons” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance
For information regarding director independence, the section captioned “Proposal 1—Election of Directors” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2—Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

000Item 15.    Exhibits and Financial Statement Schedules

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

	No.	Description	Location

	3.1	Second Amended and Restated Certificate of Incorporation of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	3.2	Amended Bylaws of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	4.0	Specimen Stock Certificate of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	4.1	Description of Columbia Financial, Inc.'s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.1	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Thomas J. Kemly+	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.2	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Dennis E. Gibney+	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.3	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Thomas Allen, Jr.+	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.4	Employment Agreement between Columbia Financial, Inc., Columbia Bank and John Klimowich+	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.5	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Allyson Schlesinger+	Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2018, filed on March 29, 2019

10.6	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Oliver Lewis+	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2020, filed on March 1, 2021

10.7	Employment Agreement between Columbia Financial, Inc., Columbia Bank and W. Justin Jennings+	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2021, filed on March 1, 2022

10.8	Reserved

10.9	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Jenifer W. Walden+	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38456), for the Quarter Ended June 30, 2022 filed on August 9, 2022

10.10	Form of Columbia Bank Supplemental Executive Retirement Plan+	Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.11	Columbia Bank Stock-Based Deferral Plan+	Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.12	Columbia Bank Director Deferred Compensation Plan, as amended+	Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.13	Columbia Bank Retirement Income Maintenance Plan+	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.14	Columbia Bank Non-Qualified Savings Income Maintenance Plan, as amended+	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.15	Columbia Financial, Inc. 2019 Equity Incentive Plan	Incorporated by reference to Annex 1 to the Company's Definitive Proxy Materials on Schedule 14A (File No. 001-38456), filed on April 22, 2019

21.0	Subsidiaries	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

97	Columbia Financial, Inc. Incentive-Compensation Recoupment Policy	Filed herewith

101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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
Directors Columbia Financial, Inc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Columbia Financial, Inc and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for Credit Losses - Loans evaluated on a Collective Basis

As discussed in Note 2 and Note 7 to the consolidated financial statements, the Company’s allowance for credit losses on loans evaluated on a collective basis (the collective ACL) was $54.5 million out of a total allowance for credit losses on loans of $55.1 million as of December 31, 2023. The ACL quantitative allowance for each segment is measured using a discounted cash flow methodology incorporating an econometric probability of default (“PD”), and loss given default (“LGD”) with distinct, segment-specific multi-variate regression models applied. Expected credit losses are estimated over the life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. Historical credit loss experience over a defined period for both the Company and its segment-specific peers provide the basis for the estimate of expected credit losses. Such credit losses are converted to PD rate curves through the use of segment-specific LGD risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment, primarily due to the nature of the underlying collateral. The historical PD curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle. Using the historical relationship between economic conditions and loan performance, management’s expectation of future loan performance is incorporated using an economic forecast of macroeconomic variables. This forecast is applied over a period that management has determined to be reasonable and supportable. The model reverts to long-term average historical loss rates using a straight-line methodology. The Company’s current forecast period is six quarters, with a four-quarter reversion period to long-term average historical loss rates. After quantitative considerations, management applies additional qualitative adjustments that consider the expected impact of certain factors not fully captured in the quantitative allowance.

We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the DCF methodology and PD and LGD models used to estimate the expected credit losses and their significant assumptions. Such significant assumptions included (1) expected prepayments, (2) macroeconomic variables, (3) reasonable and supportable forecast period, (4) composition of the peer group, (5) period of historical credit loss experience and (6) the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative adjustments. The assessment also included an evaluation of the conceptual soundness of the DCF methodology and PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the collective ACL estimate, including controls over the:
•evaluation of the collective ACL methodology

•performance monitoring of the DCF methodology, and PD and LGD models

•identification and determination of the significant assumptions used in the DCF methodology, and PD and LGD models

•development of the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative adjustments and

•analysis of the collective ACL results, trends, and ratios.

We evaluated the Company’s process to develop the collective ACL estimates by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles

•assessing the conceptual soundness of the DCF methodology, and PD and LGD models by inspecting the model documentation to determine whether the models are suitable for their intended use

•evaluating judgments made by the Company relative to the performance monitoring of the DCF methodology, and PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices

•evaluating the macroeconomic variables used by comparing them to the Company's business environment and relevant industry practices

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

We also evaluated the cumulative results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the December 31, 2023, collective ACL estimates by evaluating the:

•cumulative results of the audit procedures

•qualitative aspects of the Company's accounting practices and

•potential bias in the accounting estimate.

/s/ KPMG LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1972.

Short Hills, New Jersey
February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Columbia Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Columbia Financial, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 29, 2024

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Cash and due from banks	$423,140	$179,097
Short-term investments	109	131
Total cash and cash equivalents	423,249	179,228

Debt securities available for sale, at fair value	1,093,557	1,328,634
Debt securities held to maturity, at amortized cost (fair value of $357,177 and $370,391 at December 31, 2023 and 2022, respectively)	401,154	421,523
Equity securities, at fair value	4,079	3,384
Federal Home Loan Bank stock	81,022	58,114

Loans receivable	7,874,537	7,677,564
Less: allowance for credit losses	55,096	52,803
Loans receivable, net	7,819,441	7,624,761

Accrued interest receivable	39,345	33,898
Office properties and equipment, net	83,577	83,877
Bank-owned life insurance ("BOLI")	268,362	264,854
Goodwill and intangible assets	123,350	125,142
Other assets	308,432	284,754
Total assets	$10,645,568	$10,408,169

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$7,846,556	$8,001,159
Borrowings	1,528,695	1,127,047
Advance payments by borrowers for taxes and insurance	43,509	45,460
Accrued expenses and other liabilities	186,473	180,908
Total liabilities	9,605,233	9,354,574

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 131,155,268 shares issued and 104,918,905 shares outstanding at December 31, 2023, and 130,900,673 shares issued and 108,970,476 shares outstanding at December 31, 2022	1,312	1,309
Additional paid-in capital	791,450	781,165
Retained earnings	893,604	857,518
Accumulated other comprehensive loss	(158,735)	(179,296)
Treasury stock, at cost; 26,236,363 shares at December 31, 2023 and 21,930,197 shares at December 31, 2022	(454,128)	(371,708)
Common stock held by the Employee Stock Ownership Plan	(32,478)	(34,750)
Stock held by Rabbi Trust	(2,955)	(3,149)
Deferred compensation obligations	2,265	2,506
Total stockholders' equity	1,040,335	1,053,595
Total liabilities and stockholders' equity	$10,645,568	$10,408,169

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
Interest income:
Loans receivable	$343,770	$263,559	$228,841
Debt securities available for sale and equity securities	28,120	34,221	30,211
Debt securities held to maturity	9,708	9,694	8,632
Federal funds and interest-earning deposits	8,188	474	430
Federal Home Loan Bank stock dividends	5,192	1,722	2,036
Total interest income	394,978	309,670	270,150
Interest expense:
Deposits	125,162	27,878	29,109
Borrowings	63,940	15,015	7,907
Total interest expense	189,102	42,893	37,016

Net interest income	205,876	266,777	233,134

Provision for (reversal of) credit losses (1)	4,787	5,485	(9,953)

Net interest income after provision for (reversal of) credit losses	201,089	261,292	243,087

Non-interest income:
Demand deposit account fees	5,145	5,293	3,803
Bank-owned life insurance	10,126	7,393	5,994
Title insurance fees	2,400	3,423	6,088
Loan fees and service charges	4,510	3,924	2,983
(Loss) gain on securities transactions	(10,847)	210	2,025
Change in fair value of equity securities	695	(401)	(1,792)
Gain on sale of loans	1,214	178	10,790
Other non-interest income	14,136	10,380	8,940
Total non-interest income	27,379	30,400	38,831

Non-interest expense:
Compensation and employee benefits	120,846	116,926	99,534
Occupancy	22,927	22,589	20,071
Federal deposit insurance premiums	8,639	2,591	2,374
Advertising	2,805	2,865	2,358
Professional fees	9,824	8,158	7,363
Data processing and software expenses	15,039	13,362	11,497
Merger-related expenses	606	2,810	822
Loss on extinguishment of debt	300	—	2,851
Other non-interest expense	1,431	5,515	8,867
Total non-interest expense	182,417	174,816	155,737

Income before income tax expense	46,051	116,876	126,181

Income tax expense	9,965	30,703	34,132

Net income	$36,086	$86,173	$92,049

Earnings per share - basic	$0.35	$0.82	$0.88
Earnings per share - diluted	$0.35	$0.81	$0.88
Weighted average shares outstanding - basic	102,656,388	105,580,823	104,156,112
Weighted average shares outstanding - diluted	102,894,969	106,193,161	104,156,112

See notes to consolidated financial statements.

(1) The Company adopted ASU 2016-13 as of January 1, 2022. Prior year period has not been restated.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended December 31,
	2023	2022	2021

Net income	$36,086	$86,173	$92,049

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities available for sale	29,637	(137,255)	(30,979)
Accretion of unrealized loss on debt securities reclassified as held to maturity	(10)	(22)	(3)
Reclassification adjustment for (loss) gain included in net income	(7,794)	151	1,598
	21,833	(137,126)	(29,384)

Derivatives, net of tax:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(918)	5,421	11,939
	(918)	5,421	11,939

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(40)	(41)	(39)
Reclassification adjustment of actuarial net (loss) included in net income	(558)	(1,928)	(2,915)
Change in funded status of retirement obligations	244	297	44,105
	(354)	(1,672)	41,151

Total other comprehensive income (loss)	20,561	(133,377)	23,706

Total comprehensive income (loss), net of tax	$56,647	$(47,204)	$115,755

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity
Balance at December 31, 2022	$1,309	$781,165	$857,518	$(179,296)	$(371,708)	$(34,750)	$(3,149)	$2,506	$1,053,595
Net income	—	—	36,086	—	—	—	—	—	36,086
Other comprehensive (loss)	—	—	—	20,561	—	—	—	—	20,561
Issuance of common stock allocated to restricted stock award grants (247,646 shares)	3	7	—	—	—	—	—	—	10
Stock based compensation	—	7,979	—	—	—	—	—	—	7,979
Purchase of treasury stock (4,242,693 shares)	—	—	—	—	(80,497)	—	—	—	(80,497)
Exercise of stock options (44,117 shares)	—	(24)	—	—	—	—	—	—	(24)
Restricted stock forfeitures (29,806 shares)	—	500	—	—	(500)	—	—	—	—
Repurchase shares for taxes (33,667 shares)	—	—	—	—	(623)	—	—	—	(623)
Excise tax on net stock repurchases	—	—	—	—	(800)	—	—	—	(800)
Employee Stock Ownership Plan shares committed to be released	—	1,823	—	—	—	2,272	—	—	4,095
Funding of deferred compensation obligations	—	—	—	—	—	—	194	(241)	(47)
Balance at December 31, 2023	$1,312	$791,450	$893,604	$(158,735)	$(454,128)	$(32,478)	$(2,955)	$2,265	$1,040,335

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$36,086	$86,173	$92,049
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	5,606	6,063	2,121
Net amortization of premiums and discounts on securities	1,440	2,771	4,482
Net amortization of mortgage servicing rights	239	233	266
Amortization of intangible assets	2,350	1,980	1,025
Depreciation and amortization of office properties and equipment	7,767	7,317	6,718
Amortization of operating lease right-of-use assets	3,916	3,821	3,633
Loss on extinguishment of debt	300	—	2,851
Provision for (reversal of) credit losses	4,787	5,485	(9,953)
Net loss (gain) on securities transactions	10,847	(210)	(2,025)
Change in fair value of equity securities	(695)	401	1,792
Gain on securitizations	—	—	(2,259)
Gain on sale of loans, net	(1,214)	(178)	(8,531)
Net loss on disposal of office properties and equipment	168	242	95
Deferred tax (benefit) expense	3,375	12,769	17,709
(Increase) decrease in accrued interest receivable	(5,447)	(4,689)	2,023
(Increase) in other assets	(33,992)	(9,884)	(22,159)
Increase in accrued expenses and other liabilities	3,282	24,998	1,926
Income on bank-owned life insurance	(10,126)	(7,393)	(5,994)
Employee stock ownership plan expense	4,095	4,850	4,052
Stock based compensation	7,979	7,440	8,880
(Decrease) increase in deferred compensation obligations under Rabbi Trust	(47)	(31)	3
Net cash provided by operating activities	$40,716	$142,158	$98,704

Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	$277,022	$126,772	$90,339
Proceeds from sales of equity securities	—	—	1,390
Proceeds from paydown/maturities/calls of debt securities available for sale	100,855	281,959	368,249
Proceeds from paydown/maturities/calls of debt securities held to maturity	20,221	31,151	36,103
Purchases of debt securities available for sale	(124,618)	(147,181)	(667,015)
Purchases of debt securities held to maturity	—	(23,298)	(203,779)
Purchases of equity securities	—	—	(91)
Proceeds from sales of loans held-for-sale	121,372	9,639	302,039
Purchases of loans receivable	(14,729)	(8,315)	(85,382)
Net increase in loans receivable	(311,299)	(987,753)	(325,917)

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Years Ended December 31,
	2023	2022	2021

Proceeds from bank-owned life insurance death benefits	1,364	1,031	5
Proceeds from redemptions of Federal Home Loan Bank stock	91,132	77,362	28,448
Purchases of Federal Home Loan Bank stock	(114,040)	(111,429)	(4,798)
Proceeds from sales of office properties and equipment	—	1,772	1,879
Additions to office properties and equipment	(7,635)	(7,204)	(5,492)
Net cash acquired in acquisitions	—	140,769	20,417
Net cash provided by (used in) investing activities	$39,645	$(614,725)	$(443,605)

Cash flows from financing activities:
Net (decrease) increase in deposits	$(154,603)	$(71,789)	$581,475
Proceeds from long-term borrowings	536,113	335,893	37,120
Payments on long-term borrowings	(11,300)	(38,725)	(306,752)
Net (decrease) increase in short-term borrowings	(93,165)	446,808	(244,027)
Proceeds from term note	—	—	29,841
Repayment of term note	(30,300)	—	—
(Decrease) increase in advance payments by borrowers for taxes and insurance	(1,951)	7,648	3,406
Issuance of common stock for restricted stock awards	10	—	—
Purchase of treasury stock	(80,497)	(93,996)	(107,774)
Exercise of stock options	(24)	(393)	(25)
Repurchase of shares for taxes	(623)	(4,614)	(357)
Net cash provided by (used in) financing activities	$163,660	$580,832	$(7,093)

Net increase (decrease) in cash and cash equivalents	$244,021	$108,265	$(351,994)

Cash and cash equivalents at beginning of year	179,228	70,963	422,957
Cash and cash equivalents at end of year	$423,249	$179,228	$70,963

Cash paid during the period for:
Interest on deposits and borrowings	$183,568	$41,077	$37,906
Income tax payments, net of refunds	$9,253	$15,729	$16,262

Non-cash investing and financing activities:
Transfer of loans receivable to loans held-for-sale	$120,955	$9,461	$289,362
Securitization of loans	$—	$—	$99,603
Excise tax on net stock repurchases	$800	$—	$—

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Acquisitions:
Non-cash assets acquired:
Debt securities available for sale	$—	$79,024	$118,017
Equity securities	—	1,075	—
Federal Home Loan Bank stock	—	906	3,032
Loans receivable	—	335,501	158,912
Accrued interest receivable	—	910	867
Office properties and equipment, net	—	7,296	5,934
Bank-owned life insurance	—	13,033	8,661
Core deposit intangibles	—	9,780	42
Other assets	—	6,356	616
Total non-cash assets acquired	$—	$453,881	$296,081
Liabilities assumed:
Deposits	$—	$502,732	$210,117
Borrowings	—	5,762	59,908
Advance payments by borrowers for taxes and insurance	—	1,341	495
Accrued expenses and other liabilities	—	10,568	4,822
Total liabilities assumed	$—	$520,403	$275,342
Net non-cash (liabilities assumed) assets acquired	$—	$(66,522)	$20,739
Net cash and cash equivalents acquired in acquisitions	$—	$140,769	$20,417

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)    Business

On December 1, 2021, the Company completed its acquisition of Freehold Bancorp, MHC, Freehold Bancorp, Inc. and Freehold Bank (collectively, the "Freehold Entities" or "Freehold"). Pursuant to the terms of the Merger Agreement, Freehold Bancorp, MHC merged with and into the MHC, with the MHC as the surviving entity; and Freehold Bancorp, Inc. merged with and into Columbia Financial, with Columbia Financial as the surviving entity. In connection with the merger, Freehold Bank converted to a federal savings bank and operates as a wholly-owned subsidiary of Columbia Financial. The Company intends to merge Freehold Bank into Columbia Bank at a future date that has not yet been determined. Under the terms of the merger agreement, upon the subsequent merger of the two banks, depositors of Freehold Bank will become depositors of Columbia Bank and will have the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at Freehold Bank. The Company issued 2,591,007 shares of its common stock to the MHC, representing an amount equal to the fair value of the Freehold Entities as determined by an independent appraiser, at the effective time of the holding company mergers.

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

(2)    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Columbia Financial, Inc., its wholly-owned subsidiaries, Columbia Bank ("Columbia"), Freehold Bank ("Freehold"), and Columbia's wholly-owned subsidiaries, Columbia Investment Services, Inc., 2500 Broadway Corp., 1901 Residential Management Co. LLC, First Jersey Title Services, Inc., 1901 Commercial Management Co. LLC, Stewardship Realty LLC, CSB Realty Corp., and RSI Insurance Agency, Inc., (collectively, the “Company”). The accounts of the MHC are not consolidated in the consolidated financial statements of the Company. In consolidation, all intercompany accounts and transactions are eliminated. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

Basis of Financial Statement Presentation

The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), including the elimination of all significant intercompany accounts and transactions during consolidation. In preparing the consolidated financial statements, management is required to make estimates, significant judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates of the Consolidated Statements of Financial Condition and Consolidated Statements of Income for the periods presented. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations. Material estimates that involve significant judgements and assumptions that are particularly susceptible to change are the determination of the adequacy of the allowance for credit losses, evaluation of goodwill for impairment, evaluation of other-than-temporary impairment on securities, evaluation of the need for valuation allowances on deferred tax assets, and determination of liabilities related to retirement and other post-retirement benefits. These estimates, significant judgements and assumptions are evaluated on an ongoing basis and are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile securities markets, and declines in the housing market and the economy generally have combined to increase the uncertainty inherent in such estimates and assumptions. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

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

The fair values of these securities are based on market quotations or matrix pricing as discussed in note 17. The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. In this evaluation, if such declines were deemed other-than temporary, management would measure the total credit-related component of the unrealized loss and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to OCI. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell securities or if it more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary and would be recognized in current period earnings.

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

On a case-by-case basis, the Company may evaluate individual loans for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. The Company considers the population of loans in its analysis to include all multifamily and commercial real estate, construction, and commercial business loans with an outstanding balance greater than $500,000 and not accruing interest, and loan modifications. The Company also considers residential real estate, and home equity loans and advances that are not accruing or modified. Other loans may be included in the population of loans to be evaluated if management has specific information of a collateral shortfall. Loans individually analyzed are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Payments received on individually analyzed loans are recognized on a cash basis.

Purchased Credit-Deteriorated ("PCD") Loans

Loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased with credit deterioration (“PCD”) loans. The Company evaluated acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) previously a troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; and (4) delinquency status. At the acquisition date, an estimate of expected credit losses was made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium.

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

The ACL quantitative allowance for each segment is measured using a discounted cash flow methodology incorporating an econometric, probability of default (“PD”) and loss given default (“LGD”) with distinct segment-specific multi-variate regression models applied. Expected credit losses are estimated over the life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for the modeled cash flows, adjusted for model defaults and expected prepayments and discounted at the loan-level effective interest rate. The contractual term excludes expected extensions, renewals, and modifications.

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

Modification of Loans ("Modifications")

On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures which eliminated the accounting guidance for troubled debt restructurings ("TDR's") while enhancing disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis.

Modifications made to borrowers experiencing financial difficulty may include principal or interest forgiveness, forbearance, interest rate reductions, term extensions, or a combination of these events intended to minimize economic loss and avoid foreclosure or repossession of collateral.

The Company evaluates whether the modifications represent a new loan or a continuation of an existing loan. A modification or refinancing results in a new loan if the terms of the new loan are at least favorable to the Company and customers with similar collection risks who are not refinancing or restructuring their loan, and the modification to the terms of the loan are deemed to be more than minor. A modification is considered to be more than minor if the difference between the present value of the cash flows of the new obligation and the remaining cash flows of the original obligation, both discounted using the effective interest rate of the original debt, is 10% or greater.

If a modification does not meet the definition of a new loan, the modified loan will be treated as a continuation of the existing loan and all unamortized net fees and/or costs, and any prepayment penalties will be carried forward as part of the net new loan balance.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Modification of Loans ("Modifications") (Continued)

Modified loans that were accruing prior to their modification where income was reasonably assured subsequent to the modification, maintain their accrual status. Modified loans for which collectability was not reasonably assured, are placed on non-accrual status, interest accruals cease, and uncollected accrued interest is reversed and charged against current income. Non-accruing modified loans may be returned to accrual status when there is a sustained period of repayment performance (generally six consecutive months of payments), and both principal and interest are deemed collectible.

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

Goodwill and Intangible Assets

Intangible assets of the Company consist of goodwill, core deposit intangibles and mortgage servicing rights. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual goodwill impairment test as of December 31, 2023, based upon its qualitative assessment of goodwill and concluded that goodwill was not impaired and no further quantitative analysis was warranted.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangements. The calculated amounts of the ROU asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of minimum lease payments. As the Company's leases do not provide an implicit rate, the discount rate used in determining the lease liability for each individual lease is the Company's incremental borrowing rate. The present value of the lease liability may include the impact of options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options provided in the lease terms. Lease expense is recognized on a straight-line basis over the expected lease term, while variable lease payments are recognized as incurred. Lease agreements that include lease and non-lease components, such as common area maintenance charges, are accounted for separately.

Post-retirement Benefits

The Company provides certain health care and life insurance benefits to eligible retired employees under a Post-retirement Plan. The Company accrues the cost of retiree health care and other benefits during the employee's period of active service. Effective January 1, 2019, the Post-retirement Plan has been closed to new hires.

Through the acquisition of the RSI Entities, the Company acquired a non-funded Post-retirement plan. This defined benefit post-retirement healthcare plan covers substantially all retirees and employees.

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

Through the acquisition of the RSI Entities on May 1, 2022, the Company acquired a funded pension plan. The benefits are based on years of service and the employee’s compensation, as defined. The Plan was amended effective March 31, 2011, to freeze the Plan so that no employee shall commence or recommence participation in the Plan, that there shall be no further benefit accruals under the Plan, and that compensation received after the effective date shall not be recognized for any purpose under the Plan. Effective September 30, 2023, the RSI Pension Plan was merged into the Columbia Bank Pension Plan.

The Company also maintains a Retirement Income Maintenance Plan (the "RIM Plan") which is a non-qualified defined benefit plan which provides benefits to all employees of the Company if their benefits under the Pension Plan are limited by Internal Revenue Code Sections 415 and 401(a)(17).

Columbia Bank and Freehold Bank each have a 401(k) plan covering substantially all employees. Columbia Bank may match a percentage of the first 3.00% to 4.50% contributed by participants. Columbia's matching contribution, if any, is determined by their Board of Directors in its sole discretion. Freehold does not presently match any portion of employee contribution but may provide an annual match determined by their Board of Directors in its sole discretion.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Derivatives (continued)

Certain derivative financial instruments are offered to certain commercial banking customers to manage their risk of exposure and risk management strategies. These derivative instruments consist primarily of currency forward contracts and interest rate swap contracts. The risks associated with these transactions is mitigated by simultaneously entering into similar transactions having essentially offsetting terms with a third-party. In addition, the Company executes interest rate swaps with third parties in order to hedge the interest rate risk of short-term FHLB advances.

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

The Company records income taxes in accordance with ASC Topic 740, Income Taxes, using the asset and liability method. Federal and state income taxes have been provided on the basis of the Company's income or loss as reported in accordance with GAAP. The amounts reflected on the Company's federal and state income tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for consolidated financial statement reporting and income tax reporting purposes. Accordingly, deferred tax assets and liabilities: (i) are recognized for the estimated future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2023 and 2022. The Company policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. The Company did not recognize any interest and penalties during the years ended December 31, 2023, 2022 and 2021.

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

Accounting Pronouncements Adopted (continued

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

The Company adopted ASU 2016-13 on January 1, 2022 for all financial assets measured at amortized cost and off-balance- sheet credit exposures. Results for the year ended December 31, 2023 are presented under Accounting Standards Codification 326, Financial Instruments - Credit Losses, while prior period amounts continue to be reported with previously applicable GAAP and have not been restated. Effective January 1, 2022, the Company recorded a $12.1 million decrease in the allowance for credit losses on loans (previously allowance for loan losses), established a $353,000 allowance for credit losses on debt securities available for sale, and recorded a $5.5 million increase in the liability for off-balance-sheet credit exposures, which resulted in a total cumulative effect adjustment of $6.2 million, net of tax, and an increase to retained earnings.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Acquisitions

Freehold Bank

On December 1, 2021, the Company completed its acquisition of Freehold Bancorp, MHC, Freehold Bancorp, Inc. and Freehold Bank (collectively, the "Freehold Entities" or "Freehold"). Pursuant to the terms of the Merger Agreement, Freehold Bancorp, MHC merged with and into the MHC, with the MHC as the surviving entity; and Freehold Bancorp, Inc. merged with and into Columbia Financial, with Columbia Financial as the surviving entity. In connection with the merger, Freehold Bank converted to a federal savings bank and operates as a wholly-owned subsidiary of Columbia Financial. The Company intends to merge Freehold Bank into Columbia Bank at a future date that has not yet been determined. Under the terms of the merger agreement, upon the subsequent merger of the two banks, depositors of Freehold Bank will become depositors of Columbia Bank and will have the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at Freehold Bank. The Company issued 2,591,007 shares of its common stock to the MHC, representing an amount equal to the fair value of the Freehold Entities as determined by an independent appraiser, at the effective time of the holding company mergers.

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the Freehold Entities totaled $413,000, $11,000, and $350,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

The following table sets forth assets acquired, and liabilities assumed in the acquisition of Freehold Entities, at their estimated fair values as of the closing date of the transaction:

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Acquisitions (continued)

Freehold Bank (continued)

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of December 1, 2021, and resulted in the recognition of goodwill of $6.1 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. During the third quarter of 2022, the Company completed all tax returns related to the operations of Freehold Bank and its impact on the Company's income taxes, which resulted in an adjustment of $82,000 to deferred income taxes, net, and a corresponding decrease in goodwill. At both December 31, 2023 and 2022, goodwill related to the Freehold acquisition totaled $6.0 million.

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

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the RSI Entities totaled $193,000, $2.8 million and $196,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of May 1, 2022, and resulted in the recognition of goodwill of $28.0 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. During the third quarter of 2022, the Company completed all tax returns related to the operation of RSI Bank and its impact on the Company's income taxes, which resulted in a $2.0 million adjustment to deferred income taxes, net, and a corresponding decrease in goodwill. During the fourth quarter of, 2022, the Company recorded an adjustment of $490,922 to the original discounted fair value, which resulted in a decrease in additional paid-in-capital, and a corresponding decrease in goodwill. At both December 31, 2023 and 2022, goodwill related to the acquisition of the RSI Entities totaled $25.5 million.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Acquisitions (continued)

Fair Value Measurement of Assets Acquired and Liabilities Assumed

    Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the Freehold and RSI acquisitions:

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

    Deposits. The fair values of deposit liabilities with no stated maturity (i.e., non-interest-bearing and interest-bearing demand deposit accounts, money market and savings and club deposits) are equal to the carrying amounts payable on demand. The fair value of certificates of deposit represents contractual cash flows, discounted to present value using interest rates currently offered on deposits with similar characteristics and remaining maturities.

    Borrowings. The fair values of borrowings consisting of FHLB advances were estimated by discounting future cash flows using market discount rates for borrowings with similar characteristics, terms and remaining maturities.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)     Debt Securities Available for Sale

    Debt securities available for sale at December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$146,387	$924	$(1,810)	$145,501
Mortgage-backed securities and collateralized mortgage obligations	1,009,508	20	(141,943)	867,585
Municipal obligations	2,770	—	(68)	2,702
Corporate debt securities	92,565	2	(14,798)	77,769
	$1,251,230	$946	$(158,619)	$1,093,557

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$67,771	$—	$(4,205)	$63,566
Mortgage-backed securities and collateralized mortgage obligations	1,351,929	135	(170,337)	1,181,727
Municipal obligations	3,697	—	(122)	3,575
Corporate debt securities	92,544	6	(12,784)	79,766
	$1,515,941	$141	$(187,448)	$1,328,634

    The amortized cost and fair value of debt securities available for sale at December 31, 2023, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	December 31, 2023
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$50,854	$50,924
More than one year to five years	122,038	119,556
More than five years to ten years	68,830	55,492
	$241,722	$225,972
Mortgage-backed securities and collateralized mortgage obligations	1,009,508	867,585
	$1,251,230	$1,093,557

Mortgage-backed securities and collateralized mortgage obligations totaling $1.0 billion at amortized cost and $867.6 million at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)     Debt Securities Available for Sale (continued)

During the year ended December 31, 2023, proceeds from the sale of debt securities available for sale totaled $277.0 million, resulting in no gross gains and $10.8 million of gross losses. There were no calls and $4,000 in maturities of debt securities available for sale during the year ended December 31, 2023.

During the year ended December 31, 2022, proceeds from the sale of debt securities available for sale totaled $126.8 million, resulting in gross gains of $710,000 and $500,000 of gross losses. There were no calls and $915,000 in maturities of debt securities available for sale during the year ended December 31, 2022.

During the year ended December 31, 2021, proceeds from the sale of debt securities available for sale totaled $90.3 million, resulting in gross gains of $2.1 million and gross losses $439,000. Proceeds from called debt securities available for sale totaled $14.0 million resulting in no gross gains or losses. Proceeds from matured debt securities available for sale totaled $210,000.

Debt securities available for sale having a carrying value of $211.5 million and $724.0 million, at December 31, 2023 and 2022, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York. Debt securities available for sale having a carrying value of $75.1 million and $28.3 million, at December 31, 2023 and 2022, respectively, were pledged by Freehold Bank for outstanding borrowings at the Federal Home Loan Bank, and for potential borrowings at the Federal Reserve Bank of New York.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at December 31, 2023 and 2022 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$21,344	$(1,810)	$21,344	$(1,810)
Mortgage-backed securities and collateralized mortgage obligations	54	(4)	863,026	(141,939)	863,080	(141,943)
Municipal obligations	—	—	2,702	(68)	2,702	(68)
Corporate debt securities	—	—	75,765	(14,798)	75,765	(14,798)
	$54	$(4)	$962,837	$(158,615)	$962,891	$(158,619)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$47,956	$(2,359)	$15,610	$(1,846)	$63,566	$(4,205)
Mortgage-backed securities and collateralized mortgage obligations	424,328	(29,013)	741,515	(141,324)	1,165,843	(170,337)
Municipal obligations	3,574	(122)	—	—	3,574	(122)
Corporate debt securities	46,751	(5,792)	31,008	(6,992)	77,759	(12,784)
	$522,609	$(37,286)	$788,133	$(150,162)	$1,310,742	$(187,448)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)     Debt Securities Available for Sale (continued)

The number of securities in an unrealized loss position at December 31, 2023 totaled 329, compared with 455 at December 31, 2022. All temporarily impaired securities were investment grade as of December 31, 2023, except two corporate debt security positions totaling $8.1 million which are rated BB+. All temporarily impaired securities were investment grade at December 31, 2022.

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

The following table presents the activity in the allowance for credit losses on debt securities available for sale for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$—	$—
Impact of adopting ASU 2016-13 (CECL) effective January 1, 2022	—	490
(Reversal of) credit losses	—	(490)
Ending balance	$—	$—

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable in the Consolidated Statements of Financial Condition, which totaled $3.7 million and $3.2 million at December 31, 2023 and 2022, respectively, and is excluded from the estimate of credit losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Debt Securities Held to Maturity

Debt securities held to maturity at December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$49,871	$—	$(5,902)	$—	$43,969
Mortgage-backed securities and collateralized mortgage obligations	351,283	—	(38,075)	—	313,208
	$401,154	$—	$(43,977)	$—	$357,177

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$49,871	$—	$(7,304)	$—	$42,567
Mortgage-backed securities and collateralized mortgage obligations	371,652	—	(43,828)	—	327,824
	$421,523	$—	$(51,132)	$—	$370,391

The amortized cost and fair value of debt securities held to maturity at December 31, 2023, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	December 31, 2023
	Amortized Cost	Fair Value
	(In thousands)

More than one year to five years	$29,875	$27,723
More than five years to ten years	9,996	8,661
More than ten years	10,000	7,585
	49,871	43,969
Mortgage-backed securities and collateralized mortgage obligations	351,283	313,208
	$401,154	$357,177

Mortgage-backed securities and collateralized mortgage obligations totaling $351.3 million at amortized cost, and $313.2 million at fair value at December 31, 2023, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

During the year ended December 31, 2023, there were no sales or calls of debt securities held to maturity. During the year ended December 31, 2023, proceeds from matured debt securities held to maturity totaled $4.3 million.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Debt Securities Held to Maturity (continued)
Debt securities held to maturity having a carrying value of $202.9 million and $228.8 million, at December 31, 2023 and 2022, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at December 31, 2023 and 2022 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$43,969	$(5,902)	$43,969	$(5,902)
Mortgage-backed securities and collateralized mortgage obligations	—	—	313,208	(38,075)	313,208	(38,075)
	$—	$—	$357,177	$(43,977)	$357,177	$(43,977)

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$4,956	$(44)	$37,611	$(7,260)	$42,567	$(7,304)
Mortgage-backed securities and collateralized mortgage obligations	275,107	(33,000)	52,717	(10,828)	327,824	(43,828)
	$280,063	$(33,044)	$90,328	$(18,088)	$370,391	$(51,132)

The number of securities in an unrealized loss position at December 31, 2023 totaled 108, compared with 116 at December 31, 2022. All temporarily impaired securities were investment grade as of December 31, 2023 and 2022.

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities held to maturity. Accrued interest receivable on debt securities held to maturity is reported as a component of accrued interest receivable in the Consolidated Statements of Financial Condition, which totaled $997,000 and $1.0 million at December 31, 2023 and 2022, respectively, and is excluded from the estimate of credit losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(6)    Equity Securities at Fair Value

The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, preferred stock in U.S. Government agencies, and a Community Reinvestment Act qualifying bond fund which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at December 31, 2023 and 2022 was $4.1 million and $3.4 million, respectively.

The Company recorded a net increase (decrease) in the fair value of equity securities of $695,000 and $(401,000) during the years ended December 31, 2023 and 2022, respectively, as a component of non-interest income.

During the years ended December 31, 2023 and 2022, there were no sales of equity securities. During the year ended December 31, 2021, sales of equity securities totaled $1.4 million sales resulting in gross gains of $383,000 and no gross losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Receivable and Allowance for Credit Losses

Loans receivable at December 31, 2023 and 2022 are summarized as follows:

	December 31,
	2023	2022
	(In thousands)
Real estate loans:
One-to-four family	$2,792,833	$2,860,184
Multifamily	1,409,187	1,239,207
Commercial real estate	2,377,077	2,413,394
Construction	443,094	336,553
Commercial business loans	533,041	497,469
Consumer loans:
Home equity loans and advances	266,632	274,302
Other consumer loans	2,801	3,425
Total gross loans	7,824,665	7,624,534
Purchased credit-deteriorated loans	15,089	17,059
Net deferred loan costs, fees and purchased premiums and discounts	34,783	35,971
Loans receivable	$7,874,537	$7,677,564

The Company had no loans held-for-sale at December 31, 2023 and 2022. During the year ended December 31, 2023, the Company sold $73.4 million, $21.4 million, $8.1 million, and $18.4 million of one-to-four family real estate loans and home equity loans, commercial real estate loans, construction loans, and SBA loans included in commercial business loans held-for sale, respectively, resulting in gross gains of $2.3 million and gross losses of $1.0 million. During the year ended December 31, 2022, the Company sold $2.7 million, $2.8 million, and $4.1 million of one-to-four family real estate loans, SBA loans included in commercial business loans, and construction loans held-for sale, respectively, resulting in gross gains of $242,000 and gross losses of $64,000. During the year ended December 31, 2021, the Company sold $18.5 million, $19.1 million, $6.4 million, and $258.1 million of one-to-four family real estate loans and home equity loans, commercial real estate loans, construction loans, and commercial business and SBA loans held-for-sale, respectively, resulting in gross gains of $8.6 million and gross losses of $24,000.

During the year ended December 31, 2023, the Company purchased a $14.7 million commercial real estate participation loan from a third-party financial institution. During the year ended December 31, 2022 the Company purchased $8.3 million of one-to-four family real estate loans from third parties. During the year ended December 31, 2021 the Company purchased $11.8 million of one-to-four family real estate loans and $73.6 million of commercial real estate loans from third parties.

At December 31, 2023 and 2022, commercial business loans included $809,000, and $1.6 million, respectively, in SBA Payroll Protection Program ("PPP") loans and net deferred fees related to these loans totaling $0 and $13,000, respectively.

At December 31, 2023 and 2022, the carrying value of loans serviced by the Company for investors was $551.0 million and $497.1 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition. Servicing income totaled $1.4 million, $1.3 million, and $1.5 million for the years ended December 31, 2023, 2022 and 2021.

The Company has entered into guarantor swaps with Freddie Mac which results in improved liquidity. During the year ended December 31, 2023 and 2022, no loans were exchanged for Freddie Mac mortgage participation certificates. During the year ended December 31, 2021, the Company exchanged $99.6 million of loans for Freddie Mac mortgage participation certificates, resulting in gross gains of $2.3 million gross gains and no gross losses. The Company retained servicing of these loans.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The Company has granted loans to certain officers and directors of the Company and its subsidiaries and to their associates. At December 31, 2023 and 2022, such loans totaled approximately $9.1 million and $9.3 million, respectively. During the years ended December 31, 2023, 2022 and 2021 Columbia Bank granted one new loan to a related party for $100,000, two new loans to a related party totaling $751,000, and one new loan to a related party for $522,700, respectively. These loans are performing in accordance with their original terms.

The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCD loans, at December 31, 2023 and 2022:

	December 31, 2023
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$11,079	$4,254	$1,558	$16,891	$3,139	$2,775,942	$2,792,833
Multifamily	—	—	—	—	—	1,409,187	1,409,187
Commercial real estate	1,711	2,472	2,740	6,923	2,740	2,370,154	2,377,077
Construction	—	—	—	—	—	443,094	443,094
Commercial business loans	1,727	4,917	6,518	13,162	6,518	519,879	533,041
Consumer loans:
Home equity loans and advances	779	14	170	963	221	265,669	266,632
Other consumer loans	1	—	—	1	—	2,800	2,801
Total loans	$15,297	$11,657	$10,986	$37,940	$12,618	$7,786,725	$7,824,665

	December 31, 2022
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$4,063	$1,149	$1,808	$7,020	$2,730	$2,853,164	$2,860,184
Multifamily	—	—	—	—	—	1,239,207	1,239,207
Commercial real estate	—	853	2,892	3,745	2,892	2,409,649	2,413,394
Construction	5,218	—	—	5,218	—	331,335	336,553
Commercial business loans	220	—	474	694	801	496,775	497,469
Consumer loans:
Home equity loans and advances	465	33	286	784	286	273,518	274,302
Other consumer loans	3	1	12	16	12	3,409	3,425
Total loans	$9,969	$2,036	$5,472	17,477	$6,721	$7,607,057	$7,624,534

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. Non-accruing loans are returned to an accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At December 31, 2023 and 2022, non-accrual loans totaled $12.6 million and $6.7 million, respectively. Included in non-accrual loans at December 31, 2023 and 2022, are 10 and 7 loans totaling $1.6 million and $1.2 million which are less than 90 days in arrears.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

If non-accrual loans had performed in accordance with their original terms, interest income would have increased by $909,000, $392,000, and $190,000 for the years ended December 31, 2023, 2022 and 2021, respectively. The amount of cash basis interest income that was recognized on these loans during the years ended December 31, 2023, 2022 and 2021, was $358,000, $161,000, and $242,000, respectively.

At December 31, 2023 and 2022, there were no loans past due 90 or more still accruing interest.

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

At December 31, 2023 and 2022, PCD loans acquired in the Stewardship Financial Corporation acquisition totaled $1.7 million and $2.0 million, respectively, PCD loans acquired in the Roselle Bank acquisition totaled $0 and $184,000, respectively, PCD loans acquired in the Freehold Bank acquisition totaled $2.8 million and $3.7 million, respectively, and PCD loans acquired in the RSI Bank acquisition totaled $10.6 million and $11.3 million, respectively. An initial allowance for credit losses of $633,000 was recorded through a gross-up adjustment to fair values of PCD loans related to the loans acquired in connection with the RSI Bank acquisition.

We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At December 31, 2023 and 2022, the Company had no real estate owned. At December 31, 2023, we had one residential mortgage loan and one home equity loan with carrying values of $576,000 and $93,000, respectively, collateralized by residential real estate which were in the process of foreclosure. At December 31, 2022 we had two home equity loans with a total carrying value of $81,000, collateralized by residential real estate which were in the process of foreclosure.

On January 1, 2022, the Company adopted CECL (ASC Topic 326), which replaced the historical incurred loss methodology with an expected loss methodology. The loan portfolio segmentation was expanded to seven portfolio segments taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans receivable. Accrued interest receivable on loans receivable is reported as a component of accrued interest receivable in the Consolidated Statements of Financial Condition, which totaled $32.9 million and $29.4 million at December 31, 2023 and 2022, respectively and is excluded from the estimate of credit losses. Refer to note 2, Summary of Significant Accounting Policies for additional information on the adoption of Topic 326 and CECL methodology.

The allowance for credit losses on loans ("ACL") is established through the provision for credit losses that are charged to income, which is based upon an evaluation of estimated losses in the current loan portfolio, including the evaluation of individually analyzed loans. Charge-offs against the ACL are taken on loans where management determines that the collection of loan principal and interest is unlikely. Recoveries made on loans that have been charged-off are credited to the ACL. Although we believe we have established and maintained the ACL on loans at appropriate levels, changes in reserves may be necessary if actual economic and other conditions differ substantially from the forecast used in estimating the ACL.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The following tables summarize loans receivable (including PCD loans) and allowance for credit losses by portfolio segment and impairment method at December 31, 2023 and 2022:

	December 31, 2023
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually analyzed loans	$186	$7	$237	$—	$154	$30	$—	$614
Collectively analyzed loans	12,827	8,735	15,378	7,758	7,742	1,862	7	54,309
Loans acquired with deteriorated credit quality	4	—	142	—	27	—	—	173
Total	$13,017	$8,742	$15,757	$7,758	$7,923	$1,892	$7	$55,096

Total loans:
Individually analyzed loans	$4,063	$382	$15,360	$—	$11,550	$601	$—	$31,956
Collectively analyzed loans	2,788,770	1,408,805	2,361,717	443,094	521,491	266,031	2,801	7,792,709
Loans acquired with deteriorated credit quality	1,893	—	12,689	—	369	138	—	15,089
Total loans	$2,794,726	$1,409,187	$2,389,766	$443,094	$533,410	$266,770	$2,801	$7,839,754

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

The following tables presents the modifications of loans to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2023:

	For the Year Ended December 31, 2023
	Amortized Cost	Term Extension	Combination of Term Extension, Interest Rate Reduction, and Principal Forgiveness	% of Total Class of Loans Receivable
	(In thousands)

Commercial real estate	$1,038	$1,038	$—	—%
Construction	2,317	2,317	—	0.5
Commercial business	5,240	240	5,000	1.0
Total loans	$8,595	$3,595	$5,000	0.1%

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The following tables describes the types of modifications of loans to borrowers experiencing financial difficulty during the year ended December 31, 2023:

For the Year Ended December 31, 2023
Type of Modifications

Commercial real estate	12 month term extension
Construction	12 month term extension
Commercial business	12 month term extension, interest rate reduction, and/or principal forgiveness

The Company closely monitors the performance of modifications of loans to borrowers experiencing financial difficulty to understand the effectiveness of these modification efforts. The Company did not extend any commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the year ended December 31, 2023:

The following tables presents the aging analysis of modifications of loans to borrowers experiencing financial difficulty at December 31, 2023:

		December 31, 2023
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)

Commercial real estate	$1,035	$—	$—	$—	$—	$1,035
Construction	2,317	—	—	—	—	2,317
Commercial business	—	—	4,917	—	237	5,154
Total loans	$3,352	$—	$4,917	$—	$237	$8,506

The activity in the allowance for credit losses on loans for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)

Balance at beginning of period	$52,803	$62,689	$74,676
Impact of Adopting ASU No. 2016-13 ("CECL") effective January 1, 2022	—	(16,443)	—
Initial allowance related to PCD loans	—	633	—
Provision for (reversal of) credit losses	4,787	5,969	(9,953)
Recoveries	1,000	593	1,530
Charge-offs	(3,494)	(638)	(3,564)
Balance at end of period	$55,096	$52,803	$62,689

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2023, 2022, and 2021, are as follows:

	For the Year Ended December 31, 2023
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Balance at beginning of period	$11,802	$7,877	$18,111	$6,425	$6,897	$1,681	$10	$52,803
Provision for (reversal of) credit losses	1,783	865	(2,225)	1,333	2,765	160	106	4,787
Recoveries	17	—	21	—	879	77	6	1,000
Charge-offs	(585)	—	(150)	—	(2,618)	(26)	(115)	(3,494)
Balance at end of period	$13,017	$8,742	$15,757	$7,758	$7,923	$1,892	$7	$55,096

	For the Year Ended December 31, 2022
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Balance at beginning of period	$8,798	$7,741	$16,114	$8,943	$20,214	$873	$6	$62,689
Impact of adopting ASU No. 2016-13	(2,308)	(2,030)	(4,227)	(2,346)	(5,302)	(229)	(1)	(16,443)
Initial allowance related to PCD loans	131	—	474	3	19	6	—	633
Provision for (reversal of) credit losses	5,225	2,166	5,750	(175)	(8,052)	1,019	36	5,969
Recoveries	338	—	—	—	208	45	2	593
Charge-offs	(382)	—	—	—	(190)	(33)	(33)	(638)
Balance at end of period	$11,802	$7,877	$18,111	$6,425	$6,897	$1,681	$10	$52,803

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The following tables present individually analyzed loans by segment, excluding PCD loans, at December 31, 2023 and 2022:

	At December 31, 2023
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$1,170	$1,519	$—
Multifamily	49	52	—
Commercial real estate	12,741	14,364	—
Commercial business loans	5,814	6,764	—
Consumer loans:
Home equity loans and advances	145	163	—
	19,919	22,862	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	2,893	2,911	186
Multifamily	333	333	7
Commercial real estate	2,619	2,622	237
Commercial business loans	5,736	5,736	154
Consumer loans:
Home equity loans and advances	456	456	30
	12,037	12,058	614
Total:
Real estate loans:
One-to-four family	4,063	4,430	186
Multifamily	382	385	7
Commercial real estate	15,360	16,986	237
Commercial business loans	11,550	12,500	154
Consumer loans:
Home equity loans and advances	601	619	30
Total loans	$31,956	$34,920	$614

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

Specific allocations of the allowance for credit losses attributable to individually analyzed loans totaled $614,000 and $339,000 at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, impaired loans for which there was no related allowance for credit losses totaled $19.9 million and $16.6 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The following table presents interest income recognized for individually analyzed loans by loan segment, excluding PCD loans, for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023		2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$4,328	$196	$4,385	$203	$5,738	$285
Multifamily	420	19	598	28	8,420	371
Commercial real estate	16,234	694	16,479	733	16,913	467
Commercial business loans	6,134	331	1,289	88	2,121	139
Consumer loans:
Home equity loans and advances	646	42	785	39	1,119	43
Totals	$27,762	$1,282	$23,536	$1,091	$34,311	$1,305

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating, excluding PCD loans, at December 31, 2023 and 2022:

	Loans by Year of Origination at December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$156,279	$786,735	$793,074	$272,215	$165,337	$614,351	$—	$—	$2,787,991
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,176	769	283	629	1,985	—	—	4,842
Total One-to-Four Family	156,279	787,911	793,843	272,498	165,966	616,336	—	—	2,792,833
Gross charge-offs	—	208	197	—	29	151	—	—	585

Multifamily
Pass	111,612	317,277	359,983	157,294	202,923	255,578	—	—	1,404,667
Special mention	—	—	—	—	—	4,520	—	—	4,520
Substandard	—	—	—	—	—	—	—	—	—
Total Multifamily	111,612	317,277	359,983	157,294	202,923	260,098	—	—	1,409,187
Gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	191,030	422,058	371,578	174,705	236,263	930,740	—	—	2,326,374
Special mention	—	—	465	—	871	24,405	—	—	25,741
Substandard	—	5,743	905	1,799	—	16,515	—	—	24,962
Total Commercial Real Estate	191,030	427,801	372,948	176,504	237,134	971,660	—	—	2,377,077
Gross charge-offs	—	—	—	—	64	86	—	—	150

Construction
Pass	99,634	270,397	65,374	4,933	439	2,317	—	—	443,094
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Construction	99,634	270,397	65,374	4,933	439	2,317	—	—	443,094
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business
Pass	$67,529	$58,118	$28,989	$27,194	$15,499	$38,954	$272,698	$—	$508,981
Special mention	127	303	—	97	14	1,389	4,587	—	6,517
Substandard	—	76	88	6	1,081	6,150	10,142	—	17,543
Total Commercial Business	67,656	58,497	29,077	27,297	16,594	46,493	287,427	—	533,041
Gross charge-offs	—	—	31	34	2,249	304	—	—	2,618

Home Equity Loans and Advances
Pass	20,198	20,713	18,139	11,368	9,877	84,261	37,261	64,558	266,375
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	257	—	—	257
Total Home Equity Loans and Advances	20,198	20,713	18,139	11,368	9,877	84,518	37,261	64,558	266,632
Gross charge-offs	—	—	—	—	—	26	—	—	26

Other Consumer Loans
Pass	2,199	151	38	6	18	68	321	—	2,801
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	2,199	151	38	6	18	68	321	—	2,801
Gross charge-offs	—	61.0	52.0	—	—	2.0	—	—	115.0

Total Loans	648,608	1,882,747	1,639,402	649,900	632,951	1,981,490	325,009	64,558	7,824,665
Total gross charge-offs	$—	$269	$280	$34	$2,342	$569	$—	$—	$3,494

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(8)    Office Properties and Equipment, net

Office properties and equipment less accumulated depreciation at December 31, 2023 and 2022 are summarized as follows:

	December 31,
	2023	2022
	(In thousands)

Land	$14,623	$16,534
Buildings	37,383	39,097
Land and building improvements	45,272	40,501
Leasehold improvements	26,021	23,555
Furniture and equipment	36,785	34,747
	160,084	154,434
Less accumulated depreciation and amortization	(76,507)	(70,557)
Total office properties and equipment, net	$83,577	$83,877

Land and building improvements at December 31, 2023 and 2022 included $1.6 million and $4.5 million, respectively, in construction in progress for the renovation of various office facilities. During the year ended December 31, 2023, the Bank classified a building as held-for-sale totaling $1.0 million, which is included in buildings. During the year ended December 31, 2022, the Bank acquired and sold $1.7 million included in buildings classified as held-for-sale.

Depreciation and amortization expense for the years ended December 31, 2023, 2022 and 2021, amounted to $7.8 million, $7.3 million, $6.7 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(9)    Leases

The Company leases real estate property for branches and office space. At December 31, 2023 and 2022, all of the Company's leases are classified as operating leases.

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

At December 31, 2023 and 2022, the weighted average remaining lease term for operating leases was 5.9 years and 6.5 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 2.70% and 2.35%, respectively.

The Company elected to account for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During both the years ended December 31, 2023 and 2022, operating and variable lease expenses totaled approximately $2.7 million.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the years ended December 31, 2023 and 2022. At December 31, 2023, the Company had no leases which had not yet commenced.

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

	Lease Payment Obligations at December 31,
	2023	2022
	(In thousands)

One year or less	$4,204	$4,290
After one year to two years	3,536	3,745
After two years to three years	3,154	3,075
After three years to four years	2,271	2,773
After four years to five years	1,807	2,000
Thereafter	2,974	4,345
Total undiscounted cash flows	17,946	20,228
Discount on cash flows	(1,411)	(1,613)
Total lease liability	$16,535	$18,615

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(10)    Goodwill and Intangible Assets

Intangible assets at December 31, 2023 and 2022 are summarized as follows:

	December 31,
	2023	2022
	(In thousands)

Goodwill	$110,715	$110,715
Core deposit intangibles	11,155	13,505
Mortgage servicing rights	1,480	922
	$123,350	$125,142

Mortgage servicing rights' amortization expense for the years ended December 31, 2023, 2022, and 2021 amounted to $239,000, $233,000, and $266,000, respectively. Core deposit intangible amortization expense for the years ended December 31, 2023, 2022, and 2021 amounted to $2.4 million, $2.0 million, and $1.0 million, respectively.

Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows:

Year Ended December 31,	Core Deposit Intangible Amortization
(In thousands)

2024	$2,191
2025	2,018
2026	1,829
2027	1,615
2028	1,361
Thereafter	2,141
Total	$11,155

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(11)    Deposits

Deposits at December 31, 2023 and 2022 are summarized as follows:

	December 31,
	2023		2022
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,437,361	—%	$1,806,152	—%
Interest-bearing demand	1,966,463	2.07	2,592,884	0.75
Money market accounts	1,255,528	3.28	718,524	0.93
Savings and club deposits	700,348	0.48	913,738	0.06
Certificates of deposit	2,486,856	3.91	1,969,861	2.16
Total deposits	$7,846,556	2.31%	$8,001,159	0.86%

The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $1.5 billion and $1.1 billion at December 31, 2023 and 2022, respectively.

Scheduled maturities of certificates of deposit accounts at December 31, 2023 and 2022 are summarized as follows:

	December 31,
	2023	2022
	(In thousands)

One year or less	$2,077,863	$1,189,826
After one year to two years	321,271	610,965
After two years to three years	57,836	92,120
After three years to four years	13,427	48,981
After four years	16,459	27,969
	$2,486,856	$1,969,861

Interest expense on deposits for the years ended December 31, 2023, 2022, and 2021 are summarized as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)

Demand (including money market accounts)	$62,070	$13,900	$10,077
Savings and club deposits	2,231	466	731
Certificates of deposit	60,861	13,512	18,301
	$125,162	$27,878	$29,109

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)    Borrowings

Borrowings at December 31, 2023 and 2022 are summarized as follows:

	December 31,
	2023	2022	2023	2022
	Balance		Weighted Average Interest Rate
	(In thousands)

FHLB advances	$1,521,733	$1,090,159	4.92%	4.37%
Notes payable	—	29,894	—	3.35
Junior subordinated debentures	6,962	6,994	8.59	7.69
	$1,528,695	$1,127,047	4.94%	4.36%

At December 31, 2023 and 2022, the Company had no outstanding overnight lines of credit with the FHLB. Interest expense on overnight advances for the years ended December 31, 2023, 2022, and 2021, were $923,000, $1.9 million, and $7,000, respectively.

At December 31, 2023, each of the Banks could borrow funds from the FHLB under an overnight advance program up to the Bank's maximum borrowing capacities based on their ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital. Additionally, at both December 31, 2023 and 2022, Columbia Bank had unused correspondent bank lines of credit with an aggregate overnight borrowing capacity of $339.0 million.

At December 31, 2023, FHLB advances were at fixed rates with maturities between January 2024 and September 2028 and at December 31, 2022, FHLB advances were at fixed rates with maturities between January 2023 and August 2027. At December 31, 2023 and 2022, FHLB advances were collateralized by FHLB capital stock owned by each of the banks, and Columbia Bank loans with carrying values totaling $3.6 billion and $1.6 billion, respectively. At December 31, 2023 and 2022, FHLB advances were collateralized with Freehold loans with carrying values totaling $29.1 million and $35.0 million, respectively. Loans securing advances consists of one-to-four family, multifamily and commercial and home equity real estate loans. At December 31, 2023 and 2022, FHLB advances were also collateralized by Columbia securities with carrying values totaling $16.4 million and $87.7 million, respectively. At December 31, 2023 and 2022, FHLB advances were also collateralized by Freehold securities with carrying values totaling $43.1 million and $27.6 million, respectively. Interest expense on fixed rate FHLB advances for the years ended December 31, 2023, 2022, and 2021, were $61.5 million, $11.5 million, and $7.6 million, respectively.

At December 31, 2023 and 2022, short-term FHLB advances totaling $380.0 million and $290.0 million, respectively, were designated as hedged items as part of a cash flow hedging program. See note 21 for information regarding these transactions.

Scheduled maturities of FHLB advances at December 31, 2023 are summarized as follows:

Year Ended December 31, 2023
(In thousands)

One year or less	$906,995
After one year to two years	142,438
After two years to three years	187,102
After three years to four years	124,648
After four years	160,550
Total FHLB advances	$1,521,733

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)    Borrowings (continued)

During 2021, the Company entered into a $30.0 million unsecured term note with a third party at a fixed interest rate of 3.35% and a maturity date of December 21, 2024. During the fourth quarter of 2023, this note was paid in full. At December 31, 2022 the carrying value of the term note was $29.9 million. Interest expense on the term note, for the years ended December 31, 2023 and 2022 was $823,000 and $1.1 million, respectively.

During 2021, the Company also established a $30.0 million unsecured revolving credit facility with a third party at a variable rate indexed to the prime rate as published by the Wall Street Journal. During 2023, the Company utilized $1.5 million of the credit line and repaid it in full as of December 31, 2023. During the fourth quarter of 2023, this credit facility was terminated. Interest expense on the revolving credit facility for the year ended December 31, 2023 and 2022 was $95,000 and $122,000, respectively. The Company utilized $6.5 million of the credit line and repaid it in full as of December 31, 2022.

At both December 31, 2023 and 2022, the carrying value of junior subordinated debt balances was $7.0 million. The balance outstanding at December 31, 2023 and 2022 represents debentures issued in 2003 by Stewardship Statutory Trust (the "Trust"), a statutory business trust that was acquired in the Stewardship merger. These floating rate debentures mature on September 17, 2033 and adjust quarterly at a rate of three month Secured Overnight Financing Rate ("SOFR") plus 2.95%. At December 31, 2023 and 2022 the rate of interest was 8.59% and 7.69%, respectively. Interest expense for the years ended December 31, 2023, 2022, and 2021 were $624,000, $370,000, $245,000, respectively.

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

Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of December 31, 2023 and 2022, each of the Company and the Columbia Bank and Freehold Bank exceeded all capital adequacy requirements to which it is subject.

Based upon most recent notification from federal banking regulators, the banks were categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank's category.

The following tables presents the Company's, Columbia Bank's and Freehold Bank's actual capital amounts and ratios at December 31, 2023 and 2022 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Stockholders' Equity (continued)

Regulatory Capital (continued)

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements With Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At December 31, 2023:
Total capital (to risk-weighted assets)	$1,120,849	14.08%	$636,767	8.00%	$835,757	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,060,490	13.32	477,575	6.00	676,565	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,053,273	13.23	358,182	4.50	557,171	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,060,490	10.04	422,441	4.00	422,441	4.00	N/A	N/A

At December 31, 2022:
Total capital (to risk-weighted assets)	$1,145,331	15.39%	$595,313	8.00%	$781,348	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,085,665	14.59	446,484	6.00	632,520	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,078,448	14.49	334,863	4.50	520,899	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,085,665	10.68	406,643	4.00	406,643	4.00	N/A	N/A

Columbia Bank
At December 31, 2023:
Total capital (to risk-weighted assets)	$1,033,138	14.02%	$589,622	8.00%	$773,879	10.50%	$737,028	10.00%
Tier 1 capital (to risk-weighted assets)	974,127	13.22	442,217	6.00	626,474	8.50	589,622	8.00
Common equity tier 1 capital (to risk-weighted assets)	974,127	13.22	331,663	4.50	515,920	7.00	479,068	6.50
Tier 1 capital (to adjusted total assets)	974,127	9.48	411,126	4.00	411,126	4.00	513,908	5.00

At December 31, 2022:
Total capital (to risk-weighted assets)	$1,019,850	14.12%	$577,656	8.00%	$758,173	10.50%	$722,070	10.00%
Tier 1 capital (to risk-weighted assets)	961,613	13.32	433,242	6.00	613,759	8.50	577,656	8.00
Common equity tier 1 capital (to risk-weighted assets)	961,613	13.32	324,931	4.50	505,449	7.00	469,345	6.50
Tier 1 capital (to adjusted total assets)	961,613	9.74	394,968	4.00	394,968	4.00	493,711	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Stockholders' Equity (continued)

Regulatory Capital (continued)

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements With Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Freehold Bank	(In thousands, except ratio data)
At December 31, 2023:
Total capital (to risk-weighted assets)	$45,417	22.50%	$16,152	8.00%	$21,199	10.50%	$20,189	10.00%
Tier 1 capital (to risk-weighted assets)	44,045	21.82	12,114	6.00	17,161	8.50	16,152	8.00
Common equity tier 1 capital (to risk-weighted assets)	44,045	21.82	9,085	4.50	14,133	7.00	13,123	6.50
Tier 1 capital (to adjusted total assets)	44,045	15.27	11,539	4.00	11,539	4.00	14,424	5.00

At December 31, 2022:
Total capital (to risk-weighted assets)	$44,725	22.92%	$15,609	8.00%	$20,486	10.50%	$19,511	10.00%
Tier 1 capital (to risk-weighted assets)	43,298	22.19	11,706	6.00	16,584	8.50	15,609	8.00
Common equity tier 1 capital (to risk-weighted assets)	43,298	22.19	8,780	4.50	13,657	7.00	12,682	6.50
Tier 1 capital (to adjusted total assets)	43,298	15.19	11,399	4.00	11,399	4.00	14,249	5.00

Stock Repurchase Program

    On December 6, 2021, the Company announced that its Board of Directors authorized the Company's fourth stock repurchase program to acquire up to 5,000,000 shares, or approximately 4.6% of the Company's then issued and outstanding common stock, commencing upon the completion of the Company's third stock repurchase program. On January 30, 2023, the Company completed the repurchases under the third stock repurchase program.

On December 14, 2022 the Company announced that its Board of Directors authorized the Company's fifth stock repurchase program to acquire up to 3,000,000 shares, or approximately 2.7% of the Company's then issued and outstanding common stock, commencing upon the completion of the Company’s fourth stock repurchase program. On April 25, 2023, the Company completed the repurchases under the fourth stock repurchase program.

On May 25, 2023, the Company announced that its Board of Directors authorized the Company's sixth stock repurchase program to acquire up to 2,000,000 shares, or approximately 1.9% of the Company's then issued and outstanding common stock. As of December 31, 2023, there were 1,106,841 shares authorized and remaining to be purchased under this program.
During the years ended December 31, 2023, 2022, and 2021 the Company repurchased 4,242,693 shares at a cost of approximately $80.5 million, or $18.97 per share, and 4,464,405 shares at a cost of approximately $94.0 million, or $21.05 per share, and 6,055,119 shares at a cost of approximately $107.8 million, or $17.80 respectively, under these programs. Repurchased shares are held as treasury stock and are available for general corporate purposes.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan"), Post-retirement Plan, Split-Dollar Life Insurance Plans

The Company maintains a single employer, tax-qualified defined benefit pension plan (the "Pension Plan") which covers full-time employees that satisfy the Pension Plan's eligibility requirements. The benefits are based on years of service and the employee's average compensation for the highest five consecutive years of employment. Effective October 1, 2018, newly hired employees are not eligible to participate in Columbia Bank's Pension Plan as the plan has been closed to new employees as of that date.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, Split-Dollar Life Insurance Plans (cont'd)

The following table sets forth information regarding the Pension Plan, RIM, Post-retirement Plan and Split-Dollar Life Insurance Plans at December 31, 2023 and 2022:

	At December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$222,132	$310,416	$12,610	$15,650	$19,783	$26,335	$15,977	$20,140
Acquired	—	—	—	—	—	—	—	1,503
Service cost	4,679	6,466	277	372	215	346	277	511
Interest cost	11,637	9,510	632	389	970	600	818	612
Actuarial loss (gain)	22,535	(88,943)	377	(3,505)	947	(6,849)	81	(6,534)
Benefits paid	(10,866)	(15,317)	(346)	(296)	(767)	(649)	(196)	(255)
Impact of plan merger [1]	5,751	—	—	—	—	—	—	—
Benefit obligation at end of year	255,868	222,132	13,550	12,610	21,148	19,783	16,957	15,977

Change in plan assets:
Fair value of plan assets at beginning of year	403,752	492,132	—	—	—	—	—	—
Actuarial return (loss) on plan assets	53,391	(83,063)	—	—	—	—	—	—
Employer contributions	—	10,000	346	296	767	649	196	255
Benefits paid	(10,866)	(15,317)	(346)	(296)	(767)	(649)	(196)	(255)
Impact of plan merger [1]	7,282	—	—	—	—	—	—	—
Fair value of plan assets at end of year	453,559	403,752	—	—	—	—	—	—
Funded status at end of year	$197,691	$181,620	$(13,550)	$(12,610)	$(21,148)	$(19,783)	$(16,957)	$(15,977)

[1] During 2023, the RSI Pension Plan assumed as part of the 2022 RSI acquisition, was merged into the Columbia Bank Pension Plan.

At December 31, 2023 and 2022, the unfunded liability for the RIM Plan and Post-retirement Plan of $13.6 million and $21.1 million, and $12.6 million and $19.8 million, respectively, were included in other liabilities in the Consolidated Statements of Financial Condition, and the over-funded pension benefits associated with the Pension Plan totaling $197.7 million and $181.6 million respectively, were included in other assets in the Consolidated Statements of Financial Condition.

The actuarial losses related to the change in benefit obligations for the year ended December 31, 2023 resulted from a decrease in the discount rates and the update of census data, while the significant increase in actuarial gains related to the change in benefit obligations for the year ended December 31, 2022 resulted from a substantial increase in the discount rates.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, Split-Dollar Life Insurance Plans (cont'd)

The components of accumulated other comprehensive income related to the Pension Plan, RIM Plan, and Post-retirement Plan and Split-Dollar Life Insurance Plan on a pre-tax basis, at December 31, 2023, 2022, and 2021, are summarized in the following table:

	At December 31,
	2023				2022
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
	(In thousands)

Unrecognized prior service costs	$—	$—	$—	$238	$—	$—	$—	$294
Unrecognized net actuarial loss (income)	59,463	2,102	787	16	60,970	1,781	(161)	(65)
Total accumulated other comprehensive loss (income)	$59,463	$2,102	$787	$254	$60,970	$1,781	$(161)	$229

	At December 31, 2021
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
	(In thousands)

Unrecognized prior service costs	$—	$—	$—	$350
Unrecognized net actuarial loss	38,909	5,730	6,999	7,071
Total accumulated other comprehensive loss	$38,909	$5,730	$6,999	$7,421

Net periodic (income) benefit cost for the Pension Plan, RIM Plan, Post-retirement Plan and Split-Dollar Life Insurance plan benefits for the years ended December 31, 2023 and 2022, and 2021, includes the following components:

	For the Year Ended December 31, 2023
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$4,679	$277	$215	$277	Compensation and employee benefits
Interest cost	11,637	632	970	818	Other non-interest expense
Expected return on plan assets	(30,771)	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	56	Other non-interest expense
Net loss	796	57	—	—	Other non-interest expense
Net periodic (income) benefit cost	$(13,659)	$966	$1,185	$1,151

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

There are no contributions expected to made to the Pension Plan during the year ended December 31, 2024.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, Split-Dollar Life Insurance Plans (cont'd)

The weighted average actuarial assumptions used in the plan determinations at and for the years ended December 31, 2023, 2022, and 2021 were as follows:

	At and For the Year Ended December 31, 2023
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
Weighted average assumptions used to determine benefit obligation:
Discount rate	5.07%	5.01%	4.96%	5.11%
Rate of compensation increase	4.50	4.50	N/A	4.50
Weighted average assumptions used to determine net periodic benefit cost:
Discount Rates:
Benefit obligation	5.26%	5.21%	5.18%	5.31%
Remeasurement rate	5.19	N/A	N/A	N/A
Service cost	5.36	5.28	5.30	5.41
Remeasurement rate	5.26	N/A	N/A	N/A
Interest cost	5.14	5.10	5.07	5.19
Remeasurement rate	5.16	N/A	N/A	N/A
Expected rate of return on plan assets	7.50	N/A	N/A	N/A
Remeasurement rate	7.50	N/A	N/A	N/A
Rate of compensation increase	4.50	3.75	N/A	3.75

	At and For the Year Ended December 31, 2022
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
Weighted average assumptions used to determine benefit obligation:
Discount rate	5.26%	5.21%	5.18%	5.31%
Rate of compensation increase	3.75	3.75	N/A	3.75
Weighted average assumptions used to determine net periodic benefit cost:
Discount Rates:
Benefit obligation	3.14%	2.97%	2.90%	3.30%
Remeasurement rate	4.86	N/A	N/A	N/A
Service cost	3.32	3.16	3.19	3.49
Remeasurement rate	4.95	N/A	N/A	N/A
Interest cost	2.66	2.52	2.34	2.95
Remeasurement rate	4.58	N/A	N/A	N/A
Expected rate of return on plan assets	6.20	N/A	N/A	N/A
Remeasurement rate	7.00	N/A	N/A	N/A
Rate of compensation increase	3.75	3.75	N/A	3.75

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, Split-Dollar Life Insurance Plans (cont'd)

	At and For the Year Ended December 31, 2021
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
Weighted average assumptions used to determine benefit obligation:
Discount rate	3.14%	2.97%	2.90%	3.22%
Rate of compensation increase	3.75	3.75	N/A	3.75
Weighted average assumptions used to determine net periodic benefit cost:
Discount Rates:
Benefit obligation	2.92%	2.67%	2.59%	3.01%
Remeasurement rate	3.20	N/A	N/A	N/A
Service cost	3.21	2.93	2.96	3.26
Remeasurement rate	3.46	N/A	N/A	N/A
Interest cost	2.28	2.10	1.88	2.53
Remeasurement rate	2.55	N/A	N/A	N/A
Expected rate of return on plan assets	6.20	N/A	N/A	N/A
Rate of compensation increase	3.75	3.75	N/A	3.75

For measurement purposes in the Post-retirement Plan, the fiscal year 2023 weighted average health care cost trend rate assumption was 7.60% for pre-65 year olds and 7.85% for post-65 year olds in 2023, decreasing ratably to 4.50% through 2033.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, Split-Dollar Life Insurance Plans (cont'd)

Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years and thereafter are as follows:

For the Year Ended December 31,	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
	(In thousands)

2024	$11,392	$595	$1,489	$475
2025	12,463	878	1,628	535
2026	13,481	924	1,760	597
2027	14,473	952	1,828	656
2028	15,390	974	1,833	719
2029 - 2033	85,990	5,018	8,240	4,544

The weighted average asset allocation of pension assets at December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022

Domestic equities	31.2%	38.4%
Foreign equities	10.9	11.1
Fixed income	55.5	49.0
Cash	2.4	1.5
Total	100.0%	100.0%

Management, under the direction of Columbia Bank's Pension Committee, strives to have pension assets sufficiently diversified so that adverse or unexpected results from one security class will not have a significant detrimental impact on the entire portfolio. The 2023 target allocation of assets and acceptable ranges around the targets are as follows:

Allowable Range
Equities	30-60%
Fixed income	40-70%
Real estate	0-10%
Cash	0-10%

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, Split-Dollar Life Insurance Plans (cont'd)

The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the Statements of Net Assets Available for Plan Benefits at December 31, 2023 and 2022, respectively. A financial instrument's level within the fair value hierarchy's is based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2023
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Money market mutual funds	$10,711	$10,711	$—	$—
Mutual funds - value stock fund	18,132	18,132	—	—
Mutual funds - fixed income	251,889	251,889	—	—
Mutual funds - international stock	49,260	49,260	—	—
Mutual funds - institutional stock index	123,567	123,567	—	—
	$453,559	$453,559	$—	$—

	December 31, 2022
		Fair Value Measurements
	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Money market mutual funds	$6,247	$6,247	$—	$—
Mutual funds - value stock fund	32,764	32,764	—	—
Mutual funds - fixed income	197,680	197,680	—	—
Mutual funds - international stock	44,833	44,833	—	—
Mutual funds - institutional stock index	122,228	122,228	—	—
	$403,752	$403,752	$—	$—

Money market and other mutual funds are reported at fair value in the tables above utilizing exchange quoted prices in active markets for identical instruments (Level 1 inputs).

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan and Post-retirement Plan Acquired-RSI

Through the acquisition of the RSI Entities on May 1, 2022, the Company acquired a funded pension plan and a non-funded post-retirement plan. The benefits are based on years of service and the employee’s compensation, as defined. The Plan was amended effective March 31, 2011, to freeze the Plan so that no employee shall commence or recommence participation in the Plan, that there shall be no further benefit accruals under the Plan, and that compensation received after the effective date shall not be recognized for any purpose under the Plan. Effective September 30, 2023, the RSI Bank Retirement Plan was merged, and all assets were transferred into the Columbia Bank Pension Plan. The defined benefit post-retirement healthcare plan covers substantially all retirees and employees.

The following table sets forth information regarding the Pension Plan and Post-retirement Plan at December 31, 2023 and 2022:

	At December 31,
	2023	2023	2022	2022
	Pension Plan	Post-retirement Plan	Pension Plan	Post-retirement Plan
	(In thousands)		(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$6,057	$2,047	$—	$—
Acquired	—	—	7,202	3,163
Service cost	—	67	—	93
Interest cost	305	107	198	93
Actuarial (gain) loss	(416)	313	(1,009)	(1,298)
Benefits paid	(195)	(31)	(129)	(4)
Settlements	—	—	(205)	—
Impact of plan merger [1]	(5,751)	—	—	—
Benefit obligation at end of year	—	2,503	6,057	2,047

Change in plan assets:
Fair value of plan assets at beginning of year	7,061	—	—	—
Acquired	—	—	7,819	—
Actuarial return on plan assets	416	—	(424)	—
Employer contributions	—	31	—	4
Benefits paid	(195)	(31)	(129)	(4)
Settlements	—	—	(205)	—
Impact of plan merger [1]	(7,282)	—	—	—
Fair value of plan assets at end of year	—	—	7,061	—
Funded status at end of year	$—	$(2,503)	$1,004	$(2,047)

[1] During 2023, the RSI Pension Plan assumed as part of the 2022 RSI acquisition, was merged into the Columbia Bank Pension Plan.

At December 31, 2023 and 2022, the unfunded liability for the Post-retirement Plan of $2.5 million and $2.0 million, respectively, was included in other liabilities in the Consolidated Statements of Financial Condition, and the over-funded pension benefits associated with the Pension Plan at December 31, 2022, totaling $1.0 million, was included in other assets in the Consolidated Statements of Financial Condition.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan and Post-retirement Plan Acquired-RSI (continued)

The components of accumulated other comprehensive income related to the Pension Plan and Post-retirement Plan on a pre-tax basis, at December 31, 2023 and 2022 are summarized in the following table:

	At December 31,
	2023	2023	2022	2022
	Pension Plan	Post-retirement Plan	Pension Plan	Post-retirement Plan
	(In thousands)		(In thousands)

Unrecognized prior service costs	$—	$—	$—	$—
Unrecognized net actuarial (income)	—	(493)	(281)	(868)
Total accumulated other comprehensive (income)	$—	$(493)	$(281)	$(868)

Net periodic (income) benefit cost for the Pension Plan and Post-retirement Plan for the years ended December 31, 2023 and 2022 includes the following components:

	For the Year Ended
	December 31, 2023
	Pension Plan	Post-retirement Plan	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$—	$67	Compensation and employee benefits
Interest cost	305	107	Other non-interest expense
Expected return on plan assets	(487)	—	Other non-interest expense
Amortization:
Net loss	—	(61)	Other non-interest expense
Net periodic (income) benefit cost	$(182)	$113

	For the Year Ended
	December 31, 2022
	Pension Plan	Post-retirement Plan	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$—	$93	Compensation and employee benefits
Interest cost	198	93	Other non-interest expense
Expected return on plan assets	(295)	—	Other non-interest expense
Settlements/curtailments	(10)	(430)	Other non-interest expense
Net periodic (income) benefit cost	$(107)	$(244)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan and Post-retirement Plan Acquired-RSI (continued)

The weighted average actuarial assumptions used in the assumed determinations at and for the year ended December 31, 2023 and 2022 were as follows:

	At or For the Years Ended December 31,
	2023	2023	2022	2022
	Pension Plan	Post-retirement Plan	Pension Plan	Post-retirement Plan
Weighted average assumptions used to determine benefit obligation:
Discount rate	N/A	5.16%	5.24%	5.36%
Rate of compensation increase	N/A	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost:
Discount Rates:
Benefit obligation	5.24%	5.16%	4.21%	4.58%
Expected rate of return on plan assets	7.00%	N/A	5.75%	N/A

Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years and thereafter are as follows:

For the Year Ended December 31,	Post-retirement Plan

2024	$45
2025	52
2026	66
2027	81
2028	92
2029 - 2033	576

The weighted average asset allocation of pension assets at December 31, 2022 were as follows:

December 31,
2022

Equities	66.8%
Fixed income	32.2
Cash	1.0
Total	100.0%

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan and Post-retirement Plan Acquired-RSI (continued)

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

Bank-owned life insurance ("BOLI")

The Company has BOLI which is a tax-advantaged transaction that is used to partially fund obligations associated with employee compensation and benefit programs. Policies are purchased insuring officers of the Company using a single premium method of payment. BOLI is accounted for using the cash surrender value and the increase in cash surrender value is included in non-interest income in the Consolidated Statements of Income. At December 31, 2023 and 2022, the Company had $268.4 million and $264.9 million, respectively, in BOLI. BOLI income for the years ended December 31, 2023, 2022, and 2021 was $10.1 million, $7.4 million, and $6.0 million, respectively.

Savings Income Maintenance Deferred Compensation Plan (the "SIM Plan")

Columbia Bank also maintains a non-qualified defined contribution plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the 401(k) Plan under tax law limits for tax-qualified plans. The contribution expense for the years ended December 31, 2023, 2022, and 2021 was approximately $40,000, $73,000, and $12,000, respectively.

401(k) Plans

Columbia Bank and Freehold Bank each have a 401(k) plan covering substantially all employees of each Bank. Columbia Bank may match a percentage of the first 3.00% to 4.50% contributed by participants. Columbia’s matching contribution, if any, is determined by the Board of Directors in its sole discretion. Freehold does not presently match a certain percentage on contributions made by participants, but provides an annual match, as determined by their Board Directors, of $245,000, $204,000, and $213,000 for the years ended December 31, 2023, 2022, 2021, respectively. The Company expense for the years ended December 31, 2023, 2022, and 2021 was approximately $2.8 million, $2.4 million, and $2.1 million, respectively.

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

The ESOP shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares during the year, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense for the years ended December 31, 2023, 2022, and 2021 was $4.1 million, $4.9 million and $4.1 million, respectively.

The ESOP shares were as follows:

	At December 31,
	2023	2022
	(In thousands)

Allocated shares	1,190	1,005
Unearned shares	3,248	3,475
Total ESOP shares	4,438	4,480
Fair value of unearned ESOP shares	$62,618	$75,129

SERP Plans

Columbia Bank has a SERP, which is a non-qualified plan which provides supplemental retirement benefits to eligible officers (those designated by the Board of Directors) of the Company who are prevented from receiving the full benefits contemplated by the ESOP's benefit formulas under tax law limits for tax-qualified plans. SERP compensation (benefit) expense for the years ended December 31, 2023, 2022, and 2021 was $(32,000), $455,000, and $348,000, respectively.

Through the acquisition of Roselle, the Company acquired a non-contributory defined benefit supplemental executive retirement plan with the only participant being the former president of Roselle Bank. For the years ended December 31, 2023, 2022, and 2021 the Company recorded a net periodic benefit cost of $20,000, $12,000, and $9,000, respectively, in connection with this plan.

Freehold Bank has a non-contributory defined benefit supplemental executive plan with the only participant being the former president of Freehold Bank. For the years ended December 31, 2023, 2022, and 2021 the Company recorded a net periodic benefit cost of $2,000, $8,000, and $1,000 respectively, in connection with this plan.

Through the acquisition of RSI Bank, the Company acquired a non-contributory defined benefit supplemental executive retirement plan with the only participant being the former president of RSI Bank. The plan was settled in 2022. For the year ended December 31, 2022, the Company recorded a net periodic benefit cost of $38,000.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Director Retirement Income Plan

Freehold Bank maintains a Director Retirement Income Plan, which provides directors a benefit equal to $12,000 per annum, payable in equal installments over 120 months when the director reaches Emeritus Age as defined by the plan. At December 31, 2023 and 2022, the Company had an accrued liability of $387,000 and $390,000, respectively, related to this plan. For the years ended December 31, 2023, 2022, and 2021 the net periodic benefit (income) cost recorded in connection with this plan was $(24,000), $9,000 and $1,000, respectively.

Director Deferred Retirement Plan

Freehold Bank maintains a Director Deferred Retirement Plan, which provides directors a portion of their deferred director fees and a 10% return on all deferrals, payable in monthly installments over 120 months, when the director reaches benefit eligibility age as defined by the plan. At December 31, 2023 and 2022, the Company had an accrued liability of $66,000 and $399,000, respectively, related to this plan. For the years ended December 31, 2023, 2022, and 2021, there was no expense recorded under this plan.

Executive Incentive Retirement Plan

Through the acquisition of RSI, the Company acquired an executive incentive retirement plan. At December 31, 2023 and 2022, the Company had an accrued liability of $262,000 and $257,000 respectively, related to this plan. For the years ended December 31, 2023 and 2022, the expense recorded in connection with this plan was $11,000 and $7,000, respectively.

Board of Directors and Executive Deferred Compensation Plan and Key Life Insurance Plan

Through the acquisition of RSI, the Company acquired a deferred compensation plan for the former Board of Directors and executives. Under the terms of the plan, for directors who elected not to receive directors' fees for a period of five years, their fees were used to purchase key insurance on the life of each director in the amount calculated to meet the Company's obligations under the plan. Benefits payable under the plan, which accrue in accordance with a ten year schedule, consist of monthly payments commencing at age 65 or five years from the date the plan was implemented for those participants who already reached age 65. At December 31, 2023 and 2022, the Company had an accrued liability of $290,000 and $351,000, respectively, related to this plan. For the years ended December 31, 2023 and 2022, the expense recorded in connection with this plan was $11,000 and $8,000.

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

At December 31, 2023, there were 578,463 shares remaining available for future restricted stock awards, and 1,706,158 shares remaining available for future stock option grants under the plan.

    Restricted shares granted under the 2019 Plan generally vest in equal installments, over the performance or service periods ranging from 1 year to 5 years, beginning 1 year from the date of grant. A portion of restricted shares awarded are performance awards, which vest upon the satisfactory attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite performance or service period. During the years ended December 31, 2023, 2022, and 2021, approximately $4.1 million, $4.3 million, and $5.7 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 435,541 non-vested restricted shares outstanding at December 31, 2023 is approximately $5.0 million over a weighted average period of 1.5 years.

The following is a summary of the Company's restricted stock activity during the years ended December 31, 2023 and 2022:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2022	1,054,335	$15.78
Grants	123,182	21.29
Vested	(677,886)	15.73
Forfeited	(68,677)	16.54
Non-vested at December 31, 2022	430,954	$17.31
Grants	247,646	16.43
Vested	(213,253)	17.29
Forfeited	(29,806)	17.96
Non-vested at December 31, 2023	435,541	$16.77

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Stock Based Compensation (continued)

On March 21, 2022, options to purchase 130,951 shares of Company common stock were awarded with a grant date fair value of $6.51 per option. Stock options granted under the 2019 Plan vest in equal installments over the service period of three years beginning one year from the date of grant. These stock options were granted at an exercise price of $21.79, which represents the fair value of the Company's common stock price on the grant date based on the closing market price and have an expiration period of 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 6 years, risk-free rate of return of 2.34%, volatility of 25.31%, and a dividend yield of 0.00%.

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

On May 1, 2023, options to purchase 286,016 shares of Company common stock were awarded with a grant date fair value of $5.48 per option. Stock options granted under the 2019 Plan generally vest in equal installments over the service period of three years beginning one year from the date of grant. These stock options were granted at an exercise price of $15.94, which represents the fair value of the Company's common stock price on the grant date based on the closing market price and have an expiration period of approximately 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 6 years risk-free rate of return of 3.60%, volatility of 27.07%, and a dividend yield of 0.00%.

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

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the years ended December 31, 2023, 2022, and 2021, approximately $3.9 million, $3.2 million, and $3.2 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 1,056,804 non-vested options outstanding at December 31, 2023 is $3.5 million over a weighted average period of 1.5 years.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Stock Based Compensation (continued)

The following is a summary of the Company's option activity during the years ended December 31, 2023 and 2022:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2022	3,637,542	$15.78	7.6	$18,654,905
Granted	363,629	21.08	—	—
Exercised	(315,703)	15.76	—	—
Expired	(10,116)	15.60	—	—
Forfeited	(238,483)	16.20	—	—
Outstanding, December 31, 2022	3,436,869	$16.26	6.9	$18,435,239
Granted	286,016	15.94	—	—
Exercised	(44,117)	15.60	—	—
Expired	(8,281)	17.12	—	—
Forfeited	(86,418)	18.04	—	—
Outstanding, December 31, 2023	3,584,069	$16.20	6.1	$—
Options exercisable at December 31, 2023	2,527,265	$16.01	5.7	$8,527,928

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

During the years ended December 31, 2023, 2022 and 2021, the aggregate intrinsic value of options exercised was approximately $154,000, $1.8 million, and $60,000, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)    Income Taxes

The components of income tax expense for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Current:
Federal	$3,488	$13,253	$12,443
State	3,102	4,681	3,980
Total current	6,590	17,934	16,423

Deferred:
Federal	6,615	9,222	12,594
State	(3,240)	3,547	5,115
Total deferred	3,375	12,769	17,709
Total income tax expense	$9,965	$30,703	$34,132

The Company reported deferred tax (benefit) expense of $(11.5) million, $53.4 million, and $8.0 million for the years ended December 31, 2023, 2022, and 2021, respectively, related to the unrealized gains (losses) on securities available for sale, which is reported in accumulated other comprehensive income (loss), net of tax. Additionally, the Company recorded a deferred tax (benefit) expense of $218,000, $749,000, and $1.1 million, respectively, related to the reclassification adjustment of actuarial net (loss) gain on employee benefit obligations, which is reported in accumulated other comprehensive income, net of tax. Deferred tax assets and/or liabilities for the years ended December 31, 2022 and 2021, also includes $9.6 million, and $1.5 million respectively, recorded as a result of purchase accounting related to the RSI and Freehold acquisitions, respectively. Deferred tax assets for the year ended December 31, 2022 also includes $2.4 million related to the adoption of CECL on January 1, 2022.

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory federal income tax rate of 21% is as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)

Tax expense at applicable statutory rate	$9,670	$24,544	$26,498
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	(103)	6,449	7,185
ESOP fair market value adjustment	383	540	375
Tax exempt interest income	(22)	(31)	(15)
162(m)	549	—	—
Income from Bank-owned life insurance	(1,865)	(1,179)	(863)
Dividend received deduction	—	(10)	(14)
Non-deductible merger-related expenses	—	40	53
Expired charitable contributions carryforward	1,368	—	—
Other, net	(15)	350	913
Total income tax expense	$9,965	$30,703	$34,132

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)    Income Taxes (continued)

The net deferred tax asset/liability is included in other assets/liabilities in the Consolidated Statements of Financial Condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are as follows:

	At December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$15,507	$14,990
Post-retirement benefits	6,602	6,002
Deferred compensation	2,122	3,619
Retirement Income Maintenance plan	3,222	3,062
ESOP	1,131	990
Stock-based compensation	2,968	2,386
Reserve for uncollected interest	213	35
Net unrealized losses on debt securities and defined benefit plans	62,070	70,060
Federal and State NOLs	14,607	13,333
Alternative minimum assessment carryforwards	2,156	2,156
Charitable contribution carryforward	—	3,514
Purchase accounting	1,428	2,805
Lease liability	4,654	5,264
Other items	4,744	7,002
Gross deferred tax assets	121,424	135,218
Valuation allowance	(26)	(1,965)
	121,398	133,253
Deferred tax liabilities:
Pension expense	72,307	68,825
Depreciation	2,996	5,945
Deferred loan costs	14,006	14,724
Intangible assets	1,609	1,616
Lease right-of-use asset	4,371	4,958
Other items	618	286
Total gross deferred tax liabilities	95,907	96,354
Net deferred tax asset (liability)	$25,491	$36,899

Retained earnings at December 31, 2023 and 2022 includes approximately $21.5 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders.

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

Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets. Historically, the Company believed that it was more likely than not that the benefits from certain New Jersey net operating loss carryforwards and tax credits would not be realized, and therefore, a valuation allowance was established for the portion of the state tax benefit that would not be realized. On July 3, 2023, the State of New Jersey enacted comprehensive tax legislation which changed net operating loss conversion carryovers, allowing members of a unitary group to utilize pre-conversion state net operating losses. As a result of this legislation, management believes substantially all New Jersey net operating losses will be available to offset future taxable income, and therefore, the Company reduced its valuation allowance related to these state attributes during the year ended December 31, 2023. At December 31, 2023 and 2022, the Company's valuation allowance totaled $26,000 and $2.0 million, respectively. Based upon projections of future taxable income, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

The Company had federal net operating losses from the acquisition of Roselle of approximately $5.6 million and $7.8 million at December 31, 2023 and 2022, respectively. Roselle net operating losses are subject to a 20 year carryforward. The Company also had federal net operating losses from the acquisition of RSI of approximately $5.2 million and $8.6 million at December 31, 2023 and 2022, respectively. RSI net operating losses have an indefinite carryover subject to an 80% taxable income utilization and are subject to an annual limitation under Code Section 382. The Roselle net operating losses are subject to an annual limitation under Code Section 382 and will begin to expire in 2036 if not used.

The Company had New Jersey net operating loss carryforwards of $186.0 million and $147.0 million, respectively, at December 31, 2023 and 2022. If not utilized, these carryforwards will expire periodically through 2042. At both December 31, 2023 and 2022, the Company had approximately $2.2 million of New Jersey AMA Tax Credits. These credits do not expire.

The Company files income tax returns in the United States federal jurisdiction and in the states of New Jersey, New York, and Pennsylvania. At December 31, 2023, the Company is no longer subject to federal income tax examination for the years prior to 2020. Columbia Bank MHC and its subsidiaries' New York City returns are currently under audit for the tax years 2016 and 2017. The Company is open for examination by the State of New Jersey for years after 2019 and by the State of Pennsylvania for years after 2020.

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

At December 31, 2023 and 2022, the following commitments existed which are not reflected in the Consolidated Statements of Financial Condition:

	December 31,
	2023	2022
	(In thousands)
Loan commitments:
Residential real estate	$12,298	$55,852
Multifamily real estate	—	50,175
Commercial real estate	7,203	17,621
Commercial business	23,217	24,846
Construction	54,082	100,430
Consumer including home equity loans and advances	5,317	5,477
Total loan commitments	$102,117	$254,401

Unused lines of credit consisting of home equity lines, and undisbursed business and construction lines totaled approximately $1.3 billion and $1.2 billion as of December 31, 2023 and 2022, respectively. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates that fluctuate with the base rate.

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

The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to the Company's borrowings. These derivatives were used to hedge the variability in cash flows associated with certain short-term funding transactions. The fair value of the derivatives as of December 31, 2023 and 2022 was a net liability of $6.1 million and $684,000, respectively, net of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(16)    Financial Transactions with Off-Balance-Sheet Risk and Concentrations of Credit Risk (continued)

In connection with its mortgage banking activities, at December 31, 2023 and 2022 the Company had no commitments to sell loans, and no commitments classified as held-for-sale.

The Company is also a party to standby letters of credit, which are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees generally extend for a term of up to one year and may be secured or unsecured. The balance of standby letters of credit totaled $33.1 million and $20.4 million at December 31, 2023 and 2022, respectively.

The FHLB has issued irrevocable standby letters of credits totaling $575.0 million at December 31, 2023 for purposes of collateralizing Columbia Bank's New Jersey public funds on deposit. These letters are renewable on an annual basis and are securitized by loans and securities. The FHLB also has issued an irrevocable standby letter of credit totaling $600,000 at both December 31, 2023 and 2022, respectively, for the purposes of collateralizing Freehold Bank's retention of New Jersey public funds on deposit as required by the New Jersey Governmental Unit Deposit Protection Act. This letter is renewable on an annual basis and is securitized by Freehold Bank's available borrowing line at the FHLB.

The Company and its subsidiaries are also party to litigation which arises primarily in the ordinary course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the consolidated financial position of the Company.

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses on off-balance-sheet exposures is reported in other liabilities in the Consolidated Statements of Financial Condition. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as unfunded commitments. At December 31, 2023and 2022, the balance of the allowance for credit losses on unfunded commitments, included in other liabilities, totaled $5.5 million and $7.0 million, respectively. The Company recorded a reversal of provision for credit losses on unfunded commitments, included in other non-interest expense in the Consolidated Statements of Income, of $1.5 million and $1.2 million for the years ended December 31, 2023and 2022, respectively.

The following table presents the activity in the allowance for credit losses on off-balance-sheet exposures for years ended December 31, 2023and 2022:

	December 31,
	2023	2022
	(In thousands)	(In thousands)
Allowance for Credit Losses:
Beginning balance	$6,970	$524
Impact of adopting ASU 2016-13 ("CECL") effective January 1, 2022	—	7,674
(Reversal of) provision for credit losses	(1,486)	(1,228)
Balance at end of period	$5,484	$6,970

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis as of December 31, 2023 and 2022.

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

The following tables present the assets and liabilities reported in the Consolidated Statements of Financial Condition at their fair values as of December 31, 2023 and 2022, by level within the fair value hierarchy:

	December 31, 2023
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$145,501	$137,800	$7,701	$—
Mortgage-backed securities and collateralized mortgage obligations	867,585	—	867,585	—
Municipal obligations	2,702	—	892	1,810
Corporate debt securities	77,769	—	69,842	7,927
Total debt securities available for sale	1,093,557	137,800	946,020	9,737
Equity securities	4,079	3,758	321	—
Derivative assets	18,898	—	18,898	—
	$1,116,534	$141,558	965,239	$9,737

Derivative liabilities	$25,025	$—	$25,025	$—

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

The table below provides activity of assets reported as Level 3 for the years ended December 31, 2023 and 2022:

Significant Unobservable Inputs (Level 3)
(In thousands)

Debt securities available for sale:
Balance of recurring Level 3 assets - January 1, 2022	$—
Transfers into Level 3 assets	13,539
Maturity of Level 3 asset	(914)
Change in fair value of Level 3 assets	(502)
Balance of recurring Level 3 assets - December 31, 2022	12,123
Maturity of Level 3 asset	(918)
Change in fair value of Level 3 assets	(1,468)
Balance of recurring Level 3 assets - December 31, 2023	$9,737

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

Expected cash flows were projected based on contractual cash flows. There were no transfers to Level 3 assets during the year ended December 31, 2023. Two private placement corporate debt securities classified as available for sale and four private placement municipal obligations classified as available for sale were transferred from Level 2 to Level 3 during the year ended December 31, 2022.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Fair Value Measurements (continued)

Private placement debt security cash flows were discounted to a market yield of 12.00% (weighted average is 12.00%), and the cash flows for private placement municipal obligations were discounted to a market yield ranging from 3.40% to 3.99% (weighted average is 3.69%).

The period end valuations were support by an analysis prepared by an independent third party market participant and approved by management.

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2023 and 2022.

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

The following tables present the assets and liabilities reported in the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at December 31, 2023 and 2022, by level within the fair value hierarchy:

	December 31, 2023
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$5,000	$—	$—	$5,000
Mortgage servicing rights	2,908	—	—	2,908
	$7,908	$—	$—	$7,908

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Fair Value Measurements (continued)

	December 31, 2022
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Mortgage servicing rights	$2,107	$—	$—	$2,107
	$2,107	$—	$—	$2,107

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2023 and 2022:

	December 31, 2023
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Impaired loans	$5,000	Other	Contracted modification agreement	—%	—%
Mortgage servicing rights	$2,908	Discounted cash flow	Prepayment speeds and discount rates (1)	4.3% - 27.2%	8.1%

	December 31, 2022
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Mortgage servicing rights	$2,107	Discounted cash flow	Prepayment speeds and discount rates (2)	5.5% - 27.1%	8.6%

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Fair Value Measurements (continued)

Debt Securities Held to Maturity

For debt securities held to maturity, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange but are traded in active markets. Prices for these instruments are obtained through third-party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or to compare securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs quarterly analysis on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to assess the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in an adjustment in the prices obtained from the pricing service. The Company also holds debt instruments issued by the U.S. government and U.S. government sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs within the fair value hierarchy.

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

The following tables present the assets and liabilities reported in the Consolidated Statements of Financial Condition at their fair values as of December 31, 2023 and 2022:

	December 31, 2023
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$423,249	$423,249	$423,249	$—	$—
Debt securities available for sale	1,093,557	1,093,557	137,800	946,020	9,737
Debt securities held to maturity	401,154	357,177	—	357,177	—
Equity securities	4,079	4,079	3,758	321
Federal Home Loan Bank stock	81,022	81,022	—	81,022	—
Loans receivable, net	7,819,441	7,366,184	—	—	7,366,184
Derivative assets	18,898	18,898	—	18,898	—

Financial liabilities:
Deposits	$7,846,556	$7,828,259	$—	$7,828,259	$—
Borrowings	1,528,695	1,531,179	—	1,531,179	—
Derivative liabilities	25,025	25,025	—	25,025	—

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years ended December 31, 2023, 2022, and 2021:

	December 31,
	2023	2022	2021
	(In thousands, except per share data)

Net income	$36,086	$86,173	$92,049
Shares:
Weighted average shares outstanding - basic	102,656,388	105,580,823	104,156,112
Weighted average diluted shares outstanding	238,581	612,338	—
Weighted average shares outstanding - diluted	102,894,969	106,193,161	104,156,112
Earnings per share:
Basic	$0.35	$0.82	$0.88
Diluted	$0.35	$0.81	$0.88

For the years ended December 31, 2023, 2022, and 2021, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 704,526, 129,049, and 3,726,249 respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information

The condensed financial statements of Columbia Financial, Inc. (parent company) are presented below:

Statements of Financial Condition

	December 31,
	2023	2022
	(In thousands)
Assets
Cash and due from banks	$8,644	$59,754
Short-term investments	108	131
Total cash and cash equivalents	8,752	59,885

Equity securities, at fair value	191	201
Investment in subsidiaries	1,000,185	979,841
Loan receivable from Columbia Bank	36,432	38,187
Other assets	2,918	13,760
Total assets	$1,048,478	$1,091,874

Liabilities and Stockholders' Equity
Liabilities:
Borrowings	$6,962	$36,888
Accrued expenses and other liabilities	1,181	1,391
Total liabilities	8,143	38,279

Stockholders' equity	1,040,335	1,053,595
Total liabilities and stockholders' equity	$1,048,478	$1,091,874

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information (continued)

Statements of Income and Comprehensive Income

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Dividends from subsidiary	$45,000	$80,000	$65,000

Interest income:
Loans receivable	1,814	1,893	1,969
Debt securities available for sale and equity securities	18	10	43
Interest-earning deposits	8	7	—
Total interest income	46,840	81,910	67,012

Interest expense on borrowings	1,339	1,600	427

Net interest income	45,501	80,310	66,585

Equity earnings (loss) income in subsidiaries	(8,432)	9,132	27,652

Non-interest income:
Gain on securities transactions	—	—	383
Change in fair value of equity securities	(10)	(15)	(35)
Other non-interest income	—	650	—
Total non-interest income (loss)	(10)	635	348

Non-interest expense:
Merger-related expenses	41	522	546
Loss on extinguishment of debt	300	—	—
Other non-interest expense	1,502	2,861	2,203
Total non-interest expense	1,843	3,383	2,749

Income before income tax (benefit) expense	35,216	86,694	91,836

Income tax (benefit) expense	(870)	521	(213)

Net income	36,086	86,173	92,049
Other comprehensive income (loss)	20,561	(133,377)	23,706
Comprehensive income (loss)	$56,647	$(47,204)	$115,755

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information (continued)

Statements of Cash Flows
	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$36,086	$86,173	$92,049
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	74	73	21
Gain on securities transactions	—	—	(383)
Change in fair value of equity securities	10	15	35
Loss on extinguishment of debt	300	—	—
Deferred tax expense	2,019	2,463	1,830
Decrease (increase) in other assets	8,894	(642)	(7,721)
(Decrease) increase in accrued expenses and other liabilities	(890)	(997)	691
Equity in undistributed (earnings)of subsidiaries	8,432	(9,132)	(27,652)
Net cash provided by operating activities	$54,925	$77,953	$58,870

Cash flows from investing activities:
Proceeds from sales of equity securities	—	—	1,390
Purchases of equity securities	—	—	(91)
Repayment of loan receivable from Columbia Bank	1,755	1,675	1,599
Net cash acquired in acquisition	—	31	—
Net cash provided by investing activities	$1,755	$1,706	$2,898

Cash flows from financing activities:
Repayment of term note	$(30,300)	$—	$—
Net proceeds from term note	—	—	29,841
Purchase of treasury stock	(80,497)	(93,996)	(107,774)
Exercise of options	42	325	(25)
Issuance of common stock allocated to restricted stock award grants	4,066	2,624	—
Restricted stock forfeitures	(501)	(1,451)	(1,234)
Repurchase of shares for taxes	(623)	(4,614)	(357)
Issuance of treasury stock allocated to restricted stock award grants	—	—	896
Net cash (used in) financing activities	$(107,813)	$(97,112)	$(78,653)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information (continued)

Statements of Cash Flows
	Years Ended December 31,
	2023	2022	2021
	(In thousands)

Net (decrease) in cash and cash equivalents	$(51,133)	$(17,453)	$(16,885)
Cash and cash equivalents at beginning of year	59,885	77,338	94,223
Cash and cash equivalents at end of period	$8,752	$59,885	$77,338

Non-cash investing and financing activities:
Excise tax on net stock repurchases	$800	$—	$—

Acquisition:
Net cash and cash equivalents acquired in acquisition	$—	$31	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss)

The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the years ended December 31, 2023, 2022, and 2021:

	For the Years Ended December 31,
	2023			2022
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gain (loss) on debt securities available for sale:	$41,181	$(11,544)	$29,637	$(190,682)	$53,427	$(137,255)
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(14)	4	(10)	(31)	9	(22)
Reclassification adjustment for (loss) gain included in net income	(10,847)	3,053	(7,794)	210	(59)	151
	30,320	(8,487)	21,833	(190,503)	53,377	(137,126)

Derivatives:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(1,274)	356	(918)	7,524	(2,103)	5,421

Employee benefit plans:
Amortization of prior service cost included in net income	(56)	16	(40)	(56)	15	(41)
Reclassification adjustment of actuarial net (loss) included in net income	(776)	218	(558)	(2,677)	749	(1,928)
Change in funded status of retirement obligations	340	(96)	244	345	(48)	297
	(492)	138	(354)	(2,388)	716	(1,672)
Total other comprehensive income (loss)	$28,554	$(7,993)	$20,561	$(185,367)	$51,990	$(133,377)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss) (continued)

	For the Year Ended December 31,
	2021
	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized (loss) on debt securities available for sale:	$(39,000)	$8,021	$(30,979)
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(28)	25	(3)
Reclassification adjustment for gain included in net income	2,025	(427)	1,598
	(37,003)	7,619	(29,384)

Derivatives:
Unrealized gain on swap contracts accounted for as cash flow hedges	14,514	(2,575)	11,939

Employee benefit plans:
Amortization of prior service cost included in net income	(55)	16	(39)
Reclassification adjustment of actuarial net (loss) included in net income	(4,044)	1,129	(2,915)
Change in funded status of retirement obligations	50,999	(6,894)	44,105
	46,900	(5,749)	41,151
Total other comprehensive income (loss)	$24,411	$(705)	$23,706

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2023, 2022, and 2021:

	For the Years Ended December 31,
	2023				2022
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(135,482)	$504	$(44,318)	$(179,296)	$1,644	$(4,917)	$(42,646)	$(45,919)
Current period changes in other comprehensive income (loss)	21,833	(918)	(354)	20,561	(137,126)	5,421	(1,672)	(133,377)
Total other comprehensive income (loss)	$(113,649)	$(414)	$(44,672)	$(158,735)	$(135,482)	$504	$(44,318)	$(179,296)

	For the Year Ended December 31,
	2021
	Unrealized Gains on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$31,028	$(16,856)	$(83,797)	$(69,625)
Current period changes in other comprehensive income (loss)	(29,384)	11,939	41,151	23,706
Total other comprehensive income (loss)	$1,644	$(4,917)	$(42,646)	$(45,919)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss) (continued)

    The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) in the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the years ended December 31, 2023, 2022, and 2021:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Years Ended December 31,			Affected Line Items in the Consolidated Statements of Income
	2023	2022	2021
	(In thousands)

Reclassification adjustment for (loss) gain included in net income	$(10,847)	$210	$2,025	(Loss)gain on securities transactions
Reclassification adjustment of actuarial net (loss) included in net income	(776)	(2,677)	(4,044)	Other non-interest expense
Total before tax	(11,623)	(2,467)	(2,019)
Income tax benefit	3,271	690	702
Net of tax	$(8,352)	$(1,777)	$(1,317)

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
Currency Forward Contracts. At December 31, 2023 and 2022, the Company had no currency forward contracts in place with commercial banking customers.

Interest Rate Swaps. At December 31, 2023 and December 31, 2022, the Company had 80 and 54 interest rate swaps in place with commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $277.8 million and $205.0 million, respectively. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

At December 31, 2023 and 2022, the Company had 30 and 20 interest rate swaps with notional amounts of $380.0 million and $290.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchanges of the underlying notional amount.

At December 31, 2023, and 2022, the Company had two interest rate swaps hedged against pools of floating rate commercial loans with notional amounts totaling $100.0 million. These swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

At December 31, 2023, the Company had eight interest rate fair value swaps with notional amounts totaling $700.0 million. The Company is exposed to changes in the fair value of certain of its fixed-rate pools of assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate of SOFR. At December 31, 2022, the Company did not have any fair value swaps.

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

For the year ended December 31, 2023, the Company recorded hedge ineffectiveness associated with these contracts totaling approximately $47,000. For the years ended December 31, 2022 and 2021, the Company did not record any hedge ineffectiveness associated with these contracts.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at December 31, 2023 and 2022:

	December 31, 2023
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
	(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$5,394	Other Liabilities	$11,530
Interest rate products - non-designated hedges	Other Assets	13,504	Other Liabilities	13,495
Total derivative instruments		$18,898		$25,025

	December 31, 2022
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
	(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$4,290	Other Liabilities	$3,918
Interest rate products - non-designated hedges	Other Assets	15,466	Other Liabilities	15,154
Total derivative instruments		$19,756		$19,072

For the years ended December 31, 2023, 2022, and 2021 gains (losses) of $(302,000), $489,000, and $115,000 respectively, were recorded for changes in fair value of interest rate swaps with third parties.

At December 31, 2023 and 2022, accrued interest was $1.2 million and $22,000.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

At December 31, 2023, the termination value of derivatives in a net liability position, which includes accrued interest, was $6.1 million. The Company has collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.4 million against its obligations under these agreements.

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

At December 31, 2023, the following amounts were recorded on the Consolidated Statements of Financial Condition related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of Hedged Assets/(Liabilities)
	At December 31, 2023
	(In thousands)

Fair value interest rate products	$706,412	$6,412

At December 31, 2022, the Company had no fair value hedges.

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
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2023, 2022, and 2021.

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$5,145	$5,293	$3,803
Title insurance fees	2,400	3,423	6,088
Insurance agency income	188	141	—
Other non-interest income	7,991	8,666	7,600
Total in-scope non-interest income	15,724	17,523	17,491
Total out-of-scope non-interest income	11,655	12,877	21,340
Total non-interest income	$27,379	$30,400	$38,831

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(23)    Subsequent Events

The Company has evaluated events subsequent to December 31, 2023 and through the financial statement issuance date of February 29, 2024.

In February 2024, we received notification from the FDIC that the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank is $20.4 billion, an increase of approximately $4.1 billion from the estimate of $16.3 billion described in the final rule. (See Regulation/Supervision - “Insurance of Deposit Accounts” for additional information.) The FDIC plans to provide institutions subject to the special assessment an updated estimate of each institution’s quarterly and total special assessment expense with its first quarter 2024 special assessment invoice, to be released in June 2024. The Company cannot reasonably estimate the additional assessment amount at this time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COLUMBIA FINANCIAL, INC.

Dated:	February 29, 2024	By:	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Thomas J. Kemly
Thomas J. Kemly	President and Chief Executive Officer and Director	February 29, 2024
(Principal Executive Officer)

/s/Dennis E. Gibney
Dennis E. Gibney	Executive Vice President and Chief Financial Officer	February 29, 2024
(Principal Financial and Accounting Officer)

/s/Noel R. Holland
Noel R. Holland	Chairman of the Board	February 29, 2024

/s/Michael Massood, Jr.
Michael Massood, Jr.	Director	February 29, 2024

/s/Elizabeth E. Randall
Elizabeth E. Randall	Director	February 29, 2024

/s/Robert Van Dyk
Robert Van Dyk	Director	February 29, 2024

/s/Paul Van Ostenbridge
Paul Van Ostenbridge	Director	February 29, 2024

/s/James Kuiken
James Kuiken	Director	February 29, 2024

/s/Lucy Sorrentini
Lucy Sorrentini	Director	February 29, 2024

/s/Daria Stacy-Walls Torres
Daria Stacy-Walls Torres	Director	February 29, 2024