Form 10-Q
period 2024-03-31
Columbia Financial, Inc.
filed 2024-05-10
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Large accelerated filer	☐	Accelerated filer	☒	Smaller reporting company	☐
Non-accelerated filer	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of May 3, 2024, there were 104,814,870 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share (including 76,016,524 shares held by Columbia Bank, MHC).

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets	(Unaudited)

Cash and due from banks	$373,362	$423,140
Short-term investments	110	109
Total cash and cash equivalents	373,472	423,249

Debt securities available for sale, at fair value	1,187,440	1,093,557
Debt securities held to maturity, at amortized cost (fair value of $351,991 and $357,177 at March 31, 2024 and December 31, 2023, respectively)	398,351	401,154
Equity securities, at fair value	4,430	4,079
Federal Home Loan Bank stock	80,859	81,022

Loans receivable	7,815,629	7,874,537
Less: allowance for credit losses	55,401	55,096
Loans receivable, net	7,760,228	7,819,441

Accrued interest receivable	41,585	39,345
Office properties and equipment, net	83,234	83,577
Bank-owned life insurance ("BOLI")	270,144	268,362
Goodwill and intangible assets	122,730	123,350
Other assets	315,046	308,432
Total assets	$10,637,519	$10,645,568

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$7,829,403	$7,846,556
Borrowings	1,530,424	1,528,695
Advance payments by borrowers for taxes and insurance	45,907	43,509
Accrued expenses and other liabilities	193,760	186,473
Total liabilities	9,599,494	9,605,233

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 131,370,633 shares issued and 105,022,806 shares outstanding at March 31, 2024 and 131,155,268 shares issued and 104,918,905 shares outstanding at December 31, 2023	1,314	1,312
Additional paid-in capital	793,878	791,450
Retained earnings	892,449	893,604
Accumulated other comprehensive loss	(160,837)	(158,735)
Treasury stock, at cost; 26,347,827 shares at March 31, 2024 and 26,236,363 shares at December 31, 2023	(455,948)	(454,128)
Common stock held by the Employee Stock Ownership Plan	(31,914)	(32,478)
Stock held by Rabbi Trust	(3,041)	(2,955)
Deferred compensation obligations	2,124	2,265
Total stockholders' equity	1,038,025	1,040,335
Total liabilities and stockholders' equity	$10,637,519	$10,645,568

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Interest income:	(Unaudited)
Loans receivable	$92,949	$80,290
Debt securities available for sale and equity securities	7,785	8,451
Debt securities held to maturity	2,369	2,457
Federal funds and interest-earning deposits	3,563	812
Federal Home Loan Bank stock dividends	1,961	870
Total interest income	108,627	92,880
Interest expense:
Deposits	48,418	17,088
Borrowings	18,009	14,928
Total interest expense	66,427	32,016

Net interest income	42,200	60,864

Provision for credit losses	5,278	175

Net interest income after provision for credit losses	36,922	60,689

Non-interest income:
Demand deposit account fees	1,413	1,176
Bank-owned life insurance	1,780	1,981
Title insurance fees	503	587
Loan fees and service charges	961	1,072
Loss on securities transactions	(1,256)	(1,295)
Change in fair value of equity securities	351	168
Gain on sale of loans	185	791
Other non-interest income	3,515	3,593
Total non-interest income	7,452	8,073

Non-interest expense:
Compensation and employee benefits	27,513	31,158
Occupancy	5,973	5,754
Federal deposit insurance premiums	2,355	689
Advertising	626	687
Professional fees	4,634	1,875
Data processing and software expenses	3,967	3,825
Merger-related expenses	22	—
Other non-interest expense, net	568	(87)
Total non-interest expense	45,658	43,901

(Loss) income before income tax expense	(1,284)	24,861

Income tax (benefit) expense	(129)	6,138

Net (loss) income	$(1,155)	$18,723

(Loss) earnings per share-basic	$(0.01)	$0.18
(Loss) earnings per share-diluted	$(0.01)	$0.18
Weighted average shares outstanding-basic	101,746,740	104,631,583
Weighted average shares outstanding-diluted	101,988,425	105,148,375

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)

Net (loss) income	$(1,155)	$18,723

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on debt securities available for sale	(4,992)	13,069
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	4	(7)
Reclassification adjustment for (loss) gain included in net income	(903)	(929)
	(5,891)	12,133

Derivatives, net of tax:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	3,760	(865)
	3,760	(865)

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(10)	(10)
Reclassification adjustment of actuarial net (loss) gain included in net income	(384)	1
Change in funded status of retirement obligations	423	179
	29	170

Total other comprehensive (loss) income	(2,102)	11,438

Total comprehensive (loss) income, net of tax	$(3,257)	$30,161

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Three Months Ended March 31, 2024 and 2023 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2023	$1,312	$791,450	$893,604	$(158,735)	$(454,128)	$(32,478)	$(2,955)	$2,265	$1,040,335
Net (loss) income	—	—	(1,155)	—	—	—	—	—	(1,155)
Other comprehensive (loss)	—	—	—	(2,102)	—	—	—	—	(2,102)
Issuance of common stock allocated to restricted stock award grants (212,441 shares)	2	(2)	—	—	—	—	—	—	—
Stock based compensation	—	2,029	—	—	—	—	—	—	2,029
Purchase of treasury stock (101,516 shares)	—	—	—	—	(1,652)	—	—	—	(1,652)
Exercise of stock options (28,051 shares)	—	(49)	—	—	—	—	—	—	(49)
Restricted stock forfeitures (1,545 shares)	—	27	—	—	(27)	—	—	—	—
Repurchase shares for taxes (8,403 shares)	—	—	—	—	(139)	—	—	—	(139)
Excise tax on net stock repurchases	—	—	—	—	(2)	—	—	—	(2)
Employee Stock Ownership Plan shares committed to be released	—	423	—	—	—	564	—	—	987
Funding of deferred compensation obligations	—	—	—	—	—	—	(86)	(141)	(227)
Balance at March 31, 2024	$1,314	$793,878	$892,449	$(160,837)	$(455,948)	$(31,914)	$(3,041)	$2,124	$1,038,025

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Three Months Ended March 31, 2024 and 2023 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2022	$1,309	$781,165	$857,518	$(179,296)	$(371,708)	$(34,750)	$(3,149)	$2,506	$1,053,595
Net income	—	—	18,723	—	—	—	—	—	18,723
Other comprehensive (loss)	—	—	—	11,438	—	—	—	—	11,438
Stock based compensation	—	1,845	—	—	—	—	—	—	1,845
Purchase of treasury stock (2,378,434 shares)	—	—	—	—	(47,323)	—	—	—	(47,323)
Exercise of stock options (3,618 shares)	—	11	—	—	—	—	—	—	11
Restricted stock forfeitures (1,929 shares)	—	39	—	—	(39)	—	—	—	—
Repurchase shares for taxes (7,068 shares)	—	—	—	—	(133)	—	—	—	(133)
Excise tax on net stock repurchases	—	—	—	—	(475)		—	—	(475)
Employee Stock Ownership Plan shares committed to be released	—	582	—	—	—	560	—	—	1,142
Funding of deferred compensation obligations	—	—	—	—	—	—	481	(414)	67
Balance at March 31, 2023	$1,309	$783,642	$876,241	$(167,858)	$(419,678)	$(34,190)	$(2,668)	$2,092	$1,038,890

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2024	2023
	(In thousands, unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,155)	$18,723
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	1,195	1,372
Net amortization of premiums and discounts on securities	(76)	511
Net amortization of mortgage servicing rights	59	55
Amortization of intangible assets	563	602
Depreciation and amortization of office properties and equipment	2,014	1,874
Amortization of operating lease right-of-use assets	987	973
Provision for credit losses	5,278	175
Loss on securities transactions	1,256	1,295
Change in fair value of equity securities	(351)	(168)
Gain on sale of loans, net	(185)	(791)
Net loss on disposal of office properties and equipment	—	7
Increase in accrued interest receivable	(2,240)	(1,228)
Increase in other assets	(4,424)	(14,166)
Increase (decrease) in accrued expenses and other liabilities	10,206	(13,915)
Income on bank-owned life insurance	(1,780)	(1,981)
Employee stock ownership plan expense	987	1,142
Stock based compensation	2,029	1,845
(Increase) decrease in deferred compensation obligations under Rabbi Trust	(227)	67
Net cash provided by (used in) operating activities	14,136	(3,608)

Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	3,495	42,625
Proceeds from paydowns/maturities/calls of debt securities available for sale	31,069	27,888
Proceeds from paydowns/maturities/calls of debt securities held to maturity	2,783	4,277
Purchases of debt securities available for sale	(137,807)	—
Proceeds from sales of loans held-for-sale	3,690	35,059
Purchases of loans receivable	—	(14,729)
Net decrease (increase) in loans receivable	49,233	(130,620)
Proceeds from bank-owned life insurance death benefits	(2)	336
Proceeds from redemptions of Federal Home Loan Bank stock	11,413	20,207
Purchases of Federal Home Loan Bank stock	(11,250)	(46,892)
Additions to office properties and equipment	(1,671)	(1,725)
Net cash (used in) investing activities	$(49,047)	$(63,574)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
	2024	2023
	(In thousands, unaudited)

Cash flows from financing activities:
Net decrease in deposits	$(17,153)	$(326,958)
Proceeds from long-term borrowings	60,000	111,113
Payments on long-term borrowings	(15,000)	(10,000)
Net (decrease) increase in short-term borrowings	(43,271)	478,453
Increase in advance payments by borrowers for taxes and insurance	2,398	2,230
Exercise of stock options	(49)	11
Purchase of treasury stock	(1,652)	(47,323)
Repurchase of shares for taxes	(139)	(133)
Net cash (used in) provided by financing activities	$(14,866)	$207,393

Net (decrease) increase in cash and cash equivalents	$(49,777)	$140,211

Cash and cash equivalents at beginning of year	423,249	179,228
Cash and cash equivalents at end of period	$373,472	$319,439

Cash paid during the period for:
Interest on deposits and borrowings	$66,080	$27,936
Income tax payments, net of refunds	$658	$577

Non-cash investing and financing activities:
Transfer of loans receivable to loans held-for-sale	$3,507	$34,364
Excise tax on net stock repurchases	$2	$475

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.Basis of Financial Statement Presentation

    The accompanying consolidated financial statements include the accounts of Columbia Financial, Inc. ("Columbia Financial"), its wholly-owned subsidiaries, Columbia Bank ("Columbia") and Freehold Bank ("Freehold"), and Columbia's wholly-owned subsidiaries, Columbia Investment Services, Inc., 2500 Broadway Corp., 1901 Residential Management Co. LLC, First Jersey Title Services, Inc., 1901 Commercial Management Co. LLC, Stewardship Realty LLC, CSB Realty Corp., and RSI Insurance Agency, Inc., (collectively, the “Company”). In consolidation, all intercompany accounts and transactions are eliminated.

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

    The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three month period ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period.

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

    These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2023, and the audited consolidated financial statements included therein.

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

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the Freehold Entities totaled $22,000 during the three months ended March 31, 2024. There were no merger expenses recorded during the three months ended March 31, 2023.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)

Net (loss) income	$(1,155)	$18,723
Shares:
Weighted average shares outstanding - basic	101,746,740	104,631,583
Weighted average diluted shares outstanding	241,685	516,792
Weighted average shares outstanding - diluted	101,988,425	105,148,375
Earnings per share:
Basic	$(0.01)	$0.18
Diluted	$(0.01)	$0.18

    During the three months ended March 31, 2024 and 2023, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 823,566 and 348,101, respectively.

4.    Stock Repurchase Program

On December 14, 2022, the Company announced that its Board of Directors authorized the Company's fifth stock repurchase program to acquire up to 3,000,000 shares, or approximately 2.7% of the Company's then issued and outstanding common stock, commencing upon the completion of the Company’s fourth stock repurchase program. As of March 31, 2024, all shares were repurchased under this program.

On May 25, 2023, the Company announced that its Board of Directors authorized the Company's sixth stock repurchase program to acquire up to 2,000,000 shares, or approximately 1.9% of the Company's then issued and outstanding common stock. As of March 31, 2024, there were 1,005,325 shares remaining to be purchased under this program.

During the three months ended March 31, 2024 and 2023, the Company repurchased 101,516 shares at a cost of approximately $1.7 million, or $16.28 per share, and 2,378,434 shares at a cost of approximately $47.3 million, or $19.90 per share, respectively, under these programs. Repurchased shares are held as treasury stock and are available for general corporate purposes.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
5.    Summary of Significant Accounting Policies

Accounting Pronouncements Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances segment reporting under Topic 820 by expanding the breadth and frequency of segment disclosures. The ASU requires a public entity to disclosure entity-wide and segment information in the notes to the financial statements. Disclosures include the measure of profit or loss that the chief operating decision maker uses to assess segment performance and decisions how to allocate resources, as well as certain specified amounts included in that measure. This ASU was effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this ASU on January 1, 2024 on a retrospective basis for all periods presented. As it is only disclosure related, this ASU did not have an impact on the Company's consolidated financial statements.

6.    Debt Securities Available for Sale

    Debt securities available for sale at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$239,128	$225	$(2,319)	$237,034
Mortgage-backed securities and collateralized mortgage obligations	1,018,854	1	(149,638)	869,217
Municipal obligations	2,768	—	(60)	2,708
Corporate debt securities	92,548	—	(14,067)	78,481
	$1,353,298	$226	$(166,084)	$1,187,440

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$146,387	$924	$(1,810)	$145,501
Mortgage-backed securities and collateralized mortgage obligations	1,009,508	20	(141,943)	867,585
Municipal obligations	2,770	—	(68)	2,702
Corporate debt securities	92,565	2	(14,798)	77,769
	$1,251,230	$946	$(158,619)	$1,093,557

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

The amortized cost and fair value of debt securities available for sale at March 31, 2024, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	March 31, 2024
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$65,637	$65,638
More than one year to five years	200,010	196,755
More than five years to ten years	68,797	55,830
	$334,444	$318,223
Mortgage-backed securities and collateralized mortgage obligations	1,018,854	869,217
	$1,353,298	$1,187,440
Mortgage-backed securities and collateralized mortgage obligations totaling $1.0 billion at amortized cost, and $869.2 million at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three months ended March 31, 2024, proceeds from the sale of a debt security available for sale totaled $3.5 million, resulting in no gross gains and $1.3 million of gross losses. There were no calls and one matured debt security available for sale totaling $10.0 million, during the three months ended March 31, 2024.

During the three months ended March 31, 2023, proceeds from the sale of debt securities available for sale totaled $42.6 million, resulting in no gross gains and $1.3 million of gross losses. There were no calls or matured debt securities available for sale during the three months ended March 31, 2023.

Debt securities available for sale having a carrying value of $224.9 million and $211.5 million, at March 31, 2024 and December 31, 2023, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York. Debt securities available for sale having a carrying value of $66.0 million and $75.1 million, at March 31, 2024 and December 31, 2023, respectively, were pledged by Freehold Bank for outstanding borrowings at the Federal Home Loan Bank, and for potential borrowings at the Federal Reserve Bank of New York.

    The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at March 31, 2024 and December 31, 2023 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	March 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$102,990	$(440)	$25,704	$(1,879)	$128,694	$(2,319)
Mortgage-backed securities and collateralized mortgage obligations	28,787	(129)	840,015	(149,509)	868,802	(149,638)
Municipal obligations	—	—	2,708	(60)	2,708	(60)
Corporate debt securities	—	—	78,481	(14,067)	78,481	(14,067)
	$131,777	$(569)	$946,908	$(165,515)	$1,078,685	$(166,084)

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

The number of securities in an unrealized loss position at March 31, 2024 totaled 349, compared with 329 at December 31, 2023. All temporarily impaired securities were investment grade as of March 31, 2024 and December 31, 2023, except two corporate debt securities which were rated BB+, totaling approximately $8.1 million at both March 31, 2024 and December 31, 2023.

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

There was no activity in the allowance for credit losses on debt securities available for sale for the three months ended March 31, 2024 and 2023.

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $4.8 million and $3.7 million at March 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.

7.    Debt Securities Held to Maturity

    Debt securities held to maturity at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value

U.S. government and agency obligations	$49,871	$—	$(6,064)	$—	$43,807
Mortgage-backed securities and collateralized mortgage obligations	348,480	—	(40,296)	—	308,184
	$398,351	$—	$(46,360)	$—	$351,991

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

The amortized cost and fair value of debt securities held to maturity at March 31, 2024, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	March 31, 2024
	Amortized Cost	Fair Value
	(In thousands)

More than one year to five years	$29,875	$27,610
More than five years to ten years	9,996	8,483
More than ten years	10,000	7,714
	49,871	43,807
Mortgage-backed securities and collateralized mortgage obligations	348,480	308,184
	$398,351	$351,991

Mortgage-backed securities and collateralized mortgage obligations totaling $348.5 million at amortized cost, and $308.2 million at fair value at March 31, 2024, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three months ended March 31, 2024 and 2023 there were no sales, calls or maturities of debt securities held to maturity.

Debt securities held to maturity having a carrying value of $213.0 million and $202.9 million, at March 31, 2024 and December 31, 2023, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity (continued)

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at March 31, 2024 and December 31, 2023 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	March 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$43,807	$(6,064)	$43,807	$(6,064)
Mortgage-backed securities and collateralized mortgage obligations	—	—	308,183	(40,296)	308,183	(40,296)
	$—	$—	$351,990	$(46,360)	$351,990	$(46,360)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$43,969	$(5,902)	$43,969	$(5,902)
Mortgage-backed securities and collateralized mortgage obligations	—	—	313,208	(38,075)	313,208	(38,075)
	$—	$—	$357,177	$(43,977)	$357,177	$(43,977)

    The number of securities in an unrealized loss position at March 31, 2024 totaled 111, compared with 108 at December 31, 2023. All temporarily impaired securities were investment grade as of March 31, 2024 and December 31, 2023.

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities held to maturity. Accrued interest receivable on debt securities held to maturity is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $941,000 and $997,000 at March 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.

8.    Equity Securities at Fair Value

    The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, preferred stock in U.S. Government agencies, and a Community Reinvestment Act qualifying bond fund which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at March 31, 2024 and December 31, 2023 was $4.4 million and $4.1 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
8.    Equity Securities at Fair Value (continued)

    The Company recorded a net increase in the fair value of equity securities of $351,000 and $168,000, during the three months ended March 31, 2024 and 2023, respectively, as a component of non-interest income.

    During the three months ended March 31, 2024 and 2023, there were no sales of equity securities.

9.    Loans Receivable and Allowance for Credit Losses

Loans receivable at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31,	December 31,
	2024	2023
	(In thousands)
Real estate loans:
One-to-four family	$2,778,932	$2,792,833
Multifamily	1,429,369	1,409,187
Commercial real estate	2,318,178	2,377,077
Construction	437,566	443,094
Commercial business loans	538,260	533,041
Consumer loans:
Home equity loans and advances	260,786	266,632
Other consumer loans	2,601	2,801
Total gross loans	7,765,692	7,824,665
Purchased credit-deteriorated ("PCD") loans	14,945	15,089
Net deferred loan costs, fees and purchased premiums and discounts	34,992	34,783
Loans receivable	$7,815,629	$7,874,537

    The Company had no loans held-for-sale at March 31, 2024 and December 31, 2023. During the three months ended March 31, 2024, the Company sold $236,000, $2.1 million, and $1.3 million of one-to-four family real estate loans, Small Business Administration ("SBA") loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $185,000 and no gross losses.

During the three months ended March 31, 2023, the Company sold $9.8 million, $15.4 million, $9.4 million, and $580,000, of one-to-four family real estate loans, home equity loans and advances, commercial real estate loans, SBA loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $799,000 and $8,000 of gross losses.

During the three months ended March 31, 2024, no loans were purchased by the Company. During the three months ended March 31, 2023, the Company purchased a $14.7 million commercial real estate participation loan from a third party financial institution.

At March 31, 2024 and December 31, 2023, commercial business loans included $717,000 and $809,000, respectively, in SBA Payroll Protection Program ("PPP") loans.

At March 31, 2024 and December 31, 2023, the carrying value of loans serviced by the Company for investors was $544.0 million and $551.0 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCD loans at March 31, 2024 and December 31, 2023:

	March 31, 2024
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$8,736	$3,293	$3,455	$15,484	$5,287	$2,763,448	$2,778,932
Multifamily	1,111	—	—	1,111	—	1,428,258	1,429,369
Commercial real estate	5,762	—	1,942	7,704	8,456	2,310,474	2,318,178
Construction	—	—	—	—	—	437,566	437,566
Commercial business loans	3,650	3,949	876	8,475	8,990	529,785	538,260
Consumer loans:
Home equity loans and advances	682	—	187	869	202	259,917	260,786
Other consumer loans	—	—	—	—	—	2,601	2,601
Total loans	$19,941	$7,242	$6,460	$33,643	$22,935	$7,732,049	$7,765,692

	December 31, 2023
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$11,079	$4,254	$1,558	$16,891	$3,139	$2,775,942	$2,792,833
Multifamily	—	—	—	—	—	1,409,187	1,409,187
Commercial real estate	1,711	2,472	2,740	6,923	2,740	2,370,154	2,377,077
Construction	—	—	—	—	—	443,094	443,094
Commercial business loans	1,727	4,917	6,518	13,162	6,518	519,879	533,041
Consumer loans:
Home equity loans and advances	779	14	170	963	221	265,669	266,632
Other consumer loans	1	—	—	1	—	2,800	2,801
Total loans	$15,297	$11,657	$10,986	$37,940	$12,618	$7,786,725	$7,824,665

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. Non-accruing loans are returned to accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. At March 31, 2024 and December 31, 2023, non-accrual loans totaled $22.9 million and $12.6 million, respectively. Included in non-accrual loans at March 31, 2024 and December 31, 2023, are 17 and 10 loans totaling $16.5 million and $1.6 million, respectively, which are less than 90 days in arrears.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

At March 31, 2024 and December 31, 2023, there were no loans past due 90 days or more still accruing interest.

Purchased credit-deteriorated loans ("PCD") were loans acquired at a discount primarily due to deteriorated credit quality. These loans were initially recorded at fair value at acquisition, based upon the present value of expected future cash flows, with no related allowance for credit losses. Loans acquired in a business combination are recorded in accordance with ASC Topic 326, which requires loans as of the acquisition date, that have experienced a more than insignificant deterioration in credit quality since origination to be classified as PCD loans.

At March 31, 2024 and December 31, 2023, PCD loans acquired in the Stewardship Financial Corporation ("Stewardship") acquisition totaled $1.6 million and $1.7 million, respectively, PCD loans acquired in the Freehold Bank acquisition totaled $2.8 million at both dates, and PCD loans acquired in the RSI Bank acquisition totaled $10.5 million and $10.6 million, respectively.

    We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At March 31, 2024 and December 31, 2023, the Company had no real estate owned. At March 31, 2024 we had five residential mortgage loans with a carrying value of $1.4 million and two home equity loan with a carrying value of $155,000, collateralized by residential real estate, which were in the process of foreclosure. At December 31, 2023, we had one residential mortgage loan and one home equity loan with carrying value of 576,000 and $93,000, respectively, collateralized by residential real estate which were in the process of foreclosure.

The Company has an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans receivable. Accrued interest receivable on loans receivable is reported as a component of accrued interest receivable in the Consolidated Statement of Financial Condition, which totaled $33.7 million and $32.9 million at March 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

    The following tables summarize loans receivable (including PCD loans) and allowance for credit losses by portfolio segment and impairment method at March 31, 2024 and December 31, 2023:

	March 31, 2024
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually analyzed loans	$35	$—	$226	$—	$98	$—	$—	$359
Collectively analyzed loans	13,800	8,670	14,947	8,068	7,611	1,872	7	54,975
Loans acquired with deteriorated credit quality	5	—	59	—	2	1	—	67
Total	$13,840	$8,670	$15,232	$8,068	$7,711	$1,873	$7	$55,401

Total loans:
Individually analyzed loans	$1,728	$46	$9,695	$—	$9,115	$110	$—	$20,694
Collectively analyzed loans	2,777,204	1,429,323	2,308,483	437,566	529,145	260,676	2,601	7,744,998
Loans acquired with deteriorated credit quality	1,873	—	12,591	—	344	137	—	14,945
Total loans	$2,780,805	$1,429,369	$2,330,769	$437,566	$538,604	$260,923	$2,601	$7,780,637

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table presents the modifications of loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2024:

	For the Three Months Ended March 31, 2024
	Amortized Cost	Term Extension	Combination of Term Extension, Interest Rate Reduction, and Principal Forgiveness	% of Total Class of Loans Receivable
	(In thousands)

Commercial business	$3,700	$3,700	$—	0.69%
Total loans	$3,700	$3,700	$—	0.05%

For the three months ended March 31, 2023, the Company had no modifications in accordance with the ASU.

The following table describes the types of modifications of loans to borrowers experiencing financial difficulty during the three months ended March 31, 2024:

For the Three Months Ended March 31, 2024
Type of Modifications

Commercial business	15 month term extension

The Company closely monitors the performance of modifications of loans to borrowers experiencing financial difficulty to understand the effectiveness of these modification efforts. The Company did not extend any commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during for the three months ended March 31, 2024.

The following tables presents the aging analysis of modifications of loans to borrowers experiencing financial difficulty at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)
Commercial real estate	$1,031	$—	$—	$—	$—	$1,031
Commercial business	—	—	—	—	5,656	5,656
Total loans	$1,031	$—	$—	$—	$5,656	$6,687

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	December 31, 2023
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)
Commercial real estate	$1,035	$—	$—	$—	$—	$1,035
Construction	2,317	—	—	—	—	2,317
Commercial business	—	—	4,917	—	237	5,154
Total loans	$3,352	$—	$4,917	$—	$237	$8,506

The activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2024 and 2023 are as follows:

	For the Three Months Ended March 31,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2024
Balance at beginning of period	$13,017	$8,742	$15,757	$7,758	$7,923	$1,892	$7	$55,096
Provision for (reversal of) credit losses	825	(72)	(525)	309	4,665	(24)	100	5,278
Recoveries	—	—	—	1	143	5	—	149
Charge-offs	(2)	—	—	—	(5,020)	—	(100)	(5,122)
Balance at end of period	$13,840	$8,670	$15,232	$8,068	$7,711	$1,873	$7	$55,401

2023
Balance at beginning of period	$11,802	$7,877	$18,111	$6,425	$6,897	$1,681	$10	$52,803
Provision for (reversal of) credit losses	1,121	268	(1,768)	314	272	(61)	29	175
Recoveries	—	—	—	—	151	20	5	176
Charge-offs	(134)	—	(86)	—	—	(26)	(35)	(281)
Balance at end of period	$12,789	$8,145	$16,257	$6,739	$7,320	$1,614	$9	$52,873

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables present loans individually analyzed loans by segment, excluding PCD loans, at March 31, 2024 and December 31, 2023:

	At March 31, 2024
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$1,139	$1,423	$—
Multifamily	46	50	—
Commercial real estate	1,942	2,908	—
Commercial business loans	4,865	4,865	—
Consumer loans:
Home equity loans and advances	110	128	—
	8,102	9,374	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	589	589	35
Commercial real estate	7,753	8,412	226
Commercial business loans	4,250	4,249	98
	12,592	13,250	359
Total:
Real estate loans:
One-to-four family	1,728	2,012	35
Multifamily	46	50	—
Commercial real estate	9,695	11,320	226
Commercial business loans	9,115	9,114	98
Consumer loans:
Home equity loans and advances	110	128	—
Total loans	$20,694	$22,624	$359

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	At December 31, 2023
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$1,170	$1,519	$—
Multifamily	49	52	—
Commercial real estate	12,741	14,364	—
Commercial business loans	5,814	6,764	—
Consumer loans:
Home equity loans and advances	145	163	—
	19,919	22,862	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	2,893	2,911	186
Multifamily	333	333	7
Commercial real estate	2,619	2,622	237
Commercial business loans	5,736	5,736	154
Consumer loans:
Home equity loans and advances	456	456	30
	12,037	12,058	614
Total:
Real estate loans:
One-to-four family	4,063	4,430	186
Multifamily	382	385	7
Commercial real estate	15,360	16,986	237
Commercial business loans	11,550	12,500	154
Consumer loans:
Home equity loans and advances	601	619	30
	$31,956	$34,920	$614

    Specific allocations of the allowance for credit losses attributable to individually analyzed loans totaled $359,000 and $614,000 at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, impaired loans for which there was no related allowance for credit losses totaled $8.1 million and $19.9 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

    The following table presents interest income recognized for individually analyzed loans by loan segment, excluding PCD loans and non-accrual loans, for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024		2023
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$2,896	$13	$4,459	$45
Multifamily	214	1	448	5
Commercial real estate	12,528	20	16,252	151
Commercial business loans	10,333	—	1,904	49
Consumer loans:
Home equity loans and advances	356	1	688	7
Total loans	$26,327	$35	$23,751	$257

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating, excluding PCD loans, at March 31, 2024 and December 31, 2023:

	Loans by Year of Origination at March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$22,636	$157,523	$785,252	$783,100	$267,209	$757,084	$—	$—	$2,772,804
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	751	1,398	1,064	291	2,624	—	—	6,128
Total One-to-Four Family	22,636	158,274	786,650	784,164	267,500	759,708	—	—	2,778,932
Gross charge-offs	—	—	—	—	—	2	—	—	2

Multifamily
Pass	—	117,242	320,866	365,098	169,203	452,444	—	—	1,424,853
Special mention	—	—	—	—	—	4,516	—	—	4,516
Substandard	—	—	—	—	—	—	—	—	—
Total Multifamily	—	117,242	320,866	365,098	169,203	456,960	—	—	1,429,369
Gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	13,969	182,962	431,612	362,730	164,245	1,105,621	—	—	2,261,139
Special mention	—	—	—	463	—	22,285	—	—	22,748
Substandard	—	—	5,743	—	1,793	26,755	—	—	34,291
Total Commercial Real Estate	13,969	182,962	437,355	363,193	166,038	1,154,661	—	—	2,318,178
Gross charge-offs	—	—	—	—	—	—	—	—	—

Construction
Pass	6,343	119,856	251,745	59,622	—	—	—	—	437,566
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Construction	6,343	119,856	251,745	59,622	—	—	—	—	437,566
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business
Pass	$16,089	$59,522	$56,408	$27,402	$25,746	$50,048	$274,391	$—	$509,606
Special mention	—	—	—	—	66	931	1,878	—	2,875
Substandard	—	392	452	83	56	7,914	16,484	—	25,381
Doubtful	—	—	—	—	—	398	—	—	398
Total Commercial Business	16,089	59,914	56,860	27,485	25,868	59,291	292,753	—	538,260
Gross charge-offs	—	—	—	2,352	—	2,668	—	—	5,020

Home Equity Loans and Advances
Pass	3,939	19,264	20,289	17,744	10,997	89,436	32,577	66,338	260,584
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	202	—	—	202
Total Home Equity Loans and Advances	3,939	19,264	20,289	17,744	10,997	89,638	32,577	66,338	260,786
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other Consumer Loans
Pass	1,932	133	134	18	3	74	307	—	2,601
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	1,932	133	134	18	3	74	307	—	2,601
Gross charge-offs	—	24	52	22	—	2	—	—	100

Total Loans	64,908	657,645	1,873,899	1,617,324	639,609	2,520,332	325,637	66,338	7,765,692
Total gross charge-offs	$—	$24	$52	$2,374	$—	$2,672	$—	$—	$5,122

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business
Pass	$67,529	$58,118	$28,989	$27,194	$15,499	$38,954	$272,698	$—	$508,981
Special mention	127	303	—	97	14	1,389	4,587	—	6,517
Substandard	—	76	88	6	1,081	6,150	10,142	—	17,543
Total Commercial Business	67,656	58,497	29,077	27,297	16,594	46,493	287,427	—	533,041
Gross charge-offs	—	—	31	34	2,249	304	—	—	2,618

Home Equity Loans and Advances
Pass	20,198	20,713	18,139	11,368	9,877	84,261	37,261	64,558	266,375
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	257	—	—	257
Total Home Equity Loans and Advances	20,198	20,713	18,139	11,368	9,877	84,518	37,261	64,558	266,632
Gross charge-offs	—	—	—	—	—	26	—	—	26

Other Consumer Loans
Pass	2,199	151	38	6	18	68	321	—	2,801
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	2,199	151	38	6	18	68	321	—	2,801
Gross charge-offs	—	61	52	—	—	2	—	—	115

Total Loans	648,608	1,882,747	1,639,402	649,900	632,951	1,981,490	325,009	64,558	7,824,665
Total gross charge-offs	$—	$269	$280	$34	$2,342	$569	$—	$—	$3,494

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses for off-balance-sheet exposures is reported in other liabilities in the Consolidated Statements of Financial Condition. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as unfunded commitments. At March 31, 2024 and December 31, 2023, the balance of the allowance for credit losses on unfunded commitments, included in other liabilities, totaled $4.7 million and $5.5 million, respectively. The Company recorded a reversal of provision for credit losses on unfunded commitments, included in other non-interest expense in the Consolidated Statements of Income, of $830,000 and $528,000 during the three months ended March 31, 2024 and 2023, respectively.

The following table presents the activity in the allowance for credit losses on off-balance-sheet exposures for the three months ended March 31, 2024 and 2023:

	March 31,
	2024	2023
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$5,484	$6,970
(Reversal of) provision for credit losses	(830)	(528)
Balance at end of period	$4,654	$6,442

10.    Leases

    The Company leases real estate property for branches and office space. At March 31, 2024 and December 31, 2023, all of the Company's leases are classified as operating leases.

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
    At March 31, 2024 and December 31, 2023, the weighted average remaining lease term for operating leases was 5.8 years and 5.9 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 2.94% and 2.70%, respectively.

    The Company accounts for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the three months ended March 31, 2024 and 2023, operating and variable lease expenses totaled approximately $704,000 and $633,000, respectively.

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended March 31, 2024 and 2023. At March 31, 2024, the Company had entered into a lease related to an additional branch office location which had not yet commenced.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
10.    Leases (continued)

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

	Lease Payment Obligations at
	March 31,	December 31,
	2024	2023
	(In thousands)

One year or less	$3,314	$4,204
After one year to two years	4,037	3,536
After two years to three years	3,576	3,154
After three years to four years	2,694	2,271
After four years to five years	2,227	1,807
Thereafter	3,212	2,974
Total undiscounted cash flows	19,060	17,946
Discount on cash flows	(1,574)	(1,411)
Total lease liability	$17,486	$16,535

11.    Deposits

    Deposits at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31,	December 31,
	2024	2023
	(In thousands)

Non-interest-bearing demand	$1,415,909	$1,437,361
Interest-bearing demand	1,929,490	1,966,463
Money market accounts	1,228,098	1,255,528
Savings and club deposits	687,303	700,348
Certificates of deposit	2,568,603	2,486,856
Total deposits	$7,829,403	$7,846,556

The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $1.5 billion at both March 31, 2024 and December 31, 2023. Interest expense on deposits for the three months ended March 31, 2024 and 2023 totaled $48.4 million and $17.1 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
11.    Deposits (continued)

Scheduled maturities of certificates of deposit accounts at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31,	December 31,
	2024	2023
	(In thousands)

One year or less	$2,202,994	$2,077,863
After one year to two years	287,263	321,271
After two years to three years	50,734	57,836
After three years to four years	11,905	13,427
After four years	15,707	16,459
	$2,568,603	$2,486,856

12.    Stock Based Compensation

    At the Company's annual meeting of stockholders held on June 6, 2019, stockholders approved the Columbia Financial, Inc. 2019 Equity Incentive Plan ("2019 Plan") which provides for the issuance of up to 7,949,996 shares (2,271,427 restricted stock awards and 5,678,569 stock options) of common stock.

    On March 7, 2024, 27,162 shares of restricted stock were awarded, with a grant date fair value of 16.57 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares.

On March 6, 2024, 185,279 shares of restricted stock were awarded, with a grant date fair value of 16.49 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares.

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

At March 31, 2024, there were 367,567 shares remaining available for future restricted stock awards and 1,427,137 shares remaining available for future stock option grants under the 2019 Plan.

Restricted shares granted under the 2019 Plan generally vest in equal installments, over performance or service periods ranging from 1 year to 5 years, beginning 1 year from the date of grant. A portion of restricted shares awarded are performance awards, which vest upon the satisfactory attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite performance or service period. During the three months ended March 31, 2024 and 2023, approximately $1.3 million and $1.0 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 620,547 non-vested restricted shares outstanding at March 31, 2024 is approximately $7.4 million over a weighted average period of 1.8 years.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

    The following is a summary of the Company's restricted stock activity during the three months ended March 31, 2024 and 2023:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2024	435,541	$16.77
Grants	212,441	16.50
Vested	(25,890)	20.14
Forfeited	(1,545)	16.54
Non-vested at March 31, 2024	620,547	$16.54

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2023	430,954	$17.31
Vested	(26,424)	21.16
Forfeited	(1,929)	21.12
Non-vested at March 31, 2023	402,601	$17.10

On March 6, 2024, options to purchase 286,265 shares of Company common stock were awarded with a grant date fair value of $6.13 per option. Stock options granted under the 2019 Plan generally vest in equal installments over the service period of 3 years beginning 1 year from the date of grant. These stock options were granted at an exercise price of $16.49, which represents the fair value of the Company's common stock price on the grant date based on the closing market price and have an expiration period of approximately 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 6 years, risk-free rate of return of 4.12%, volatility of 29.13%, and a dividend yield of 0.00%.

On May 1, 2023, options to purchase 286,016 shares of Company common stock were awarded with a grant date fair value of $5.48 per option. Stock options granted under the 2019 Plan generally vest in equal installments over the service period of 3 years beginning 1 year from the date of grant. These stock options were granted at an exercise price of $15.94, which represents the fair value of the Company's common stock price on the grant date based on the closing market price and have an expiration period of approximately 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 6 years, risk-free rate of return of 3.60%, volatility of 27.07%, and a dividend yield of 0.00%.

The expected life of the options represents the period of time that stock options are expected to be outstanding and is estimated using the simplified approach, which assumes that all outstanding options will be exercised at the midpoint of the vesting date and full contractual term. The risk-free rate of return is based on the rates on the grant date of a U.S. Treasury Note with a term equal to the expected option life. The expected volatility is based on the historical daily stock prices of the Company stock. The Company has not paid any cash dividends on its common stock.

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the three months ended March 31, 2024 and 2023, approximately $951,000 and $921,000 in expense was recognized in regard to these awards. The expected future compensation expense related to the 1,265,884 non-vested options outstanding at March 31, 2024 is $4.3 million over a weighted average period of 2.0 years.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

The following is a summary of the Company's option activity during the three months ended March 31, 2024 and 2023:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2024	3,584,069	$16.20	6.1	$11,602,267
Granted	286,265	16.49	—	—
Exercised	(28,051)	15.60	—	—
Expired	(1,412)	15.60	—	—
Forfeited	(5,832)	17.29	—	—
Outstanding, March 31, 2024	3,835,039	$16.22	6.2	$5,050,150
Options exercisable at March 31, 2024	2,569,155	$16.12	5.6	$3,590,728

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2023	3,436,869	$16.26	6.9	$18,435,239
Exercised	(3,618)	15.60	—	—
Expired	(2,117)	15.60	—	—
Forfeited	(8,055)	20.03	—	—
Outstanding, March 31, 2023	3,423,079	$16.25	6.7	$7,893,117
Options exercisable at March 31, 2023	1,880,693	$15.85	6.4	$4,711,769

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

    During the three months ended March 31, 2024 and 2023, the aggregate intrinsic value of options exercised was approximately $106,000 and 19,300, respectively.

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

Net periodic (income) benefit cost for the Pension Plan, RIM Plan, Post-retirement Plan and Split-Dollar Life Insurance plan benefits for the three months ended March 31, 2024 and 2023, includes the following components:

	For the Three Months Ended March 31,
	Pension Plan(1)		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2024	2023	2024	2023	2024	2023	2024	2023	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$1,212	$1,199	$61	$69	$54	$54	$57	$69	Compensation and employee benefits
Interest cost	3,100	2,790	162	158	248	242	208	204	Other non-interest expense
Expected return on plan assets	(8,119)	(7,479)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	14	14	Other non-interest expense
Net loss	512	—	28	14	—	—	—	—	Other non-interest expense
Net periodic (income) benefit cost	$(3,295)	$(3,490)	$251	$241	$302	$296	$279	$287

(1) Effective September 30, 2023, the RSI Pension Plan was merged into the Columbia Bank Pension Plan.

Through the acquisition of RSI Bank on May 1, 2022, the Company acquired a funded pension plan and a non-funded post-retirement plan. The benefits are based on years of service and the employee’s compensation, as defined. The Pension Plan was amended effective March 31, 2011, to freeze the Plan so that no employee shall commence or recommence participation in the Plan, that there shall be no further benefit accruals under the Plan, and that compensation received after the effective date shall not be recognized for any purpose under the Plan. Effective September 30, 2023, the RSI Pension Plan was merged, and all assets were transferred into the Columbia Bank Pension Plan. The defined benefit post-retirement healthcare plan covers substantially all retirees and employees.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost (continued)

Net periodic (income) benefit cost for the Pension Plan and Post-retirement Plan for the three months ended March 31, 2024 and 2023, includes the following components:

	For the Three Months Ended March 31,
	Pension Plan (1)		Post-retirement Plan		Affected Line Item in the Consolidated Statements of Income
	2024	2023	2024	2023
	(In thousands)

Service cost	$—	$—	$13	$17	Compensation and employee benefits
Interest cost	—	76	31	27	Other non-interest expense
Expected return on plan assets	—	(122)	—	—	Other non-interest expense
Amortization:
Net (gain)	—	—	(5)	(15)	Other non-interest expense
Net periodic (income) benefit cost	$—	$(46)	$39	$29

(1) Effective September 30, 2023, the RSI Pension Plan was merged into the Columbia Bank Pension Plan.

For the three months ended March 31, 2024 and 2023, no contributions were made to either Pension Plan. The net periodic (income) cost for pension benefits, other post-retirement and split-dollar life insurance benefits for the three months ended March 31, 2024, was calculated using the most recent available benefit valuations.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis at March 31, 2024 and December 31, 2023.

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

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at March 31, 2024 and December 31, 2023, by level within the fair value hierarchy:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

	March 31, 2024
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$237,034	$229,844	$7,190	$—
Mortgage-backed securities and collateralized mortgage obligations	869,217	—	869,217	—
Municipal obligations	2,708	—	889	1,819
Corporate debt securities	78,481	—	70,389	8,092
Total debt securities available for sale	1,187,440	229,844	947,685	9,911
Equity securities	4,430	4,107	323	—
Derivative assets	25,346	—	25,346	—
	$1,217,216	$233,951	$973,354	$9,911

Derivative liabilities	$18,142	$—	$18,142	$—

	December 31, 2023
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$145,501	$137,800	$7,701	$—
Mortgage-backed securities and collateralized mortgage obligations	867,585	—	867,585	—
Municipal obligations	2,702	—	892	1,810
Corporate debt securities	77,769	—	69,842	7,927
Total debt securities available for sale	1,093,557	137,800	946,020	9,737
Equity securities	4,079	3,758	321
Derivative assets	18,898	—	18,898	—
	$1,116,534	$141,558	$965,239	$9,737

Derivative liabilities	$25,025	$—	$25,025	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

The table below provides activity of assets reported as Level 3 during the three months ended March 31, 2024 and 2023:

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets -December 31, 2023	$9,737
Change in fair value of Level 3 assets	174
Balance of recurring Level 3 assets - March 31, 2024	$9,911

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets -December 31, 2022	$12,123
Change in fair value of Level 3 assets	(1,523)
Balance of recurring Level 3 assets - March 31, 2023	$10,600

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

Expected cash flows were projected based on contractual cash flows. At both March 31, 2024 and December 31, 2023, two private placement corporate debt securities classified as available for sale, and two private placement municipal obligations classified as available for sale were included in Level 3 assets.

There were no transfers to Level 3 assets during the three months ended March 31, 2024 and 2023.

At March 31, 2024, private placement corporate debt security cash flows were discounted to a market yield of 12.00% (weighted average is 12.00%), and the cash flows for private placement municipal obligations were discounted to a market yield ranging from 3.51% to 3.65% (weighted average is 3.58%).

The period end valuations were supported by an analysis prepared by an independent third party market participant and approved by management.

Assets Measured at Fair Value on a Non-Recurring Basis

    The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis at March 31, 2024 and December 31, 2023.

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at March 31, 2024 and December 31, 2023, by level within the fair value hierarchy:

	March 31, 2024
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$4,860	$—	$—	$4,860
Mortgage servicing rights	2,756	—	—	2,756
	$7,616	$—	$—	$7,616

	December 31, 2023
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$5,000	$—	$—	$5,000
Mortgage servicing rights	2,908	—	—	2,908
	$7,908	$—	$—	$7,908

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Impaired loans	$4,860	Other	A/R aging schedule	—	—
Mortgage servicing rights	$2,756	Discounted cash flow	Prepayment speeds and discount rates (1)	4.9% - 27.0%	8.9%

	December 31, 2023
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Impaired loans	$5,000	Other	Contracted modification agreement.	—%	—%
Mortgage servicing rights	$2,908	Discounted cash flow	Prepayment speeds and discount rates (1)	4.3% - 27.2%	8.1%

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

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at March 31, 2024 and December 31, 2023:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

	March 31, 2024
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$373,472	$373,472	$373,472	$—	$—
Debt securities available for sale	1,187,440	1,187,440	229,844	947,685	9,911
Debt securities held to maturity	398,351	351,991	—	351,991	—
Equity securities	4,430	4,430	4,107	323	—
Federal Home Loan Bank stock	80,859	80,859	—	80,859	—
Loans receivable, net	7,760,228	7,229,292	—	—	7,229,292
Derivative assets	25,346	25,346	—	25,346	—

Financial liabilities:
Deposits	$7,829,403	$7,811,709	$—	$7,811,709	$—
Borrowings	1,530,424	1,527,514	—	1,527,514	—
Derivative liabilities	18,142	18,142	—	18,142	—

	December 31, 2023
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$423,249	$423,249	$423,249	$—	$—
Debt securities available for sale	1,093,557	1,093,557	137,800	946,020	9,737
Debt securities held to maturity	401,154	357,177	—	357,177	—
Equity securities	4,079	4,079	3,758	321	—
Federal Home Loan Bank stock	81,022	81,022	—	81,022	—
Loans receivable, net	7,819,441	7,366,184	—	—	7,366,184
Derivative assets	18,898	18,898	—	18,898	—

Financial liabilities:
Deposits	$7,846,556	$7,828,259	$—	$7,828,259	$—
Borrowings	1,528,695	1,531,179	—	1,531,179	—
Derivative liabilities	25,025	25,025	—	25,025	—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss)

    The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024			2023
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized (loss) gain on debt securities available for sale:	$(6,948)	$1,956	$(4,992)	$17,541	$(4,472)	$13,069
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	5	(1)	4	(11)	4	(7)
Reclassification adjustment for (loss) gain included in net income	(1,256)	353	(903)	(1,295)	366	(929)
	(8,199)	2,308	(5,891)	16,235	(4,102)	12,133
Derivatives:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	5,233	(1,473)	3,760	(1,203)	338	(865)
	5,233	(1,473)	3,760	(1,203)	338	(865)

Employee benefit plans:
Amortization of prior service cost included in net income	(14)	4	(10)	(14)	4	(10)
Reclassification adjustment of actuarial net (loss) gain included in net income	(534)	150	(384)	1	—	1
Change in funded status of retirement obligations	589	(166)	423	26	153	179
	41	(12)	29	13	157	170
Total other comprehensive income (loss)	$(2,925)	$823	$(2,102)	$15,045	$(3,607)	$11,438

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024				2023
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(113,649)	$(414)	$(44,672)	$(158,735)	$(135,482)	$504	$(44,318)	$(179,296)
Current period changes in other comprehensive income (loss)	(5,891)	3,760	29	(2,102)	12,133	(865)	170	11,438
Total other comprehensive income (loss)	$(119,540)	$3,346	$(44,643)	$(160,837)	$(123,349)	$(361)	$(44,148)	$(167,858)

The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the three months ended March 31, 2024 and 2023:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Three Months Ended March 31,		Affected Line Items in the Consolidated Statements of Income
	2024	2023
	(In thousands)

Reclassification adjustment for loss included in net income	$(1,256)	$(1,295)	Loss on securities transactions
Reclassification adjustment of actuarial net (loss) gain included in net income	$(534)	$1	Other non-interest expense
Total before tax	(1,790)	(1,294)
Income tax benefit	503	366
Net of tax	$(1,287)	$(928)

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

    Currency Forward Contracts. At March 31, 2024 and December 31, 2023, the Company had no currency forward contracts in place with commercial banking customers.

    Interest Rate Swaps. At March 31, 2024 and December 31, 2023, the Company had 82 and 80 interest rate swaps in place with commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $350.0 million and $277.8 million, respectively. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

    At March 31, 2024 and December 31, 2023, the Company had 33 and 30 interest rate swaps with notional amounts of $413.7 million and $380.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

At December 31, 2023, the Company had two interest rate swaps hedged against pools of floating rate commercial loans with notional amounts totaling $100.0 million. These swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. At March 31, 2024, the Company did not have any interest rate swaps hedged against pools of floating rate commercial loans.

At March 31, 2024 and December 31, 2023, the Company had eight interest rate fair value swaps with notional amounts totaling $559.6 million and $700.0 million, respectively. The Company is exposed to changes in the fair value of certain of its fixed-rate pools of assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Secured Overnight Financing Rate ("SOFR").

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

For the three months ended March 31, 2024 and March 31, 2023, the Company recorded hedge ineffectiveness associated with these contracts totaling $36,000 and $4,000, respectively.
    The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$9,326	Other Liabilities	$2,224
Interest rate products - non-designated hedges	Other Assets	16,020	Other Liabilities	15,918
Total derivative instruments		$25,346		$18,142

	December 31, 2023
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$5,394	Other Liabilities	$11,530
Interest rate products - non-designated hedges	Other Assets	13,504	Other Liabilities	13,495
Total derivative instruments		$18,898		$25,025

For the three months ended March 31, 2024 and 2023, gains (losses) of $93,000 and $(193,000), respectively, were recorded for changes in fair value of interest rate swaps with third parties.

    At March 31, 2024 and December 31, 2023, accrued interest was $1.6 million and $1.2 million.

    The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

    At March 31, 2024, the termination value of derivatives in a net asset position, which includes accrued interest, was $7.2 million. The Company normally has collateral posting thresholds with certain of its derivative counterparties, but as of March 31, 2024 had no posted collateral against its obligations under these agreements.

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

At March 31, 2024, the following amounts were recorded on the Consolidated Statements of Financial Condition related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of Hedged Assets/(Liabilities)	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of Hedged Assets/(Liabilities)
	At March 31, 2024		At December 31, 2023
	(In thousands)

Fair value interest rate products	$698,796	$(1,204)	$706,412	$6,412

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024	2023
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$1,413	$1,176
Title insurance fees	503	587
Insurance agency income	48	39
Other non-interest income	1,480	2,483
Total in-scope non-interest income	3,444	4,285
Total out-of-scope non-interest income	4,008	3,788
Total non-interest income	$7,452	$8,073

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

18.    Subsequent Events

    The Company has evaluated events subsequent to March 31, 2024 and through the financial statement issuance date of May 10, 2024, and concluded that no material events occurred that would require disclosure.

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

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total assets decreased $8.0 million, or 0.08%, to $10.6 billion at March 31, 2024 as compared to December 31, 2023. The decrease in total assets was primarily attributable to a decrease in cash and cash equivalents of $49.8 million, and a decrease in loans receivable, net, of $59.2 million partially offset by an increase in debt securities available for sale of $93.9 million.

Cash and cash equivalents decreased $49.8 million, or 11.8%, to $373.5 million at March 31, 2024 from $423.2 million at December 31, 2023. The decrease was primarily attributable to purchases of debt securities available for sale of $137.8 million, repurchases of common stock under our stock repurchase program of $1.7 million and a decrease in total deposits of $17.2 million, partially offset by proceeds from principal repayments on securities of $33.9 million, and repayments on loans receivable.

Debt securities available for sale increased $93.9 million, or 8.6%, to $1.2 billion at March 31, 2024 from $1.1 billion at December 31, 2023. The increase was attributable to the purchases of debt securities available for sale of $137.8 million, consisting primarily of U.S. government obligations and mortgage-backed securities, partially offset by repayments on securities of $21.1 million, maturities of securities of $10.0 million, an increase in the gross unrealized loss on securities of $8.2 million, and the sale of one corporate debt security with a carrying value of $4.8 million, resulting in a loss of $1.3 million.

Loans receivable, net, decreased $59.2 million, or 0.8%, to $7.8 billion at March 31, 2024 as compared to December 31, 2023. One-to-four family real estate loans, commercial real estate loans, construction loans, and home equity loans and advances decreased $13.9 million, $58.9 million, $5.5 million, and $5.8 million, respectively, partially offset by increases in multifamily real estate loans and commercial business loans of $20.2 million, and $5.2 million, respectively. The allowance for credit losses for loans increased $305,000 to $55.4 million at March 31, 2024 from $55.1 million at December 31, 2023.

Total liabilities decreased $5.7 million, or 0.1%, to $9.6 billion at March 31, 2024 as compared to December 31, 2023. The decrease was primarily attributable to a decrease in total deposits of $17.2 million, or 0.2%, partially offset by an increase in accrued expenses and other liabilities of $7.3 million, or 3.9%. The decrease in total deposits primarily consisted of decreases in non-interest-bearing demand deposits, interest-bearing demand deposits, money market accounts, and savings and club accounts of $21.5 million, $37.0 million, $27.4 million, and $13.0 million, respectively, partially offset by an increase in certificates of deposit of $81.7 million. The $7.3 million increase in accrued expenses and other liabilities was primarily attributable to a $10.5 million net increase in balances related to our interest rate swap program, partially offset by a $4.3 million decrease in outstanding checks.

Total stockholders’ equity decreased $2.3 million, or 0.22%, with a balance of $1.0 billion at both March 31, 2024 and December 31, 2023. The decrease in equity was primarily attributable to a net loss of $1.2 million, and the repurchase of 101,516 shares of common stock at a cost of approximately $1.7 million, or $16.28 per share, under our stock repurchase program, partially

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
offset by an increase of $2.1 million in other comprehensive income, which includes changes in unrealized losses on debt securities available for sale and unrealized losses on swap contracts, net of taxes, included in other comprehensive income.

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and March 31, 2023

A net loss of $1.2 million was recorded for the quarter ended March 31, 2024, a decrease of $19.9 million, or 106.2%, compared to net income of $18.7 million for the quarter ended March 31, 2023. The decrease in net income was primarily attributable to an $18.7 million decrease in net interest income, a $5.1 million increase in provision for credit losses, and a $1.8 million increase in non-interest expense, partially offset by a $6.3 million decrease in income tax expense.

Net interest income was $42.2 million for the quarter ended March 31, 2024, a decrease of $18.7 million, or 30.7%, from $60.9 million for the quarter ended March 31, 2023. The decrease in net interest income was primarily attributable to a $34.4 million increase in interest expense on deposits and borrowings, partially offset by a $15.7 million increase in interest income. The increase in interest income was primarily due to an increase in the average balance of total interest-earning assets coupled with an increase in average yields due to multiple market interest rate increases that occurred over the previous year. The increase in interest expense on deposits was driven by these same rate increases coupled with intense competition for deposits in the market and the repricing of existing deposits into higher cost products. The increase in interest expense on borrowings was also impacted by an increase in the average balance of borrowings and the increase in interest rates for new borrowings since interest rates continued rising during the first and second quarters of 2023. Prepayment penalties, which are included in interest income on loans, totaled $268,000 for the quarter ended March 31, 2024, compared to $200,000 for the quarter ended March 31, 2023.

The average yield on loans for the quarter ended March 31, 2024 increased 55 basis points to 4.79%, as compared to 4.24% for the quarter ended March 31, 2023, as interest income was influenced by rising interest rates and loan growth. The average yield on securities for the quarter ended March 31, 2024 increased 12 basis points to 2.65%, as compared to 2.53% for the quarter ended March 31, 2023, as a number of adjustable rate securities tied to various indexes repriced higher during the quarter, and new securities purchased during the 2024 period were at higher rates. The average yield on other interest-earning assets for the quarter ended March 31, 2024 increased 184 basis points to 6.06%, as compared to 4.22% for the quarter ended March 31, 2023, due to the rise in average balances and interest rates paid on cash balances and an increase in the dividend rate paid on Federal Home Loan Bank stock.

Total interest expense was $66.4 million for the quarter ended March 31, 2024, an increase of $34.4 million, or 107.5%, from $32.0 million for the quarter ended March 31, 2023. The increase in interest expense was primarily attributable to a 189 basis point increase in the average cost of interest-bearing deposits, coupled with an increase in the average balance of interest-bearing deposits, along with a 38 basis point increase in the average cost of borrowings, and an increase in the average balance of borrowings. Interest expense on deposits increased $31.3 million, or 183.3%, and interest expense on borrowings increased $3.1 million, or 20.6%.

The Company's net interest margin for the quarter ended March 31, 2024 decreased 83 basis points to 1.75%, when compared to 2.58% for the quarter ended March 31, 2023. The weighted average yield on interest-earning assets increased 57 basis points to 4.50% for the quarter ended March 31, 2024, as compared to 3.93% for the quarter ended March 31, 2023. The average cost of interest-bearing liabilities increased 164 basis points to 3.38% for the quarter ended March 31, 2024, as compared to 1.74% for the quarter ended March 31, 2023. The increase in yields for the quarter ended March 31, 2024 was due to the impact of market interest rate increases between periods. The net interest margin decreased for the quarter ended March 31, 2024, as the increase in the average cost of interest-bearing liabilities outweighed the increase in the average yield on interest-earning assets.

The provision for credit losses for the quarter ended March 31, 2024 was $5.3 million, an increase of $5.1 million, from $175,000 for the quarter ended March 31, 2023. The increase in provision for credit losses during the quarter was primarily attributable to net charge-offs totaling $5.0 million.

Non-interest expense was $45.7 million for the quarter ended March 31, 2024, an increase of $1.8 million, or 4.0%, from $43.9 million for the quarter ended March 31, 2023. The increase was primarily attributable to an increase in federal deposit insurance premiums of $1.7 million, and an increase in professional fees of $2.8 million, partially offset by a decrease in compensation and employee benefits expense of $3.6 million. The federal deposit insurance premium expense increased due to an increase in the assessment rate imposed by the FDIC effective January 1, 2023, and an increase in a one-time special assessment charge. Professional fees included an increase in legal, regulatory and compliance-related costs. The decrease in compensation and employee benefits expense was the result of workforce reduction and other related employee expense cutting strategies implemented during 2023 and 2024.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income tax benefit was $129,000 for the quarter ended March 31, 2024, a decrease of $6.3 million, as compared to income tax expense of $6.1 million for the quarter ended March 31, 2023, mainly due to a decrease in pre-tax income. The Company's effective tax rate was 10.0% and 24.7% for the quarters ended March 31, 2024 and 2023, respectively. The effective tax rate for the 2024 period was primarily impacted by permanent income tax differences.

Asset Quality

The Company's non-performing loans at March 31, 2024 totaled $22.9 million, or 0.30% of total gross loans, as compared to $12.6 million, or 0.16% of total gross loans, at December 31, 2023. The $10.3 million increase in non-performing loans was primarily attributable to an increase in non-performing one-to-four family real estate loans of $2.1 million, an increase in non-performing commercial real estate loans of $5.7 million, and an increase in non-performing commercial business loans of $2.5 million. One borrower with an outstanding $5.7 million commercial real estate loan and a related $1.6 million commercial business loan placed on nonaccrual status, representing 71% of the increase in non-performing loans, during the 2024 quarter. The borrower is a struggling healthcare facility that is current on all payments and in the process of being acquired. The Company has the first lien on the healthcare facility which has a 2023 appraised value of $23.0 million along with additional collateral. The acquiring entity, which has strong cash flow, has partially guaranteed the commercial business loan and has provided cash collateral.

The increase in non-performing one-to-four family real estate loans was due to an increase in the number of loans from 17 non-performing loans at December 31, 2023 to 24 loans at March 31, 2024. Non-performing assets as a percentage of total assets totaled 0.22% and 0.12% at March 31, 2024 and December 31, 2023, respectively.

For the quarter ended March 31, 2024, net charge-offs totaled $5.0 million, as compared to $105,000 in net charge-offs recorded for the quarter ended March 31, 2023, which included charge-offs related to four commercial business loans totaling $5.0 million. Two of the four loans represented $2.9 million of charge-offs and these borrowers are currently making monthly payments. Management expects some recoveries from these credits on a go forward basis.

The Company's allowance for credit losses on loans was $55.4 million, or 0.71% of total gross loans, at March 31, 2024, compared to $55.1 million, or 0.70% of total gross loans, at December 31, 2023.

Additional Liquidity, Loan, Deposit and Capital Information

The Company services a diverse retail and commercial deposit base through its 67 branches. With over 212,000 accounts, the average deposit account balance was approximately $37,000 at March 31, 2024.

The Company had uninsured deposits totaling $1.9 billion at March 31, 2024 and $1.8 billion at December 31, 2023, excluding municipal deposits of $826.5 million and $825.9 million, respectively, which are collateralized, and intercompany deposits of $3.5 billion at both March 31, 2024 and December 31, 2023.

The Company had uninsured deposits as summarized below:

	At March 31, 2024	At December 31, 2023
	(Dollars in thousands)

Uninsured deposits	$1,888,443	$1,837,083
Uninsured deposits to total deposits	24.1%	23.4%

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Deposit balances are summarized as follows:

	At March 31, 2024		At December 31, 2023
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,415,909	—%	$1,437,361	—%
Interest-bearing demand	1,929,490	2.23	1,966,463	2.07
Money market accounts	1,228,098	3.26	1,255,528	3.28
Savings and club deposits	687,303	0.73	700,348	0.48
Certificates of deposit	2,568,603	4.20	2,486,856	3.91
Total deposits	$7,829,403	2.50%	$7,846,556	2.31%

The Company continues to maintain strong liquidity and capital positions. The Company had no outstanding borrowings from the Federal Reserve Discount Window at March 31, 2024. As of March 31, 2024, the Company had immediate access to approximately $2.7 billion of funding, with additional unpledged loan collateral available to pledge in excess of $1.5 billion.

At March 31, 2024, the Company's non-performing commercial real estate loans totaled $8.5 million, or 0.11%, of the total loans receivable loan portfolio balance.

The following table presents multifamily real estate, owner occupied commercial real estate, and the components of investor owned commercial real estate loans included in the real estate loan portfolio.

	At March 31, 2024
	(Dollars in thousands)
	Balance	% of Gross Loans	Weighted Average Loan to Value Ratio	Weighted Average Debt Service Coverage
Multifamily Real Estate	$1,429,369	18.4%	63.4%	1.60x

Owner Occupied Commercial Real Estate	$700,795	9.0%	55.3%	2.10x

Investor Owned Commercial Real Estate:
Retail / Shopping centers	$500,921	6.4%	52.3%	1.58x
Mixed Use	219,724	2.8	58.6	1.60
Industrial / Warehouse	357,998	4.6	53.8	1.58
Non-Medical Office	199,753	2.6	55.3	1.44
Medical Office	132,479	1.7	58.8	1.49
Single Purpose	68,421	0.9	54.1	3.65
Other	138,087	1.8	52.2	1.75
Total	$1,617,383	20.8%	54.5%	1.66x

Total Multifamily and Commercial Real Estate Loans	$3,747,547	48.2%	58.0%	1.72x

As of March 31, 2024, the Company had less than $1.0 million in loan exposure to office or rent stabilized multifamily loans in New York City.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies
    The Company considers certain accounting policies to be critically important to the fair presentation of its Consolidated Statements of Financial Condition and Consolidated Statements of Income. These policies require management to make significant judgments and assumptions on matters which by their nature have elements of uncertainty. The sensitivity of the Company’s consolidated financial statements to these critical accounting policies, and the assumptions, estimates and judgements applied, could have a material impact on its financial condition and results of operations. These assumptions, estimates and judgments made by management can be influenced by a number of factors, including the general economic environment. The Company has identified the following as critical accounting policies:

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

    The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and projections of future taxable income. These estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets and that it is more likely than not that the benefits from certain state temporary differences will not be realized. At March 31, 2024 and December 31, 2023, the Company's net deferred tax assets totaled $26.3 million and $25.5 million, respectively, which included a valuation allowance totaling $26,000 at both period end dates. Based upon projections of future taxable income and the ability to carryforward operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

    The Company provides certain health care and life insurance benefits, along with a split dollar BOLI death benefit, to eligible retired employees. The cost of retiree health care and other benefits during the employees' period of active service are accrued monthly. The accounting guidance requires the following: (a) recognize in the statement of financial position the over funded or underfunded status of a defined benefit post-retirement plan measured as the difference between the fair value of plan assets and the benefit obligations; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the Company's fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income (loss), net of tax, the actuarial gain and losses and the prior service costs and credits that arise during the period. These assets and liabilities and expenses are based upon actuarial assumptions including interest rates, rates of increase in compensation, expected rate of return on plan assets and the length of time we will have to provide those benefits. Actual results may differ from these assumptions. These assumptions are reviewed and updated at least annually, and management believes the estimates are reasonable.

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

    The table below sets forth, as of March 31, 2024, the net portfolio value, the estimated changes in the net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and Freehold Bank and its subsidiaries only and does not include any assets of the Company.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
			(Dollars in thousands)
+400	$177,236	$(16,746)	(8.63)%	$737,414	8.30%	(37.73)%
+300	182,005	(11,977)	(6.17)	852,458	9.34	(28.02)
+200	186,404	(7,578)	(3.91)	965,987	10.30	(18.43)
+100	190,480	(3,502)	(1.81)	1,077,945	11.18	(8.97)
Base	193,982	—	—	1,184,226	11.95	—
-100	197,654	3,672	1.89	1,288,480	12.64	8.80
-200	200,032	6,050	3.12	1,374,189	13.11	16.04
-300	202,428	8,446	4.35	1,444,089	13.40	21.94
-400	199,872	5,890	3.04	1,461,363	13.20	23.40

    As of March 31, 2024, based on the scenarios above, net interest income would decrease by approximately 3.91% if rates were to rise 200 basis points, and would increase by 3.12% if rates were to decrease 200 basis points over a one-year time horizon.

    Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of March 31, 2024, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 18.43%. If rates were to decrease 200 basis points, the model forecasts a 16.04% increase in the NPV.

    Overall, our March 31, 2024 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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
We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth or financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds and dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and through the FHLB system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our securities portfolio. As of March 31, 2024, the potential liquidity from these sources is an amount we believe currently exceeds any contingent liquidity need.

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
Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of March 31, 2024 and December 31, 2023, each of the Company and Columbia Bank and Freehold Bank exceeded all capital adequacy requirements to which it was subject.

    The following tables presents the Company's, Columbia Bank's and Freehold Bank's actual capital amounts and ratios at March 31, 2024 and December 31, 2023 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At March 31, 2024:
Total capital (to risk-weighted assets)	$1,119,979	14.20%	$630,801	8.00%	$827,926	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,060,040	13.44	473,101	6.00	670,226	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,052,823	13.35	354,826	4.50	551,951	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,060,040	10.07	421,176	4.00	421,176	4.00	N/A	N/A

At December 31, 2023:
Total capital (to risk-weighted assets)	$1,120,849	14.08%	$636,767	8.00%	$835,757	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,060,490	13.32	477,575	6.00	676,565	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,053,273	13.23	358,182	4.50	557,171	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,060,490	10.04	422,441	4.00	422,441	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Columbia Bank	(In thousands, except ratio data)
At March 31, 2024:
Total capital (to risk-weighted assets)	$1,030,401	14.24%	$578,922	8.00%	$759,835	10.50%	$723,652	10.00%
Tier 1 capital (to risk-weighted assets)	971,692	13.43	434,191	6.00	615,105	8.50	578,922	8.00
Common equity tier 1 capital (to risk-weighted assets)	971,692	13.43	325,644	4.50	506,557	7.00	470,374	6.50
Tier 1 capital (to adjusted total assets)	971,692	9.49	409,666	4.00	409,666	4.00	512,083	5.00

At December 31, 2023:
Total capital (to risk-weighted assets)	$1,033,138	14.02%	$589,622	8.00%	$773,879	10.50%	$737,028	10.00%
Tier 1 capital (to risk-weighted assets)	974,127	13.22	442,217	6.00	626,474	8.50	589,622	8.00
Common equity tier 1 capital (to risk-weighted assets)	974,127	13.22	331,663	4.50	515,920	7.00	479,068	6.50
Tier 1 capital (to adjusted total assets)	974,127	9.48	411,126	4.00	411,126	4.00	513,908	5.00

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Freehold Bank	(In thousands, except ratio data)
At March 31, 2024:
Total capital (to risk-weighted assets)	$45,614	22.91%	$15,928	8.00%	$20,906	10.50%	$19,910	10.00%
Tier 1 capital (to risk-weighted assets)	44,361	22.28	11,946	6.00	16,924	8.50	15,928	8.00
Common equity tier 1 capital (to risk-weighted assets)	44,361	22.28	8,960	4.50	13,937	7.00	12,942	6.50
Tier 1 capital (to adjusted total assets)	44,361	15.63	11,350	4.00	11,350	4.00	14,187	5.00

At December 31, 2023:
Total capital (to risk-weighted assets)	$45,417	22.50%	$16,152	8.00%	$21,199	10.50%	$20,189	10.00%
Tier 1 capital (to risk-weighted assets)	44,045	21.82	12,114	6.00	17,161	8.50	16,152	8.00
Common equity tier 1 capital (to risk-weighted assets)	44,045	21.82	9,085	4.50	14,133	7.00	13,123	6.50
Tier 1 capital (to adjusted total assets)	44,045	15.27	11,539	4.00	11,539	4.00	14,424	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2024. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

    During the quarter ended March 31, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

    The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

    For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 29, 2024. As of March 31, 2024, the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    The following table reports information regarding repurchases of the Company's common stock, excluding excise tax during the quarter ended March 31, 2024:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2024	—	$—	—	1,106,841
February 1 - 29, 2024	100	16.52	100	1,106,741
March 1 - 31, 2024	111,364	16.31	101,416	1,005,325
Total	111,464	$16.31	101,516

(1) On May 25, 2023, the Company announced that its Board of Directors authorized the Company's sixth stock repurchase program to acquire up to 2,000,000 shares, or approximately 1.9% of the Company's then issued and outstanding common stock.

(2) During the three months ended March 31, 2024, 8,403 shares were repurchased for taxes related to the 2019 Equity Incentive Plan and 1,545 shares were repurchased pursuant to forfeitures and not as part of a share repurchase program.

Item 3.     Defaults Upon Senior Securities

    Not Applicable.

Item 4.     Mine Safety Disclosures

    Not Applicable.

Item 5.     Other Information

    During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

101.0
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2024, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

Columbia Financial, Inc.

Date:	May 10, 2024	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2024	/s/Dennis E. Gibney
Dennis E. Gibney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)