Form 10-Q
period 2024-06-30
Columbia Financial, Inc.
filed 2024-08-09
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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
☐ Yes ☒ No

As of August 6, 2024, there were 104,727,144 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share (including 76,016,524 shares held by Columbia Bank, MHC).

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets	(Unaudited)

Cash and due from banks	$391,004	$423,140
Short-term investments	110	109
Total cash and cash equivalents	391,114	423,249

Debt securities available for sale, at fair value	1,263,459	1,093,557
Debt securities held to maturity, at amortized cost (fair value of $365,344 and $357,177 at June 30, 2024 and December 31, 2023, respectively)	411,300	401,154
Equity securities, at fair value	4,531	4,079
Federal Home Loan Bank stock	87,618	81,022

Loans receivable	7,819,011	7,874,537
Less: allowance for credit losses	57,062	55,096
Loans receivable, net	7,761,949	7,819,441

Accrued interest receivable	41,338	39,345
Office properties and equipment, net	82,547	83,577
Bank-owned life insurance ("BOLI")	271,300	268,362
Goodwill and intangible assets	122,102	123,350
Other real estate owned	1,974	—
Other assets	324,358	308,432
Total assets	$10,763,590	$10,645,568

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$7,781,547	$7,846,556
Borrowings	1,683,899	1,528,695
Advance payments by borrowers for taxes and insurance	47,842	43,509
Accrued expenses and other liabilities	203,568	186,473
Total liabilities	9,716,856	9,605,233

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 131,370,633 shares issued and 104,755,270 shares outstanding at June 30, 2024 and 131,155,268 shares issued and 104,918,905 shares outstanding at December 31, 2023	1,314	1,312
Additional paid-in capital	796,432	791,450
Retained earnings	896,989	893,604
Accumulated other comprehensive loss	(155,482)	(158,735)
Treasury stock, at cost; 26,615,363 shares at June 30, 2024 and 26,236,363 shares at December 31, 2023	(460,291)	(454,128)
Common stock held by the Employee Stock Ownership Plan	(31,349)	(32,478)
Stock held by Rabbi Trust	(3,106)	(2,955)
Deferred compensation obligations	2,227	2,265
Total stockholders' equity	1,046,734	1,040,335
Total liabilities and stockholders' equity	$10,763,590	$10,645,568

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:	(Unaudited)
Loans receivable	$95,252	$84,188	$188,201	$164,478
Debt securities available for sale and equity securities	9,241	6,445	17,026	14,896
Debt securities held to maturity	2,502	2,447	4,871	4,904
Federal funds and interest-earning deposits	4,459	1,801	8,022	2,613
Federal Home Loan Bank stock dividends	1,832	1,262	3,793	2,132
Total interest income	113,286	96,143	221,913	189,023
Interest expense:
Deposits	49,826	28,727	98,244	45,815
Borrowings	19,380	16,265	37,389	31,193
Total interest expense	69,206	44,992	135,633	77,008

Net interest income	44,080	51,151	86,280	112,015

Provision for credit losses	2,194	1,078	7,472	1,253

Net interest income after provision for credit losses	41,886	50,073	78,808	110,762

Non-interest income:
Demand deposit account fees	1,590	1,291	3,003	2,467
Bank-owned life insurance	1,804	1,675	3,584	3,656
Title insurance fees	744	624	1,247	1,211
Loan fees and service charges	1,378	1,325	2,339	2,397
Loss on securities transactions	—	(9,552)	(1,256)	(10,847)
Change in fair value of equity securities	101	162	452	330
Gain on sale of loans	181	(128)	366	663
Other non-interest income	3,382	4,057	6,897	7,651
Total non-interest income	9,180	(546)	16,632	7,528

Non-interest expense:
Compensation and employee benefits	27,659	32,460	55,172	63,618
Occupancy	6,054	5,738	12,027	11,492
Federal deposit insurance premiums	1,879	1,734	4,234	2,423
Advertising	661	786	1,287	1,473
Professional fees	4,509	2,376	9,143	4,251
Data processing and software expenses	3,914	3,601	7,881	7,426
Merger-related expenses	692	266	714	266
Other non-interest expense, net	879	645	1,447	559
Total non-interest expense	46,247	47,606	91,905	91,508

Income before income tax expense	4,819	1,921	3,535	26,782

Income tax expense	279	257	150	6,395

Net Income	$4,540	$1,664	$3,385	$20,387

Earnings per share-basic	$0.04	$0.02	$0.03	$0.20
Earnings per share-diluted	$0.04	$0.02	$0.03	$0.20
Weighted average shares outstanding-basic	101,651,511	102,409,035	101,699,126	103,514,169
Weighted average shares outstanding-diluted	101,651,511	102,517,584	101,804,386	103,835,235

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)

Net income	$4,540	$1,664	$3,385	$20,387

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on debt securities available for sale	(450)	3,165	(5,442)	16,234
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	2	(1)	6	(9)
Reclassification adjustment for (loss) gain included in net income	—	(6,851)	(903)	(7,779)
	(448)	(3,687)	(6,339)	8,446

Derivatives, net of tax:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	298	2,883	4,058	2,018
	298	2,883	4,058	2,018

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(10)	(10)	(20)	(20)
Reclassification adjustment of actuarial net (loss) gain included in net income	(394)	1	(778)	1
Change in funded status of retirement obligations	5,909	2,500	6,332	2,680
	5,505	2,491	5,534	2,661

Total other comprehensive income	5,355	1,687	3,253	13,125

Total comprehensive income, net of tax	$9,895	$3,351	$6,638	$33,512

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Three Months Ended June 30, 2024 and 2023 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at March 31, 2024	$1,314	$793,878	$892,449	$(160,837)	$(455,948)	$(31,914)	$(3,041)	$2,124	$1,038,025
Net income	—	—	4,540	—	—	—	—	—	4,540
Other comprehensive (loss)	—	—	—	5,355	—	—	—	—	5,355
Stock based compensation	—	2,241	—	—	—	—	—	—	2,241
Purchase of treasury stock (263,600 shares)	—	—	—	—	(4,242)	—	—	—	(4,242)
Restricted stock forfeitures (150 shares)	—	3	—	—	(3)	—	—	—	—
Repurchase shares for taxes (3,786 shares)	—	—	—	—	(56)	—	—	—	(56)
Excise tax on net stock repurchases	—	—	—	—	(42)	—	—	—	(42)
Employee Stock Ownership Plan shares committed to be released	—	310	—	—	—	565	—	—	875
Funding of deferred compensation obligations	—	—	—	—	—	—	(65)	103	38
Balance at June 30, 2024	$1,314	$796,432	$896,989	$(155,482)	$(460,291)	$(31,349)	$(3,106)	$2,227	$1,046,734

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Three Months Ended June 30, 2024 and 2023 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at March 31, 2023	$1,309	$783,642	$876,241	$(167,858)	$(419,678)	$(34,190)	$(2,668)	$2,092	$1,038,890
Net income	—	—	1,664	—	—	—	—	—	1,664
Other comprehensive (loss)	—	—	—	1,687	—	—	—	—	1,687
Issuance of common stock allocated to restricted stock award grants (226,574 shares)	2	7	—	—	—	—	—	—	9
Stock based compensation	—	2,028	—	—	—	—	—	—	2,028
Purchase of treasury stock (1,207,100 shares)	—	—	—	—	(21,998)	—	—	—	(21,998)
Exercise of stock options (37,234 shares)	—	(33)	—	—	—	—	—	—	(33)
Restricted stock forfeitures (10,425 shares)	—	186	—	—	(186)	—	—	—	—
Excise tax on net stock repurchases	—	—	—	—	(222)		—	—	(222)
Employee Stock Ownership Plan shares committed to be released	—	418	—	—	—	567	—	—	985
Funding of deferred compensation obligations	—	—	—	—	—	—	(112)	(110)	(222)
Balance at June 30, 2023	$1,311	$786,248	$877,905	$(166,171)	$(442,084)	$(33,623)	$(2,780)	$1,982	$1,022,788

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Six Months Ended June 30, 2024 and 2023 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2023	$1,312	$791,450	$893,604	$(158,735)	$(454,128)	$(32,478)	$(2,955)	$2,265	$1,040,335
Net (loss) income	—	—	3,385	—	—	—	—	—	3,385
Other comprehensive (loss)	—	—	—	3,253	—	—	—	—	3,253
Issuance of common stock allocated to restricted stock award grants (212,441 shares)	2	(2)	—	—	—	—	—	—	—
Stock based compensation	—	4,270	—	—	—	—	—	—	4,270
Purchase of treasury stock (365,116 shares)	—	—	—	—	(5,894)	—	—	—	(5,894)
Exercise of stock options (28,051shares)	—	(49)	—	—	—	—	—	—	(49)
Restricted stock forfeitures (1,695 shares)	—	30	—	—	(30)	—	—	—	—
Repurchase shares for taxes (12,189 shares)	—	—	—	—	(195)	—	—	—	(195)
Excise tax on net stock repurchases	—	—	—	—	(44)				(44)
Employee Stock Ownership Plan shares committed to be released	—	733	—	—	—	1,129	—	—	1,862
Funding of deferred compensation obligations	—	—	—	—	—	—	(151)	(38)	(189)
Balance at June 30, 2024	$1,314	$796,432	$896,989	$(155,482)	$(460,291)	$(31,349)	$(3,106)	$2,227	$1,046,734

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Six Months Ended June 30, 2024 and 2023 (In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2022	$1,309	$781,165	$857,518	$(179,296)	$(371,708)	$(34,750)	$(3,149)	$2,506	$1,053,595
Net income	—	—	20,387	—	—	—	—	—	20,387
Other comprehensive (loss)	—	—	—	13,125	—	—	—	—	13,125
Issuance of common stock allocated to restricted stock award grants (226,574 shares)	2	7	—	—	—	—	—	—	9
Stock based compensation	—	3,873	—	—	—	—	—	—	3,873
Purchase of treasury stock (3,585,534 shares)	—	—	—	—	(69,321)	—	—	—	(69,321)
Exercise of stock options (40,852 shares)	—	(22)	—	—	—	—	—	—	(22)
Restricted stock forfeitures (12,354 shares)	—	225	—	—	(225)	—	—	—	—
Repurchase shares for taxes (7,068 shares)	—	—	—	—	(133)	—	—	—	(133)
Excise tax on net stock repurchases	—	—	—	—	(697)	—	—	—	(697)
Employee Stock Ownership Plan shares committed to be released	—	1,000	—	—	—	1,127	—	—	2,127
Funding of deferred compensation obligations	—	—	—	—	—	—	369	(524)	(155)
Balance at June 30, 2023	$1,311	$786,248	$877,905	$(166,171)	$(442,084)	$(33,623)	$(2,780)	$1,982	$1,022,788

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2024	2023
	(In thousands, unaudited)
Cash flows from operating activities:
Net income	$3,385	$20,387
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	2,095	2,777
Net amortization of premiums and discounts on securities	(216)	1,090
Net amortization of mortgage servicing rights	134	112
Amortization of intangible assets	1,116	1,194
Depreciation and amortization of office properties and equipment	4,078	3,823
Amortization of operating lease right-of-use assets	1,958	1,954
Provision for credit losses	7,472	1,253
Loss on securities transactions	1,256	10,847
Change in fair value of equity securities	(452)	(330)
Gain on sale of loans, net	(366)	(663)
Net loss on disposal of office properties and equipment	—	25
Deferred tax expense (benefit)	1,688	(2,762)
Increase in accrued interest receivable	(1,993)	(1,261)
Increase in other assets	(8,123)	(10,226)
Increase (decrease) in accrued expenses and other liabilities	18,319	(483)
Income on bank-owned life insurance	(3,584)	(3,656)
Employee stock ownership plan expense	1,862	2,127
Stock based compensation	4,270	3,873
(Increase) decrease in deferred compensation obligations under Rabbi Trust	(189)	(155)
Net cash provided by operating activities	32,710	29,926

Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	3,495	277,022
Proceeds from paydowns/maturities/calls of debt securities available for sale	62,990	53,365
Proceeds from paydowns/maturities/calls of debt securities held to maturity	6,483	6,135
Purchases of debt securities available for sale	(246,244)	—
Purchases of debt securities held to maturity	(16,635)	—
Proceeds from sales of loans held-for-sale	6,896	93,639
Purchases of loans receivable	—	(14,729)
Net decrease (increase) in loans receivable	39,419	(165,198)
Proceeds from bank-owned life insurance death benefits	5	605
Proceeds from redemptions of Federal Home Loan Bank stock	17,553	67,107
Purchases of Federal Home Loan Bank stock	(24,149)	(70,270)
Additions to office properties and equipment	(3,048)	(2,814)
Net cash (used in) provided by investing activities	$(153,235)	$244,862

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
	2024	2023
	(In thousands, unaudited)

Cash flows from financing activities:
Net decrease in deposits	$(65,009)	$(287,003)
Proceeds from long-term borrowings	210,000	261,113
Payments on long-term borrowings	(70,000)	(11,300)
Net increase (decrease) in short-term borrowings	15,204	(256,600)
Increase in advance payments by borrowers for taxes and insurance	4,333	2,716
Issuance of common stock for restricted stock awards	—	9
Exercise of stock options	(49)	(22)
Purchase of treasury stock	(5,894)	(69,321)
Repurchase of shares for taxes	(195)	(133)
Net cash provided by (used in) financing activities	$88,390	$(360,541)

Net (decrease) in cash and cash equivalents	$(32,135)	$(85,753)

Cash and cash equivalents at beginning of year	423,249	179,228
Cash and cash equivalents at end of period	$391,114	$93,475

Cash paid during the period for:
Interest on deposits and borrowings	$134,745	$73,700
Income tax payments, net of refunds	$664	$6,047

Non-cash investing and financing activities:
Transfer of loans receivable to other real estate owned	$1,974	$—
Transfer of loans receivable to loans held-for-sale	$6,532	$93,678
Excise tax on net stock repurchases	$44	$697

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.Basis of Financial Statement Presentation

    The accompanying consolidated financial statements include the accounts of Columbia Financial, Inc. ("Columbia Financial"), its wholly-owned subsidiaries, Columbia Bank ("Columbia") and Freehold Bank ("Freehold"), and Columbia's wholly-owned subsidiaries, Columbia Investment Services, Inc., 1901 Residential Management Co. LLC, First Jersey Title Services, Inc., 1901 Commercial Management Co. LLC, Stewardship Realty LLC, RSI Insurance Agency, Inc., and 19-01 Community Development Corporation (inactive), (collectively, the “Company”). In May 2024, Columbia dissolved its wholly-owned subsidiary 2500 Broadway Corp. In consolidation, all intercompany accounts and transactions are eliminated.

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

    The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months periods ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period.

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

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the Freehold Entities totaled $692,000 and $714,000 during the three and six months ended June 30, 2024, and $73,866 recorded during both the three and six months ended June 30, 2023.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)

Net income	$4,540	$1,664	$3,385	$20,387
Shares:
Weighted average shares outstanding - basic	101,651,511	102,409,035	101,699,126	103,514,169
Weighted average diluted shares outstanding	—	108,549	105,260	321,066
Weighted average shares outstanding - diluted	101,651,511	102,517,584	101,804,386	103,835,235
Earnings per share:
Basic	$0.04	$0.02	$0.03	$0.20
Diluted	$0.04	$0.02	$0.03	$0.20

    During the three and six months ended June 30, 2024 and 2023, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 3,834,101 and 949,748, and 527,338 and 438,712, respectively.

4.    Stock Repurchase Program

On December 14, 2022, the Company announced that its Board of Directors authorized the Company's fifth stock repurchase program to acquire up to 3,000,000 shares, or approximately 2.7% of the Company's then issued and outstanding common stock, commencing upon the completion of the Company’s fourth stock repurchase program. As of June 30, 2024, all shares were repurchased under this program.

On May 25, 2023, the Company announced that its Board of Directors authorized the Company's sixth stock repurchase program to acquire up to 2,000,000 shares, or approximately 1.9% of the Company's then issued and outstanding common stock. As of June 30, 2024, there were 741,725 shares remaining to be purchased under this program.

During the three and six months ended June 30, 2024, the Company repurchased 263,600 shares at a cost of approximately $4.2 million, or $16.09 per share, and 365,116 shares at a cost of approximately $5.9 million, or $16.14 per share, respectively, under these programs. During the three and six months ended June 30, 2023, the Company repurchased 1,207,100 shares at a cost of approximately $22.0 million, or $18.22 per share, and 3,585,534 shares at a cost of approximately $69.3 million, or $19.33 per share, respectively, under these programs. Repurchases have been paused to retain capital. Repurchased shares are held as treasury stock and are available for general corporate purposes.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
5.    Summary of Significant Accounting Policies

Accounting Pronouncements Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances segment reporting under Topic 820 by expanding the breadth and frequency of segment disclosures. The ASU requires a public entity to disclose entity-wide and segment information in the notes to the financial statements. Disclosures include the measure of profit or loss that the chief operating decision maker uses to assess segment performance and decide how to allocate resources, as well as certain specified amounts included in that measure. This ASU was effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this ASU on January 1, 2024 on a retrospective basis for all periods presented. As it is only disclosure related, this ASU did not have an impact on the Company's consolidated financial statements.

6.    Debt Securities Available for Sale

    Debt securities available for sale at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$273,209	$251	$(2,638)	$270,822
Mortgage-backed securities and collateralized mortgage obligations	1,056,441	98	(149,957)	906,582
Municipal obligations	2,767	—	(47)	2,720
Corporate debt securities	97,530	30	(14,225)	83,335
	$1,429,947	$379	$(166,867)	$1,263,459

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$146,387	$924	$(1,810)	$145,501
Mortgage-backed securities and collateralized mortgage obligations	1,009,508	20	(141,943)	867,585
Municipal obligations	2,770	—	(68)	2,702
Corporate debt securities	92,565	2	(14,798)	77,769
	$1,251,230	$946	$(158,619)	$1,093,557

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

The amortized cost and fair value of debt securities available for sale at June 30, 2024, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	June 30, 2024
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$80,740	$80,372
More than one year to five years	214,258	211,496
More than five years to ten years	78,508	65,009
	$373,506	$356,877
Mortgage-backed securities and collateralized mortgage obligations	1,056,441	906,582
	$1,429,947	$1,263,459
Mortgage-backed securities and collateralized mortgage obligations totaling $1.1 billion at amortized cost, and $906.6 million at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three months ended June 30, 2024, there were no sales, calls or maturities of debt securities available for sale. During the six months ended June 30, 2024, proceeds from the sale of a debt security available for sale totaled $3.5 million, resulting in no gross gains and $1.3 million of gross losses. There was one matured debt security available for sale totaling $10.0 million, during the six months ended June 30, 2024.

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

Debt securities available for sale having a carrying value of $230.6 million and $211.5 million, at June 30, 2024 and December 31, 2023, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York. Debt securities available for sale having a carrying value of $63.9 million and $75.1 million, at June 30, 2024 and December 31, 2023, respectively, were pledged by Freehold Bank for outstanding borrowings at the Federal Home Loan Bank, and for potential borrowings at the Federal Reserve Bank of New York.

    The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at June 30, 2024 and December 31, 2023 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	June 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$166,186	$(827)	$20,883	$(1,811)	$187,069	$(2,638)
Mortgage-backed securities and collateralized mortgage obligations	32,535	(287)	814,739	(149,670)	847,274	(149,957)
Municipal obligations	—	—	2,720	(47)	2,720	(47)
Corporate debt securities	—	—	78,304	(14,225)	78,304	(14,225)
	$198,721	$(1,114)	$916,646	$(165,753)	$1,115,367	$(166,867)

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

The number of securities in an unrealized loss position at June 30, 2024 totaled 357, compared with 329 at December 31, 2023. All temporarily impaired securities were investment grade as of June 30, 2024 and December 31, 2023, except two corporate debt securities which were rated BB+, totaling approximately $8.3 million and $8.1 million at June 30, 2024 and December 31, 2023, respectively.

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

There was no activity in the allowance for credit losses on debt securities available for sale for the three and six months ended June 30, 2024 and 2023.

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $4.9 million and $3.7 million at June 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.

7.    Debt Securities Held to Maturity

    Debt securities held to maturity at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value

U.S. government and agency obligations	$49,872	$—	$(5,906)	$—	$43,966
Mortgage-backed securities and collateralized mortgage obligations	361,428	21	(40,071)	—	321,378
	$411,300	$21	$(45,977)	$—	$365,344

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

The amortized cost and fair value of debt securities held to maturity at June 30, 2024, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	June 30, 2024
	Amortized Cost	Fair Value
	(In thousands)

More than one year to five years	$29,875	$27,699
More than five years to ten years	9,997	8,576
More than ten years	10,000	7,691
	49,872	43,966
Mortgage-backed securities and collateralized mortgage obligations	361,428	321,378
	$411,300	$365,344

Mortgage-backed securities and collateralized mortgage obligations totaling $361.4 million at amortized cost, and $321.4 million at fair value at June 30, 2024, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three and six months ended June 30, 2024 and 2023 there were no sales, calls or maturities of debt securities held to maturity.

Debt securities held to maturity having a carrying value of $210.2 million and $202.9 million, at June 30, 2024 and December 31, 2023, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity (continued)

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at June 30, 2024 and December 31, 2023 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	June 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$43,966	$(5,906)	$43,966	$(5,906)
Mortgage-backed securities and collateralized mortgage obligations	—	—	314,784	(40,071)	314,784	(40,071)
	$—	$—	$358,750	$(45,977)	$358,750	$(45,977)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$43,969	$(5,902)	$43,969	$(5,902)
Mortgage-backed securities and collateralized mortgage obligations	—	—	313,208	(38,075)	313,208	(38,075)
	$—	$—	$357,177	$(43,977)	$357,177	$(43,977)

    The number of securities in an unrealized loss position at June 30, 2024 totaled 111, compared with 108 at December 31, 2023. All temporarily impaired securities were investment grade as of June 30, 2024 and December 31, 2023.

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities held to maturity. Accrued interest receivable on debt securities held to maturity is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $991,000 and $997,000 at June 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.

8.    Equity Securities at Fair Value

    The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, preferred stock in U.S. Government agencies, and a Community Reinvestment Act qualifying bond fund which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at June 30, 2024 and December 31, 2023 was $4.5 million and $4.1 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
8.    Equity Securities at Fair Value (continued)

    The Company recorded a net increase in the fair value of equity securities of $101,000 and $162,000, and $452,000 and $330,000 during the three and six months ended June 30, 2024 and 2023, respectively, as a component of non-interest income.

    During the three and six months ended June 30, 2024 and 2023, there were no sales of equity securities.

9.    Loans Receivable and Allowance for Credit Losses

Loans receivable at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30,	December 31,
	2024	2023
	(In thousands)
Real estate loans:
One-to-four family	$2,764,177	$2,792,833
Multifamily	1,409,316	1,409,187
Commercial real estate	2,316,252	2,377,077
Construction	462,880	443,094
Commercial business loans	554,768	533,041
Consumer loans:
Home equity loans and advances	260,427	266,632
Other consumer loans	2,689	2,801
Total gross loans	7,770,509	7,824,665
Purchased credit-deteriorated ("PCD") loans	12,150	15,089
Net deferred loan costs, fees and purchased premiums and discounts	36,352	34,783
Loans receivable	$7,819,011	$7,874,537

    The Company had no loans held-for-sale at June 30, 2024 and December 31, 2023. During the three months ended June 30, 2024, the Company sold $1.9 million and $1.3 million of Small Business Administration ("SBA") loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $181,000 and no gross losses. During the six months ended June 30, 2024, the Company sold $236,000, $4.0 million, and $2.7 million of one-to-four family real estate loans, SBA loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $366,000 and no gross losses.

During the three months ended June 30, 2023, the Company sold $48.0 million, $6.1 million, $1.9 million, and $3.2 million, of one-to-four family real estate loans, commercial real estate loans, SBA loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $177,000 and gross losses of $305,000. During the six months ended June 30, 2023, the Company sold $57.8 million, $21.4 million, $11.3 million, and $3.8 million, of one-to-four family real estate loans and home equity loans and advances, commercial real estate loans, SBA loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $968,000 and gross losses of $305,000.

During the three and six months ended June 30, 2024, no loans were purchased by the Company. During the six months ended June 30, 2023, the Company purchased a $14.7 million commercial real estate participation loan from a third party financial institution. During the three months ended June 30, 2023 no loans were purchased by the Company.

At June 30, 2024 and December 31, 2023, commercial business loans included $624,000 and $809,000, respectively, in SBA Payroll Protection Program ("PPP") loans.

At June 30, 2024 and December 31, 2023, the carrying value of loans serviced by the Company for investors was $534.2 million and $551.0 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCD loans at June 30, 2024 and December 31, 2023:

	June 30, 2024
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$12,171	$6,652	$2,597	$21,420	$5,756	$2,742,757	$2,764,177
Multifamily	—	—	—	—	—	1,409,316	1,409,316
Commercial real estate	3,088	544	149	3,781	8,066	2,312,471	2,316,252
Construction	—	—	—	—	—	462,880	462,880
Commercial business loans	2,340	5,542	2,419	10,301	11,284	544,467	554,768
Consumer loans:
Home equity loans and advances	630	32	75	737	175	259,690	260,427
Other consumer loans	—	—	—	—	—	2,689	2,689
Total loans	$18,229	$12,770	$5,240	$36,239	$25,281	$7,734,270	$7,770,509

	December 31, 2023
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$11,079	$4,254	$1,558	$16,891	$3,139	$2,775,942	$2,792,833
Multifamily	—	—	—	—	—	1,409,187	1,409,187
Commercial real estate	1,711	2,472	2,740	6,923	2,740	2,370,154	2,377,077
Construction	—	—	—	—	—	443,094	443,094
Commercial business loans	1,727	4,917	6,518	13,162	6,518	519,879	533,041
Consumer loans:
Home equity loans and advances	779	14	170	963	221	265,669	266,632
Other consumer loans	1	—	—	1	—	2,800	2,801
Total loans	$15,297	$11,657	$10,986	$37,940	$12,618	$7,786,725	$7,824,665

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date. Generally, a loan is designated as a non-accrual loan when the payment of interest is 90 days or more in arrears of its contractual due date. Non-accruing loans are returned to accrual status after there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans for which management may have concerns about collectability. At June 30, 2024 and December 31, 2023, non-accrual loans totaled $25.3 million and $12.6 million, respectively. Included in non-accrual loans at June 30, 2024 and December 31, 2023, are 23 and 10 loans totaling $20.0 million and $1.6 million, respectively, which are less than 90 days in arrears.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

At June 30, 2024 and December 31, 2023, there were no loans past due 90 days or more still accruing interest.

Purchased credit-deteriorated ("PCD") loans were loans acquired at a discount primarily due to deteriorated credit quality. These loans were initially recorded at fair value at acquisition, based upon the present value of expected future cash flows, with no related allowance for credit losses. Loans acquired in a business combination are recorded in accordance with ASC Topic 326, which requires loans as of the acquisition date, that have experienced a more than insignificant deterioration in credit quality since origination, to be classified as PCD loans.

At June 30, 2024 and December 31, 2023, PCD loans acquired in the Stewardship Financial Corporation ("Stewardship") acquisition totaled $1.5 million and $1.7 million, respectively, PCD loans acquired in the Freehold Bank acquisition totaled $254,000 and $2.8 million, respectively, and PCD loans acquired in the RSI Bank acquisition totaled $10.4 million and $10.6 million, respectively.

    We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At June 30, 2024, the Company held one commercial property with a carrying value of $2.0 million in other real estate owned that was acquired through foreclosure on a nonresidential mortgage loan. At December 31, 2023, the Company had no real estate owned. At June 30, 2024 we had four residential mortgage loans with a carrying value of $1.3 million and two home equity loans with a carrying value of $75,000, collateralized by residential real estate, which were in the process of foreclosure. At December 31, 2023, we had one residential mortgage loan and one home equity loan with carrying values of $576,000 and $93,000, respectively, collateralized by residential real estate which were in the process of foreclosure.

The Company has made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans receivable. Accrued interest receivable on loans receivable is reported as a component of accrued interest receivable in the Consolidated Statement of Financial Condition, which totaled $33.2 million and $32.9 million at June 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

    The following tables summarize loans receivable (including PCD loans) and allowance for credit losses by portfolio segment and impairment method at June 30, 2024 and December 31, 2023:

	June 30, 2024
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually analyzed loans	$—	$—	$—	$—	$76	$—	$—	$76
Collectively analyzed loans	14,883	8,391	15,048	8,549	7,416	2,652	6	56,945
Loans acquired with deteriorated credit quality	5	—	32	—	2	2	—	41
Total	$14,888	$8,391	$15,080	$8,549	$7,494	$2,654	$6	$57,062

Total loans:
Individually analyzed loans	$378	$—	$8,938	$—	$10,892	$14	$—	$20,222
Collectively analyzed loans	2,763,799	1,409,316	2,307,314	462,880	543,876	260,413	2,689	7,750,287
Loans acquired with deteriorated credit quality	1,853	—	9,823	—	327	147	—	12,150
Total loans	$2,766,030	$1,409,316	$2,326,075	$462,880	$555,095	$260,574	$2,689	$7,782,659

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table presents the modifications of loans to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30, 2024
	Amortized Cost	Term Extension	Combination of Term Extension, Interest Rate Reduction, and Principal Forgiveness	% of Total Class of Loans Receivable
	(In thousands)

Commercial business	$3,700	$3,700	$—	0.67%
Total loans	$3,700	$3,700	$—	0.05%
For the three months ended June 30, 2024, the Company had no modifications in accordance with the ASU.

	For the Three and Six Months Ended June 30, 2023
	Amortized Cost	Term Extension	Combination of Term Extension, Interest Rate Reduction, and Principal Forgiveness	% of Total Class of Loans Receivable
	(In thousands)

Construction	$2,317	$2,317	$—	0.61%
Commercial business	240	240	—	0.05
Total loans	$2,557	$2,557	$—	0.03%

The following table describes the types of modifications of loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023:

For the Six Months Ended June 30, 2024
Type of Modifications

Commercial business	15 month term extension

For the Three and Six Months Ended June 30, 2023
Type of Modifications

Construction	12 month term extension
Commercial business	12 month term extension

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)
The Company closely monitors the performance of modifications of loans to borrowers experiencing financial difficulty to understand the effectiveness of these modification efforts. The Company did not extend any commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the three and six months ended June 30, 2024.
The following tables present the aging analysis of modifications of loans to borrowers experiencing financial difficulty at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)
Commercial real estate	$—	$1,029	$—	$—	$—	$1,029
Commercial business	—	—	—	—	4,119	4,119
Total loans	$—	$1,029	$—	$—	$4,119	$5,148

	December 31, 2023
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)
Commercial real estate	$1,035	$—	$—	$—	$—	$1,035
Construction	2,317	—	—	—	—	2,317
Commercial business	—	—	4,917	—	237	5,154
Total loans	$3,352	$—	$4,917	$—	$237	$8,506

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)
The activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2024 and 2023 are as follows:

	For the Three Months Ended June 30,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2024
Balance at beginning of period	$13,840	$8,670	$15,232	$8,068	$7,711	$1,873	$7	$55,401
Provision for (reversal of) credit losses	1,046	(279)	(32)	480	144	777	58	2,194
Recoveries	2	—	—	1	262	4	1	270
Charge-offs	—	—	(120)	—	(623)	—	(60)	(803)
Balance at end of period	$14,888	$8,391	$15,080	$8,549	$7,494	$2,654	$6	$57,062

2023
Balance at beginning of period	$12,789	$8,145	$16,257	$6,739	$7,320	$1,614	$9	$52,873
Provision for (reversal of) credit losses	(1,763)	1,247	19	196	764	575	40	1,078
Recoveries	—	—	—	—	56	4	—	60
Charge-offs	—	—	(64)	—	(450)	—	(41)	(555)
Balance at end of period	$11,026	$9,392	$16,212	$6,935	$7,690	$2,193	$8	$53,456

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	For the Six Months Ended June 30,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2024
Balance at beginning of period	$13,017	$8,742	$15,757	$7,758	$7,923	$1,892	$7	$55,096
Provision for (reversal of) credit losses	1,871	(351)	(557)	789	4,809	753	158	7,472
Recoveries	2	—	—	2	405	9	1	419
Charge-offs	(2)	—	(120)	—	(5,643)	—	(160)	(5,925)
Balance at end of period	$14,888	$8,391	$15,080	$8,549	$7,494	$2,654	$6	$57,062

2023
Balance at beginning of period	$11,802	$7,877	$18,111	$6,425	$6,897	$1,681	$10	$52,803
Provision for (reversal of) credit losses	(642)	1,515	(1,749)	510	1,037	514	68	1,253
Recoveries	—	—	—	—	206	24	6	236
Charge-offs	(134)	—	(150)	—	(450)	(26)	(76)	(836)
Balance at end of period	$11,026	$9,392	$16,212	$6,935	$7,690	$2,193	$8	$53,456

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables present individually analyzed loans by segment, excluding PCD loans, at June 30, 2024 and December 31, 2023:

	At June 30, 2024
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$378	$426	$—
Commercial real estate	8,938	9,598	—
Commercial business loans	10,816	14,514	—
Consumer loans:
Home equity loans and advances	14	14	—
	20,146	24,552	—
With a specific allowance recorded:
Real estate loans:
Commercial business loans	76	76	76
	76	76	76
Total:
Real estate loans:
One-to-four family	378	426	—
Commercial real estate	8,938	9,598	—
Commercial business loans	10,892	14,590	76
Consumer loans:
Home equity loans and advances	14	14	—
Total loans	$20,222	$24,628	$76

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

    Specific allocations of the allowance for credit losses attributable to individually analyzed loans totaled $76,000 and $614,000 at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, impaired loans for which there was no related allowance for credit losses totaled $20.1 million and $19.9 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

    The following table presents interest income recognized for individually analyzed loans by loan segment, excluding PCD loans and non-accrual loans, for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024		2023
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$1,053	$—	$4,722	$56
Multifamily	23	—	429	5
Commercial real estate	9,317	20	16,156	163
Commercial business loans	10,004	—	3,128	18
Consumer loans:
Home equity loans and advances	62	—	660	10
Total loans	$20,459	$20	$25,095	$252

	For the Six Months Ended June 30,
	2024		2023
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$2,056	$13	$4,536	$101
Multifamily	143	1	438	10
Commercial real estate	11,331	39	16,347	314
Commercial business loans	10,519	—	2,476	67
Consumer loans:
Home equity loans and advances	242	1	672	17
Total loans	$24,291	$54	$24,469	$509

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating, excluding PCD loans, at June 30, 2024 and December 31, 2023:

	Loans by Year of Origination at June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$57,856	$156,340	$780,416	$770,807	$260,718	$730,906	$—	$—	$2,757,043
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	749	1,671	1,337	603	2,774	—	—	7,134
Total One-to-Four Family	57,856	157,089	782,087	772,144	261,321	733,680	—	—	2,764,177
Gross charge-offs	—	—	—	—	—	2	—	—	2

Multifamily
Pass	6,948	116,125	323,476	344,834	167,286	444,915	—	—	1,403,584
Special mention	—	—	—	—	—	4,511	—	—	4,511
Substandard	—	—	—	—	—	1,221	—	—	1,221
Total Multifamily	6,948	116,125	323,476	344,834	167,286	450,647	—	—	1,409,316
Gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	67,199	178,405	420,779	369,648	156,603	1,027,279	—	—	2,219,913
Special mention	—	—	1,443	1	2,819	25,494	—	—	29,757
Substandard	—	—	11,372	—	3,760	51,450	—	—	66,582
Total Commercial Real Estate	67,199	178,405	433,594	369,649	163,182	1,104,223	—	—	2,316,252
Gross charge-offs	—	—	—	—	—	120	—	—	120

Construction
Pass	20,757	137,704	257,764	46,655	—	—	—	—	462,880
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Construction	20,757	137,704	257,764	46,655	—	—	—	—	462,880
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business
Pass	$36,609	$58,214	$56,977	$28,712	$24,450	$47,279	$267,253	$—	$519,494
Special mention	—	—	1,447	—	273	835	8,022	—	10,577
Substandard	—	358	582	76	40	7,183	16,060	—	24,299
Doubtful	—	—	—	—	—	398	—	—	398
Total Commercial Business	36,609	58,572	59,006	28,788	24,763	55,695	291,335	—	554,768
Gross charge-offs	—	—	—	2,352	—	3,291	—	—	5,643

Home Equity Loans and Advances
Pass	6,756	18,596	19,862	17,202	10,712	84,990	35,296	66,837	260,251
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	176	—	—	176
Total Home Equity Loans and Advances	6,756	18,596	19,862	17,202	10,712	85,166	35,296	66,837	260,427
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other Consumer Loans
Pass	2,043	123	118	14	2	67	322	—	2,689
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	2,043	123	118	14	2	67	322	—	2,689
Gross charge-offs	—	32	95	32	—	1	—	—	160

Total Loans	198,168	666,614	1,875,907	1,579,286	627,266	2,429,478	326,953	66,837	7,770,509
Total gross charge-offs	$—	$32	$95	$2,384	$—	$3,414	$—	$—	$5,925

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses for off-balance-sheet exposures is reported in other liabilities in the Consolidated Statements of Financial Condition. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as unfunded commitments. At June 30, 2024 and December 31, 2023, the balance of the allowance for credit losses on unfunded commitments, included in other liabilities, totaled $4.0 million and $5.5 million, respectively. The Company recorded a reversal of provision for credit losses on unfunded commitments, included in other non-interest expense in the Consolidated Statements of Income, of $666,000 and $112,000 and $1.5 million and $640,000 during the three and six months ended June 30, 2024 and 2023, respectively.

The following table presents the activity in the allowance for credit losses on off-balance-sheet exposures for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$4,654	$6,442	$5,484	$6,970
(Reversal of) provision for credit losses	(666)	(112)	(1,496)	(640)
Balance at end of period	$3,988	$6,330	$3,988	$6,330

10.    Leases

    The Company leases real estate property for branches and office space. At June 30, 2024 and December 31, 2023, all of the Company's leases are classified as operating leases.

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
    At June 30, 2024 and December 31, 2023, the weighted average remaining lease term for operating leases was 6.0 years and 5.9 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 3.19% and 2.70%, respectively.

    The Company accounts for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the three and six months ended June 30, 2024 and 2023, operating and variable lease expenses totaled approximately $737,000 and $1.4 million, and $680,000 and $1.3 million, respectively.

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and six months ended June 30, 2024 and 2023. At June 30, 2024, the Company had no leases which had not yet commenced.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
10.    Leases (continued)

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

	Lease Payment Obligations at
	June 30,	December 31,
	2024	2023
	(In thousands)

One year or less	$2,265	$4,204
After one year to two years	4,312	3,536
After two years to three years	3,855	3,154
After three years to four years	2,977	2,271
After four years to five years	2,514	1,807
Thereafter	4,345	2,974
Total undiscounted cash flows	20,268	17,946
Discount on cash flows	(1,925)	(1,411)
Total lease liability	$18,343	$16,535

11.    Deposits

    Deposits at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30,	December 31,
	2024	2023
	(In thousands)

Non-interest-bearing demand	$1,405,441	$1,437,361
Interest-bearing demand	1,904,483	1,966,463
Money market accounts	1,246,663	1,255,528
Savings and club deposits	673,031	700,348
Certificates of deposit	2,551,929	2,486,856
Total deposits	$7,781,547	$7,846,556

The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $1.5 billion at both June 30, 2024 and December 31, 2023. Interest expense on deposits for the three months ended June 30, 2024 and 2023 totaled $49.8 million and $28.7 million, respectively. Interest expense on deposits for the six months ended June 30, 2024 and 2023 totaled $98.2 million and $45.8 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
11.    Deposits (continued)

Scheduled maturities of certificates of deposit accounts at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30,	December 31,
	2024	2023
	(In thousands)

One year or less	$2,258,665	$2,077,863
After one year to two years	237,020	321,271
After two years to three years	29,416	57,836
After three years to four years	11,325	13,427
After four years	15,503	16,459
	$2,551,929	$2,486,856

12.    Stock Based Compensation

    At the Company's annual meeting of stockholders held on June 6, 2019, stockholders approved the Columbia Financial, Inc. 2019 Equity Incentive Plan ("2019 Plan") which provides for the issuance of up to 7,949,996 shares (2,271,427 restricted stock awards and 5,678,569 stock options) of common stock.

    On March 7, 2024, 27,162 shares of restricted stock were awarded, with a grant date fair value of $16.57 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares.

On March 6, 2024, 185,279 shares of restricted stock were awarded, with a grant date fair value of $16.49 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares.

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

At June 30, 2024, there were 367,717 shares remaining available for future restricted stock awards and 1,430,335 shares remaining available for future stock option grants under the 2019 Plan.

Restricted shares granted under the 2019 Plan generally vest in equal installments, over performance or service periods ranging from 1 year to 5 years, beginning 1 year from the date of grant. A portion of restricted shares awarded are performance awards, which vest upon the satisfactory attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite performance or service period. During the three months ended June 30, 2024 and 2023, approximately $1.5 million and $1.1 million, respectively, in expense was recognized in regard to these awards. During the six months ended June 30, 2024 and 2023, approximately $2.8 million and $2.0 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 575,409 non-vested restricted shares outstanding at June 30, 2024 is approximately $3.4 million over a weighted average period of 1.6 years.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

    The following is a summary of the Company's restricted stock activity during the three and six months ended June 30, 2024 and 2023:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2024	435,541	$16.77
Grants	212,441	16.50
Vested	(25,890)	20.14
Forfeited	(1,545)	16.54
Non-vested at March 31, 2024	620,547	$16.54
Vested	(44,988)	17.20
Forfeited	(150)	20.54
Non-vested at June 30, 2024	575,409	$16.49

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2023	430,954	$17.31
Vested	(26,424)	21.16
Forfeited	(1,929)	21.12
Non-vested at March 31, 2023	402,601	$17.10
Grants	226,574	16.19
Forfeited	(10,425)	18.51
Non-vested at June 30, 2023	618,750	$16.74

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the three months ended June 30, 2024 and 2023, approximately $1.0 million and $954,000 in expense was recognized in regard to these awards. During the six months ended June 30, 2024 and 2023, approximately $2.0 million and $1.9 million in expense was recognized in regard to these awards. The expected future compensation expense related to the 1,174,549 non-vested options outstanding at June 30, 2024 is $3.2 million over a weighted average period of 2.1 years.

The following is a summary of the Company's option activity during the three and six months ended June 30, 2024 and 2023:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2024	3,584,069	$16.20	6.1	$11,602,267
Granted	286,265	16.49	—	—
Exercised	(28,051)	15.60	—	—
Expired	(1,412)	15.60	—	—
Forfeited	(5,832)	17.29	—	—
Outstanding, March 31, 2024	3,835,039	$16.22	6.2	$5,050,150
Expired	(1,924)	17.82	—	—
Forfeited	(1,274)	20.54	—	—
Outstanding, June 30, 2024	3,831,841	$16.22	6.0	$—
Options exercisable at June 30, 2024	2,657,292	$16.11	5.5	$—

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2023	3,436,869	$16.26	6.9	$18,435,239
Exercised	(3,618)	15.60	—	—
Expired	(2,117)	15.60	—	—
Forfeited	(8,055)	20.03	—	—
Outstanding, March 31, 2023	3,423,079	$16.25	6.7	$7,893,117
Granted	286,016	15.94	—	—
Exercised	(37,234)	15.60	—	—
Expired	(1,853)	15.60	—	—
Forfeited	(42,598)	17.72	—	—
Outstanding, June 30, 2023	3,627,410	$16.22	6.7	$5,186,690
Options exercisable at June 30, 2023	1,841,606	$15.85	6.2	$2,861,956

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

    During the six months ended June 30, 2024, the aggregate intrinsic value of options exercised was $106,001. During the three months ended June 30, 2024, there were no exercises. During the three and six months ended June 30, 2023, the aggregate intrinsic value of options exercised was approximately $127,158 and, $146,443, respectively.

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

Net periodic (income) benefit cost for the Pension Plan, RIM Plan, Post-retirement Plan and Split-Dollar Life Insurance plan benefits for the three and six months ended June 30, 2024 and 2023, includes the following components:

	For the Three Months Ended June 30,
	Pension Plan(1)		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2024	2023	2024	2023	2024	2023	2024	2023	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$1,212	$1,199	$61	$69	$54	$54	$57	$69	Compensation and employee benefits
Interest cost	3,100	2,790	162	158	248	242	208	204	Other non-interest expense
Expected return on plan assets	(8,119)	(7,480)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	14	14	Other non-interest expense
Net loss	512	—	28	14	—	—	—	—	Other non-interest expense
Net periodic (income) benefit cost	$(3,295)	$(3,491)	$251	$241	$302	$296	$279	$287

(1) Effective September 30, 2023, the RSI Pension Plan was merged into the Columbia Bank Pension Plan.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost (continued)

	For the Six Months Ended June 30,
	Pension Plan(1)		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2024	2023	2024	2023	2024	2023	2024	2023	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$2,424	$2,398	$122	$138	$108	$108	$114	$139	Compensation and employee benefits
Interest cost	6,200	5,581	324	316	496	485	416	409	Other non-interest expense
Expected return on plan assets	(16,239)	(14,960)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	28	28	Other non-interest expense
Net loss	1,024	—	56	28	—	—	—	—	Other non-interest expense
Net periodic (income) benefit cost	$(6,591)	$(6,981)	$502	$482	$604	$593	$558	$576

(1) Effective September 30, 2023, the RSI Pension Plan was merged into the Columbia Bank Pension Plan.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost (continued)

Through the acquisition of RSI Bank on May 1, 2022, the Company acquired a funded pension plan and a non-funded post-retirement plan (the "RSI Pension Plan"). The benefits are based on years of plan service and the employee’s compensation, as defined in the RSI Pension Plan. The RSI Pension Plan was amended effective March 31, 2011, to freeze the plan so that no employee shall commence or recommence participation in the plan, to cease further benefit accruals under the plan, and to provide that compensation received after the effective date shall not be recognized for any purpose under the plan. Effective September 30, 2023, the RSI Pension Plan was merged, and all assets were transferred into the Columbia Bank Pension Plan. The defined benefit post-retirement healthcare plan covers substantially all retirees and employees.

Net periodic (income) benefit cost for the Pension Plan and Post-retirement Plan for the three and six months ended June 30, 2024 and 2023, includes the following components:

	For the Three Months Ended June 30,
	Pension Plan(1)		Post-retirement Plan		Affected Line Item in the Consolidated Statements of Income
	2024	2023	2024	2023
	(In thousands)

Service cost	$—	$—	$13	$17	Compensation and employee benefits
Interest cost	—	76	31	27	Other non-interest expense
Expected return on plan assets	—	(122)	—	—	Other non-interest expense
Amortization:
Net (gain)	—	—	(5)	(15)	Other non-interest expense
Net periodic (income) benefit cost	$—	$(46)	$39	$29

(1) Effective September 30, 2023, the RSI Pension Plan was merged into the Columbia Bank Pension Plan.

	For the Six Months Ended June 30,
	Pension Plan (1)		Post-retirement Plan		Affected Line Item in the Consolidated Statements of Income
	2024	2023	2024	2023
	(In thousands)

Service cost	$—	$—	$26	$34	Compensation and employee benefits
Interest cost	—	152	62	53	Other non-interest expense
Expected return on plan assets	—	(243)	—	—	Other non-interest expense
Amortization:
Net (gain)	—	—	(10)	(30)	Other non-interest expense
Net periodic (income) benefit cost	$—	$(91)	$78	$57

(1) Effective September 30, 2023, the RSI Pension Plan was merged into the Columbia Bank Pension Plan.

For the three and six months ended June 30, 2024 and 2023, no contributions were made to either Pension Plan. The net periodic (income) cost for pension benefits, other post-retirement and split-dollar life insurance benefits for the three and six months ended June 30, 2024 was calculated using the most recent available benefit valuations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis at June 30, 2024 and December 31, 2023.

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

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at June 30, 2024 and December 31, 2023, by level within the fair value hierarchy:

	June 30, 2024
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$270,822	$263,640	$7,182	$—
Mortgage-backed securities and collateralized mortgage obligations	906,582	—	906,582	—
Municipal obligations	2,720	—	889	1,831
Corporate debt securities	83,335	—	75,425	7,910
Total debt securities available for sale	1,263,459	263,640	990,078	9,741
Equity securities	4,531	4,209	322	—
Derivative assets	26,189	—	26,189	—
	$1,294,179	$267,849	$1,016,589	$9,741

Derivative liabilities	$18,132	$—	$18,132	$—

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

The table below provides activity of assets reported as Level 3 during the three and six months ended June 30, 2024 and 2023:

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets -December 31, 2023	$9,737
Change in fair value of Level 3 assets	174
Balance of recurring Level 3 assets - March 31, 2024	$9,911
Change in fair value of Level 3 assets	(170)
Balance of recurring Level 3 assets -June 30, 2024	$9,741

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets -December 31, 2022	$12,123
Change in fair value of Level 3 assets	(1,523)
Balance of recurring Level 3 assets - March 31, 2023	$10,600
Change in fair value of Level 3 assets	481
Balance of recurring Level 3 assets - June 30, 2023	$11,081

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

Expected cash flows were projected based on contractual cash flows. At both June 30, 2024 and December 31, 2023, two private placement corporate debt securities classified as available for sale, and two private placement municipal obligations classified as available for sale were included in Level 3 assets.

There were no transfers to Level 3 assets during the three and six months ended June 30, 2024 and 2023.

At June 30, 2024, private placement corporate debt security cash flows were discounted to a market yield of 13.00% (weighted average is 13.00%), and the cash flows for private placement municipal obligations were discounted to a market yield ranging from 3.78% to 4.56% (weighted average is 4.17%).

The period end valuations were supported by an analysis prepared by an independent third party market participant and approved by management.

Assets Measured at Fair Value on a Non-Recurring Basis

    The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis at June 30, 2024 and December 31, 2023.

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

Other Real Estate Owned

    Other real estate owned is initially recorded at the lower of the recorded investment in the loan at the time of foreclosure or at fair value, less estimated costs to sell, when acquired. Fair value is generally based on an independent appraisal which includes adjustments to comparable assets based on the appraisers' market knowledge and experience. Subsequent write-downs in the value of other real estate owned is recorded though expense as incurred. Other real estate owned is considered Level 3 within the fair value hierarchy.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at June 30, 2024 and December 31, 2023, by level within the fair value hierarchy:

	June 30, 2024
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$5,568	—	—	$5,568
Other real estate owned	1,974	—	—	1,974
Mortgage servicing rights	2,675	—	—	2,675
	$10,217	$—	$—	$10,217

	December 31, 2023
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$5,000	$—	$—	$5,000
Mortgage servicing rights	2,908	—	—	2,908
	$7,908	$—	$—	$7,908

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Impaired loans	$5,568	Other	A/R aging schedule	—	—
Other real estate owned	$1,974	Appraised value(1)	Discount for costs to sell(2)	6.0%	6.0%
Mortgage servicing rights	$2,675	Discounted cash flow	Prepayment speeds and discount rates (3)	4.8% - 27.7%	8.6%

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

	December 31, 2023
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Impaired loans	$5,000	Other	Contracted modification agreement.	—%	—%
Mortgage servicing rights	$2,908	Discounted cash flow	Prepayment speeds and discount rates (3)	4.3% - 27.2%	8.1%

(1) Value based on an independent appraisal of the property's fair value.
(2) Value based on management's estimate of selling costs including real estate brokerage commissions and title transfer fees.
(3) Value of SBA servicing rights based on a discount rate of 15.50%.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at June 30, 2024 and December 31, 2023:

	June 30, 2024
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$391,114	$391,114	$391,114	$—	$—
Debt securities available for sale	1,263,459	1,263,459	263,640	990,078	9,741
Debt securities held to maturity	411,300	365,344	—	365,344	—
Equity securities	4,531	4,531	4,209	322	—
Federal Home Loan Bank stock	87,618	87,618	—	87,618	—
Loans receivable, net	7,761,949	7,189,901	—	—	7,189,901
Derivative assets	26,189	26,189	—	26,189	—

Financial liabilities:
Deposits	$7,781,547	$7,764,824	$—	$7,764,824	$—
Borrowings	1,683,899	1,679,284	—	1,679,284	—
Derivative liabilities	18,132	18,132	—	18,132	—

	December 31, 2023
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$423,249	$423,249	$423,249	$—	$—
Debt securities available for sale	1,093,557	1,093,557	137,800	946,020	9,737
Debt securities held to maturity	401,154	357,177	—	357,177	—
Equity securities	4,079	4,079	3,758	321	—
Federal Home Loan Bank stock	81,022	81,022	—	81,022	—
Loans receivable, net	7,819,441	7,366,184	—	—	7,366,184
Derivative assets	18,898	18,898	—	18,898	—

Financial liabilities:
Deposits	$7,846,556	$7,828,259	$—	$7,828,259	$—
Borrowings	1,528,695	1,531,179	—	1,531,179	—
Derivative liabilities	25,025	25,025	—	25,025	—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss)

    The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024			2023
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized (loss) gain on debt securities available for sale:	$(626)	$176	$(450)	$4,413	$(1,248)	$3,165
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	3	(1)	2	(2)	1	(1)
Reclassification adjustment for (loss) included in net income	—	—	—	(9,552)	2,701	(6,851)
	(623)	175	(448)	(5,141)	1,454	(3,687)
Derivatives:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	414	(116)	298	4,020	(1,137)	2,883
	414	(116)	298	4,020	(1,137)	2,883

Employee benefit plans:
Amortization of prior service cost included in net income	(14)	4	(10)	(14)	4	(10)
Reclassification adjustment of actuarial net (loss) gain included in net income	(548)	154	(394)	1	—	1
Change in funded status of retirement obligations	8,224	(2,315)	5,909	3,486	(986)	2,500
	7,662	(2,157)	5,505	3,473	(982)	2,491
Total other comprehensive income (loss)	$7,453	$(2,098)	$5,355	$2,352	$(665)	$1,687

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

	For the Six Months Ended June 30,
	2024			2023
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized (loss) gain on debt securities available for sale:	$(7,575)	$2,133	$(5,442)	$21,954	$(5,720)	$16,234
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	8	(2)	6	(13)	4	(9)
Reclassification adjustment for (loss) included in net income	(1,256)	353	(903)	(10,847)	3,068	(7,779)
	(8,823)	2,484	(6,339)	11,094	(2,648)	8,446
Derivatives:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	5,647	(1,589)	4,058	2,816	(798)	2,018
	5,647	(1,589)	4,058	2,816	(798)	2,018

Employee benefit plans:
Amortization of prior service cost included in net income	(28)	8	(20)	(28)	8	(20)
Reclassification adjustment of actuarial net (loss) gain included in net income	(1,082)	304	(778)	2	(1)	1
Change in funded status of retirement obligations	8,813	(2,481)	6,332	3,512	(832)	2,680
	7,703	(2,169)	5,534	3,486	(825)	2,661
Total other comprehensive income (loss)	$4,527	$(1,274)	$3,253	$17,396	$(4,271)	$13,125

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024				2023
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(119,540)	$3,346	$(44,643)	$(160,837)	$(123,349)	$(361)	$(44,148)	$(167,858)
Current period changes in other comprehensive income (loss)	(448)	298	5,505	5,355	(3,687)	2,883	2,491	1,687
Total other comprehensive income (loss)	$(119,988)	$3,644	$(39,138)	$(155,482)	$(127,036)	$2,522	$(41,657)	$(166,171)

	For the Six Months Ended June 30,
	2024				2023
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(113,649)	$(414)	$(44,672)	$(158,735)	$(135,482)	$504	$(44,318)	$(179,296)
Current period changes in other comprehensive income (loss)	(6,339)	4,058	5,534	3,253	8,446	2,018	2,661	13,125
Total other comprehensive income (loss)	$(119,988)	$3,644	$(39,138)	$(155,482)	$(127,036)	$2,522	$(41,657)	$(166,171)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)
The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the three and six months ended June 30, 2024 and 2023:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Three Months Ended June 30,		Affected Line Items in the Consolidated Statements of Income
	2024	2023
	(In thousands)

Reclassification adjustment for loss included in net income	$—	$(9,552)	Loss on securities transactions
Reclassification adjustment of actuarial net (loss) gain included in net income	(548)	1	Other non-interest expense
Total before tax	(548)	(9,551)
Income tax benefit	154	2,701
Net of tax	$(394)	$(6,850)

	Accumulated Other Comprehensive Income (Loss) Components
	For the Six Months Ended June 30,		Affected Line Items in the Consolidated Statements of Income
	2024	2023
	(In thousands)

Reclassification adjustment for loss included in net income	$(1,256)	$(10,847)	Loss on securities transactions
Reclassification adjustment of actuarial net (loss) gain included in net income	(1,082)	2	Other non-interest expense
Total before tax	(2,338)	(10,845)
Income tax benefit	657	3,067
Net of tax	$(1,681)	$(7,778)

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

    Interest Rate Swaps. At June 30, 2024 and December 31, 2023, the Company had 86 and 80 interest rate swaps in place with commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $308.2 million and $277.8 million, respectively. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

    At June 30, 2024 and December 31, 2023, the Company had 31 and 30 interest rate swaps with notional amounts of $378.7 million and $380.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

At December 31, 2023, the Company had two interest rate swaps hedged against pools of floating rate commercial loans with notional amounts totaling $100.0 million. These swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. At June 30, 2024, the Company did not have any interest rate swaps hedged against pools of floating rate commercial loans.

At June 30, 2024 and December 31, 2023, the Company had ten and eight interest rate fair value swaps with notional amounts totaling $850.0 million and $700.0 million, respectively. The Company is exposed to changes in the fair value of certain of its fixed-rate pools of assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Secured Overnight Financing Rate ("SOFR").

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

For the three and six months ended June 30, 2024 and 2023, the Company recorded hedge ineffectiveness associated with these contracts totaling $11,000 and $23,000, $47,000 and $27,000, respectively.
    The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$9,116	Other Liabilities	$1,118
Interest rate products - non-designated hedges	Other Assets	17,073	Other Liabilities	17,014
Total derivative instruments		$26,189		$18,132

	December 31, 2023
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$5,394	Other Liabilities	$11,530
Interest rate products - non-designated hedges	Other Assets	13,504	Other Liabilities	13,495
Total derivative instruments		$18,898		$25,025

For the three months ended June 30, 2024 and 2023, (losses) of $(43,000) and $(9,000), respectively, were recorded for changes in fair value of interest rate swaps with third parties. For the six months ended June 30, 2024 and 2023, gains (losses) of $50,000 and $(202,000), respectively, were recorded for changes in fair value of interest rate swaps with third parties.

    At June 30, 2024 and December 31, 2023, accrued interest was $1.6 million and $1.2 million.

    The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

    At June 30, 2024, the termination value of derivatives in a net asset position, which includes accrued interest, was $8.1 million. The Company normally has collateral posting thresholds with certain of its derivative counterparties, but as of June 30, 2024 had no posted collateral against its obligations under these agreements.

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

At June 30, 2024, the following amounts were recorded on the Consolidated Statements of Financial Condition related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of Hedged Assets/(Liabilities)	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of Hedged Assets/(Liabilities)
	At June 30, 2024		At December 31, 2023
	(In thousands)

Fair value interest rate products	$848,297	$(1,703)	$706,412	$6,412

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$1,590	$1,291	$3,003	$2,467
Title insurance fees	744	624	1,247	1,211
Insurance agency income	60	40	107	77
Other non-interest income	1,430	2,448	2,908	4,964
Total in-scope non-interest income	3,824	4,403	7,265	8,719
Total out-of-scope non-interest income	5,356	(4,949)	9,367	(1,191)
Total non-interest income	$9,180	$(546)	$16,632	$7,528

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

18.    Subsequent Events

    The Company has evaluated events subsequent to June 30, 2024 and through the financial statement issuance date of August 9, 2024, and concluded that no material events occurred that would require disclosure.

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

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total assets increased $118.0 million, or 1.1%, to $10.8 billion at June 30, 2024 as compared to December 31, 2023. The increase in total assets was primarily attributable to an increase in debt securities available for sale of $169.9 million, an increase in debt securities held to maturity of $10.1 million, and an increase in other assets of $15.9 million, partially offset by a decrease in cash and cash equivalents of $32.1 million, and a decrease in loans receivable, net, of $57.5 million.

Cash and cash equivalents decreased $32.1 million, or 7.6%, to $391.1 million at June 30, 2024 from $423.2 million at December 31, 2023. The decrease was primarily attributable to purchases of debt securities available for sale of $246.2 million, repurchases of common stock under our stock repurchase program of $5.9 million and a decrease in total deposits of $65.0 million, partially offset by proceeds from principal repayments on securities of $59.5 million, and repayments on loans receivable.

Debt securities available for sale increased $169.9 million, or 15.5%, to $1.3 billion at June 30, 2024 from $1.1 billion at December 31, 2023. The increase was attributable to the purchases of debt securities available for sale of $246.2 million, consisting primarily of U.S. government obligations and mortgage-backed securities, partially offset by repayments on securities of $53.0 million, maturities of securities of $10.0 million, an increase in the gross unrealized loss on securities of $8.8 million, and the sale of one corporate debt security with a carrying value of $4.8 million, resulting in a loss of $1.3 million.

Loans receivable, net, decreased $57.5 million, or 0.7%, with a balance of $7.8 billion at both June 30, 2024 and December 31, 2023. One-to-four family real estate loans, commercial real estate loans, and home equity loans and advances decreased $28.7 million, $60.8 million, and $6.2 million, respectively, partially offset by increases in construction loans of $19.8 million and commercial business loans of $21.7 million. The allowance for credit losses for loans increased $2.0 million to $57.1 million at June 30, 2024 from $55.1 million at December 31, 2023.

Total liabilities increased $111.6 million, or 1.2%, to $9.7 billion at June 30, 2024 as compared to $9.6 billion at December 31, 2023. The increase was primarily attributable to an increase in borrowings of $155.2 million, or 10.2%, and an increase in accrued expenses and other liabilities of $17.1 million, or 9.2%, partially offset by a decrease in total deposits of $65.0 million, or 0.8%. The $155.2 million increase in borrowings was primarily driven by a net increase in short-term borrowings of $15.2 million and an increase in long-term borrowings of $210.0 million, partially offset by repayments of $70.0 million in maturing long-term borrowings. The $17.1 million increase in accrued expenses and other liabilities was primarily attributable to an $18.3 million net increase in balances related to our interest rate swap program. The decrease in total deposits primarily consisted of decreases in non-interest-bearing demand deposits, interest-bearing demand deposits, money market accounts, and savings and club accounts of $31.9 million, $62.0 million, $8.9 million, and $27.3 million, respectively, partially offset by an increase in certificates of deposit of $65.1 million.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total stockholders’ equity increased $6.4 million, or 0.6%, with a balance of $1.0 billion at both June 30, 2024 and December 31, 2023. The increase in total stockholders' equity was primarily attributable to net income of $3.4 million, a $4.3 million increase in stock based compensation and an increase of $3.3 million in other comprehensive income, which includes changes in unrealized losses on debt securities available for sale and unrealized gains on swap contracts, net of taxes, included in other comprehensive income. These increases were partially offset by the repurchase of 365,116 shares of common stock at a cost of approximately $5.9 million, or $16.14 per share, under our stock repurchase program. Repurchases have been paused in order to retain capital.

Comparison of Results of Operations for the Three Months Ended June 30, 2024 and June 30, 2023

Net income of $4.5 million was recorded for the quarter ended June 30, 2024, an increase of $2.9 million, or 172.8%, compared to $1.7 million for the quarter ended June 30, 2023. The increase in net income was primarily attributable to a $9.7 million increase in non-interest income, mainly due to the 2023 period including a $9.6 million loss on securities transactions, and a $1.4 million decrease in non-interest expense, partially offset by a $7.1 million decrease in net interest income, and a $1.1 million increase in provision for credit losses.

Net interest income was $44.1 million for the quarter ended June 30, 2024, a decrease of $7.1 million, or 13.8%, from $51.2 million for the quarter ended June 30, 2023. The decrease in net interest income was primarily attributable to a $24.2 million increase in interest expense on deposits and borrowings, partially offset by a $17.1 million increase in interest income. The increase in interest income was primarily due to an increase in the average balance of total interest-earning assets coupled with an increase in average yields due to market interest rate increases that occurred over the previous year, and adjustable rate securities and loans tied to various indexes that repriced higher in the 2024 period. The increase in interest expense on deposits was driven by these same rate increases and an increase in the average balance of interest-bearing deposits, coupled with intense competition for deposits in the market and the repricing of existing deposits into higher cost products. The increase in interest expense on borrowings was also impacted by an increase in the average balance of borrowings and the increase in interest rates for new borrowings. Prepayment penalties, which are included in interest income on loans, totaled $436,000 for the quarter ended June 30, 2024, compared to $116,000 for the quarter ended June 30, 2023.

The average yield on loans for the quarter ended June 30, 2024 increased 57 basis points to 4.93%, as compared to 4.36% for the quarter ended June 30, 2023, as interest income was influenced by rising interest rates and loan growth. The average yield on securities for the quarter ended June 30, 2024 increased 56 basis points to 2.89%, as compared to 2.33% for the quarter ended June 30, 2023, as new securities purchased during the 2024 period were at higher rates. The average yield on other interest-earning assets for the quarter ended June 30, 2024 increased 22 basis points to 6.30%, as compared to 6.08% for the quarter ended June 30, 2023, due to the rise in average balances and interest rates paid on cash balances and an increase in the dividend rate paid on Federal Home Loan Bank stock.

Total interest expense was $69.2 million for the quarter ended June 30, 2024, an increase of $24.2 million, or 53.8%, from $45.0 million for the quarter ended June 30, 2023. The increase in interest expense was primarily attributable to a 124 basis point increase in the average cost of interest-bearing deposits, coupled with an increase in the average balance of interest-bearing deposits, along with a 20 basis point increase in the average cost of borrowings, coupled with an increase in the average balance of borrowings. Interest expense on deposits increased $21.1 million, or 73.4%, and interest expense on borrowings increased $3.1 million, or 19.2%.

The Company's net interest margin for the quarter ended June 30, 2024 decreased 36 basis points to 1.81%, when compared to 2.17% for the quarter ended June 30, 2023. The weighted average yield on interest-earning assets increased 57 basis points to 4.64% for the quarter ended June 30, 2024, as compared to 4.07% for the quarter ended June 30, 2023. The average cost of interest-bearing liabilities increased 107 basis points to 3.49% for the quarter ended June 30, 2024, as compared to 2.42% for the quarter ended June 30, 2023. The increase in yields for the quarter ended June 30, 2024 was due to the impact of market interest rate increases between periods. The net interest margin decreased for the quarter ended June 30, 2024, as the increase in the average cost of interest-bearing liabilities outweighed the increase in the average yield on interest-earning assets. The Company's net interest margin for the quarter ended June 30, 2024 when compared to the quarter ended March 31, 2024 increased 6 basis points from 1.75% to 1.81%.

The provision for credit losses for the quarter ended June 30, 2024 was $2.2 million, an increase of $1.1 million, from $1.1 million for the quarter ended June 30, 2023. The increase in provision for credit losses during the quarter was primarily attributable to net charge-offs totaling $533,000 and an increase in quantitative loss rates.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-interest income was $9.2 million for the quarter ended June 30, 2024, an increase of $9.7 million, from $(546,000) for the quarter ended June 30, 2023. The increase was primarily attributable to a decrease in the loss on securities transactions of $9.6 million.
Non-interest expense was $46.2 million for the quarter ended June 30, 2024, a decrease of $1.4 million, from $47.6 million for the quarter ended June 30, 2023. The decrease was primarily attributable to a decrease in compensation and employee benefits expense of $4.8 million, partially offset by an increase in professional fees of $2.1 million, and an increase in merger expenses of $426,000. The decrease in compensation and employee benefits expense was the result of workforce reduction and other related employee expense cutting strategies implemented during 2023 and 2024. Professional fees included an increase in legal, regulatory and compliance-related costs.

Income tax expense was $279,000 for the quarter ended June 30, 2024, an increase of $22,000, as compared to income tax expense of $257,000 for the quarter ended June 30, 2023, mainly due to an increase in pre-tax income. The Company's effective tax rate was 5.8% and 13.4% for the quarters ended June 30, 2024 and 2023, respectively. The effective tax rate for the 2024 period was primarily impacted by permanent income tax differences, and the effective tax rate for the 2023 period was primarily impacted by the loss on the sale of securities.

Results of Operations for the Six Months Ended June 30, 2024 and June 30, 2023

Net income of $3.4 million was recorded for the six months ended June 30, 2024, a decrease of $17.0 million, or 83.4%, compared to $20.4 million for the six months ended June 30, 2023. The decrease in net income was primarily attributable to a $25.7 million decrease in net interest income, a $6.2 million increase in provision for credit losses, and a $397,000 increase in non-interest expense, partially offset by a $9.1 million increase in non-interest income and a $6.2 million decrease in income tax expense.

Net interest income was $86.3 million for the six months ended June 30, 2024, a decrease of $25.7 million, or 23.0%, from $112.0 million for the six months ended June 30, 2023. The decrease in net interest income was primarily attributable to a $58.6 million increase in interest expense on deposits and borrowings, partially offset by a $32.9 million increase in interest income. The increase in interest income was primarily due to an increase in the average balance of total interest-earning assets coupled with an increase in average yields due to market interest rate increases that occurred over the previous year and adjustable rate securities and loans tied to various indexes that repriced higher in the 2024 period. The increase in interest expense on deposits was driven by these same rate increases coupled with intense competition for deposits in the market, an increase in average balances of deposits, and the repricing of existing deposits into higher cost products. The increase in interest expense on borrowings was also impacted by an increase in the average balance of borrowings and the increase in interest rates for new borrowings. Prepayment penalties, which are included in interest income on loans, totaled $703,000 for the six months ended June 30, 2024, compared to $315,000 for the six months ended June 30, 2023.

The average yield on loans for the six months ended June 30, 2024 increased 56 basis points to 4.86%, as compared to 4.30% for the six months ended June 30, 2023, as interest income was influenced by higher interest rates and loan growth. The average yield on securities for the six months ended June 30, 2024 increased 33 basis points to 2.77%, as compared to 2.44% for the six months ended June 30, 2023, as a number of adjustable rate securities tied to various indexes repriced higher during the six months, and new securities purchased during the 2024 period were at higher yields. The average yield on other interest-earning assets for the six months ended June 30, 2024 increased 93 basis points to 6.19%, as compared to 5.26% for the six months ended June 30, 2023, due to the rise in average balances and interest rates paid on cash balances and an increase in the dividend rate paid on Federal Home Loan Bank stock.

Total interest expense was $135.6 million for the six months ended June 30, 2024, an increase of $58.6 million, 76.1%, from $77.0 million for the six months ended June 30, 2023. The increase in interest expense was primarily attributable to a 157 basis point increase in the average cost of interest-bearing deposits, coupled with an increase in the average balance of interest-bearing deposits, along with a 29 basis point increase in the average cost of borrowings, and an increase in the average balance of borrowings. Interest expense on deposits increased $52.4 million, or 114.4%, and interest expense on borrowings increased $6.2 million, or 19.9%.

The Company's net interest margin for the six months ended June 30, 2024 decreased 59 basis points to 1.78%, when compared to 2.37% for the six months ended June 30, 2023. The weighted average yield on interest-earning assets increased 57 basis points to 4.57% for the six months ended June 30, 2024, as compared to 4.00% for the six months ended June 30, 2023. The average cost of interest-bearing liabilities increased 136 basis points to 3.44% for the six months ended June 30, 2024, as compared to 2.08% for the six months ended June 30, 2023. The increase in yields for the six months ended June 30, 2024 was due to the impact of market interest rate increases between periods. The net interest margin decreased for the six months ended June 30, 2024, as the increase in the average cost of interest-bearing liabilities outweighed the increase in the average yield on interest-earning assets.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for credit losses for the six months ended June 30, 2024 was $7.5 million, an increase of $6.2 million, from $1.3 million for the six months ended June 30, 2023. The increase in provision for credit losses during the six months was primarily attributable to net charge-offs totaling $5.5 million and an increase in quantitative loss rates.

Non-interest income was $16.6 million for the six months ended June 30, 2024, an increase of $9.1 million, from $7.5 million for the six months ended June 30, 2023. The increase was primarily attributable to a decrease in the loss on securities transactions of $9.6 million.

Non-interest expense was $91.9 million for the six months ended June 30, 2024, an increase of $397,000, from $91.5 million for the six months ended June 30, 2023. The increase was primarily attributable to an increase in federal deposit insurance premiums of $1.8 million, due to the 2024 period including an increase in a one-time special assessment charge, an increase in professional fees of $4.9 million, and an increase in other non-interest expense of $888,000, partially offset by a decrease in compensation and employee benefits expense of $8.4 million. Professional fees included an increase in legal, regulatory and compliance-related costs. The decrease in compensation and employee benefits expense was the result of workforce reduction and other related employee expense cutting strategies implemented during 2023 and 2024.

Income tax expense was $150,000 for the six months ended June 30, 2024, a decrease of $6.2 million, as compared to income tax expense of $6.4 million for the six months ended June 30, 2023, mainly due to a decrease in pre-tax income. The Company's effective tax rate was 4.2% and 23.9% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate for the 2024 period was also impacted by permanent income tax differences.

Asset Quality

The Company's non-performing loans at June 30, 2024 totaled $25.3 million, or 0.33% of total gross loans, as compared to $12.6 million, or 0.16% of total gross loans, at December 31, 2023. The $12.7 million increase in non-performing loans was primarily attributable to an increase in non-performing one-to-four family real estate loans of $2.6 million, an increase in non-performing commercial real estate loans of $5.3 million, and an increase in non-performing commercial business loans of $4.8 million. One borrower with an outstanding $5.7 million commercial real estate loan and a related $2.6 million commercial business loan was placed on non-accrual status, representing approximately 66% of the increase in non-performing loans, during the 2024 period. The borrower is a healthcare facility that is in the process of being acquired. The Company has the first lien on the healthcare facility which has a 2024 appraised value of approximately $18.5 million along with additional collateral. The acquiring entity, which has strong cash flow, has partially guaranteed the commercial business loan and has provided cash collateral. One commercial real estate loan for $2.0 million secured by a medical condominium was transferred to other real estate owned in May 2024, and a related commercial business loan to the same borrower for $54,000 was charged-off during the quarter ended June 30, 2024.

The increase in non-performing one-to-four family real estate loans was due to an increase in the number of loans from 17 non-performing loans at December 31, 2023 to 21 loans at June 30, 2024. Non-performing assets as a percentage of total assets totaled 0.25% and 0.12% at June 30, 2024 and December 31, 2023, respectively.

For the quarter ended June 30, 2024, net charge-offs totaled $533,000, as compared to $495,000 in net charge-offs recorded for the quarter ended June 30, 2023. For the six months ended June 30, 2024, net charge-offs totaled $5.5 million, as compared to $600,000 in net charge-offs recorded for the six months ended June 30, 2023. Net charge-offs recorded for the six months ended June 30, 2024 included charge-offs related to seven commercial business loans totaling $5.6 million. Three of the seven loans represented $4.9 million of charge-offs and two of these borrowers continue making monthly payments. Management expects some additional recoveries from these borrowers on a go forward basis.

The Company's allowance for credit losses on loans was $57.1 million, or 0.73% of total gross loans, at June 30, 2024, compared to $55.1 million, or 0.70% of total gross loans, at December 31, 2023.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additional Liquidity, Loan, Deposit and Capital Information

The Company services a diverse retail and commercial deposit base through its 68 branches. With over 216,000 accounts, the average deposit account balance was approximately $36,000 at June 30, 2024.

The Company had uninsured deposits totaling $2.1 billion at June 30, 2024 and $1.9 billion at March 31, 2024, excluding municipal deposits of $831.2 million and $826.5 million, respectively, which are collateralized, and intercompany deposits of $13.8 million at June 30, 2024 compared to $3.5 billion at March 31, 2024, a decrease of 99.6%. Intercompany deposits significantly decreased as the Company dissolved subsidiaries during the quarter ended June 30, 2024.

The Company had uninsured deposits as summarized below:

	At June 30, 2024	At March 31, 2024
	(Dollars in thousands)

Uninsured deposits	$2,070,601	$1,888,443
Uninsured deposits to total deposits	26.6%	24.1%

Deposit balances are summarized as follows:

	At June 30, 2024		At March 31, 2024
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,405,441	—%	$1,415,909	—%
Interest-bearing demand	1,904,483	2.37	1,929,490	2.23
Money market accounts	1,246,663	3.17	1,228,098	3.26
Savings and club deposits	673,031	0.83	687,303	0.73
Certificates of deposit	2,551,929	4.34	2,568,603	4.20
Total deposits	$7,781,547	2.56%	$7,829,403	2.50%

The Company continues to maintain strong liquidity and capital positions. The Company had no outstanding borrowings from the Federal Reserve Discount Window at June 30, 2024. As of June 30, 2024, the Company had immediate access to approximately $2.3 billion of funding, with additional unpledged loan collateral in excess of $1.6 billion.

At June 30, 2024, the Company's non-performing commercial real estate loans totaled $8.1 million, or 0.10%, of the total loans receivable loan portfolio balance.

The following table presents multifamily real estate, owner occupied commercial real estate, and the components of investor owned commercial real estate loans included in the real estate loan portfolio.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	At June 30, 2024
	(Dollars in thousands)
	Balance	% of Gross Loans	Weighted Average Loan to Value Ratio	Weighted Average Debt Service Coverage
Multifamily Real Estate	$1,409,316	18.1%	62.0%	1.61x

Owner Occupied Commercial Real Estate	$699,807	9.0%	55.0%	2.10x

Investor Owned Commercial Real Estate:
Retail / Shopping centers	$498,623	6.4%	52.3%	1.59x
Mixed Use	211,550	2.7	58.6	1.61
Industrial / Warehouse	381,154	4.9	55.9	1.70
Non-Medical Office	197,009	2.5	54.8	1.47
Medical Office	126,566	1.6	57.9	1.50
Single Purpose	70,315	0.9	53.1	3.69
Other	131,228	1.7	51.9	1.68
Total	$1,616,445	20.8%	54.7%	1.69x

Total Multifamily and Commercial Real Estate Loans	$3,725,568	48.0%	57.5%	1.74x

As of June 30, 2024, the Company had less than $1.0 million in loan exposure to office or rent stabilized multifamily loans in New York City.

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

    The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and projections of future taxable income. These estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets and that it is more likely than not that the benefits from certain state temporary differences will not be realized. At June 30, 2024 and December 31, 2023, the Company's net deferred tax assets totaled $25.9 million and $25.5 million, respectively, which included a valuation allowance totaling $26,000 at both period end dates. Based upon projections of future taxable income and the ability to carryforward operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

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

    The table below sets forth, as of June 30, 2024, the net portfolio value, the estimated changes in the net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and Freehold Bank and its subsidiaries only and does not include any assets of the Company.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent Change	Estimated NPV	Present Value Ratio	Percent Change
			(Dollars in thousands)
+400	$196,731	$(6,696)	(3.29)%	$754,671	8.37%	(36.75)%
+300	199,083	(4,344)	(2.14)	867,714	9.37	(27.28)
+200	201,125	(2,302)	(1.13)	980,515	10.31	(17.82)
+100	202,609	(818)	(0.40)	1,090,156	11.17	(8.63)
Base	203,427	—	—	1,193,184	11.90	—
-100	204,185	758	0.37	1,289,562	12.51	8.08
-200	204,163	736	0.36	1,368,363	12.93	14.68
-300	204,347	920	0.45	1,432,788	13.17	20.08
-400	197,979	(5,448)	(2.68)	1,434,753	12.84	20.25

    As of June 30, 2024, based on the scenarios above, net interest income would decrease by approximately 1.13% if rates were to rise 200 basis points, and would increase by 0.36% if rates were to decrease 200 basis points over a one-year time horizon.

    Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of June 30, 2024, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 17.82%. If rates were to decrease 200 basis points, the model forecasts a 14.68% increase in the NPV.

    Overall, our June 30, 2024 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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
We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth or financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds and dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and through the FHLB system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our securities portfolio. As of June 30, 2024, the potential liquidity from these sources is an amount we believe currently exceeds any contingent liquidity need.

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
Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of June 30, 2024 and December 31, 2023, each of the Company and Columbia Bank and Freehold Bank exceeded all capital adequacy requirements to which it was subject.

    The following tables presents the Company's, Columbia Bank's and Freehold Bank's actual capital amounts and ratios at June 30, 2024 and December 31, 2023 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At June 30, 2024:
Total capital (to risk-weighted assets)	$1,125,355	14.22%	$633,177	8.00%	$831,045	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,064,386	13.45	474,883	6.00	672,751	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,057,169	13.36	356,162	4.50	554,030	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,064,386	9.94	428,115	4.00	428,115	4.00	N/A	N/A

At December 31, 2023:
Total capital (to risk-weighted assets)	$1,120,849	14.08%	$636,767	8.00%	$835,757	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,060,490	13.32	477,575	6.00	676,565	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,053,273	13.23	358,182	4.50	557,171	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,060,490	10.04	422,441	4.00	422,441	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Columbia Bank	(In thousands, except ratio data)
At June 30, 2024:
Total capital (to risk-weighted assets)	$1,041,252	14.32%	$581,572	8.00%	$763,313	10.50%	$726,965	10.00%
Tier 1 capital (to risk-weighted assets)	981,618	13.50	436,179	6.00	617,920	8.50	581,572	8.00
Common equity tier 1 capital (to risk-weighted assets)	981,618	13.50	327,134	4.50	508,876	7.00	472,527	6.50
Tier 1 capital (to adjusted total assets)	981,618	9.42	416,916	4.00	416,916	4.00	521,145	5.00

At December 31, 2023:
Total capital (to risk-weighted assets)	$1,033,138	14.02%	$589,622	8.00%	$773,879	10.50%	$737,028	10.00%
Tier 1 capital (to risk-weighted assets)	974,127	13.22	442,217	6.00	626,474	8.50	589,622	8.00
Common equity tier 1 capital (to risk-weighted assets)	974,127	13.22	331,663	4.50	515,920	7.00	479,068	6.50
Tier 1 capital (to adjusted total assets)	974,127	9.48	411,126	4.00	411,126	4.00	513,908	5.00

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Freehold Bank	(In thousands, except ratio data)
At June 30, 2024:
Total capital (to risk-weighted assets)	$45,859	23.84%	$15,392	8.00%	$20,202	10.50%	$19,240	10.00%
Tier 1 capital (to risk-weighted assets)	44,522	23.14	11,544	6.00	16,354	8.50	15,392	8.00
Common equity tier 1 capital (to risk-weighted assets)	44,522	23.14	8,658	4.50	13,468	7.00	12,506	6.50
Tier 1 capital (to adjusted total assets)	44,522	16.02	11,116	4.00	11,116	4.00	13,896	5.00

At December 31, 2023:
Total capital (to risk-weighted assets)	$45,417	22.50%	$16,152	8.00%	$21,199	10.50%	$20,189	10.00%
Tier 1 capital (to risk-weighted assets)	44,045	21.82	12,114	6.00	17,161	8.50	16,152	8.00
Common equity tier 1 capital (to risk-weighted assets)	44,045	21.82	9,085	4.50	14,133	7.00	13,123	6.50
Tier 1 capital (to adjusted total assets)	44,045	15.27	11,539	4.00	11,539	4.00	14,424	5.00

    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2024. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

    During the quarter ended June 30, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

    The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

    For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 29, 2024. As of June 30, 2024, the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    The following table reports information regarding repurchases of the Company's common stock, excluding excise tax during the quarter ended June 30, 2024:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2024	159,150	$16.43	159,000	846,325
May 1 - 31, 2024	108,386	15.55	104,600	741,725
June 1 - 30, 2024	—	—	—	741,725
Total	267,536	$16.09	263,600

(1) On May 25, 2023, the Company announced that its Board of Directors authorized the Company's sixth stock repurchase program to acquire up to 2,000,000 shares, or approximately 1.9% of the Company's then issued and outstanding common stock. Repurchases have been paused in order to retain capital.

(2) During the three months ended June 30, 2024, 3,786 shares were repurchased for taxes related to the 2019 Equity Incentive Plan and 150 shares were repurchased pursuant to forfeitures and not as part of a share repurchase program.

Item 3.     Defaults Upon Senior Securities

    Not Applicable.

Item 4.     Mine Safety Disclosures

    Not Applicable.

Item 5.     Other Information

    During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.     Exhibits

    The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into this Quarterly Report on Form 10-Q.

Exhibit Index

3.2	Amended Bylaws of Columbia Financial, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2024, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

Columbia Financial, Inc.

Date:	August 9, 2024	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2024	/s/Dennis E. Gibney
Dennis E. Gibney
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)