Form 10-Q
period 2024-09-30
Columbia Financial, Inc.
filed 2024-11-08
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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
☐ Yes ☒ No

As of November 4, 2024, there were 104,723,454 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share (including 76,016,524 shares held by Columbia Bank, MHC).

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets	(Unaudited)

Cash and due from banks	$283,391	$423,140
Short-term investments	110	109
Total cash and cash equivalents	283,501	423,249

Debt securities available for sale, at fair value	1,272,464	1,093,557
Debt securities held to maturity, at amortized cost (fair value of $367,559 and $357,177 at September 30, 2024 and December 31, 2023, respectively)	401,331	401,154
Equity securities, at fair value	4,504	4,079
Federal Home Loan Bank stock	75,847	81,022

Loans receivable	7,857,190	7,874,537
Less: allowance for credit losses	58,495	55,096
Loans receivable, net	7,798,695	7,819,441

Accrued interest receivable	41,659	39,345
Office properties and equipment, net	82,248	83,577
Bank-owned life insurance ("BOLI")	272,970	268,362
Goodwill and intangible assets	121,569	123,350
Other real estate owned	1,974	—
Other assets	329,741	308,432
Total assets	$10,686,503	$10,645,568

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$7,958,059	$7,846,556
Borrowings	1,420,640	1,528,695
Advance payments by borrowers for taxes and insurance	42,793	43,509
Accrued expenses and other liabilities	185,861	186,473
Total liabilities	9,607,353	9,605,233

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 131,371,430 shares issued and 104,725,436 shares outstanding at September 30, 2024 and 131,155,268 shares issued and 104,918,905 shares outstanding at December 31, 2023	1,314	1,312
Additional paid-in capital	798,099	791,450
Retained earnings	903,174	893,604
Accumulated other comprehensive loss	(130,986)	(158,735)
Treasury stock, at cost; 26,645,994 shares at September 30, 2024 and 26,236,363 shares at December 31, 2023	(460,832)	(454,128)
Common stock held by the Employee Stock Ownership Plan	(30,778)	(32,478)
Stock held by Rabbi Trust	(3,183)	(2,955)
Deferred compensation obligations	2,342	2,265
Total stockholders' equity	1,079,150	1,040,335
Total liabilities and stockholders' equity	$10,686,503	$10,645,568

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:	(Unaudited)
Loans receivable	$97,863	$87,548	$286,064	$252,026
Debt securities available for sale and equity securities	9,592	6,147	26,618	21,043
Debt securities held to maturity	2,616	2,434	7,487	7,338
Federal funds and interest-earning deposits	3,850	747	11,872	3,360
Federal Home Loan Bank stock dividends	1,966	1,529	5,759	3,661
Total interest income	115,887	98,405	337,800	287,428
Interest expense:
Deposits	52,196	35,918	150,440	81,733
Borrowings	18,416	13,965	55,805	45,158
Total interest expense	70,612	49,883	206,245	126,891

Net interest income	45,275	48,522	131,555	160,537

Provision for credit losses	4,103	2,379	11,575	3,632

Net interest income after provision for credit losses	41,172	46,143	119,980	156,905

Non-interest income:
Demand deposit account fees	1,695	1,348	4,698	3,815
Bank-owned life insurance	1,669	2,014	5,253	5,670
Title insurance fees	688	629	1,935	1,840
Loan fees and service charges	951	969	3,290	3,366
Loss on securities transactions	—	—	(1,256)	(10,847)
Change in fair value of equity securities	(27)	(81)	425	249
Gain on sale of loans	459	397	825	1,060
Other non-interest income	3,543	3,326	10,440	10,977
Total non-interest income	8,978	8,602	25,610	16,130

Non-interest expense:
Compensation and employee benefits	27,738	28,765	82,910	92,383
Occupancy	5,594	5,845	17,621	17,337
Federal deposit insurance premiums	1,518	1,201	5,752	3,624
Advertising	766	834	2,053	2,307
Professional fees	2,454	2,490	11,597	6,741
Data processing and software expenses	4,125	3,459	12,006	10,885
Merger-related expenses	23	14	737	280
Other non-interest expense, net	616	302	2,063	861
Total non-interest expense	42,834	42,910	134,739	134,418

Income before income tax expense	7,316	11,835	10,851	38,617

Income tax expense	1,131	2,705	1,281	9,100

Net Income	$6,185	$9,130	$9,570	$29,517

Earnings per share-basic	$0.06	$0.09	$0.09	$0.29
Earnings per share-diluted	$0.06	$0.09	$0.09	$0.29
Weighted average shares outstanding-basic	101,623,160	101,968,294	101,673,619	102,993,215
Weighted average shares outstanding-diluted	101,832,048	102,097,491	101,813,253	103,257,616

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)

Net income	$6,185	$9,130	$9,570	$29,517

Other comprehensive income (loss), net of tax:
Unrealized loss on debt securities available for sale	31,002	(20,217)	25,561	(3,984)
Accretion of unrealized (loss) gain on debt securities reclassified as held to maturity	(1)	(1)	4	(9)
Reclassification adjustment for loss included in net income	—	—	(903)	(7,779)
	31,001	(20,218)	24,662	(11,772)

Derivatives, net of tax:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(6,534)	1,845	(2,476)	3,863
	(6,534)	1,845	(2,476)	3,863

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(10)	(10)	(30)	(30)
Reclassification adjustment of actuarial net (loss) gain included in net income	(394)	1	(1,170)	2
Change in funded status of retirement obligations	433	15	6,763	2,695
	29	6	5,563	2,667

Total other comprehensive income (loss)	24,496	(18,367)	27,749	(5,242)

Total comprehensive income (loss), net of tax	$30,681	$(9,237)	$37,319	$24,275

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended September 30, 2024 and 2023 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at June 30, 2024	$1,314	$796,432	$896,989	$(155,482)	$(460,291)	$(31,349)	$(3,106)	$2,227	$1,046,734
Net income	—	—	6,185	—	—	—	—	—	6,185
Other comprehensive income (loss)	—	—	—	24,496	—	—	—	—	24,496
Stock based compensation	—	1,241	—	—	—	—	—	—	1,241
Exercise of stock options (18,133 shares)	—	(9)	—	—	—	—	—	—	(9)
Restricted stock forfeitures (2,662 shares)	—	43	—	—	(43)	—	—	—	—
Repurchase shares for taxes (27,969 shares)	—	—	—	—	(495)	—	—	—	(495)
Excise tax on net stock repurchases	—	—	—	—	(3)	—	—	—	(3)
Employee Stock Ownership Plan shares committed to be released	—	392	—	—	—	571	—	—	963
Funding of deferred compensation obligations	—	—	—	—	—	—	(77)	115	38
Balance at September 30, 2024	$1,314	$798,099	$903,174	$(130,986)	$(460,832)	$(30,778)	$(3,183)	$2,342	$1,079,150

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Three Months Ended September 30, 2024 and 2023 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at June 30, 2023	$1,311	$786,248	$877,905	$(166,171)	$(442,084)	$(33,623)	$(2,780)	$1,982	$1,022,788
Net income	—	—	9,130	—	—	—	—	—	9,130
Other comprehensive (loss)	—	—	—	(18,367)	—	—	—	—	(18,367)
Stock based compensation	—	2,283	—	—	—	—	—	—	2,283
Purchase of treasury stock (518,539 shares)	—	—	—	—	(8,974)	—	—	—	(8,974)
Exercise of stock options (3,265 shares)	—	(2)	—	—	—	—	—	—	(2)
Restricted stock forfeitures (15,509 shares)	—	244	—	—	(244)	—	—	—	—
Repurchase shares for taxes (18,849 shares)	—	—	—	—	(344)	—	—	—	(344)
Excise tax on net stock repurchases	—	—	—	—	(110)		—	—	(110)
Employee Stock Ownership Plan shares committed to be released	—	412	—	—	—	572	—	—	984
Funding of deferred compensation obligations	—	—	—	—	—	—	(82)	125	43
Balance at September 30, 2023	$1,311	$789,185	$887,035	$(184,538)	$(451,756)	$(33,051)	$(2,862)	$2,107	$1,007,431

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Nine Months Ended September 30, 2024 and 2023 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2023	$1,312	$791,450	$893,604	$(158,735)	$(454,128)	$(32,478)	$(2,955)	$2,265	$1,040,335
Net income	—	—	9,570	—	—	—	—	—	9,570
Other comprehensive income (loss)	—	—	—	27,749	—	—	—	—	27,749
Issuance of common stock allocated to restricted stock award grants (212,441 shares)	2	(2)	—	—	—	—	—	—	—
Stock based compensation	—	5,511	—	—	—	—	—	—	5,511
Purchase of treasury stock (365,116 shares)	—	—	—	—	(5,894)	—	—	—	(5,894)
Exercise of stock options (46,184 shares)	—	(58)	—	—	—	—	—	—	(58)
Restricted stock forfeitures (4,357 shares)	—	73	—	—	(73)	—	—	—	—
Repurchase shares for taxes (40,158 shares)	—	—	—	—	(690)	—	—	—	(690)
Excise tax on net stock repurchases	—	—	—	—	(47)				(47)
Employee Stock Ownership Plan shares committed to be released	—	1,125	—	—	—	1,700	—	—	2,825
Funding of deferred compensation obligations	—	—	—	—	—	—	(228)	77	(151)
Balance at September 30, 2024	$1,314	$798,099	$903,174	$(130,986)	$(460,832)	$(30,778)	$(3,183)	$2,342	$1,079,150

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Nine Months Ended September 30, 2024 and 2023 (In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2022	$1,309	$781,165	$857,518	$(179,296)	$(371,708)	$(34,750)	$(3,149)	$2,506	$1,053,595
Net income	—	—	29,517	—	—	—	—	—	29,517
Other comprehensive (loss)	—	—	—	(5,242)	—	—	—	—	(5,242)
Issuance of common stock allocated to restricted stock award grants (226,574 shares)	2	7	—	—	—	—	—	—	9
Stock based compensation	—	6,156	—	—	—	—	—	—	6,156
Purchase of treasury stock (4,104,073 shares)	—	—	—	—	(78,295)	—	—	—	(78,295)
Exercise of stock options (44,117 shares)	—	(24)	—	—	—	—	—	—	(24)
Restricted stock forfeitures (27,863 shares)	—	469	—	—	(469)	—	—	—	—
Repurchase shares for taxes (25,917 shares)	—	—	—	—	(477)	—	—	—	(477)
Excise tax on net stock repurchases	—	—	—	—	(807)	—	—	—	(807)
Employee Stock Ownership Plan shares committed to be released	—	1,412	—	—	—	1,699	—	—	3,111
Funding of deferred compensation obligations	—	—	—	—	—	—	287	(399)	(112)
Balance at September 30, 2023	$1,311	$789,185	$887,035	$(184,538)	$(451,756)	$(33,051)	$(2,862)	$2,107	$1,007,431

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2024	2023
	(In thousands, unaudited)
Cash flows from operating activities:
Net income	$9,570	$29,517
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	3,137	4,349
Net amortization of premiums and discounts on securities	(321)	1,419
Net amortization of mortgage servicing rights	188	178
Amortization of intangible assets	1,658	1,777
Depreciation and amortization of office properties and equipment	6,124	5,808
Amortization of operating lease right-of-use assets	2,928	2,933
Provision for credit losses	11,575	3,632
Loss on securities transactions	1,256	10,847
Change in fair value of equity securities	(425)	(249)
Gain on sale of loans, net	(825)	(1,060)
Net (gain) loss on disposal of office properties and equipment	(236)	37
Deferred tax expense (benefit)	1,688	(2,521)
Increase in accrued interest receivable	(2,314)	(3,118)
Increase in other assets	(28,035)	(18,618)
(Decrease) increase in accrued expenses and other liabilities	(4,479)	34,773
Income on bank-owned life insurance	(5,253)	(5,670)
Employee stock ownership plan expense	2,825	3,111
Stock based compensation	5,511	6,156
Decrease in deferred compensation obligations under Rabbi Trust	(151)	(112)
Net cash provided by operating activities	4,421	73,189

Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	3,495	277,022
Proceeds from paydowns/maturities/calls of debt securities available for sale	117,775	79,287
Proceeds from paydowns/maturities/calls of debt securities held to maturity	16,547	9,476
Purchases of debt securities available for sale	(266,882)	(75,314)
Purchases of debt securities held to maturity	(16,635)	—
Proceeds from sales of loans held-for-sale	15,814	109,429
Purchases of loans receivable	—	(14,729)
Net (increase) in loans receivable	(10,994)	(263,990)
Proceeds from bank-owned life insurance death benefits	5	605
Proceeds from redemptions of Federal Home Loan Bank stock	38,476	71,666
Purchases of Federal Home Loan Bank stock	(33,301)	(85,421)
Proceeds from sales of office properties and equipment	1,266	—
Additions to office properties and equipment	(5,825)	(5,312)
Net cash (used in) provided by investing activities	$(140,259)	$102,719

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
	2024	2023
	(In thousands, unaudited)

Cash flows from financing activities:
Net increase (decrease) in deposits	$111,503	$(297,993)
Proceeds from long-term borrowings	235,205	311,113
Payments on long-term borrowings	(175,450)	(11,300)
Net (decrease) in short-term borrowings	(167,810)	(70,642)
Increase in advance payments by borrowers for taxes and insurance	(716)	(3,043)
Issuance of common stock for restricted stock awards	—	9
Exercise of stock options	(58)	(24)
Purchase of treasury stock	(5,894)	(78,295)
Repurchase of shares for taxes	(690)	(477)
Net cash (used in) financing activities	$(3,910)	$(150,652)

Net (decrease) increase in cash and cash equivalents	$(139,748)	$25,256

Cash and cash equivalents at beginning of year	423,249	179,228
Cash and cash equivalents at end of period	$283,501	$204,484

Cash paid during the period for:
Interest on deposits and borrowings	$205,662	$124,003
Income tax payments, net of refunds	$619	$6,281

Non-cash investing and financing activities:
Transfer of loans receivable to other real estate owned	$1,974	$—
Transfer of loans receivable to loans held-for-sale	$15,054	$109,072
Excise tax on net stock repurchases	$47	$807

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.Basis of Financial Statement Presentation

    The accompanying consolidated financial statements include the accounts of Columbia Financial, Inc. ("Columbia Financial"), its wholly-owned subsidiary, Columbia Bank ("Columbia") (including the accounts of Freehold Bank, which merged with and into Columbia effective as of October 5, 2024), and Columbia's wholly-owned subsidiaries, Columbia Investment Services, Inc., 1901 Residential Management Co. LLC, First Jersey Title Services, Inc., 1901 Commercial Management Co. LLC, Stewardship Realty LLC, Columbia Insurance Services Inc. (formerly known as "RSI Insurance Agency, Inc."), and 19-01 Community Development Corporation, (collectively, the “Company”). In May 2024, Columbia dissolved its wholly-owned subsidiary 2500 Broadway Corp. In consolidation, all intercompany accounts and transactions are eliminated.

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

    The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months periods ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period.

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

2.    Acquisitions

Freehold Bank
On December 1, 2021, the Company completed its acquisition of Freehold Bancorp, MHC, Freehold Bancorp, Inc. and Freehold Bank (collectively, the "Freehold Entities" or "Freehold"). Pursuant to the terms of the merger agreement, Freehold Bancorp, MHC merged with and into the MHC, with the MHC as the surviving entity; and Freehold Bancorp, Inc. merged with and into Columbia Financial, with Columbia Financial as the surviving entity. In connection with the merger, Freehold Bank converted to a federal savings bank and operated as a wholly-owned subsidiary of Columbia Financial, until October 5, 2024, when the Company merged Freehold Bank into Columbia Bank. Under the terms of the merger agreement, upon the merger of the two banks, depositors of Freehold Bank became depositors of Columbia Bank and have the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at Freehold Bank. The Company issued 2,591,007 shares of its common stock to the MHC, representing an amount equal to the fair value of the Freehold Entities as determined by an independent appraiser, at the effective time of the holding company mergers.

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the Freehold Entities totaled $23,000 and $737,000 during the three and nine months ended September 30, 2024, and $14,000 and $88,000 recorded during the three and nine months ended September 30, 2023.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)

Net income	$6,185	$9,130	$9,570	$29,517
Shares:
Weighted average shares outstanding - basic	101,623,160	101,968,294	101,673,619	102,993,215
Weighted average diluted shares outstanding	208,888	129,197	139,634	264,401
Weighted average shares outstanding - diluted	101,832,048	102,097,491	101,813,253	103,257,616
Earnings per share:
Basic	$0.06	$0.09	$0.09	$0.29
Diluted	$0.06	$0.09	$0.09	$0.29

    During the three and nine months ended September 30, 2024 and 2023, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 1,027,893 and 975,690, and 744,335 and 642,166, respectively.

4.    Stock Repurchase Program

On December 14, 2022, the Company announced that its Board of Directors authorized the Company's fifth stock repurchase program to acquire up to 3,000,000 shares, or approximately 2.7% of the Company's then issued and outstanding common stock, commencing upon the completion of the Company’s fourth stock repurchase program. As of September 30, 2024, all shares were repurchased under this program.

On May 25, 2023, the Company announced that its Board of Directors authorized the Company's sixth stock repurchase program to acquire up to 2,000,000 shares, or approximately 1.9% of the Company's then issued and outstanding common stock. As of September 30, 2024, there were 741,725 shares remaining to be purchased under this program.

During the nine months ended September 30, 2024, the Company repurchased 365,116 shares at a cost of approximately $5.9 million, or $16.14 per share, under these programs. There were no repurchases during the three months ended September 30, 2024 under these programs. During the three and nine months ended September 30, 2023, the Company repurchased 518,539 shares at a cost of approximately $9.0 million, or $17.31 per share, and 4,104,073 shares at a cost of approximately $78.3 million, or $19.08 per share, respectively, under these programs. Repurchases have been paused to retain capital. Repurchased shares are held as treasury stock and are available for general corporate purposes.

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

6.    Debt Securities Available for Sale

    Debt securities available for sale at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$272,913	$3,690	$(1,133)	$275,470
Mortgage-backed securities and collateralized mortgage obligations	1,022,232	809	(113,471)	909,570
Municipal obligations	2,845	—	(27)	2,818
Corporate debt securities	97,512	27	(12,933)	84,606
	$1,395,502	$4,526	$(127,564)	$1,272,464

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$146,387	$924	$(1,810)	$145,501
Mortgage-backed securities and collateralized mortgage obligations	1,009,508	20	(141,943)	867,585
Municipal obligations	2,770	—	(68)	2,702
Corporate debt securities	92,565	2	(14,798)	77,769
	$1,251,230	$946	$(158,619)	$1,093,557

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

The amortized cost and fair value of debt securities available for sale at September 30, 2024, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	September 30, 2024
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$99,641	$99,662
More than one year to five years	195,370	196,775
More than five years to ten years	78,259	66,457
	$373,270	$362,894
Mortgage-backed securities and collateralized mortgage obligations	1,022,232	909,570
	$1,395,502	$1,272,464
Mortgage-backed securities and collateralized mortgage obligations totaling $1.0 billion at amortized cost, and $909.6 million at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three months ended September 30, 2024, there were no sales, calls or maturities of debt securities available for sale. During the nine months ended September 30, 2024, proceeds from the sale of a debt security available for sale totaled $3.5 million, resulting in no gross gains and $1.3 million of gross losses. There was one matured debt security available for sale totaling $10.0 million during the nine months ended September 30, 2024. There were no calls of debt securities available for sale during the nine months ended September 30, 2024.

During the three months ended September 30, 2023, there were no proceeds from the sale of debt securities available for sale. During the nine months ended September 30, 2023, proceeds from the sale of debt securities available for sale totaled $277.0 million, resulting in no gross gains and $10.8 million of gross losses. There were no calls or matured debt securities available for sale during the three and nine months ended September 30, 2023.

Debt securities available for sale having a carrying value of $225.9 million and $211.5 million, at September 30, 2024 and December 31, 2023, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York. Debt securities available for sale having a carrying value of $74.9 million and $75.1 million, at September 30, 2024 and December 31, 2023, respectively, were pledged by Freehold Bank for outstanding borrowings at the Federal Home Loan Bank, and for potential borrowings at the Federal Reserve Bank of New York.

    The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at September 30, 2024 and December 31, 2023 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

	September 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$21,080	$(1,133)	$21,080	$(1,133)
Mortgage-backed securities and collateralized mortgage obligations	9,993	(4)	813,803	(113,467)	823,796	(113,471)
Municipal obligations	1,010	(1)	1,809	(26)	2,819	(27)
Corporate debt securities	—	—	79,578	(12,933)	79,578	(12,933)
	$11,003	$(5)	$916,270	$(127,559)	$927,273	$(127,564)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$21,344	$(1,810)	$21,344	$(1,810)
Mortgage-backed securities and collateralized mortgage obligations	54	(4)	863,026	(141,939)	863,080	(141,943)
Municipal obligations	—	—	2,702	(68)	2,702	(68)
Corporate debt securities	—	—	75,765	(14,798)	75,765	(14,798)
	$54	$(4)	$962,837	$(158,615)	$962,891	$(158,619)

The number of securities in an unrealized loss position at September 30, 2024 totaled 303, compared with 329 at December 31, 2023. All temporarily impaired securities were investment grade as of September 30, 2024 and December 31, 2023, except two corporate debt securities which were rated BB+, totaling approximately $8.4 million and $8.1 million at September 30, 2024 and December 31, 2023, respectively.

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

There was no activity in the allowance for credit losses on debt securities available for sale for the three and nine months ended September 30, 2024 and 2023.

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $5.0 million and $3.7 million at September 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity

    Debt securities held to maturity at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value

U.S. government and agency obligations	$44,872	$—	$(4,379)	$—	$40,493
Mortgage-backed securities and collateralized mortgage obligations	356,459	—	(29,393)	—	327,066
	$401,331	$—	$(33,772)	$—	$367,559

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$49,871	$—	$(5,902)	$—	$43,969
Mortgage-backed securities and collateralized mortgage obligations	351,283	—	(38,075)	—	313,208
	$401,154	$—	$(43,977)	$—	$357,177

The amortized cost and fair value of debt securities held to maturity at September 30, 2024, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	September 30, 2024
	Amortized Cost	Fair Value
	(In thousands)

More than one year to five years	$24,875	$23,438
More than five years to ten years	9,997	8,975
More than ten years	10,000	8,080
	44,872	40,493
Mortgage-backed securities and collateralized mortgage obligations	356,459	327,066
	$401,331	$367,559

Mortgage-backed securities and collateralized mortgage obligations totaling $356.5 million at amortized cost, and $327.1 million at fair value at September 30, 2024, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three and nine months ended September 30, 2024 there were no sales or maturities of debt securities held to maturity. There was one called debt security held to maturity totaling $5.0 million during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023 there were no sales, calls, or maturities of debt securities held to maturity.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity (continued)

Debt securities held to maturity having a carrying value of $280.4 million and $202.9 million, at September 30, 2024 and December 31, 2023, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.
The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at September 30, 2024 and December 31, 2023 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	September 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$40,492	$(4,379)	$40,492	$(4,379)
Mortgage-backed securities and collateralized mortgage obligations	16,685	(85)	310,308	(29,308)	326,993	(29,393)
	$16,685	$(85)	$350,800	$(33,687)	$367,485	$(33,772)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$43,969	$(5,902)	$43,969	$(5,902)
Mortgage-backed securities and collateralized mortgage obligations	—	—	313,208	(38,075)	313,208	(38,075)
	$—	$—	$357,177	$(43,977)	$357,177	$(43,977)

    The number of securities in an unrealized loss position at September 30, 2024 totaled 103, compared with 108 at December 31, 2023. All temporarily impaired securities were investment grade as of September 30, 2024 and December 31, 2023.

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities held to maturity. Accrued interest receivable on debt securities held to maturity is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $778,000 and $997,000 at September 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
8.    Equity Securities at Fair Value

    The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, preferred stock in U.S. Government agencies, and a Community Reinvestment Act qualifying bond fund which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at September 30, 2024 and December 31, 2023 was $4.5 million and $4.1 million, respectively.

    The Company recorded a net (decrease) increase in the fair value of equity securities of $(27,000) and $(81,000), and $425,000 and $249,000 during the three and nine months ended September 30, 2024 and 2023, respectively, as a component of non-interest income.

    During the three and nine months ended September 30, 2024 and 2023, there were no sales of equity securities.

9.    Loans Receivable and Allowance for Credit Losses

Loans receivable at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30,	December 31,
	2024	2023
	(In thousands)
Real estate loans:
One-to-four family	$2,737,190	$2,792,833
Multifamily	1,399,000	1,409,187
Commercial real estate	2,312,759	2,377,077
Construction	510,439	443,094
Commercial business loans	586,447	533,041
Consumer loans:
Home equity loans and advances	261,041	266,632
Other consumer loans	2,877	2,801
Total gross loans	7,809,753	7,824,665
Purchased credit-deteriorated ("PCD") loans	11,795	15,089
Net deferred loan costs, fees and purchased premiums and discounts	35,642	34,783
Loans receivable	$7,857,190	$7,874,537

    The Company had no loans held-for-sale at September 30, 2024 and December 31, 2023. During the three months ended September 30, 2024, the Company sold $6.2 million and $2.8 million of one-to-four family real estate loans and Small Business Administration ("SBA") loans included in commercial business loans held-for-sale, respectively, resulting in gross gains of $459,000 and no gross losses. During the nine months ended September 30, 2024, the Company sold $6.4 million, $6.8 million, and $2.7 million of one-to-four family real estate loans, SBA loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $825,000 and no gross losses.

During the three months ended September 30, 2023, the Company sold $6.8 million, $7.1 million, and $1.9 million, of one-to-four family real estate loans, SBA loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $455,000 and gross losses of $58,000. During the nine months ended September 30, 2023, the Company sold $64.6 million, $21.4 million, $18.4 million, and $5.7 million, of one-to-four family real estate loans and home equity loans and advances, commercial real estate loans, SBA loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $1.4 million and gross losses of $383,000.

During the three and nine months ended September 30, 2024, no loans were purchased by the Company. During the three months ended September 30, 2023 no loans were purchased by the Company. During the nine months ended September 30, 2023, the Company purchased a $14.7 million commercial real estate participation loan from a third party financial institution.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

At September 30, 2024 and December 31, 2023, commercial business loans included $530,000 and $809,000, respectively, in SBA Payroll Protection Program ("PPP") loans.

At September 30, 2024 and December 31, 2023, the carrying value of loans serviced by the Company for investors was $513.0 million and $551.0 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition.

The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCD loans at September 30, 2024 and December 31, 2023:

	September 30, 2024
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$14,915	$6,989	$2,982	$24,886	$7,368	$2,712,304	$2,737,190
Multifamily	—	—	—	—	—	1,399,000	1,399,000
Commercial real estate	15,492	450	—	15,942	9,413	2,296,817	2,312,759
Construction	—	—	—	—	—	510,439	510,439
Commercial business loans	3,686	1,253	1,404	6,343	11,061	580,104	586,447
Consumer loans:
Home equity loans and advances	560	139	13	712	172	260,329	261,041
Other consumer loans	2	—	—	2	—	2,875	2,877
Total loans	$34,655	$8,831	$4,399	$47,885	$28,014	$7,761,868	$7,809,753

	December 31, 2023
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$11,079	$4,254	$1,558	$16,891	$3,139	$2,775,942	$2,792,833
Multifamily	—	—	—	—	—	1,409,187	1,409,187
Commercial real estate	1,711	2,472	2,740	6,923	2,740	2,370,154	2,377,077
Construction	—	—	—	—	—	443,094	443,094
Commercial business loans	1,727	4,917	6,518	13,162	6,518	519,879	533,041
Consumer loans:
Home equity loans and advances	779	14	170	963	221	265,669	266,632
Other consumer loans	1	—	—	1	—	2,800	2,801
Total loans	$15,297	$11,657	$10,986	$37,940	$12,618	$7,786,725	$7,824,665

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date, or when the Company does not expect to receive all principal and interest payments owed substantially in accordance with the terms of the loan agreement, regardless of the past due status. Non-accruing loans are returned to accrual status after there has been a sustained period of repayment performance and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss, by reviewing all delinquent loans, classified loans and other loans for which management may have concerns about collectability.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

At September 30, 2024 and December 31, 2023, non-accrual loans totaled $28.0 million and $12.6 million, respectively. Included in non-accrual loans at September 30, 2024 and December 31, 2023, are 32 and 10 loans totaling $23.6 million and $1.6 million, respectively, which are less than 90 days in arrears.

At September 30, 2024 and December 31, 2023, there were no loans past due 90 days or more still accruing interest.

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

At September 30, 2024 and December 31, 2023, PCD loans acquired in the Stewardship Financial Corporation ("Stewardship") acquisition totaled $1.2 million and $1.7 million, respectively, PCD loans acquired in the Freehold Bank acquisition totaled $247,000 and $2.8 million, respectively, and PCD loans acquired in the RSI Bank acquisition totaled $10.4 million and $10.6 million, respectively.

    We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At September 30, 2024, the Company held one commercial property with a carrying value of $2.0 million in other real estate owned that was acquired through foreclosure on a nonresidential mortgage loan. At December 31, 2023, the Company had no real estate owned. At September 30, 2024 we had four residential mortgage loans with a carrying value of $1.2 million collateralized by residential real estate, which were in the process of foreclosure. At December 31, 2023, we had one residential mortgage loan and one home equity loan with carrying values of $576,000 and $93,000, respectively, collateralized by residential real estate which were in the process of foreclosure.

The Company has made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans receivable. Accrued interest receivable on loans receivable is reported as a component of accrued interest receivable in the Consolidated Statement of Financial Condition, which totaled $33.6 million and $32.9 million at September 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.

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

For our non-performing loans, the allowance is determined on an individual basis using the present value of expected cash flows, or for collateral dependent loans, the fair value of the collateral less estimated costs to sell. We continue to assess the collateral of loans and update our appraisals on these loans on an annual basis. To the extent the property values decline, there could be additional losses on these non-performing assets, which may be material. Management considered these market conditions in deriving the estimated ACL. Should economic difficulties occur, the ultimate amount of loss could vary from our current estimate.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

    The following tables summarize loans receivable (including PCD loans) and allowance for credit losses by portfolio segment and impairment method at September 30, 2024 and December 31, 2023:

	September 30, 2024
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually analyzed loans	$—	$—	$—	$—	$—	$—	$—	$—
Collectively analyzed loans	12,837	8,515	15,527	7,076	13,115	1,384	8	58,462
Loans acquired with deteriorated credit quality	4	—	29	—	—	—	—	33
Total	$12,841	$8,515	$15,556	$7,076	$13,115	$1,384	$8	$58,495

Total loans:
Individually analyzed loans	$7,238	$5,743	$7,578	$—	$12,062	$171	$—	$32,792
Collectively analyzed loans	2,729,952	1,393,257	2,305,181	510,439	574,385	260,870	2,877	7,776,961
Loans acquired with deteriorated credit quality	1,834	—	9,503	—	311	147	—	11,795
Total loans	$2,739,024	$1,399,000	$2,322,262	$510,439	$586,758	$261,188	$2,877	$7,821,548

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table presents the modifications of loans to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30, 2024
	Amortized Cost	Interest Rate Reduction	% of Total Class of Loans Receivable
	(In thousands)

Commercial real estate	$1,536	$1,536	0.07%
Total loans	$1,536	$1,536	0.02%

	For the Three Months Ended September 30, 2023
	Amortized Cost	Term Extension	Combination of Term Extension, Interest Rate Reduction, and Principal Forgiveness	% of Total Class of Loans Receivable
	(In thousands)

Commercial real estate	$1,038	$1,038	$—	—%
Commercial business	5,000	—	5,000	0.09
Total loans	$6,038	$1,038	$5,000	0.01%

	For the Nine Months Ended September 30, 2024
	Amortized Cost	Interest Rate Reduction	Term Extension	Combination of Term Extension, Interest Rate Reduction, and Principal Forgiveness	% of Total Class of Loans Receivable
	(In thousands)

Commercial real estate	$1,536	$1,536	$—	$—	0.07%
Commercial business	3,700	—	3,700	—	0.63%
Total loans	$5,236	$1,536	$3,700	$—	0.07%

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	For the Nine Months Ended September 30, 2023
	Amortized Cost	Term Extension	Combination of Term Extension, Interest Rate Reduction, and Principal Forgiveness	% of Total Class of Loans Receivable
	(In thousands)

Commercial real estate	$1,038	$1,038	$—	—%
Construction	2,317	2,317	—	0.60%
Commercial business	5,240	240	5,000	1.00%
Total loans	$8,595	$3,595	$5,000	0.10%

The following table describes the types of modifications of loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023:

For the Three Months Ended September 30, 2024
Type of Modifications

Commercial real estate	Interest rate reduction

For the Three Months Ended September 30, 2023
Type of Modifications

Construction	12 month term extension
Commercial business	12 month term extension, interest rate reduction, and/or principal forgiveness

For the Nine Months Ended September 30, 2024
Type of Modifications

Commercial real estate	Interest rate reduction
Commercial business	15 month term extension

For the Nine Months Ended September 30, 2023
Type of Modifications

Commercial real estate	12 month term extension
Construction	12 month term extension
Commercial business	12 month term extension, interest rate reduction, and/or principal forgiveness

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The Company closely monitors the performance of modifications of loans to borrowers experiencing financial difficulty to understand the effectiveness of these modification efforts. The Company did not extend any commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the three and nine months ended September 30, 2024.
The following tables present the aging analysis of modifications of loans to borrowers experiencing financial difficulty at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)
Commercial real estate	$1,530	$—	$—	$—	$1,029	$2,559
Commercial business	—	—	—	—	3,686	3,686
Total loans	$1,530	$—	$—	$—	$4,715	$6,245

	December 31, 2023
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)
Commercial real estate	$1,035	$—	$—	$—	$—	$1,035
Construction	2,317	—	—	—	—	2,317
Commercial business	—	—	4,917	—	237	5,154
Total loans	$3,352	$—	$4,917	$—	$237	$8,506

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2024 and 2023 are as follows:

	For the Three Months Ended September 30,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2024
Balance at beginning of period	$14,888	$8,391	$15,080	$8,549	$7,494	$2,654	$6	$57,062
Provision for (reversal of) credit losses	(2,055)	124	440	(1,474)	8,267	(1,275)	76	4,103
Recoveries	8	—	36	1	50	5	2	102
Charge-offs	—	—	—	—	(2,696)	—	(76)	(2,772)
Balance at end of period	$12,841	$8,515	$15,556	$7,076	$13,115	$1,384	$8	$58,495

2023
Balance at beginning of period	$11,026	$9,392	$16,212	$6,935	$7,690	$2,193	$8	$53,456
Provision for (reversal of) credit losses	1,063	117	(454)	10	1,688	(53)	8	2,379
Recoveries	—	—	—	—	624	49	1	674
Charge-offs	(218)	—	—	—	(2,168)	—	(10)	(2,396)
Balance at end of period	$11,871	$9,509	$15,758	$6,945	$7,834	$2,189	$7	$54,113

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	For the Nine Months Ended September 30,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2024
Balance at beginning of period	$13,017	$8,742	$15,757	$7,758	$7,923	$1,892	$7	$55,096
Provision for (reversal of) credit losses	(184)	(227)	(117)	(685)	13,076	(522)	234	11,575
Recoveries	10	—	36	3	455	14	3	521
Charge-offs	(2)	—	(120)	—	(8,339)	—	(236)	(8,697)
Balance at end of period	$12,841	$8,515	$15,556	$7,076	$13,115	$1,384	$8	$58,495

2023
Balance at beginning of period	$11,802	$7,877	$18,111	$6,425	$6,897	$1,681	$10	$52,803
Provision for (reversal of) credit losses	421	1,632	(2,203)	520	2,725	460	77	3,632
Recoveries	—	—	—	—	830	73	6	909
Charge-offs	(352)	—	(150)	—	(2,618)	(25)	(86)	(3,231)
Balance at end of period	$11,871	$9,509	$15,758	$6,945	$7,834	$2,189	$7	$54,113

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables present individually analyzed loans by segment, excluding PCD loans, at September 30, 2024 and December 31, 2023:

	At September 30, 2024
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$7,238	$7,287	$—
Multifamily	5,743	5,743	—
Commercial real estate	7,578	8,238	—
Commercial business loans	12,062	15,031	—
Consumer loans:
Home equity loans and advances	171	171	—
	32,792	36,470	—
With a specific allowance recorded:
	—	—	—
Total:
Real estate loans:
One-to-four family	7,238	7,287	—
Multifamily	5,743	5,743	—
Commercial real estate	7,578	8,238	—
Commercial business loans	12,062	15,031	—
Consumer loans:
Home equity loans and advances	171	171	—
Total loans	$32,792	$36,470	$—

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

    Specific allocations of the allowance for credit losses attributable to individually analyzed loans totaled $0 and $614,000 at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, impaired loans for which there was no related allowance for credit losses totaled $32.8 million and $19.9 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table presents interest income recognized for individually analyzed loans by loan segment, excluding PCD loans and non-accrual loans, for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
	2024		2023
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$3,808	$—	$4,329	$54
Multifamily	2,872	—	411	5
Commercial real estate	8,258	48	16,653	214
Commercial business loans	11,477	—	7,657	78
Consumer loans:
Home equity loans and advances	93	—	626	15
Total loans	$26,508	$48	$29,676	$366

	For the Nine Months Ended September 30,
	2024		2023
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$3,352	$13	$4,394	$154
Multifamily	1,543	1	429	15
Commercial real estate	10,393	88	16,452	516
Commercial business loans	10,905	—	4,780	148
Consumer loans:
Home equity loans and advances	224	1	657	32
Total loans	$26,417	$103	$26,712	$865

Management prepares an analysis each quarter that categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial business, etc.) and loan risk rating. The categorization of loans into risk categories is based upon relevant information about the borrower's ability to service their debt.
The Company utilizes a risk rating system to summarize its loan portfolio into categories with similar risk characteristics. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating established for loans with minimal risk. Loans rated 4w are watch loans, which may have a potential concern that warrants increased oversight and tracking by management. We enhanced our level of scrutiny and focus regarding documentation related to credit risk rating benchmark guidelines that pertain to debt-service coverage ratios, LTV ratios, borrower strength, asset quality, and funded cash reserves. Other factors such as guarantees, market strength, and remaining loan term and borrower equity are also reviewed and are factored into determining the credit risk rating assigned to each loan. Loans that are deemed to be of “questionable quality” are rated 5 (Special Mention) or 6 (Substandard). Loans with adverse classifications are rated 7 (Doubtful) or 8 (Loss). The risk ratings are also confirmed through periodic loan review examinations which are currently performed by both an independent third-party and the Company's credit risk review department. The Company requires an annual review be performed above certain dollar thresholds, depending on loan type, to help determine the appropriate risk ratings. Results from examinations are presented to the Audit Committee of the Board of Directors.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating, excluding PCD loans, at September 30, 2024 and December 31, 2023:

	Loans by Year of Origination at September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$87,553	$156,055	$765,664	$758,498	$255,413	$705,269	$—	$—	$2,728,452
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	747	2,116	1,494	600	3,781	—	—	8,738
Total One-to-Four Family	87,553	156,802	767,780	759,992	256,013	709,050	—	—	2,737,190
Gross charge-offs	—	—	—	—	—	2	—	—	2

Multifamily
Pass	16,708	123,376	307,033	336,837	166,583	440,868	—	—	1,391,405
Special mention	—	—	—	750	—	—	—	—	750
Substandard	—	—	5,743	—	—	1,102	—	—	6,845
Total Multifamily	16,708	123,376	312,776	337,587	166,583	441,970	—	—	1,399,000
Gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	88,218	178,271	428,615	373,770	154,958	958,565	—	—	2,182,397
Special mention	—	—	1,035	1	2,798	43,947	—	—	47,781
Substandard	—	—	9,838	1,000	3,717	68,026	—	—	82,581
Total Commercial Real Estate	88,218	178,271	439,488	374,771	161,473	1,070,538	—	—	2,312,759
Gross charge-offs	—	—	—	—	—	120	—	—	120

Construction
Pass	35,915	157,306	258,931	47,725	—	—	—	—	499,877
Special mention	—	—	5,554	—	—	—	—	—	5,554
Substandard	—	—	5,008	—	—	—	—	—	5,008
Total Construction	35,915	157,306	269,493	47,725	—	—	—	—	510,439
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business
Pass	$71,735	$58,408	$54,552	$26,194	$23,293	$42,311	$258,085	$—	$534,578
Special mention	—	—	236	—	66	767	8,891	—	9,960
Substandard	1,465	326	273	523	235	7,428	31,261	—	41,511
Doubtful	—	—	—	—	—	398	—	—	398
Total Commercial Business	73,200	58,734	55,061	26,717	23,594	50,904	298,237	—	586,447
Gross charge-offs	—	—	364	3,033	—	4,942	—	—	8,339

Home Equity Loans and Advances
Pass	11,015	17,596	19,144	16,708	10,145	81,599	36,902	67,761	260,870
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	171	—	—	171
Total Home Equity Loans and Advances	11,015	17,596	19,144	16,708	10,145	81,770	36,902	67,761	261,041
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other Consumer Loans
Pass	2,283	105	101	10	1	66	311	—	2,877
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	2,283	105	101	10	1	66	311	—	2,877
Gross charge-offs	—	62	118	54	—	2	—	—	236

Total Loans	314,892	692,190	1,863,843	1,563,510	617,809	2,354,298	335,450	67,761	7,809,753
Total gross charge-offs	$—	$62	$482	$3,087	$—	$5,066	$—	$—	$8,697

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses for off-balance-sheet exposures is reported in other liabilities in the Consolidated Statements of Financial Condition. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as unfunded commitments. At September 30, 2024 and December 31, 2023, the balance of the allowance for credit losses on unfunded commitments, included in other liabilities, totaled $3.4 million and $5.5 million, respectively. The Company recorded a reversal of provision for credit losses on unfunded commitments, included in other non-interest expense in the Consolidated Statements of Income, of $548,000 and $520,000 and $2.0 million and $1.2 million during the three and nine months ended September 30, 2024 and 2023, respectively.

The following table presents the activity in the allowance for credit losses on off-balance-sheet exposures for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$3,988	$6,330	$5,484	$6,970
(Reversal of) provision for credit losses	(548)	(520)	(2,044)	(1,160)
Balance at end of period	$3,440	$5,810	$3,440	$5,810

10.    Leases

    The Company leases real estate property for branches and office space. At September 30, 2024 and December 31, 2023, all of the Company's leases are classified as operating leases.

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
    At September 30, 2024 and December 31, 2023, the weighted average remaining lease term for operating leases was 5.8 years and 5.9 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 3.28% and 2.70%, respectively.

    The Company accounts for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the three and nine months ended September 30, 2024 and 2023, operating and variable lease expenses totaled approximately $672,000 and $754,000, and $2.1 million and $2.1 million, respectively.

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and nine months ended September 30, 2024 and 2023. At September 30, 2024, the Company had no leases which had not yet commenced.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
10.    Leases (continued)

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

	Lease Payment Obligations at
	September 30,	December 31,
	2024	2023
	(In thousands)

One year or less	$1,144	$4,204
After one year to two years	4,666	3,536
After two years to three years	4,232	3,154
After three years to four years	3,272	2,271
After four years to five years	2,809	1,807
Thereafter	4,641	2,974
Total undiscounted cash flows	20,764	17,946
Discount on cash flows	(1,944)	(1,411)
Total lease liability	$18,820	$16,535

11.    Deposits

    Deposits at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30,	December 31,
	2024	2023
	(In thousands)

Non-interest-bearing demand	$1,406,152	$1,437,361
Interest-bearing demand	1,980,298	1,966,463
Money market accounts	1,239,204	1,255,528
Savings and club deposits	649,858	700,348
Certificates of deposit	2,682,547	2,486,856
Total deposits	$7,958,059	$7,846,556

The aggregate amount of certificates of deposit that meet or exceed $100,000 totaled approximately $1.6 billion and $1.5 billion at September 30, 2024 and December 31, 2023, respectively. Interest expense on deposits for the three months ended September 30, 2024 and 2023 totaled $52.2 million and $35.9 million, respectively. Interest expense on deposits for the nine months ended September 30, 2024 and 2023 totaled $150.4 million and $81.7 million, respectively.

Within total deposits, brokered deposits totaled $50.0 million at September 30, 2024. There were no brokered deposits as of December 31, 2023. The Company also offers its customers reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits, which totaled $28.4 million and $19.5 million as of September 30, 2024 and December 31, 2023, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
11.    Deposits (continued)

Scheduled maturities of certificates of deposit accounts at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30,	December 31,
	2024	2023
	(In thousands)

One year or less	$2,386,068	$2,077,863
After one year to two years	238,843	321,271
After two years to three years	36,022	57,836
After three years to four years	9,654	13,427
After four years	11,960	16,459
	$2,682,547	$2,486,856

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

At September 30, 2024, there were 370,379 shares remaining available for future restricted stock awards and 1,441,185 shares remaining available for future stock option grants under the 2019 Plan.

Restricted shares granted under the 2019 Plan generally vest in equal installments, over performance or service periods ranging from 1 year to 5 years, beginning 1 year from the date of grant. A portion of restricted shares awarded are performance awards, which vest upon the satisfactory attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite performance or service period. During the three months ended September 30, 2024 and 2023, approximately $960,000 and $1.3 million, respectively, in expense was recognized in regard to these awards. During the nine months ended September 30, 2024 and 2023, approximately $3.7 million and $5.9 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 435,160 non-vested restricted shares outstanding at September 30, 2024 is approximately $2.6 million over a weighted average period of 1.7 years.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

    The following is a summary of the Company's restricted stock activity during the three and nine months ended September 30, 2024 and 2023:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2024	435,541	$16.77
Grants	212,441	16.50
Vested	(25,890)	20.14
Forfeited	(1,545)	16.54
Non-vested at March 31, 2024	620,547	$16.54
Vested	(44,988)	17.20
Forfeited	(150)	20.54
Non-vested at June 30, 2024	575,409	$16.49
Vested	(137,587)	17.70
Forfeited	(2,662)	17.89
Non-vested at September 30, 2024	435,160	$16.75

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2023	430,954	$17.31
Vested	(26,424)	21.16
Forfeited	(1,929)	21.12
Non-vested at March 31, 2023	402,601	$17.10
Grants	226,574	16.19
Forfeited	(10,425)	18.51
Non-vested at June 30, 2023	618,750	$16.74
Vested	(138,550)	18.27
Forfeited	(15,509)	17.47
Non-vested at September 30, 2023	464,691	$17.06

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

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the three months ended September 30, 2024 and 2023, approximately $556,000 and $954,000 in expense was recognized in regard to these awards. During the nine months ended September 30, 2024 and 2023, approximately $2.5 million and $2.9 million in expense was recognized in regard to these awards. The expected future compensation expense related to the 599,617 non-vested options outstanding at September 30, 2024 is $2.7 million over a weighted average period of 2.0 years.

The following is a summary of the Company's option activity during the three and nine months ended September 30, 2024 and 2023:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2024	3,584,069	$16.20	6.1	$11,602,267
Granted	286,265	16.49	—	—
Exercised	(28,051)	15.60	—	—
Expired	(1,412)	15.60	—	—
Forfeited	(5,832)	17.29	—	—
Outstanding, March 31, 2024	3,835,039	$16.22	6.2	$5,050,150
Expired	(1,924)	17.82	—	—
Forfeited	(1,274)	20.54	—	—
Outstanding, June 30, 2024	3,831,841	$16.22	6.0	$—
Exercised	(18,133)	16.90	0	—
Expired	(2,683)	18.50	0	—
Forfeited	(8,167)	16.75	0	—
Outstanding, September 30, 2024	3,802,858	$16.22	5.7	$4,564,088
Options exercisable at September 30, 2024	3,203,241	$16.02	5.1	$4,196,193

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2023	3,436,869	$16.26	6.9	$18,435,239
Exercised	(3,618)	15.60	—	—
Expired	(2,117)	15.60	—	—
Forfeited	(8,055)	20.03	—	—
Outstanding, March 31, 2023	3,423,079	$16.25	6.7	$7,893,117
Granted	286,016	15.94	—	—
Exercised	(37,234)	15.60	—	—
Expired	(1,853)	15.60	—	—
Forfeited	(42,598)	17.72	—	—
Outstanding, June 30, 2023	3,627,410	$16.22	6.7	$5,186,690
Exercised	(3,265)	15.60	—	—
Expired	(4,311)	18.52	—
Forfeited	(23,966)	19.10	—	—
Outstanding, September 30, 2023	3,595,868	$17.04	6.4	$310,461
Options exercisable at September 30, 2023	2,412,607	$15.79	5.9	$247,665

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

    During the three and nine months ended September 30, 2024, the aggregate intrinsic value of options exercised was approximately $23,000 and $129,000 respectively. During the three and nine months ended September 30, 2023, the aggregate intrinsic value of options exercised was approximately $7,000 and, $507,000, respectively.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost (continued)

The Company also provides life insurance benefits to eligible employees under an endorsement split-dollar life insurance program. The Company recognizes a liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits post-retirement. Through its mergers, the Company recognized additional liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits post-retirement under the programs of certain other previously acquired banks.

Net periodic (income) benefit cost for the Pension Plan, RIM Plan, Post-retirement Plan and Split-Dollar Life Insurance plan benefits for the three and nine months ended September 30, 2024 and 2023, includes the following components:

	For the Three Months Ended September 30,
	Pension Plan(1)		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2024	2023	2024	2023	2024	2023	2024	2023	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$1,039	$1,146	$61	$69	$54	$54	$57	$69	Compensation and employee benefits
Interest cost	3,292	3,028	162	158	248	242	208	204	Other non-interest expense
Expected return on plan assets	(8,231)	(7,905)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	14	14	Other non-interest expense
Net loss	130	398	28	14	—	—	—	—	Other non-interest expense
Net periodic (income) benefit cost	$(3,770)	$(3,333)	$251	$241	$302	$296	$279	$287

(1) Effective September 30, 2023, the RSI Pension Plan was merged into the Columbia Bank Pension Plan.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost (continued)

	For the Nine Months Ended September 30,
	Pension Plan(1)		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2024	2023	2024	2023	2024	2023	2024	2023	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$3,464	$3,544	$183	$207	$162	$161	$171	$208	Compensation and employee benefits
Interest cost	9,492	8,609	486	474	744	727	624	613	Other non-interest expense
Expected return on plan assets	(24,470)	(22,865)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	42	42	Other non-interest expense
Net loss	1,153	397	84	42	—	—	—	—	Other non-interest expense
Net periodic (income) benefit cost	$(10,361)	$(10,315)	$753	$723	$906	$888	$837	$863

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

Net periodic (income) benefit cost for the Pension Plan and Post-retirement Plan for the three and nine months ended September 30, 2024 and 2023, includes the following components:

	For the Three Months Ended September 30,
	Pension Plan(1)		Post-retirement Plan		Affected Line Item in the Consolidated Statements of Income
	2024	2023	2024	2023
	(In thousands)

Service cost	$—	$—	$13	$17	Compensation and employee benefits
Interest cost	—	76	31	26	Other non-interest expense
Expected return on plan assets	—	(121)	—	—	Other non-interest expense
Amortization:
Net (gain)	—	—	(5)	(15)	Other non-interest expense
Net periodic (income) benefit cost	$—	$(45)	$39	$28

(1) Effective September 30, 2023, the RSI Pension Plan was merged into the Columbia Bank Pension Plan.

	For the Nine Months Ended September 30,
	Pension Plan (1)		Post-retirement Plan		Affected Line Item in the Consolidated Statements of Income
	2024	2023	2024	2023
	(In thousands)

Service cost	$—	$—	$39	$51	Compensation and employee benefits
Interest cost	—	229	93	80	Other non-interest expense
Expected return on plan assets	—	(365)	—	—	Other non-interest expense
Amortization:
Net (gain)	—	—	(16)	(46)	Other non-interest expense
Net periodic (income) benefit cost	$—	$(136)	$116	$85

(1) Effective September 30, 2023, the RSI Pension Plan was merged into the Columbia Bank Pension Plan.

For the three and nine months ended September 30, 2024 and 2023, no contributions were made to either Pension Plan. The net periodic (income) cost for pension benefits, other post-retirement and split-dollar life insurance benefits for the three and nine months ended September 30, 2024 was calculated using the most recent available benefit valuations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis at September 30, 2024 and December 31, 2023.

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

    The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at September 30, 2024 and December 31, 2023, by level within the fair value hierarchy:

	September 30, 2024
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$275,470	$268,495	$6,975	$—
Mortgage-backed securities and collateralized mortgage obligations	909,570	—	909,570	—
Municipal obligations	2,818	—	892	1,926
Corporate debt securities	84,606	—	76,646	7,960
Total debt securities available for sale	1,272,464	268,495	994,083	9,886
Equity securities	4,504	4,181	323	—
Derivative assets	14,038	—	14,038	—
	$1,291,006	$272,676	$1,008,444	$9,886

Derivative liabilities	$29,328	$—	$29,328	$—

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

The table below provides activity of assets reported as Level 3 during the three and nine months ended September 30, 2024 and 2023:

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets -December 31, 2023	$9,737
Change in fair value of Level 3 assets	174
Balance of recurring Level 3 assets - March 31, 2024	$9,911
Change in fair value of Level 3 assets	(170)
Balance of recurring Level 3 assets - June 30, 2024	$9,741
Transfer into Level 3 asset	1,010
Maturity of Level 3 asset	(927)
Change in fair value of Level 3 assets	62
Balance of recurring Level 3 assets - September 30, 2024	$9,886

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

Expected cash flows were projected based on contractual cash flows. At both September 30, 2024 and December 31, 2023, two private placement corporate debt securities classified as available for sale, and two private placement municipal obligations classified as available for sale were included in Level 3 assets.

There were no transfers to Level 3 assets during the three and nine months ended September 30, 2023.

At September 30, 2024, private placement corporate debt security cash flows were discounted to a market yield ranging from 12.00% to 12.50% (weighted average is 12.17%), and the cash flows for private placement municipal obligations were discounted to a market yield ranging from 3.07% to 3.69% (weighted average is 3.39%).

The period end valuations were supported by an analysis prepared by an independent third party market participant and approved by management.

Assets Measured at Fair Value on a Non-Recurring Basis

    The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis at September 30, 2024 and December 31, 2023.

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at September 30, 2024 and December 31, 2023, by level within the fair value hierarchy:

	September 30, 2024
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$4,892	—	—	$4,892
Other real estate owned	1,974	—	—	1,974
Mortgage servicing rights	2,528	—	—	2,528
	$9,394	$—	$—	$9,394

	December 31, 2023
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$5,000	$—	$—	$5,000
Mortgage servicing rights	2,908	—	—	2,908
	$7,908	$—	$—	$7,908

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)
The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Impaired loans	$4,892	Other	A/R aging schedule	—	—
Other real estate owned	$1,974	Appraised value(1)	Discount for costs to sell(2)	6.0%	6.0%
Mortgage servicing rights	$2,528	Discounted cash flow	Prepayment speeds and discount rates (3)	4.7% - 27.2%	11.0%

	December 31, 2023
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Impaired loans	$5,000	Other	Contracted modification agreement.	—%	—%
Mortgage servicing rights	$2,908	Discounted cash flow	Prepayment speeds and discount rates (4)	4.3% - 27.2%	8.1%

(1) Value based on an independent appraisal of the property's fair value.
(2) Value based on management's estimate of selling costs including real estate brokerage commissions and title transfer fees.
(3) Value of SBA servicing rights based on a discount rate of 15.00%.
(4) Value of SBA servicing rights based on a discount rate of 15.50%.

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at September 30, 2024 and December 31, 2023:

	September 30, 2024
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$283,501	$283,501	$283,501	$—	$—
Debt securities available for sale	1,272,464	1,272,464	268,495	994,083	9,886
Debt securities held to maturity	401,331	367,559	—	367,559	—
Equity securities	4,504	4,504	4,181	323	—
Federal Home Loan Bank stock	75,847	75,847	—	75,847	—
Loans receivable, net	7,798,695	7,509,282	—	—	7,509,282
Derivative assets	14,038	14,038	—	14,038	—

Financial liabilities:
Deposits	$7,958,059	$7,827,440	$—	$7,827,440	$—
Borrowings	1,420,640	1,684,054	—	1,684,054	—
Derivative liabilities	29,328	29,328	—	29,328	—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss)

    The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
	2024			2023
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gain (loss) on debt securities available for sale:	$43,145	$(12,143)	$31,002	$(28,188)	$7,971	$(20,217)
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(2)	1	(1)	(1)	—	(1)
	43,143	(12,142)	31,001	(28,189)	7,971	(20,218)
Derivatives:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(9,094)	2,560	(6,534)	2,573	(728)	1,845
	(9,094)	2,560	(6,534)	2,573	(728)	1,845

Employee benefit plans:
Amortization of prior service cost included in net income	(14)	4	(10)	(14)	4	(10)
Reclassification adjustment of actuarial net (loss) gain included in net income	(548)	154	(394)	1	—	1
Change in funded status of retirement obligations	603	(170)	433	21	(6)	15
	41	(12)	29	8	(2)	6
Total other comprehensive income (loss)	$34,090	$(9,594)	$24,496	$(25,608)	$7,241	$(18,367)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

	For the Nine Months Ended September 30,
	2024			2023
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gain (loss)on debt securities available for sale:	$35,570	$(10,009)	$25,561	$(6,235)	$2,251	$(3,984)
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	6	(2)	4	(14)	5	(9)
Reclassification adjustment for (loss) included in net income	(1,256)	353	(903)	(10,847)	3,068	(7,779)
	34,320	(9,658)	24,662	(17,096)	5,324	(11,772)
Derivatives:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(3,447)	971	(2,476)	5,390	(1,527)	3,863
	(3,447)	971	(2,476)	5,390	(1,527)	3,863

Employee benefit plans:
Amortization of prior service cost included in net income	(42)	12	(30)	(42)	12	(30)
Reclassification adjustment of actuarial net (loss) gain included in net income	(1,629)	459	(1,170)	3	(1)	2
Change in funded status of retirement obligations	9,416	(2,653)	6,763	3,534	(839)	2,695
	7,745	(2,182)	5,563	3,495	(828)	2,667
Total other comprehensive income (loss)	$38,618	$(10,869)	$27,749	$(8,211)	$2,969	$(5,242)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
	2024				2023
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(119,988)	$3,644	$(39,138)	$(155,482)	$(127,036)	$2,522	$(41,657)	$(166,171)
Current period changes in other comprehensive income (loss)	31,001	(6,534)	29	24,496	(20,218)	1,845	6	(18,367)
Total other comprehensive income (loss)	$(88,987)	$(2,890)	$(39,109)	$(130,986)	$(147,254)	$4,367	$(41,651)	$(184,538)

	For the Nine Months Ended September 30,
	2024				2023
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(113,649)	$(414)	$(44,672)	$(158,735)	$(135,482)	$504	$(44,318)	$(179,296)
Current period changes in other comprehensive income (loss)	24,662	(2,476)	5,563	27,749	(11,772)	3,863	2,667	(5,242)
Total other comprehensive income (loss)	$(88,987)	$(2,890)	$(39,109)	$(130,986)	$(147,254)	$4,367	$(41,651)	$(184,538)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the three and nine months ended September 30, 2024 and 2023:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Three Months Ended September 30,		Affected Line Items in the Consolidated Statements of Income
	2024	2023
	(In thousands)

Reclassification adjustment of actuarial net (loss) gain included in net income	$(548)	$1	Other non-interest expense
Total before tax	(548)	1
Income tax benefit	154	—
Net of tax	$(394)	$1

	Accumulated Other Comprehensive Income (Loss) Components
	For the Nine Months Ended September 30,		Affected Line Items in the Consolidated Statements of Income
	2024	2023
	(In thousands)

Reclassification adjustment for loss included in net income	$(1,256)	$(10,847)	Loss on securities transactions
Reclassification adjustment of actuarial net (loss) gain included in net income	(1,629)	3	Other non-interest expense
Total before tax	(2,885)	(10,844)
Income tax benefit	812	3,067
Net of tax	$(2,073)	$(7,777)

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

    Interest Rate Swaps. At September 30, 2024 and December 31, 2023, the Company had 86 and 80 interest rate swaps in place with commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $303.7 million and $277.8 million, respectively. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

    At September 30, 2024 and December 31, 2023, the Company had 31 and 30 interest rate swaps with notional amounts of $378.7 million and $380.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

At December 31, 2023, the Company had two interest rate swaps hedged against pools of floating rate commercial loans with notional amounts totaling $100.0 million. These swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. At September 30, 2024, the Company did not have any interest rate swaps hedged against pools of floating rate commercial loans.

At September 30, 2024 and December 31, 2023, the Company had ten and eight interest rate fair value swaps with notional amounts totaling $850.0 million and $700.0 million, respectively. The Company is exposed to changes in the fair value of certain of its fixed-rate pools of assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Secured Overnight Financing Rate ("SOFR").

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

For the three and nine months ended September 30, 2024 and 2023, the Company recorded hedge ineffectiveness associated with these contracts totaling $(41,000) and $37,000, $6,000 and $64,000, respectively.
    The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$1,831	Other Liabilities	$16,939
Interest rate products - non-designated hedges	Other Assets	12,207	Other Liabilities	12,389
Total derivative instruments		$14,038		$29,328

	December 31, 2023
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$5,394	Other Liabilities	$11,530
Interest rate products - non-designated hedges	Other Assets	13,504	Other Liabilities	13,495
Total derivative instruments		$18,898		$25,025

For the three months ended September 30, 2024 and 2023, (losses) gains of $(241,000) and $332,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties. For the nine months ended September 30, 2024 and 2023, (losses) gains of $(191,000) and $130,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties.

    At September 30, 2024 and December 31, 2023, accrued interest was $1.4 million and $1.2 million.

    The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

    At September 30, 2024, the termination value of derivatives in a net liability position, which includes accrued interest, was $15.3 million. The Company has collateral posting thresholds with certain of its derivative counterparties, and as of September 30, 2024 has posted collateral of $14.2 million against its obligations under these agreements.

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

At September 30, 2024, the following amounts were recorded on the Consolidated Statements of Financial Condition related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of Hedged Assets/(Liabilities)	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of Hedged Assets/(Liabilities)
	At September 30, 2024		At December 31, 2023
	(In thousands)

Fair value interest rate products	$862,176	$12,176	$706,412	$6,412

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$1,695	$1,348	$4,698	$3,815
Title insurance fees	688	629	1,935	1,840
Insurance agency income	84	63	192	141
Other non-interest income	1,559	1,518	4,468	6,480
Total in-scope non-interest income	4,026	3,558	11,293	12,276
Total out-of-scope non-interest income	4,952	5,044	14,317	3,854
Total non-interest income	$8,978	$8,602	$25,610	$16,130

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

Columbia Insurance Services Inc. (formerly known as RSI Insurance Agency, Inc.) performs the function of an insurance intermediary, by introducing the policyholder and insurer for life and health, and property and casualty insurance, and is compensated by a commission fee for placement of an insurance policy. Commission and fees are generally recognized as of the effective date of the insurance policy. Commission revenues related to installment billings are recognized on the invoice date. Subsequent commission adjustments are recognized upon the receipt of notification from insurance companies concerning matters necessitating such adjustments.

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

18.    Subsequent Events

    The Company has evaluated events subsequent to September 30, 2024 and through the financial statement issuance date of November 8, 2024, and concluded that no material events occurred that would require disclosure.

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

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Total assets increased $40.9 million, or 0.4%, to $10.7 billion at September 30, 2024 as compared to $10.6 billion at December 31, 2023. The increase in total assets was primarily attributable to an increase in debt securities available for sale of $178.9 million, and an increase in other assets of $21.3 million, partially offset by a decrease in cash and cash equivalents of $139.7 million, and a decrease in loans receivable, net, of $20.7 million.

Cash and cash equivalents decreased $139.7 million, or 33.0%, to $283.5 million at September 30, 2024 from $423.2 million at December 31, 2023. The decrease was primarily attributable to purchases of securities of $283.5 million and repurchases of common stock under our stock repurchase program of $5.9 million, partially offset by proceeds from principal repayments on securities of $119.3 million, and repayments on loans receivable.

Debt securities available for sale increased $178.9 million, or 16.4%, to $1.3 billion at September 30, 2024 from $1.1 billion at December 31, 2023. The increase was attributable to the purchases of debt securities available for sale of $266.9 million, consisting primarily of U.S. government obligations and mortgage-backed securities, and a decrease in gross unrealized losses on securities of $34.3 million, partially offset by repayments on securities of $107.8 million, maturities of securities of $10.0 million, and the sale of one corporate debt security with a carrying value of $4.8 million, resulting in a loss of $1.3 million.
Loans receivable, net, decreased $20.7 million, or 0.3%, with a balance of $7.8 billion at both September 30, 2024 and December 31, 2023. One-to-four family real estate loans, multifamily loans, commercial real estate loans, and home equity loans and advances decreased $55.6 million, $10.2 million, $64.3 million, and $5.6 million, respectively, partially offset by increases in construction loans of $67.3 million and commercial business loans of $53.4 million. The allowance for credit losses for loans increased $3.4 million to $58.5 million at September 30, 2024 from $55.1 million at December 31, 2023.

Other assets increased $21.3 million or 6.9%, to $329.7 million at September 30, 2024 compared to $308.4 million at December 31, 2023, primarily due to a $10.4 million increase in the Company's pension plan balance, as the return on plan assets outpaced the growth in the plan's obligations and a $12.6 million increase in the Company's collateral posting with certain of its derivative counterparties.

Total liabilities increased $2.1 million, or 0.02%, totaling $9.6 billion at both September 30, 2024 and December 31, 2023. The increase was primarily attributable to an increase in total deposits of $111.5 million, or 1.4%, partially offset by a decrease in borrowings of $108.1 million, or 7.1%. The increase in total deposits primarily consisted of an increase in certificates of deposit and interest-bearing demand deposits of $195.7 million, and $13.8 million, respectively, partially offset by decreases in non-interest-bearing demand deposits, money market accounts, and savings and club accounts of $31.2 million, $16.3 million, and $50.5 million, respectively. The Bank has priced select certificates of deposit accounts very competitively to the market to attract new customers.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The $108.1 million decrease in borrowings was primarily driven by a net decrease in short-term borrowings of $167.8 million and repayments of $175.5 million in maturing long-term borrowings, partially offset by an increase in long-term borrowings of $235.2 million.

Total stockholders’ equity increased $38.8 million, or 3.7%, to $1.1 billion at September 30, 2024 as compared to $1.0 billion at December 31, 2023. The increase in total stockholders' equity was primarily attributable to net income of $9.6 million, a $5.5 million increase in stock based compensation and an increase of $27.7 million in other comprehensive income, which includes changes in unrealized losses on debt securities available for sale and unrealized gains on swap contracts, net of taxes, included in other comprehensive income. These increases were partially offset by the repurchase of 365,116 shares of common stock at a cost of approximately $5.9 million, or $16.14 per share, under our stock repurchase program. Repurchases have been paused in order to retain capital.

Comparison of Results of Operations for the Three Months Ended September 30, 2024 and September 30, 2023

Net income of $6.2 million was recorded for the quarter ended September 30, 2024, a decrease of $2.9 million, or 32.3%, compared to $9.1 million for the quarter ended September 30, 2023. The decrease in net income was primarily attributable to a $3.2 million decrease in net interest income, and a $1.7 million increase in provision for credit losses, partially offset by a $376,000 increase in non-interest income, and a $1.6 million decrease in income tax expense.

Net interest income was $45.3 million for the quarter ended September 30, 2024, a decrease of $3.2 million, or 6.7%, from $48.5 million for the quarter ended September 30, 2023. The decrease in net interest income was primarily attributable to a $20.7 million increase in interest expense on deposits and borrowings, partially offset by a $17.5 million increase in interest income. The increase in interest income was primarily due to an increase in the average balance of total interest-earning assets coupled with an increase in average yields due to market interest rate increases that occurred throughout 2023, and adjustable rate securities and loans tied to various indexes that repriced higher in the 2024 period. The 50 basis point decrease in market rates in September 2024 did not significantly impact the 2024 period results. The increase in interest expense on deposits was driven by the 2023 rate increases and an increase in the average balance of interest-bearing deposits, coupled with the continued intense competition for deposits in the market and the repricing of existing deposits into higher cost products. The increase in interest expense on borrowings was also impacted by an increase in the average balance of borrowings and the increase in interest rates for new borrowings. Prepayment penalties, which are included in interest income on loans, totaled $171,000 for the quarter ended September 30, 2024, compared to $83,000 for the quarter ended September 30, 2023.

The average yield on loans for the quarter ended September 30, 2024 increased 53 basis points to 5.00%, as compared to 4.47% for the quarter ended September 30, 2023, as interest income was influenced by rising interest rates and the average balance of loans. The average yield on securities for the quarter ended September 30, 2024 increased 53 basis points to 2.90%, as compared to 2.37% for the quarter ended September 30, 2023, as new securities purchased during the 2024 period were at higher rates. The average yield on other interest-earning assets for the quarter ended September 30, 2024 increased 81 basis points to 6.72%, as compared to 5.91% for the quarter ended September 30, 2023, due to the rise in average balances and interest rates paid on cash balances and an increase in the dividend rate paid on Federal Home Loan Bank stock.

Total interest expense was $70.6 million for the quarter ended September 30, 2024, an increase of $20.7 million, or 41.6%, from $49.9 million for the quarter ended September 30, 2023. The increase in interest expense was primarily attributable to a 90 basis point increase in the average cost of interest-bearing deposits, coupled with an increase in the average balance of interest-bearing deposits, along with a 17 basis point increase in the average cost of borrowings, coupled with an increase in the average balance of borrowings. Interest expense on deposits increased $16.3 million, or 45.3%, and interest expense on borrowings increased $4.5 million, or 31.9%.

The Company's net interest margin for the quarter ended September 30, 2024 decreased 22 basis points to 1.84%, when compared to 2.06% for the quarter ended September 30, 2023. The weighted average yield on interest-earning assets increased 53 basis points to 4.70% for the quarter ended September 30, 2024, as compared to 4.17% for the quarter ended September 30, 2023. The average cost of interest-bearing liabilities increased 82 basis points to 3.52% for the quarter ended September 30, 2024, as compared to 2.70% for the quarter ended September 30, 2023. The increase in yields for the quarter ended September 30, 2024 was due to the impact of market interest rate increases in 2023. The net interest margin decreased for the quarter ended September 30, 2024, as the increase in the average cost of interest-bearing liabilities outweighed the increase in the average yield on interest-earning assets. The Company's net interest margin for the quarter ended September 30, 2024 when compared to the quarter ended March 31, 2024 increased 9 basis points from 1.75% to 1.84%.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The provision for credit losses for the quarter ended September 30, 2024 was $4.1 million, an increase of $1.7 million, from $2.4 million for the quarter ended September 30, 2023. The increase in provision for credit losses during the quarter was primarily attributable to net charge-offs totaling $2.7 million and an increase in the loan performance qualitative factors.

Non-interest income was $9.0 million for the quarter ended September 30, 2024, an increase of $376,000, from $8.6 million for the quarter ended September 30, 2023. The increase was primarily attributable to an increase of $347,000 in demand deposit account fees, mainly related to commercial account treasury services.

Non-interest expense was $42.8 million for the quarter ended September 30, 2024, a decrease of $76,000, from $42.9 million for the quarter ended September 30, 2023. The decrease was primarily attributable to a decrease in compensation and employee benefits expense of $1.0 million, partially offset by an increase in data processing fees of $666,000, and federal deposit insurance premiums of $317,000. The decrease in compensation and employee benefits expense was the result of workforce reduction and lower incentive compensation related to employee cost cutting strategies implemented during 2023 and 2024. Data processing and software expenses increased due to costs related to cybersecurity and technology enhancements, and federal deposit insurance premiums increased due to the 2024 quarter including an increase in a one-time special assessment charge.

Income tax expense was $1.1 million for the quarter ended September 30, 2024, a decrease of $1.6 million, as compared to income tax expense of $2.7 million for the quarter ended September 30, 2023, mainly due to a decrease in pre-tax income. The Company's effective tax rate was 15.5% and 22.9% for the quarters ended September 30, 2024 and 2023, respectively. The effective tax rate for the 2024 quarter was primarily impacted by permanent income tax differences.

Comparison of Results of Operations for the Nine Months Ended September 30, 2024 and September 30, 2023

Net income of $9.6 million was recorded for the nine months ended September 30, 2024, a decrease of $19.9 million, or 67.6%, compared to $29.5 million for the nine months ended September 30, 2023. The decrease in net income was primarily attributable to a $29.0 million decrease in net interest income and a $7.9 million increase in provision for credit losses, partially offset by a $9.5 million increase in non-interest income and a $7.8 million decrease in income tax expense.

Net interest income was $131.6 million for the nine months ended September 30, 2024, a decrease of $29.0 million, or 18.1%, from $160.5 million for the nine months ended September 30, 2023. The decrease in net interest income was primarily attributable to a $79.4 million increase in interest expense on deposits and borrowings, partially offset by a $50.4 million increase in interest income. The increase in interest income was primarily due to an increase in the average balance of total interest-earning assets coupled with an increase in average yields due to market interest rate increases that occurred throughout 2023, and adjustable rate securities and loans tied to various indexes that repriced higher in the 2024 period. The 50 basis point decrease in market rates in September 2024 did not significantly impact the 2024 period results. The increase in interest expense on deposits was driven by the 2023 rate increases and an increase in the average balance of interest-bearing deposits, coupled with the continued intense competition for deposits in the market and the repricing of existing deposits into higher cost products. The increase in interest expense on borrowings was also impacted by an increase in the average balance of borrowings and the increase in interest rates for new borrowings. Prepayment penalties, which are included in interest income on loans, totaled $875,000 for the nine months ended September 30, 2024, compared to $339,000 for the nine months ended September 30, 2023.

The average yield on loans for the nine months ended September 30, 2024 increased 55 basis points to 4.91%, as compared to 4.36% for the nine months ended September 30, 2023, as interest income was influenced by higher interest rates and loan growth. The average yield on securities for the nine months ended September 30, 2024 increased 40 basis points to 2.82%, as compared to 2.42% for the nine months ended September 30, 2023, as a number of adjustable rate securities tied to various indexes repriced higher during the nine months, and new securities purchased during the 2024 period were at higher yields. The average yield on other interest-earning assets for the nine months ended September 30, 2024 increased 90 basis points to 6.35%, as compared to 5.45% for the nine months ended September 30, 2023, due to the rise in average balances and interest rates paid on cash balances and an increase in the dividend rate paid on Federal Home Loan Bank stock.

Total interest expense was $206.2 million for the nine months ended September 30, 2024, an increase of $79.4 million, 62.5%, from $126.9 million for the nine months ended September 30, 2023. The increase in interest expense was primarily attributable to a 134 basis point increase in the average cost of interest-bearing deposits, coupled with an increase in the average balance of interest-bearing deposits, along with a 25 basis point increase in the average cost of borrowings, and an increase in the average balance of borrowings. Interest expense on deposits increased $68.7 million, or 84.1%, and interest expense on borrowings increased $10.6 million, or 23.6%.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company's net interest margin for the nine months ended September 30, 2024 decreased 47 basis points to 1.80%, when compared to 2.27% for the nine months ended September 30, 2023. The weighted average yield on interest-earning assets increased 55 basis points to 4.61% for the nine months ended September 30, 2024, as compared to 4.06% for the nine months ended September 30, 2023. The average cost of interest-bearing liabilities increased 118 basis points to 3.47% for the nine months ended September 30, 2024, as compared to 2.29% for the nine months ended September 30, 2023. The increase in yields for the nine months ended September 30, 2024 was due to the impact of market interest rate increases between periods. The net interest margin decreased for the nine months ended September 30, 2024, as the increase in the average cost of interest-bearing liabilities outweighed the increase in the average yield on interest-earning assets.

The provision for credit losses for the nine months ended September 30, 2024 was $11.6 million, an increase of $7.9 million, from $3.6 million for the nine months ended September 30, 2023. The increase in provision for credit losses was primarily attributable to net charge-offs totaling $8.2 million and an increase in the loan performance qualitative factors.

Non-interest income was $25.6 million for the nine months ended September 30, 2024, an increase of $9.5 million, from $16.1 million for the nine months ended September 30, 2023. The increase was primarily attributable to a decrease in the loss on securities transactions of $9.6 million.

Non-interest expense was $134.7 million for the nine months ended September 30, 2024, an increase of $321,000, from $134.4 million for the nine months ended September 30, 2023. The increase was primarily attributable to an increase in federal deposit insurance premiums of $2.1 million, due to the 2024 period including an increase in a one-time special assessment charge. In addition, there was an increase in professional fees of $4.9 million, an increase in data processing and software expenses of $1.1 million, an increase in merger-related expense of $457,000, and an increase in other non-interest expense of $1.2 million, partially offset by a decrease in compensation and employee benefits expense of $9.5 million. Professional fees included an increase in legal, regulatory and compliance-related costs while data processing and software expenses increased due to costs related to cybersecurity and technology enhancements. The decrease in compensation and employee benefits expense was the result of workforce reduction and lower incentive compensation related to employee cost cutting strategies implemented during 2023 and 2024.

Income tax expense was $1.3 million for the nine months ended September 30, 2024, a decrease of $7.8 million, as compared to income tax expense of $9.1 million for the nine months ended September 30, 2023, mainly due to a decrease in pre-tax income. The Company's effective tax rate was 11.8% and 23.6% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate for the 2024 period was also impacted by permanent income tax differences.

Asset Quality

The Company's non-performing loans at September 30, 2024 totaled $28.0 million, or 0.36% of total gross loans, as compared to $12.6 million, or 0.16% of total gross loans, at December 31, 2023. The $15.4 million increase in non-performing loans was primarily attributable to an increase in non-performing one-to-four family real estate loans of $4.2 million, an increase in non-performing commercial real estate loans of $6.7 million, and an increase in non-performing commercial business loans of $4.5 million. One borrower with an outstanding $5.7 million commercial real estate loan and a related $3.5 million commercial business loan was placed on non-accrual status, representing approximately 60% of the increase in non-performing loans during the 2024 period. This borrower is a healthcare facility that was acquired by another healthcare provider in 2024. The acquiring entity has strong cash flow, has guaranteed the commercial business loan and has provided cash collateral. The Company has the first lien on the healthcare facility which has a 2024 appraised value of approximately $18.5 million along with additional collateral. One commercial real estate loan for $2.0 million secured by a medical condominium was transferred to other real estate owned in May 2024, and a related commercial business loan to the same borrower for $54,000 was charged-off during the nine months ended September 30, 2024.

The increase in non-performing one-to-four family real estate loans was due to an increase in the number of loans from 17 non-performing loans at December 31, 2023 to 27 loans at September 30, 2024. Non-performing assets as a percentage of total assets totaled 0.28% and 0.12% at September 30, 2024 and December 31, 2023, respectively.

For the quarter ended September 30, 2024, net charge-offs totaled $2.7 million, as compared to $1.7 million in net charge-offs recorded for the quarter ended September 30, 2023. For the nine months ended September 30, 2024, net charge-offs totaled $8.2 million, as compared to $2.3 million in net charge-offs recorded for the nine months ended September 30, 2023. Net charge-offs recorded for the nine months ended September 30, 2024 included charge-offs related to 15 commercial business loans totaling $7.7 million. The majority of these loans have continued making monthly payments, and management expects additional recoveries from these borrowers on a go forward basis.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company's allowance for credit losses on loans was $58.5 million, or 0.75% of total gross loans, at September 30, 2024, compared to $55.1 million, or 0.70% of total gross loans, at December 31, 2023.

Additional Liquidity, Loan, Deposit and Capital Information

The Company services a diverse retail and commercial deposit base through its 68 branches. With approximately 215,000 accounts, the average deposit account balance was approximately $37,000 at September 30, 2024.

Deposit balances are summarized as follows:

	At September 30, 2024		At June 30, 2024
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,406,152	—%	$1,405,441	—%
Interest-bearing demand	1,980,298	2.41	1,904,483	2.37
Money market accounts	1,239,204	2.92	1,246,663	3.17
Savings and club deposits	649,858	0.79	673,031	0.83
Certificates of deposit	2,682,547	4.45	2,551,929	4.34
Total deposits	$7,958,059	2.62%	$7,781,547	2.56%

The Company continues to maintain strong liquidity and capital positions. The Company had no outstanding borrowings from the Federal Reserve Discount Window at September 30, 2024. As of September 30, 2024, the Company had immediate access to approximately $2.6 billion of funding, with additional unpledged loan collateral in excess of $1.8 billion.

At September 30, 2024, the Company's non-performing commercial real estate loans totaled $9.4 million, or 0.12%, of the total loans receivable loan portfolio balance.

The following table presents multifamily real estate, owner occupied commercial real estate, and the components of investor owned commercial real estate loans included in the real estate loan portfolio.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	At September 30, 2024
	(Dollars in thousands)
	Balance	% of Gross Loans	Weighted Average Loan to Value Ratio	Weighted Average Debt Service Coverage
Multifamily Real Estate	$1,399,000	17.8%	61.0%	1.62x

Owner Occupied Commercial Real Estate	$683,523	8.7%	53.6%	2.10x

Investor Owned Commercial Real Estate:
Retail / Shopping centers	$484,121	6.2%	51.7%	1.59x
Mixed Use	211,853	2.7	58.1	1.61
Industrial / Warehouse	389,470	5.0	54.9	1.70
Non-Medical Office	197,768	2.5	54.2	1.64
Medical Office	126,947	1.6	57.9	1.50
Single Purpose	94,497	1.2	54.5	3.23
Other	124,580	1.6	52.0	1.67
Total	$1,629,236	20.7%	54.3%	1.72x

Total Multifamily and Commercial Real Estate Loans	$3,711,759	47.2%	56.7%	1.75x

As of September 30, 2024, the Company had less than $1.0 million in loan exposure to office or rent stabilized multifamily loans in New York City.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Most of our non-performing assets are collateral dependent loans which are written down to the fair value of the collateral less estimated costs to sell. We continue to assess the collateral of these loans and update our appraisals on these loans on at least an annual basis. To the extent the property values decline, there could be additional losses on these non-performing assets, which may be material. Management considered these market conditions in deriving the estimated ACL. Should economic difficulties occur, the ultimate amount of loss could vary from our current estimate.

    The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and projections of future taxable income. These estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets and that it is more likely than not that the benefits from certain state temporary differences will not be realized. At September 30, 2024 and December 31, 2023, the Company's net deferred tax assets totaled $16.3 million and $25.5 million, respectively, which included a valuation allowance totaling $26,000 at both period end dates. Based upon projections of future taxable income and the ability to carryforward operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

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

    The table below sets forth, as of September 30, 2024, the net portfolio value, the estimated changes in the net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and Freehold Bank and its subsidiaries only and does not include any assets of the Company.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent Change	Estimated NPV	Present Value Ratio	Percent Change
			(Dollars in thousands)
+400	$205,581	$2,797	1.38%	$727,059	7.95%	(34.99)%
+300	205,591	2,807	1.38	833,756	8.88	(25.45)
+200	205,230	2,446	1.21	936,225	9.71	(16.29)
+100	204,684	1,900	0.94	1,035,728	10.46	(7.39)
Base	202,784	—	—	1,118,374	11.00	—
-100	200,727	(2,057)	(1.01)	1,193,965	11.43	6.76
-200	199,000	(3,784)	(1.87)	1,250,620	11.66	11.82
-300	197,249	(5,535)	(2.73)	1,276,883	11.60	14.17
-400	185,181	(17,603)	(8.68)	1,214,191	10.76	8.57

    As of September 30, 2024, based on the scenarios above, net interest income would increase by approximately 1.21% if rates were to rise 200 basis points, and would decrease by 1.87% if rates were to decrease 200 basis points over a one-year time horizon.

    Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of September 30, 2024, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 16.29%. If rates were to decrease 200 basis points, the model forecasts a 11.82% increase in the NPV.

    Overall, our September 30, 2024 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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
We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth or financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds and dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and through the FHLB system, fed funds purchased from other banks

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

and the ability to sell, pledge or borrow against unencumbered securities in our securities portfolio. As of September 30, 2024, the potential liquidity from these sources is an amount we believe currently exceeds any contingent liquidity need.
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
Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of September 30, 2024 and December 31, 2023, each of the Company and Columbia Bank and Freehold Bank exceeded all capital adequacy requirements to which it was subject.

    The following tables presents the Company's, Columbia Bank's and Freehold Bank's actual capital amounts and ratios at September 30, 2024 and December 31, 2023 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At September 30, 2024:
Total capital (to risk-weighted assets)	$1,144,340	14.37%	$637,208	8.00%	$836,336	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,082,443	13.59	477,906	6.00	677,034	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,075,226	13.50	358,430	4.50	557,557	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,082,443	10.16	426,293	4.00	426,293	4.00	N/A	N/A

At December 31, 2023:
Total capital (to risk-weighted assets)	$1,120,849	14.08%	$636,767	8.00%	$835,757	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,060,490	13.32	477,575	6.00	676,565	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,053,273	13.23	358,182	4.50	557,171	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,060,490	10.04	422,441	4.00	422,441	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Columbia Bank	(In thousands, except ratio data)
At September 30, 2024:
Total capital (to risk-weighted assets)	$1,059,944	14.44%	$587,184	8.00%	$770,679	10.50%	$733,980	10.00%
Tier 1 capital (to risk-weighted assets)	999,057	13.61	440,388	6.00	623,883	8.50	587,184	8.00
Common equity tier 1 capital (to risk-weighted assets)	999,057	13.61	330,291	4.50	513,786	7.00	477,087	6.50
Tier 1 capital (to adjusted total assets)	999,057	9.62	415,312	4.00	415,312	4.00	519,140	5.00

At December 31, 2023:
Total capital (to risk-weighted assets)	$1,033,138	14.02%	$589,622	8.00%	$773,879	10.50%	$737,028	10.00%
Tier 1 capital (to risk-weighted assets)	974,127	13.22	442,217	6.00	626,474	8.50	589,622	8.00
Common equity tier 1 capital (to risk-weighted assets)	974,127	13.22	331,663	4.50	515,920	7.00	479,068	6.50
Tier 1 capital (to adjusted total assets)	974,127	9.48	411,126	4.00	411,126	4.00	513,908	5.00

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Freehold Bank	(In thousands, except ratio data)
At September 30, 2024:
Total capital (to risk-weighted assets)	$46,167	25.98%	$14,218	8.00%	$18,662	10.50%	$17,773	10.00%
Tier 1 capital (to risk-weighted assets)	45,156	25.41	10,664	6.00	15,107	8.50	14,218	8.00
Common equity tier 1 capital (to risk-weighted assets)	45,156	25.41	7,998	4.50	12,441	7.00	11,552	6.50
Tier 1 capital (to adjusted total assets)	45,156	16.63	10,864	4.00	10,864	4.00	13,580	5.00

At December 31, 2023:
Total capital (to risk-weighted assets)	$45,417	22.50%	$16,152	8.00%	$21,199	10.50%	$20,189	10.00%
Tier 1 capital (to risk-weighted assets)	44,045	21.82	12,114	6.00	17,161	8.50	16,152	8.00
Common equity tier 1 capital (to risk-weighted assets)	44,045	21.82	9,085	4.50	14,133	7.00	13,123	6.50
Tier 1 capital (to adjusted total assets)	44,045	15.27	11,539	4.00	11,539	4.00	14,424	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2024. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

    During the quarter ended September 30, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

    The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

    For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 29, 2024. As of September 30, 2024, the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    The following table reports information regarding repurchases of the Company's common stock, excluding excise tax during the quarter ended September 30, 2024:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2024	28,824	$17.62	—	741,725
August 1 - 31, 2024	1,807	16.80	—	741,725
September 1 - 30, 2024	—	—	—	741,725
Total	30,631	$17.57	—

(1) On May 25, 2023, the Company announced that its Board of Directors authorized the Company's sixth stock repurchase program to acquire up to 2,000,000 shares, or approximately 1.9% of the Company's then issued and outstanding common stock. Repurchases have been paused in order to retain capital.

(2) During the three months ended September 30, 2024, 27,969 shares were repurchased for taxes related to the 2019 Equity Incentive Plan and 2,662 shares were repurchased pursuant to forfeitures and not as part of a share repurchase program.

Item 3.     Defaults Upon Senior Securities

    Not Applicable.

Item 4.     Mine Safety Disclosures

    Not Applicable.

Item 5.     Other Information

    During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

101.0
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2024, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

Columbia Financial, Inc.

Date:	November 8, 2024	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2024	/s/Dennis E. Gibney
Dennis E. Gibney
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)