Form 10-K
period 2024-12-31
Columbia Financial, Inc.
filed 2025-03-03
CIK 1723596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter) was $359.8 million. The number of shares outstanding of the registrant’s common stock as of February 26, 2025 was 104,730,129 (including 76,016,524 shares held by Columbia Bank, MHC).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I
Item I.    Business

General
Columbia Financial, Inc. (“Columbia Financial” or the “Company”) is a Delaware corporation that was organized in March 1997 in connection with the mutual holding company reorganization of Columbia Bank. Columbia Financial is the holding company of Columbia Bank, which is a federally chartered stock savings bank. Columbia Bank, MHC (the “MHC”) was also organized in March 1997 under the laws of the United States. In connection with the reorganization, Columbia Financial became the wholly-owned subsidiary of Columbia Bank MHC.

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
Through Columbia Bank, we serve the financial needs of our depositors and the local community as community-minded, customer service-focused institutions. We offer traditional financial services to businesses and consumers in our market areas. We attract deposits from the general public and use those funds to originate a variety of loans, including multifamily and commercial real estate loans, commercial business loans, one-to-four family real estate loans, construction loans, home equity loans and advances, and other consumer loans. We offer title insurance through our wholly-owned subsidiary, First Jersey Title Services, Inc., In addition, Columbia Insurance Services, Inc. (formerly known as "RSI Insurance Agency, Inc."), a wholly-owned subsidiary of Columbia Bank, is a full-service insurance agency that offers a broad range of insurance products and investment solutions, including personal and business lines of insurance, to our customers and primarily New Jersey residents. Wealth management services are also offered through a third-party relationship.

Our executive offices are located at 19-01 Route 208 North, Fair Lawn, New Jersey 07410 and our telephone number is (800) 522-4167. Our website address is www.columbiabankonline.com. Information on our website should not be considered a part of this report.

Throughout this report, references to “we,” “us” or “our” refer to the Company and Columbia Bank collectively.

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

Freehold Bank. On December 1, 2021, the Company completed its acquisition of Freehold Bancorp, MHC, Freehold Bancorp, Inc. and Freehold Bank (collectively, the “Freehold Entities” or "Freehold"). At the effective time of the merger, (i) Freehold Bancorp, MHC was merged with and into the MHC, with the MHC as the surviving entity, and (ii) Freehold Bancorp, Inc. was merged with and into the Company, with the Company as the surviving entity. To facilitate the transaction, Freehold Bank converted from a New Jersey chartered savings bank to a federally chartered savings bank. At the effective time of the merger, the Company also issued 2,591,007 additional shares of its common stock to the MHC, representing an amount equal to the fair value of the Freehold Entities, as determined by an independent appraiser. Following the acquisition of the Freehold Entities, Freehold Bank was maintained as a separate banking subsidiary of the Company until October 5, 2024, when it was merged with and into Columbia Bank. In addition, at the effective time of the merger of the two banks, depositors of Freehold Bank become depositors of Columbia Bank and were afforded the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at Freehold Bank.

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

Market Area

We are headquartered in Fair Lawn, New Jersey. As of December 31, 2024, Columbia Bank operated 68 full-service banking offices in twelve of New Jersey’s 21 counties. In addition, (i) First Jersey Title Services, Inc., a wholly-owned subsidiary of Columbia Bank, operates in one of Columbia Bank’s offices in Fair Lawn, New Jersey and (ii) Columbia Insurance Services, Inc., a wholly-owned subsidiary of Columbia Bank, operates in one of Columbia Bank’s offices in Rahway, New Jersey. We periodically evaluate our network of banking offices to optimize the penetration in our market area. Our business strategy currently includes opening new branches in and around our market area, which may include neighboring states.

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

According to S&P Global projections based on 2020 U.S. Census Data, the population of our twelve county primary market area totaled approximately 6.7 million and the total population for the entire state of New Jersey was 9.3 million. The population in our twelve county market area has increased by 0.39% from 2010 to 2025. According to S&P Global, the weighted average projected median household income for 2025 for the twelve New Jersey counties that we operate in was $108,090. By contrast, the national projected median household income for 2025 is $78,770 and the State of New Jersey projected median income is $99,357. The unemployment rate, not seasonally adjusted, for the State of New Jersey was 3.4% in December 2022, 4.8% in December 2023, and 4.6% in December 2024, compared to the national unemployment rate of 3.5% in December 2022, 3.7% in December 2023, and 4.1% in December 2024.

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

Lending Activities

Through our banking subsidiary, Columbia Bank, we offer a variety of loans, including commercial, residential and consumer loans. Our commercial loan portfolio includes multifamily and commercial real estate loans, commercial business loans and construction loans. Our residential loan portfolio includes one-to-four family residential real estate loans and one-to-four family residential construction loans. Our consumer loan portfolio primarily includes home equity loans and advances, and to a lesser extent automobile, personal, unsecured and overdraft lines of credit.

We intend to continue to emphasize commercial lending. In the past five years, we have completed our acquisitions of Stewardship Financial, Roselle Bank, Freehold Bank and RSI Bank, and we have continued to invest in our lending staff, technology and processes to position us for continued growth. Specifically, in the past three years, we have hired additional lenders with significant experience in our market area to expand our commercial real estate and commercial business lending efforts, including an asset based and equipment finance lending team with long-term existing relationships. In addition, we will continue to offer competitive pricing for our one-to-four family loan products and continue to market these products in New Jersey, New York and Pennsylvania.

Multifamily and Commercial Real Estate Loans. We originate mortgage loans for the acquisition and refinancing of multifamily properties and nonresidential real estate. At December 31, 2024, multifamily and commercial real estate loans totaled $3.8 billion, or 48.3% of our total loan portfolio. Of this amount, $3.0 billion of loans were used for the purchase, financing and/or refinancing of commercial real estate and the financing of income-producing real estate. The majority of these loans are generally non-owner-occupied properties in which 50% or more of the primary source of repayment is derived from rental income from unaffiliated third parties. Our multifamily loans include loans primarily to finance apartment buildings located in the State of New Jersey, and to a lesser extent, in New York and Pennsylvania. Our commercial real estate loans include loans secured by non-medical office buildings, retail shopping centers, medical office buildings, industrial, warehouses, hotels, assisted-living facilities and similar commercial properties.

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

As of December 31, 2024, the average outstanding loan balance within our multifamily loan portfolio was $3.4 million, and the average loan balance within our commercial real estate loan portfolio totaled $1.5 million. At December 31, 2024, our largest multifamily loan was a $48.7 million loan secured by three garden style apartment buildings located in Delaware County, Pennsylvania. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2024. As of December 31, 2024, our largest commercial real estate loan was a $27.4 million participation loan made to fund a warehouse which consists of 62 units of industrial/flex office space located in Montgomery County, Pennsylvania. Columbia Bank is the lead lender and services this loan. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2024.

One-to-Four Family Residential Loans. We offer fixed-rate and adjustable-rate residential mortgage loans. Our fixed-rate mortgage loans have terms of up to 30 years. At December 31, 2024, one-to-four family residential loans totaled $2.7 billion, or 34.4% of our total loan portfolio. We also offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of up to seven years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a spread above the U.S. Treasury security index. Our adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 5% on any such increase or decrease over the life of the loan. To increase the originations of adjustable-rate loans, we have been originating loans that bear a fixed interest rate for a period of up to seven years (but historically as long as ten years) after which they convert to one-year adjustable-rate loans. Our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although we offer adjustable-rate loans with initial rates below the fully indexed rate, loans previously tied to the one-year constant maturity treasury, and beginning in 2024, based on the 30 day average Secured Overnight Financing Rate ("SOFR"), are underwritten using methods approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”). We do not offer loans with negative amortization, and we do not currently offer interest-only residential mortgage loans.

Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. At December 31, 2024, fixed-rate mortgage loans totaled approximately $2.4 billion and adjustable-rate mortgage loans totaled approximately $299.6 million. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

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

As of December 31, 2024, the average outstanding loan balance within our one-to-four family residential real estate loan portfolio was $287,000. As of December 31, 2024, our largest one-to-four family residential real estate loan was a $4.7 million loan secured by a residential property located in Bergen County, New Jersey. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2024.

Commercial Business Loans. We make commercial business loans in our market area to a variety of professionals, sole proprietorships, partnerships and corporations. We offer a variety of commercial lending products such as secured and unsecured loans that include term loans for equipment financing and for business acquisitions, working capital loans, inventory financing and revolving lines of credit. In most cases, fixed-rate loans have terms up to ten years and are fully amortizing. Revolving and asset based lines of credit generally will have adjustable rates of interest and will be extended for periods of up to 24 months to support inventory and accounts receivable fluctuations and are subject to periodic review and renewal. Asset based lines require a higher level of monitoring and are governed by a borrowing base structure which requires the submission of monthly accounts receivable, accounts payable and inventory listing reports, annual collateral field examination and more frequent financial reporting. Business loans with variable rates of interest adjust on a daily basis and are generally indexed to the prime rate as published in The Wall Street Journal. Unsecured commercial business lending is generally considered to involve a higher degree of risk than secured lending. Risk of loss on an unsecured commercial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan out of ongoing operations. If our estimate of the borrower’s financial ability is inaccurate, we may be confronted with a loss of principal on the loan. Equipment financing lending terms are generally five to seven year fully amortizing loans.

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

We also originate commercial business and real estate loans under the Small Business Administration (“SBA”). Loans originated under this program are partially guaranteed by the SBA and are underwritten within the guidelines set forth by the SBA. As of December 31, 2024, the outstanding balance of our SBA loans was $37.0 million, which is included in secured and unsecured commercial business loan amounts.

As of December 31, 2024, the average outstanding loan balance within our commercial business loan portfolio (excluding lines of credit with no outstanding balances) was $535,000. At December 31, 2024, our largest balance commercial business loan was a $23.2 million loan made to a distributor of medical and other disposable discount retail supplies located in Hudson County, New Jersey, and was secured by its business assets.

Construction Loans. We originate commercial construction loans primarily to professional builders for the construction and acquisition of personal residences, apartment buildings, retail, industrial, warehouse, office buildings and special purpose facilities. We will originate construction loans on unimproved land in amounts typically up to 65% of the lower of the appraised value or the cost of the land. We also originate loans for site improvements and construction costs in amounts generally up to 75% of as completed and stabilized appraised value. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually six to 36 months. Many of our commercial construction loans are structured to convert to permanent financing upon completion and stabilization. Commercial real estate construction loans are typically based upon the prime rate as published in The Wall Street Journal. At December 31, 2024, we had an outstanding balance of $473.6 million in construction loans for commercial development.

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

As of December 31, 2024, the average outstanding loan balance within our commercial construction loan portfolio was $3.9 million. At December 31, 2024, our largest commercial construction loan exposure had an outstanding balance of $32.0 million to finance a 120 unit independent living facility for senior citizens located in Medford, New Jersey. The loan payments are current and have been made in accordance with the loan terms at December 31, 2024.

We also originate residential construction loans primarily on a construction-to-permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of our residential construction loans are made to individuals building a personal residence. At December 31, 2024, residential construction loans totaled $8.5 million. Construction lending, by its nature, entails additional risks compared to one-to-four family mortgage lending, attributable primarily to the fact that funds are advanced based upon a security interest in a project which is not yet complete. We address these risks through our established underwriting policies and procedures performed by our experienced staff.

Home Equity Loans and Advances. We offer consumer home equity loans and advances that are secured by one-to-four family residential real estate, where we may be in a first or second lien position. Historically, we offered home equity loans and advances with a lien junior to second position and some of these junior liens still reside in the loan portfolio at December 31, 2024. In addition, in prior years we also offered adjustable-rate home equity loans with fixed terms, although we no longer offer these loans. We generally offer home equity loans and advances with a maximum combined loan-to-value ratio of 80%. At December 31, 2024, home equity loans and advances totaled $259.2 million, or 3.3%, of our total loan portfolio. Home equity loans have fixed rates of interest and are currently offered with terms of up to 20 years. Home equity advances have adjustable rates and are based upon the prime rate as published in The Wall Street Journal. Home equity advances can have repayment schedules of both principal and interest or interest only paid monthly. We held a first mortgage position on approximately 41.9% of the homes that secured our home equity loans and advances at December 31, 2024.

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

Other Consumer Loans. We offer a variety of other consumer loans, including loans for automobiles, personal loans, unsecured lines of credit, and overdraft lines of credit. Our unsecured lines of credit bear a substantially higher interest rate than our secured loans and lines of credit. At December 31, 2024, other consumer loans totaled $3.4 million.

For more information on our loan commitments, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity Management.”

Credit Risks

Multifamily and Commercial Real Estate Loans. Loans secured by multifamily and commercial real estate loans generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Our primary concern in multifamily and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the property that secures the loan. Additional considerations include: location, market and geographic concentrations, loan-to-value ratio, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide, at least, annual financial statements and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, we usually consider and review the net operating income of the property or, when applicable, a global cash flow analysis of the borrower the borrower's expertise, credit history, and profitability of the value of the underlying property. The global analysis is more typically performed for owner occupied commercial real estate transactions (an operating company with common ownership provides a corporate guaranty of the transaction and occupies more than 50% of the property) or when lending to real estate development and management companies that own multiple properties with financing from other creditors. The analysis takes into consideration all rental income and expenses from the borrower’s real estate investments to determine if any other real estate holdings in the portfolio do not provide income levels to support the expenses of each property and debt service requirements for any third party financing secured by the properties held in the portfolio. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2x and a loan-to-value no greater than 75% for commercial properties and no greater than 80% for multifamily properties. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties with known environmental concerns.

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

Home Equity Loans and Advances. Consumer home equity loans and advances are loans secured by one-to-four family residential real estate, where we may be in a first or junior lien position. In each instance, the value of the property is determined, and the loan is made against identified equity in the market value of the property. When a residential mortgage is not present on the property, a first lien position is secured against the property. In cases where a mortgage is present on the property, a junior lien position is established, subordinated to the first mortgage. As these subordinated liens represent higher risk, loan collection becomes more influenced by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

We purchase and have acquired participation interests in loans to supplement our lending portfolio. Loan participations purchased totaled $174.2 million at December 31, 2024 and were comprised of 57 commercial real estate loans. Loan participations are subject to the same credit analysis and loan approvals as loans which we originate. We review all of the documentation relating to any loan in which we participate. However, for participation loans, we do not service the loan and, thus, are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

Loan Commitments. We issue commitments for residential mortgage, consumer, commercial real estate, commercial business loans and construction loans, conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Delinquent Loans. We identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans for which management may have concerns about collectability. Loans individually analyzed are measured based on the fair value of collateral if the loan is collateral dependent, or cash flows discounted at the loan-level effective interest rate. The collateral or cash flow shortfall on all secured loans is charged-off when the loan becomes 90 days delinquent or earlier where management determines that the collection of loan principal is unlikely. In the case of unsecured consumer loans, the entire balance deemed uncollectible is charged-off when the loan becomes 90 days delinquent. For more information on how we address credit risk, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Management.”

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

As part of the Company's strategy to improve future earnings and expand its net interest margin, in December 2024 the Company sold $352.3 million of debt securities available for sale, and the proceeds from the sale were used to fund loan growth of $72.9 million, purchase $78.1 million of higher yielding debt securities and prepay $170.0 million of higher cost borrowings. This repositioning was immediately accretive to net interest income. The sale and prepayment resulted in a pre-tax loss of approximately $37.9 million.

At December 31, 2024, 60.7% of the available for sale securities portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and, thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2024, U.S. government and agency obligations comprised the next largest segment of the available for sale securities portfolio, totaling 30.7% of the portfolio. At December 31, 2024, the remainder of our available for sale securities portfolio consisted of corporate debt securities and municipal obligations which comprised 8.4% and 0.2%, respectively, of the portfolio.

At December 31, 2024, 88.6% of the held to maturity securities portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2024, the remainder of our held to maturity securities portfolio consisted of U.S. government and agency obligations which comprised 11.4% of the portfolio.

At December 31, 2024, we held $6.7 million of securities in our equity portfolio comprised of Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") preferred stock, stock in other financial institutions, and a Community Reinvestment Act qualifying bond fund. In addition, the equity portfolio includes Atlantic Community Bankers Bank ("ACBB") stock, which is based on redemption at par value and can only be sold to the issuing ACBB or another institution that holds ACBB stock. Some of these securities receive dividends and all are carried at fair value.

To mitigate the credit risk related to our securities portfolio, we primarily invest in agency and highly rated securities. As of December 31, 2024, approximately 93.2% of the total portfolio consisted of direct government obligations or government sponsored enterprise obligations, approximately 5.6% of the remaining portfolio was rated at least investment grade and approximately 1.2% of the remaining portfolio was not rated. Securities not rated consist primarily of private placement municipal notes issued and/or guaranteed by local municipal authorities and equity securities.

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

Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit products, including non-interest-bearing demand deposits (such as checking accounts to individuals and commercial checking accounts), interest-bearing demand accounts (such as interest-earning checking account products and most municipal accounts), savings and club deposits, money market accounts and certificates of deposit. In 2023, we began utilizing reciprocal and other deposit placement service companies, and in 2024, we began utilizing brokered deposits.

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

Borrowings. We have the ability to utilize advances and overnight lines of credit from the FHLB to supplement our liquidity. As a member bank, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We can also utilize securities sold under agreements to repurchase to provide funding. We maintain access to the Federal Reserve Bank's discount window and federal funds lines with correspondent banks to supplement our supply of investable funds and to meet deposit withdrawal and contingency funding requirements. At December 31, 2024, the Company had no outstanding borrowings from the Federal Reserve discount window. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, government-sponsored enterprises (“GSE”) including notes and government agency mortgage-backed securities and CMOs. The types of loans pledged for borrowings include, but are not limited to, one-to-four family real estate mortgage loans, home equity loans and multifamily and commercial real estate loans. At December 31, 2024, we had additional borrowing capacity from the FHLB, and the Federal Reserve Bank of New York based on our ability to collateralize such borrowings. Members in good standing with the FHLB can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital.

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

Columbia Bank is also regulated by the Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. In addition, Columbia Bank is a member of and owns stock in the FHLB of New York, which is one of the 11 regional banks in the Federal Home Loan Bank System. Columbia Bank’s relationships with depositors and borrowers also are regulated to a great extent by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and other contractual arrangements.

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

Set forth below are certain material regulatory requirements that are applicable to Columbia Bank and the Company. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Columbia Bank and the Company. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on the Company, Columbia Bank and their operations.

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

Examinations and Assessments. Columbia Bank is primarily supervised by the Office of the Comptroller of the Currency. Columbia Bank is required to file reports with and is subject to periodic examination by the Office of the Comptroller of the Currency and is also required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations.

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including federal savings banks, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6.0% and 8.0%, respectively. The regulations also establish a minimum required leverage ratio of at least 4.0% of Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 capital plus additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income such as Columbia Bank, up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values. Institutions that have not exercised the accumulated other comprehensive income opt-out have accumulated other comprehensive income incorporated into common equity Tier 1 capital (including unrealized gains and losses on available for sale securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

At December 31, 2024, Columbia Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank or national bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2024, Columbia Bank was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2024, Columbia Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10.0%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, including a covered savings association, which include cash dividends, stock repurchases, and other transactions charged to the institution’s capital account. A federal savings bank, including a covered savings association, must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if (i) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years; (ii) the institution would not be at least adequately capitalized following the distribution; (iii) the distribution would violate an applicable statute, regulation, agreement or regulatory condition; or (iv) the institution is not eligible for expedited treatment of its filings. Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend. An application or notice related to a capital distribution may be disapproved if (i) the federal savings association would be undercapitalized following the distribution; (ii) the proposed capital distribution raises safety and soundness concerns or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally any company that controls or is under common control with an insured depository institution such as Columbia Bank. The Company and the MHC are affiliates of Columbia Bank because of their direct and indirect control of Columbia Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

The authority of Columbia Bank to extend credit to their directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

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

In addition, extensions of credit in excess of certain limits must be approved by the board of directors of Columbia Bank. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

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

The FDIC assesses insured depository institutions premiums to maintain the Deposit Insurance Fund. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. Previously, the assessment range (inclusive of possible adjustments) for most banks and savings associations ranged from 1.5 basis points to 30 basis points. The FDIC has the authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by 2 basis points beginning with the first quarterly assessment period of 2023. As a result, effective January 1, 2023, Columbia Bank's assessment rates increased, and for most banks and savings associations the assessment ranges from 2.5 basis points to 42 basis points.

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

On November 16, 2023, the FDIC published in the Federal Register its final rule that imposes special assessments to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessments is equal to an insured depository institution’s (“IDI”) estimated uninsured deposits, reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits from the IDI, or for IDIs that are part of a holding company with one or more subsidiary IDIs, at the banking organization level. The final rule calls for the FDIC to collect special assessments at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period to collect the difference between actual or estimated losses and the amounts collected, and impose a final shortfall special assessment on a one-time basis after the receiverships for Silicon Valley Bank and Signature Bank terminate. The final rule became effective on April 1, 2024, with special assessments collected beginning with the first quarterly assessment period of 2024. In February 2024, we received notification from the FDIC that the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank is $20.4 billion, an increase of approximately $4.1 billion from the estimate of $16.3 billion described in the final rule, and, as of March 31, 2024, revised the estimate to $19.2 billion. The FDIC provided institutions subject to the special assessment an updated estimate of each institution’s quarterly and total special assessment expense with its first quarter 2024 special assessment invoice. The aggregate amount of Columbia Bank’s special assessment was $4.5 million.

Federal Home Loan Bank System. Columbia Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of New York, Columbia Bank is required to purchase and hold shares of capital stock in the FHLB of New York. As of December 31, 2024, Columbia Bank was in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral and limiting total advances to a member.

Other Regulations. Interest and other charges collected or contracted for by Columbia Bank are subject to state usury laws and federal laws concerning interest rates. The operations of Columbia Bank are also subject to various federal laws applicable to credit transactions, such as the:

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

Capital. The Company is subject to consolidated regulatory capital requirements that are similar to those that apply to Columbia Bank. The Company was in compliance with these requirements as of December 31, 2024.

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

Conversion of Columbia Bank MHC to Stock Form. Federal Reserve Board regulations permit the MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction but are periodically updated on market conditions for such a transaction. In a Conversion Transaction, a new stock holding company would be formed as the successor to the Company (the “New Holding Company”), the MHC’s corporate existence would end, and certain depositors and borrowers of Columbia Bank would receive the right to subscribe for shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than the MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in the Company immediately prior to the Conversion Transaction. Any Conversion Transaction would be subject to approvals by Minority Stockholders and members of the MHC. Minority Stockholders will not be able to force a Conversion Transaction without the consent of the MHC since such transaction also requires, under federal corporate law, the approval of a majority of all of the outstanding voting stock, which can only be achieved if the MHC voted to approve such transaction.

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

Personnel

As of December 31, 2024, we had 708 full-time employees and 47 part-time employees, none of whom is represented by a collective bargaining unit. We believe that our relationship with our employees is good.

Human Capital Management

We consider our employees to be our most valuable asset, and we promote an environment that is both rewarding and challenging. We offer many different programs and initiatives to develop our workforce and to ensure the work culture matches our mission of offering a challenging and rewarding work environment for employees while promoting programs that support wellness and the quality of employees’ lives. We encourage our employees to get involved with their communities and through “Team Columbia” our employees participate in many outreach programs and volunteer events. In addition, we host various employee events such as the Annual Service Awards Dinner, Community Service Dinner, an Employee and Family Picnic and holiday events to further promote our culture and to provide opportunities for employee engagement.

At December 31, 2024, we employed 755 full and part time employees throughout the State of New Jersey. During the year ended December 31, 2024, we hired 109 employees. Our voluntary turnover rate was 13.5% and the involuntary turnover rate was 3.6% in 2024. The attrition rate was nearly 60% improved over 2023 due to increased efforts to engage employees and increase focus on collaboration and manager support in 2024. The voluntary turnover rate reflected the competitive market for employees, especially branch staff.

Retention

In order to retain our talented workforce, we provide a competitive compensation and benefits program to help meet the needs of our employees. We monitor salaries on a regular basis participating in various external salary surveys and analyzing internal reports to ensure market competitiveness and internal equity. We also offer annual incentive programs to further reward our employees based on their performance. For the second year in a row, our employees participated in, and our organization was certified as a "Great Place to Work", with 85% of employee participation in 2024.

Benefits

In addition to competitive salaries, we offer comprehensive benefit programs which include equity awards, an Employee Stock Ownership Plan (“ESOP”) and a deferred compensation plan (401k) with an employer matching contribution, healthcare and life insurance benefits, health savings accounts, flexible spending accounts, paid time off, family leaves of absence, tuition reimbursement, student loan repayments, good grade awards and an employee assistance program. In 2024, 53 employees received good grade awards totaling approximately $260,000 due to the accomplishments of their children and we assisted 34 employees with approximately $53,000 of repayments to their student loans through our repayment program.

Employee Wellness

The Human Resources Department continues to enhance our wellness programs to establish an environment that promotes a holistic approach to well-being that includes healthy lifestyles, financial stability, mental well-being, decreases the risk of disease, and improves the quality of employee life. These programs enhance our employee experience by giving our employees the tools necessary to create a healthier lifestyle through the promotion of healthy diets, workplace activities, exercise programs, the opportunity to participate in individualized wellness coaching, financial literacy and wellness seminars. Active participants in wellness programs enjoy a wealth incentive, under which we paid out incentives of over $100,000 in 2024 to approximately 60% of the workforce under this program. In 2024, our medical insurance provider paid approximately $50,000 in additional funds which enhanced our wellness programming incentives. We have also created wellness and quiet rooms in the Company's corporate headquarters for people to be able to take breaks or attend to personal matters. All of these programs are intended to make us an employer of choice.

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

We offer robust training programs on the topics of customer service, sales, change management, digital banking and various other products and services. As we continually look for ways to automate and use technology effectively, we continue to build an extensive digital systems training curriculum, delivering more than 43,000 hours of in-person or virtual learning completed by our employees. Through our use of the learning management system, virtual classroom and an eLearning authoring tool, job function and soft skills training courses continue to be offered at a distance for all employees. We also provide training on the collaboration tools that are in support of technology enhancements.

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

Organizational Culture

Our workplace strategy focuses on productivity and collaboration. Our recruiting practices focus on finding top talent with a broad range of experience and ensuring they have the tools needed to be successful in the Company. The Bank employs a range of images and languages in its brand marketing initiatives to emphasize its ability to serve clientele from varied backgrounds and with differing needs. We believe that as our footprint grows, our brand will evolve to reflect the wide range of clients and communities we support. In connection with our Environmental, Social and Governance Program ("ESG"), we have established a Corporate Responsibility Committee, which is supported by various cross functional members of the Company.

Management is committed to cultivating a fair and inclusive culture in which all individuals feel valued, respected, and able to thrive, both personally and professionally. We have eight voluntary employee resource groups with membership open to all employees. Bringing together individuals with a wide range of experiences and knowledge promote higher quality decisions, enhance economic growth, and represent the stockholders and customers we serve.

We look to develop an employee base that reflects our customer base and local community. We strive for effective recruitment through social media, comprehensive listings on various career platforms, partnerships with social and civic organizations, and by utilizing our employees as brand ambassadors. In addition, we enhanced our employee referral program to further assist in our hiring efforts.

Our mission is to enhance shareholder value, maintain a robust capital position, achieve strong financial performance, and ensure the safety of depositors' funds. We also aim to provide high-quality products and services that improve our customers' financial well-being, deliver exceptional customer service, and foster a rewarding work environment that promotes accountability, success, wellness, and quality of life for our employees.

Succession Planning

Succession planning is a critical driver of our transformation. Succession planning efforts are helping our organization become what it needs to be, rather than simply recreating the existing organization. We have programs in place to support these initiatives: Associate Development Program, Career Development Program, Leadership Development Program, Stonier/Wharton School Program, Coaching for Success, and other innovative programs under consideration We have active support of top leadership and have linked succession to strategic planning. In 2024, we aligned the organization to a single, focused timeline for goal setting, performance and annual reviews. There is emphasis on developmental assignments in addition to formal training. Along the way, we are addressing specific human capital challenges, such as leadership capacity and retention.

Workplace Safety

We have policies and programs in place that protect our employees and invest in their well-being.

We provide our employees various outlets to gain emotional assistance through our Employee Assistance Program which includes stress, financial and relationship counseling, as well as a wide array of webinars provided by our healthcare and financial service provider. We provide employees a safe workplace, both in the branches and back office departments, and implement technologies for a remote work environment to accommodate remote workers in support of potential weather or pandemic concerns. We established service level agreements for the work from home environment, communicating expectations to employees and receiving employee agreement regarding the execution of these expectations. These agreements are monitored on a regular basis, and a monthly feedback survey is completed to ensure connectivity between employees, managers, and administrative staff. We continually review our workplaces, many which have undergone recent renovations, to allow for the envisioned growth of department staff and operations which is consistent with our strategic growth objectives.

Subsidiaries

Columbia Financial's sole banking subsidiary is Columbia Bank. The Company also maintains a Delaware trust subsidiary, Stewardship Statutory Trust I, that was formed in connection with the prior issuance of trust preferred securities. Stewardship Statutory Trust I was acquired by the Company as a result of its acquisition of Stewardship in November 2019.

Columbia Bank’s active subsidiaries are as follows:

First Jersey Title Services, Inc., a title insurance agency that we acquired in 2002. At December 31, 2024, total assets were approximately $15.2 million. For the year ended December 31, 2024, First Jersey Title Services, Inc. had a net loss of approximately $86,000.

1901 Commercial Management Co. LLC, which was established in 2009 to hold commercial other real estate owned, and 1901 Residential Management Co. LLC, which was established in 2009 to hold residential other real estate owned. At December 31, 2024, these subsidiaries held approximately $1.4 million and $125,000, respectively, in total assets.

1901 Community Development Corporation, which was established in 2024 to make public welfare investments that promote and support affordable housing in low- and moderate-income neighborhoods. At December 31, 2024, total assets were approximately $1.0 million.

Stewardship Realty LLC is a New Jersey limited liability company which was formed in 2005 and acquired by the Company as a result of its acquisition of Stewardship Financial in November 2019. At December 31, 2024, total assets were approximately $100,000.

Columbia Insurance Services, Inc. (formerly RSI Insurance Agency, Inc.), which was formed in 2009 and acquired by the Company as a result of its acquisition of RSI Bank in May 2022, is a full-service insurance agency and whose primary business is to offer a broad range of insurance products and investment solutions, including personal and business lines of insurance, to Columbia Bank customers and primarily New Jersey residents. In October 2024, Columbia Bank changed the corporate name of this insurance agency subsidiary from "RSI Insurance Agency, Inc." to "Columbia Insurance Services, Inc." At December 31, 2024, total assets were approximately $1.2 million. For the year ended December 31, 2024, Columbia Insurance Services, Inc. had a net loss of approximately $324,000.

Information About Our Executive Officers

Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as executive officers:

Name	Position
Thomas J. Kemly	President and Chief Executive Officer
Dennis E. Gibney, CFA	Senior Executive Vice President and Chief Financial Officer
W. Justin Jennings	Executive Vice President and Operations Officer
John Klimowich	Senior Executive Vice President and Chief Risk Officer
Oliver E. Lewis, Jr.	Senior Executive Vice President and Head of Commercial Banking
Manesh Prabhu	Executive Vice President and Chief Information Officer
Mayra L. Rinaldi	Executive Vice President, Corporate Governance and Culture
Allyson Schlesinger	Senior Executive Vice President and Head of Consumer Banking
Matthew Smith	Senior Executive Vice President and Chief Operating Officer
Jenifer W. Walden	Executive Vice President and Chief Human Resources Officer

Effective as of January 31, 2025, E. Thomas Allen, Jr. retired as Senior Executive Vice President and Chief Operating Officer of the Company and the Bank.

Below is information regarding our current executive officers who are not also directors. Each executive officer has held his or her current position for the period indicated below. Ages presented are as of December 31, 2024.

Dennis E. Gibney, CFA was appointed Executive Vice President and Chief Financial Officer of the Company and Columbia Bank in 2014 and was subsequently designated as a Senior Executive Vice President in June 2024. Prior to joining Columbia Bank, Mr. Gibney worked for FinPro, Inc. a bank consulting firm, and its wholly-owned investment banking subsidiary, FinPro Capital Advisors, Inc., for 17 years. While at FinPro, Mr. Gibney worked on mergers and acquisitions, mutual-to-stock conversions, corporate valuations, strategic planning and interest rate risk management engagements for community banks. Mr. Gibney graduated Magna Cum Laude from Babson College with a triple major in Finance, Investments and Economics. He is a CFA Charterholder and a member of the New York Society of Security Analysts. Age 51.

W. Justin Jennings was appointed Executive Vice President, Operations Officer of the Company and Columbia Bank in January 2022. Prior to joining Columbia Bank, Mr. Jennings served in various positions with JP Morgan Chase & Co. since 2004. Most recently, Mr. Jennings served as Executive Director, Head of Treasury Services – Community Development Banking at JP Morgan Chase & Co. from 2020 to January 2022, served as Executive Director, Client Service Director – Commercial Real Estate at JP Morgan Chase & Co. from 2015 to 2020 and served as Executive Director, Senior Business Manager – Commercial Banking Client Services at JP Morgan Chase & Co. from 2013 to 2015. Mr. Jennings holds a Bachelor’s degree in Sociology from The Ohio State University and received an MBA from the University of Notre Dame’s Mendoza School of Business. Age 43.

John Klimowich was appointed Executive Vice President and Chief Risk Officer of the Company and Columbia Bank on October 5, 2013 and was subsequently designated as a Senior Executive Vice President in 2024. Mr. Klimowich began working for Columbia Bank in November 1985 and held various positions in the accounting department. Mr. Klimowich was promoted to Senior Vice President, Controller in March 2002 and served Columbia Bank in that capacity until his appointment as Executive Vice President and Chief Risk Officer in 2013. Mr. Klimowich holds a Bachelor’s degree in Economics from William Paterson University and an MBA in Accounting from Seton Hall University. Age 61.

Oliver E. Lewis, Jr. was appointed Executive Vice President and Head of Commercial Banking of the Company and Columbia Bank in January 2021 and was subsequently designated as a Senior Executive Vice President in June 2024. Mr. Lewis began working for Columbia Bank in May 2019 and served as Senior Vice President, Commercial Banking Market Manager until his appointment as Executive Vice President and Head of Commercial Banking. In this role, Mr. Lewis is responsible for the commercial banking division consisting of Columbia Bank's commercial & industrial, SBA, middle market, commercial real estate and construction lending activities, treasury management sales and the business development department. Prior to joining Columbia Bank, Mr. Lewis served as a Market Executive at JP Morgan Chase and Treasury Services, Regional Sales Executive. Mr. Lewis holds a Bachelor’s degree in Aviation Administration from Embry-Riddle Aeronautical University and received an MBA from Rutgers University. Age 60.

Manesh Prabhu was appointed Executive Vice President, Chief Information Officer of the Company and Columbia Bank in October 2022. In this role, Mr. Prabhu is responsible for Columbia Bank’s information systems and digital banking. Mr. Prabhu has over 20 years of experience at leading institutions including People’s United Bank N.A. Most recently, he held the title of Chief Technology Officer where he led the IT strategy and technology transformation for People’s United. Through his nearly 20-year tenure and senior leadership roles at People’s United, Mr. Prabhu led enterprise architecture, data architecture, IT governance, business intelligence, marketing analytics, and data quality with a heavy focus on digital transformation. Mr. Prabhu holds an MBA from Thiagarajar School of Management (TSM) – Madurai Kamaraj University in India and a Bachelor of Technology in Electrical & Electronics Engineering from Rajiv Gandhi Institute of Technology (RIT) - Mahatma Gandhi University in India. Age 50.

Mayra L. Rinaldi was appointed Executive Vice President, Corporate Governance and Culture of the Company and Columbia Bank in December 2022. In this role, Mrs. Rinaldi is responsible for overseeing the Corporate Governance, Executive Administration, Community Development and Corporate Facilities departments of the Company and Columbia Bank. She is also responsible for the Company’s and Columbia Bank’s regulatory and SEC compliance requirements, ESG strategy, as well as community support initiatives consisting of Team Columbia, Community Reinvestment Act (CRA) outreach and the Columbia Bank Foundation. Mrs. Rinaldi is also responsible for providing executive oversight and monitoring of the Company’s and Columbia Bank’s culture to ensure that it remains aligned with Columbia’s Creed of Shared Values, which is designed to ensure that all policies, products, and services, and actions throughout the Company and Bank allow team members to always act in the best interests of customers, coworkers, communities and shareholders. Mrs. Rinaldi has over 20 years of experience at Columbia Bank, having joined Columbia Bank in 2000 and serving in various roles since that time. Most recently, Mrs. Rinaldi has served as Columbia Bank’s Senior Vice President, Corporate Governance since 2014. Mrs. Rinaldi holds a Bachelor of Science degree in Finance from Kean University and is a graduate of the Stonier School of Banking. Age 41.

Allyson Schlesinger was appointed Executive Vice President and Head of Consumer Banking of the Company and Columbia Bank in September 2018 and was subsequently designated as a Senior Executive Vice President in June 2024. In this role, Ms. Schlesinger is responsible for the retail banking, retail lending, wealth management and marketing divisions of Columbia Bank. Ms. Schlesinger was previously with Citigroup, Inc. for 25 years, most recently as its Managing Director, U.S. Retail and Division Manager for Citigroup, Inc. in the New York City and New Jersey markets. Ms. Schlesinger holds a Bachelor’s degree from the University of Michigan. Age 53.

Matthew Smith was appointed Senior Executive Vice President and Chief Operating Officer of the Company and Columbia Bank in November 2024 in anticipation of the retirement of E. Thomas Allen, Jr. on January 31, 2025. Mr. Smith served as the Chief Digital Banking Officer and Head of Enterprise Product, Marketing and Transformation at Webster Bank from February 2022 until November 2024. Prior to that time, Mr. Smith served as Head of Digital Banking and Banking as a Service at Sterling National Bank from January 2020 to February 2022 (when Sterling National Bank was acquired by Webster Bank) and Chief Product and Marketing Strategy Officer of Sterling National Bank from October 2017 to January 2020. Mr. Smith has also previously held positions with Bridgewater Associates, GE Capital Americas, Lornamead Brands NA and Pitney Bowes Management Services. Mr. Smith is a board member of Summer Search, a nonprofit organization that empowers young people to discover their purpose through mentoring and is an advisory board member of multiple fintech companies. Mr. Smith holds an MBA with a concentration in Corporate Finance and Risk Management from Iona University and a Bachelor’s degree in Finance and Business Management from La Salle University. Age 41.

Jenifer W. Walden was appointed Executive Vice President, Chief Human Resources Officer of the Company and Columbia Bank effective as of September 2022. Prior to joining the Company and Columbia Bank, Ms. Walden spent more than two decades at Fortune 50 financial services institutions, and more recently, at three smaller entities including a mid-cap bank, a technology start-up, and a global manufacturing company. From 2021 until June 2022, Ms. Walden served as the Global Director of Talent Management, Human Resources, at Nice-Pak Products. Prior to that time, Ms. Walden was Senior Vice President, Human Resources, at USEReady from 2020 to 2021 and was Director of Talent, First Senior Vice President at Valley Bank from 2018 to 2020. Ms. Walden also served as Senior HR Business Partner and IT Recruitment Leader (Prudential Insurance & Annuities) for Prudential Financial from 2013 to 2018, and as Director of Human Resources (Prudential Real Estate Investors, PGIM) for Prudential Financial from 2010 to 2013. Prior to that, Ms. Walden served in various positions with Ernst & Young LLP from 1994 to 2010. Ms. Walden is a doctoral candidate in strategic leadership at Liberty University and holds a Master’s degree in Organizational Development & Leadership from St. Joseph’s University and a Bachelor’s degree from St. Lawrence University. Age 57.

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

At December 31, 2024, our multifamily and commercial real estate loan portfolios totaled $3.8 billion, or 48.3% of our total loan portfolio. Our current business strategy is to continue our originations of multifamily and commercial real estate loans. These loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Further, we may increase our loans to individual borrowers, which would result in larger loan balances. To the extent that borrowers have more than one multifamily or commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by multifamily or commercial real estate properties become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for credit losses and adversely affect our earnings and financial condition.

Imposition of limits by the bank regulators on commercial and multifamily real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by approximately 50% during the preceding 36 months. The balance of these real estate loans represented 326.0% of Columbia Bank’s total risk-based capital at December 31, 2024, and our commercial real estate loan portfolio increased by 8.3% during the preceding 36 months.

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

We originate commercial construction loans, including speculative construction loans, primarily to professional builders for the construction and acquisition of personal residences, apartment buildings, retail, industrial/warehouse, office buildings and special purpose facilities. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. At December 31, 2024, $473.6 million, or 6.0%, of our loan portfolio, consisted of construction loans, of which $309.7 million or 65.4% consisted of speculative construction loans. In addition, we originate residential construction loans primarily on a construction-to-permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, with respect to speculative construction loans, repayment often depends on the successful construction or development and ultimate sale of the property and, possibly, unrelated cash needs of the borrowers. Further, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness.

Our concentration of residential mortgage loans exposes us to increased lending risks.

At December 31, 2024, $2.7 billion or 34.4%, of our loan portfolio was secured by one-to-four family real estate, a significant majority of which is located in the State of New Jersey, and to a lesser extent New York and Pennsylvania, and we intend to continue this type of lending in the foreseeable future. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the local housing market or in the markets in neighboring states in which we originate residential mortgage loans could reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is comprised of loans secured by property located in northern New Jersey and in metropolitan New York and Philadelphia. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values caused by economic conditions, recent changes in tax laws or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Further, deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our allowance for credit losses, which in turn could necessitate an increase in our provision for credit losses and a resulting reduction to our earnings and capital.

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

Our business strategy includes growth in assets and deposits and the scale of our operations. Achieving such growth will require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, competition from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available, or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in expanding deposit and lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence and that require alternative delivery methods. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in modernizing existing facilities, opening new branches or deploying new services.

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

As of December 31, 2024, the Company had on a consolidated basis, total assets of $10.5 billion. Accordingly, we are subject to certain regulations that apply only to depository institution holding companies or depository institutions with total consolidated assets of $10 billion or more, and the additional regulatory costs resulting from the Company having total consolidated assets of $10 billion or more may negatively impact the Company’s revenue and earnings.

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

In addition, an insured depository institution with total assets of $10 billion or more is subject to supervision, examination, and enforcement with respect to consumer protection laws by the Consumer Financial Protection Bureau, or the CFPB. Under its current policies, the CFPB will assert jurisdiction in the first quarter after the call reports of a depository institution show total consolidated assets of $10 billion or more for four consecutive quarters. As a result, because our total consolidated assets continued to exceed $10 billion through the quarter ended September 30, 2024, we became subject to CFPB supervision, examination and enforcement at the beginning of the quarter ended December 31, 2024.

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

In addition, Congress and/or regulatory agencies may impose new requirements or surcharges on these institutions in the future. The Economic Growth, Regulatory Reform, and Consumer Protection Act, which was enacted on May 24, 2018, includes provisions that, as they are implemented, relieve banking organizations with total consolidated assets of less than $10 billion (and that satisfy certain other conditions) from risk-based capital requirements, restrictions on proprietary trading and investment and sponsorship in hedge funds and private equity funds known as the Volcker Rule, and certain other regulatory requirements. Because our total consolidated assets are in excess of $10 billion, we no longer qualify for any of the foregoing relief.

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

In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receivership. Additionally, in May 2023, First Republic Bank experienced similar circumstances which resulted in the institution being placed in FDIC receivership. In the aftermath of these events, there has been substantial market disruption and concerns that diminished depositor confidence could spread across the banking industry, leading to deposit outflows that could destabilize other institutions. To strengthen public confidence in the banking system, the FDIC took action to protect funds held in uninsured deposit accounts at Silicon Valley Bank and Signature Bank following the placement of those institutions into receivership. However, the FDIC has not committed to protecting uninsured deposits in other institutions that experience outsized withdrawal demands. At December 31, 2024, we had approximately $2.7 billion in available liquidity, including $289.2 million in cash and cash equivalents, which was sufficient to cover our uninsured deposits. Notwithstanding our significant liquidity, large deposit outflows could adversely affect our financial condition and results of operations and could result in the closure of the Bank. Furthermore, the recent bank failures may result in strengthening of capital and liquidity rules which, if the revised rules apply to us, could adversely affect our financial condition and results of operations.

Municipal deposits are an important source of funds for us and a reduced level of such deposits may hurt our profits.

Municipal deposits are an important source of funds for our lending and investment activities. At December 31, 2024, $969.4 million, or 11.7% of our total deposits were comprised of municipal deposits, including public funds deposits from local government entities primarily domiciled in the State of New Jersey. Given our use of these high-average balance municipal deposits as a source of funds, our inability to retain such funds could have an adverse effect on our liquidity. In addition, our municipal deposits are primarily demand deposit accounts or short-term deposits and therefore are more sensitive to changes in interest rates. If we are forced to pay higher rates on our municipal deposits to retain those funds, or if we are unable to retain those funds and we are forced to turn to borrowing sources for our lending and investment activities, the interest expense associated with such borrowings may be higher than the rates we are paying on our municipal deposits, which could adversely affect our net income.

We are dependent on our information technology and telecommunications systems and third-party service providers; systems failures, interruptions and cybersecurity breaches could have a material adverse effect on us.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity, or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

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

As a financial services company, many aspects of our business involve substantial risk of legal liability. From time to time, customers and others make claims and take legal action pertaining to the performance of our responsibilities. In addition, at any given time, we are involved in a number of legal and regulatory examinations and investigations as a part of reviews conducted by regulators and other parties, which may involve banking, securities, consumer protection, employment, tort, and numerous other laws and regulations. Whether customer claims or legal and/or regulatory action related to the performance of our responsibilities are founded or unfounded, they may result in significant expenses, attention from management and financial liability, even if they are resolved in a manner favorable to us. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. There is no assurance that litigation with private parties will not increase in the future. In addition, regulatory actions or investigations may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause reputational harm to us.

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

The Company recognizes the increasing threats posed by cyber incidents and is dedicated to implementing robust cybersecurity practices. We have a comprehensive cybersecurity program designed to protect sensitive information, ensure the integrity of financial records and transactions, and maintain the confidentiality of our customers' data.

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

The Company uses a multiple lines of defense management approach to managing cybersecurity. The Company's cybersecurity function is headed by the Senior Vice President Chief Information Security Officer ("CISO") who is responsible for managing information security risks by developing and implementing information security programs, policies, strategies, architecture, standards, and procedures and acts as the first line of defense. The CISO leads a team of security professionals in safeguarding the Company's critical data, systems, and assets against threats, breaches, and attacks. The CISO is responsible for ensuring the confidentiality, integrity, and availability of information assets.

The Company's enterprise-wide technology risk management (ETRM) function acts as the second line of defense and provides independent risk oversight for the Company's technology operating infrastructure and operations. The ETRM function manages testing of technology controls, technology risk assessments, risk reporting, information security third-party due diligence, monitoring the implementation of risk mitigation actions, and tracking their effectiveness over time. The Company's internal audit department acts as the third line of defense, providing the independent assurance function.

Concerning governance, oversight, and compliance, the Board of Directors plays an active role in overseeing our     cybersecurity program. Regular briefings on cyber risk management and incident response activities are conducted, ensuring a high level of governance and accountability in addressing cybersecurity concerns. Management provides periodic reports to our Technology Committee and our Board of Directors, as well as to our senior management team as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape.

We are firm in our commitment to collaborate with regulatory authorities to enhance industry-wide cybersecurity standards. Given the continuously evolving cyber threat landscape, we are committed to continuous improvement in our cybersecurity practices. Regular assessments, testing, audits, and training are conducted to adapt to emerging threats and enhance our ability to safeguard the interests of our customers and stakeholders.

The Company remains dedicated in its commitment to cybersecurity and compliance cyber risk management and will continue to invest in and prioritize cybersecurity to protect all critical information.

Item 2.    Properties

We conduct our business through Columbia Bank’s main office and 68 branch offices located in Bergen, Passaic, Morris, Essex, Union, Middlesex, Monmouth, Burlington, Camden, Gloucester, Somerset and Hunterdon Counties in New Jersey. We own 33 properties and lease the other 35 properties. First Jersey Title Services, Inc. and Columbia Insurance Services, Inc. operate within two of Columbia Bank’s branch facilities.

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

Item 4.    Mine Safety Disclosures

    None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing and Holders

The Company’s common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol “CLBK.” As of February 26, 2025 the Company had approximately 3,207 holders of record of common stock.

Dividends

The Company has not declared any dividends to holders of its common stock, and we do not currently anticipate paying dividends on our common stock. Our board of directors has the authority to declare dividends on our shares of common stock, and may determine to pay dividends in the future, subject to statutory and regulatory requirements and other considerations such as the ability of Columbia Bank MHC to receive permission to waive receipt of any dividends we may determine to declare in the future.

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

Dividends we can declare and pay will depend, in part, upon receipt of dividends from Columbia Bank. Regulations of the Federal Reserve Board and the Office of the Comptroller of the Currency impose limitations on “capital distributions” by savings institutions. See “Item 1: Business-Regulation and Supervision—Federal Banking Regulations—Capital Distributions.”

Stock Performance Graph

The following graph provided by S&P Global Market Intelligence compares the cumulative total return of the Company’s common stock with the cumulative total return of the Nasdaq Composite Index, and S&P U.S. SmallCap Banks Index. The graph assumes $100 was invested on December 31, 2019. Cumulative total return assumes reinvestment of all dividends. The performance graph is being furnished solely to accompany this report pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Total Return Performance
250
200
150
100
50
Index Value
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Columbia Financial, Inc.
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Columbia Financial, Inc.	100.00	91.85	123.14	127.63	113.81	93.33
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
S&P U.S. SmallCap Banks Index	100.00	90.82	126.43	111.47	112.03	132.44
__________________________________
Source: S&P Global Market Intelligence

Equity Compensation Plan Information
    The following table sets forth information about the Company’s common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2024:

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders:
2019 Equity Incentive Plan	3,757,032	$16.22	1,779,838
Equity compensation plans not yet approved by stockholders:
None.	—	—	—
Total	3,757,032	$16.22	1,779,838

Issuer Purchases of Equity Securities

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2024:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2024	1,552	$17.08	—	—
November 1 - 30, 2024	791	17.32	—	—
December 1 - 31, 2024	7,069	16.02	—	—
Total	9,412	$16.31	—

(1)    On May 25, 2023, the Company announced that its Board of Directors authorized the Company's sixth stock repurchase program to acquire up to 2,000,000 shares, or approximately 1.9% of the Company's then issued and outstanding common stock. This program expired with 741,725 shares outstanding.
(2)    During the three months ended December 31, 2024, 1,573 shares were repurchased pursuant to forfeitures and 7,839 shares were repurchased for taxes related to the 2019 Equity Incentive Plan and not as part of a share repurchase program.

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

A secondary source of income is non-interest income, which is revenue we receive from providing products and services. Traditionally, the majority of our non-interest income has come from service charges, loan fees, interchange income, gains (losses) on sales of loans and securities, revenue from mortgage servicing, income from bank-owned life insurance and fee income from title insurance, insurance agency and wealth management businesses.

The non-interest expense we incur in operating our business consists of compensation and employee benefits expenses, occupancy expenses, depreciation, amortization and maintenance expenses, data processing and software expenses and other miscellaneous expenses, such as loan expenses, advertising, insurance, professional fees and federal deposit insurance premiums. Our largest non-interest expense is compensation and employee benefits, which consist primarily of compensation and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits.

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

December 2024 Balance Sheet Repositioning

As part of the Company’s strategy to improve future earnings and expand its net interest margin, in December 2024 the Company sold $352.3 million of debt securities available for sale that were mostly purchased during the COVID period. Proceeds from the sale were used to fund loan growth of $72.9 million, purchase $78.1 million of higher yielding debt securities and prepay $170.0 million of higher cost borrowings. The repositioning was immediately accretive to net interest income. The sale and prepayment resulted in a pre-tax loss of approximately $37.9 million. The repositioning is expected to be neutral to tangible book value per share as the unrealized loss with respect to the debt securities is already recognized in the Company’s stockholders’ equity through accumulated other comprehensive loss.

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

Historically, our commercial loan products have consisted primarily of loans secured by multifamily and commercial real estate and construction loans. As part of our growth strategy, we intend to continue our increased focus on commercial business lending, which offers shorter terms and variable rates, helps to manage interest rate risk exposure, and provides us with an opportunity to offer a full range of our products and services, including cash management, and deposit products to commercial customers. In 2024, most of our commercial banking customers had deposit accounts with us.

In 2024, our commercial business loans increased 16.7% from the year ended December 31, 2023 which was primarily due to a stable volume of originations, including our equipment finance and asset based lending. Historically, we have focused on commercial business lending in New Jersey with only a minimal volume from neighboring states but anticipate that we will increase the amount of loans originated in Pennsylvania and New York, as we continue to grow our commercial loan business. We anticipate that any such expansion of our commercial lending to market areas outside New Jersey will increase lending and deposit opportunities in those areas and provide geographic diversification within our portfolio.

Increasing fee income through continued growth of fee-based activities.

We intend to focus on growing our existing title insurance business, our existing insurance agency business and expanding the scope of the wealth management services we provide and increasing our revenues from loan servicing activities to increase the amount of income earned from our fee-based businesses. Presently, the majority of our revenue comes from interest income and less than 0.4% from other sources, including title insurance fees, loan and deposit fees, bank-owned life insurance, insurance agency income and gains and losses on the sales of securities and loans. We expect to increase fee income from enhancing interchange services, generating additional commercial loan swap fee income and expanding treasury services.

We currently offer title insurance services through our title insurance agency, offer wealth management services through a third-party networking arrangement, and offer life and health, and property and casualty insurance to our customers through our insurance agency. In order to expand our services and grow our business, we have considered the acquisition of title insurance agencies and wealth management businesses in recent years and expect to actively pursue the acquisition of such fee-based businesses, as well as considering the acquisition of other fee-based businesses such as other insurance agencies and specialty lending companies. We continue to consider acquisition opportunities of fee-based businesses, but we currently have no understandings or agreements with respect to any such acquisitions.

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

We employ a conservative, analytical approach to the assets we acquire that we have tested over many different business and interest rate cycles. This applies to our securities portfolio, which is comprised primarily of liquid, low credit-risk, government agency-backed securities as well as our loan portfolio. Residential loans are underwritten to secondary market standards and our commercial lending policies are designed to be consistent with industry best practices. We subject our loan portfolio to independent internal and external reviews to validate conformance to policies and stress tests to identify areas of potential risk. We have management information systems that provide regular insight into the quantity and direction of credit risk in our loan portfolio segments, including borrower and industry-specific concentrations. We employ limits on concentration risks, including the ratios of commercial real estate and construction loan portfolios to capital. We have developed reporting, analytics and stress testing that we believe provide effective oversight of these portfolios at higher concentration levels.

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

We have embraced the latest technological developments in the banking industry, which we believe allows us to better leverage our employees by enabling them focus on developing customer relationships, generate retail deposits in an efficient manner, expand the suite of products that we can offer to customers and allow us to compete more efficiently and effectively as we grow. Our commercial loan underwriting and relationship monitoring system enables us to better support and manage our commercial customer base. In recent years, we have released several digital banking and other Fintech solutions to support our customers, which included a new digital mortgage system which greatly expedited the handling of mortgage, home equity and HELOC applications. We have also introduced a digital small business lending solution, online chat and appointment scheduling and a credit card platform. More recently we implemented an online wire transfer tool for customers. We expect to continue to enhance our digital technology platforms to provide more appealing products and services to our customers and support our sales, marketing initiatives, and call center. We are continuously upgrading our company-wide technology infrastructure to support both organic and inorganic growth.

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

We believe that many opportunities remain to deliver what our customers want in the form of exceptional service and convenience, and we intend to continue to focus our operating strategy on taking advantage of these opportunities.

Employing a stockholder-focused management of capital.

We intend to manage our capital position through the growth of assets, as well as the utilization of appropriate capital management tools, consistent with applicable regulations and policies, and subject to market conditions. Under Federal Reserve Board regulations, we were prohibited from repurchasing shares of our common stock for one year following our minority public offering that was completed in April 2018. Since June 2019, we have announced six stock repurchase programs under which we have repurchased an aggregate of 26,258,275 shares of common stock as of December 31, 2024. However, repurchases have currently been paused in order to retain capital.

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

Allowance for Credit Losses. The Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) ("CECL") on January 1, 2022 for all financial assets measured at amortized cost and off-balance-sheet exposures. See note 2 in the notes to our consolidated financial statements for a detailed discussion of our accounting policies and methodologies for establishing the allowance for credit losses. Additional information about our allowance for credit losses is also presented in note 7 to the audited consolidated financial statements.

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
Our ACL totaled $60.0 million and $55.1 million at December 31, 2024 and 2023, respectively. The increase in the allowance for credit losses was primarily attributable to an increase in net charge-offs and an increase in loan performance qualitative factors. The ACL components related to collectively evaluated loans and individually analyzed loan reserves was $60.0 million and $54.3 million, respectively and $0 and $787,000, respectively, at December 31, 2024 and 2023, under the CECL methodology.

At December 31, 2024, management performed a hypothetical sensitivity analysis to understand the impact of a change in a key input on our ACL. If the U.S. unemployment rate had been increased from an average range of approximately 4.3% to 6.0% for the forecast period, and U.S. Gross Domestic Product ("GDP") decreased from an average range of approximately 1.9% to 1.0% for the forecast period, our ACL reserves would have been approximately $218,000 higher. This sensitivity analysis includes the impact of quantitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.

If the four-quarter U.S. unemployment rate forecast had been 9.0% rather than an average of approximately 4.7%, our ACL would have been approximately $9.0 million higher. This sensitivity analysis includes the impact to the quantitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.

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

Most of our non-performing assets are collateral dependent loans which are written down to the fair value of the collateral less estimated costs to sell. We continue to assess the collateral of these loans and obtain updated appraisals on these loans on an annual basis. To the extent the property values decline, there could be additional losses on these non-performing assets, which may be material. Management considered these market conditions in deriving the estimated ACL. Should economic difficulties occur, the ultimate amount of loss could vary from our current estimate. For additional discussion related to the determination of the allowance for credit losses, see “Risk Management-Analysis and Determination of the Allowance for Credit Losses” and the notes to the consolidated financial statements.

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

Accrued or prepaid taxes represent the net estimated amount due to or to be received from tax jurisdictions either currently or in the future and are reported in other assets or other liabilities in our consolidated financial statements. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of December 31, 2024 and 2023. Therefore, the Company has no unrecognized income tax benefits as of those dates.

As of December 31, 2024 and 2023, we had a net deferred tax assets totaling $12.4 million and $25.5 million, respectively. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets, and that as of December 31, 2023, it was more likely than not that the benefits from certain state temporary differences would not be realized, resulting in a valuation allowance of $26,000. As of December 31, 2024, no valuation allowance was deemed necessary for the deferred tax assets related to state net operating losses.

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

Pending Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires improved disclosures about a public business entity’s expense, including more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, although early adoption is permitted. The Company is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements, but as it is only disclosure related, does not expect it to have an impact on its consolidated financial statements.

Comparison of Financial Condition at December 31, 2024 and 2023

General

Total assets decreased $170.1 million, or 1.6%, to $10.5 billion at December 31, 2024 from $10.6 billion at December 31, 2023. The decrease in total assets was primarily attributable to decreases in cash and cash equivalents of $134.0 million, debt securities available for sale of $67.6 million, and Federal Home Loan Bank stock of $20.6 million, partially offset by an increase in loans receivable, net of $37.5 million and an increase in other assets of $15.6 million. The decrease in cash and cash equivalents was primarily attributable to purchases of securities of $446.2 million, a decrease in borrowings of $448.1 million, and repurchases of common stock under our stock repurchase program of $5.9 million, partially offset by proceeds from the sale of securities of $321.2 million, principal repayments on securities of $185.6 million, and an increase in total deposits of $249.6 million. The increase in loans receivable, net was primarily attributable to an increase in multifamily real estate loans, construction loans, and commercial business loans of $51.5 million, $30.5 million, and $89.0 million, respectively, partially offset by decreases in one-to-four family, commercial real estate loans and home equity loans and advances of $81.9 million, $37.2 million, and $7.6 million, respectively. The allowance for credit losses for loans increased $4.9 million to $60.0 million at December 31, 2024 from $55.1 million at December 31, 2023. During the year ended December 31, 2024, the increase in the allowance for credit losses for loans was primarily due to net charge-offs of $9.6 million and an increase in loan performance qualitative factors. The decrease in Federal Home Loan Bank Stock was due to the redemption of stock required upon repaying Federal Home Loan Bank borrowings. The increase in other assets was primarily attributable to a $14.3 million increase in the Company's pension plan balance, as the return on plan assets outpaced the growth in the plan's obligation. The decrease in debt securities available for sale was primarily attributable to the sales of securities of $357.1 million which resulted in a realized loss of $35.9 million, and repayments on securities of $140.5 million, which was partially offset by purchases of securities of $404.7 million and a decrease in the gross unrealized loss on securities of $34.9 million.

Total liabilities decreased $210.1 million, or 2.2%, to $9.4 billion at December 31, 2024 from $9.6 billion at December 31, 2023. The decrease was primarily attributable to decreases in borrowings of $448.1 million, or 29.3%, partially offset by an increase in total deposits of $249.6 million, or 3.2%. The $448.1 million decrease in borrowings was primarily driven by a net decrease in long-term borrowings of $213.7 million and a decrease in short-term borrowings of $237.8 million. The increase in total deposits primarily consisted of increases in non-interest-bearing and interest-bearing demand deposits, and certificates of deposit of $669,000, $54.8 million, and $255.8 million, respectively, partially offset by decreases in money market and savings and club accounts of $13.8 million and $47.8 million, respectively.

Total stockholders’ equity increased $40.0 million, or 3.8%, to $1.1 billion at December 31, 2024 from $1.0 billion at December 31, 2023. The increase in total stockholders' equity was primarily attributable to the recognition of $8.0 million in stock based compensation expense and an increase of $48.2 million in other comprehensive income, which includes changes in unrealized losses on debt securities available for sale and unrealized gains on swap contracts, net of taxes. These increases were partially offset by a net loss of $11.7 million, and the repurchase of 365,116 shares of common stock at a cost of approximately $5.9 million, or $16.14 per share, under our stock repurchase program.

Securities

As part of the Company’s strategy to improve future earnings and expand its net interest margin, in December 2024 the Company sold $352.3 million of debt securities available for sale that were mostly purchased during the COVID period. Proceeds from the sale were used to fund loan growth of $72.9 million, purchase $78.1 million of higher yielding debt securities and prepay $170 million of higher cost borrowings. The repositioning was immediately accretive to net interest income. The sale and prepayment resulted in a pre-tax loss of approximately $37.9 million. The repositioning is expected to be neutral to tangible book value per share as the unrealized loss with respect to the debt securities is already recognized in the Company’s stockholders’ equity through accumulated other comprehensive loss.

Debt securities available for sale and held to maturity decreased $75.9 million, or 5.1%, to $1.4 billion at December 31, 2024 from $1.5 billion at December 31, 2023. The decrease in securities during 2024 was primarily attributable to sales of securities of $352.3 million which resulted in a realized loss of $35.9 million, and repayments on securities of $185.6 million, which was partially offset by purchases of $446.2 million and a decrease in unrealized losses on securities of $34.9 million. We continue to focus on maintaining a high quality securities portfolio that provides consistent cash flows in changing interest rate environments. At December 31, 2024, our total securities portfolio, which includes equity securities, was 13.6% of total assets, as compared to 14.1% at December 31, 2023.

At December 31, 2024, 60.7% of the debt securities available for sale portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2024, U.S. government and agency obligations comprised the next largest segment of the available for sale portfolio, totaling 30.7%. At December 31, 2024, the remainder of our available for sale securities portfolio consisted of corporate debt securities and municipal obligations which comprised 8.4% and 0.2%, respectively.

At December 31, 2024, 88.6% of the debt securities held to maturity portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2024, the remaining 11.4% of our held to maturity securities portfolio consisted of U.S. government and agency obligations.

To mitigate the credit risk related to our securities portfolio, we primarily invest in agency and highly-rated securities. As of December 31, 2024, approximately 93.2% of the total portfolio consisted of direct government obligations or government sponsored enterprise obligations, approximately 5.6% of the remaining portfolio was rated at least investment grade and approximately 1.2% of the remaining portfolio was not rated. Securities not rated consist primarily of private placement municipal notes issued and/or guaranteed by local municipal authorities and equity securities.

The following table sets forth the amortized cost and fair value of securities at December 31, 2024, 2023 and 2022:

	At December 31,
	2024		2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$314,494	$314,702	$146,387	$145,501	$67,771	$63,566
Mortgage-backed securities and collateralized mortgage obligations	729,488	622,957	1,009,508	867,585	1,351,929	1,181,727
Municipal obligations	2,378	2,359	2,770	2,702	3,697	3,575
Corporate debt securities	95,508	85,928	92,565	77,769	92,544	79,766
Total securities available for sale	$1,141,868	$1,025,946	$1,251,230	$1,093,557	$1,515,941	$1,328,634
Debt securities held to maturity:
U.S. government and agency obligations	$44,871	$39,583	$49,871	$43,969	$49,871	$42,567
Mortgage-backed securities and collateralized mortgage obligations	347,969	310,570	351,283	313,208	371,652	327,824
Total debt securities held to maturity	$392,840	$350,153	$401,154	$357,177	$421,523	$370,391
Equity securities	$3,943	$6,673	$3,943	$3,384	$3,943	$3,384
Total securities	$1,538,651	$1,382,772	$1,656,327	$1,454,118	$1,941,407	$1,702,409
    At December 31, 2024 and 2023, securities with carrying values of $1.1 billion and $1.3 billion, respectively, were in net unrealized loss positions that totaled $159.7 million and $202.6 million, respectively. The decrease in unrealized losses on securities in 2024 was primarily due to the sales of lower yielding securities as discussed above. .

For available for sale securities, the Company assesses whether a loss is from credit or other factors and considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost, a credit loss would be recorded through an allowance for credit losses, limited by the amount that the fair value is less than the amortized cost basis. We believe that unrealized and unrecognized losses on securities at December 31, 2024 and 2023 are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at December 31, 2024 and 2023.

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

At December 31, 2024 and 2023, we had no securities in a single company or entity (other than United States Government and United States GSE securities) that had an aggregate book value in excess of 5% of our equity.

The following tables set forth the stated maturities and weighted average yields of securities at December 31, 2024. Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. Weighted average yields for tax-exempt securities totaling $2.4 million with a weighted average rate of 2.02%, are presented on a tax equivalent basis using a federal marginal tax rate of 21%.

Equity securities are not included in the table based on lack of a maturity date. The tables present contractual final maturities for mortgage-backed securities and does not reflect repricing or the effect of prepayments.

	At December 31, 2024
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Debt securities available for sale:
U.S. government and agency obligations	$94,705	4.12%	$210,374	4.40%	$9,623	4.48%	$—	—%	$314,702	4.32%
Mortgage-backed securities and collateralized mortgage obligations	115	2.65	88,985	4.52	60,885	1.87	472,972	4.37	622,957	4.14
Municipal obligations	1,933	2.32	—	—	426	3.61	—	—	2,359	2.56
Corporate debt securities	28,160	4.27	5,715	4.35	52,053	3.63	—	—	85,928	3.87
Total	$124,913	4.13%	$305,074	4.44%	$122,987	2.80%	$472,972	4.37%	$1,025,946	4.17%

	At December 31, 2024
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Debt securities held to maturity:
U.S. government and agency obligations	$—	—%	$24,875	1.34%	$9,996	1.50%	$10,000	2.30%	$44,871	1.59%
Mortgage-backed securities and collateralized mortgage obligations	18,605	2.85	71,369	2.66	114,813	2.07	143,182	2.66	347,969	2.48
Total	$18,605	2.85%	$96,244	2.32%	$124,809	2.02%	$153,182	2.63%	$392,840	2.37%

Loans Receivable

Total gross loans increased $44.8 million, or 0.6%, to $7.9 billion at December 31, 2024 from $7.8 billion at December 31, 2023. One-to-four family real estate loans decreased $81.9 million, or 2.9%, to $2.7 billion at December 31, 2024 from $2.8 billion at December 31, 2023. Multifamily loans increased $51.5 million, or 3.7%, to $1.5 billion at December 31, 2024 from $1.4 billion at December 31, 2023. Commercial real estate loans decreased $37.2 million, or 1.6%, to $2.3 billion at December 31, 2024 from $2.4 billion at December 31, 2023. Construction loans increased $30.5 million, or 6.9%, to $473.6 million at December 31, 2024 from $443.1 million at December 31, 2023. Commercial business loans increased $89.0 million, or 16.7%, to $622.0 million at December 31, 2024 from $533.0 million at December 31, 2023. Home Equity loans and advances decreased $7.6 million, or 2.9%, to $259.0 million at December 31, 2024 from $266.6 million at December 31, 2023. We had a slowdown in originations and prepayments in several categories of loans in 2024. Multifamily, construction and commercial business loans have increased in 2024, as we continue our increased focus on commercial business lending. The increase in commercial business loans included an increase in equipment financing and asset based lending.

The following tables present the loan portfolio for the periods indicated:

	At December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$2,710,937	34.4%	$2,792,833	35.7%
Multifamily	1,460,641	18.6	1,409,187	18.0
Commercial real estate	2,339,883	29.7	2,377,077	30.4
Construction	473,573	6.0	443,094	5.7
Total real estate loans	6,985,034	88.8	7,022,191	89.8
Commercial business loans	622,000	7.9	533,041	6.8
Consumer loans:
Home equity loans and advances	259,009	3.3	266,632	3.4
Other consumer loans	3,404	—	2,801	—
Total consumer loans	262,413	3.3	269,433	3.4
Total gross loans	7,869,447	100.0%	7,824,665	100.0%
Purchased credit-deteriorated loans	11,686		15,089
Net deferred loan costs, fees and purchased premiums and discounts	35,795		34,783
Allowance for credit losses	(59,958)		(55,096)
Loans receivable, net	$7,856,970		$7,819,441

Loan Maturity

The following table sets forth certain information at December 31, 2024 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments that significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. The table reflects final maturities for construction loans that convert to permanent loans and includes PCD loans. Demand loans having no stated schedule of repayments or maturity are reported as due in one year or less.

	December 31, 2024
	Real Estate
	One-to-four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Amounts due in:
One year or less	$1,122	$116,627	$213,790	$322,680	$286,576	$459	$3,189	$944,443
More than one year to five years	42,876	600,443	720,979	140,492	198,746	17,670	215	1,721,421
More than five years to fifteen years	449,774	658,025	1,181,614	1,943	130,702	103,198	—	2,525,256
More than fifteen years	2,218,980	85,546	232,925	8,458	6,276	137,828	—	2,690,013
Total	$2,712,752	$1,460,641	$2,349,308	$473,573	$622,300	$259,155	$3,404	$7,881,133

The following table sets forth all loans at December 31, 2024 that are due after December 31, 2025 and have either fixed interest rates or floating or adjustable interest rates:

	Due After December 31, 2025
	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One-to-four family	$2,411,696	$299,934	$2,711,630
Multifamily	565,795	778,219	1,344,014
Commercial real estate	868,948	1,266,570	2,135,518
Construction	7,628	143,265	150,893
Commercial business loans	197,739	137,985	335,724
Consumer loans:
Home equity loans and advances	155,326	103,370	258,696
Other consumer loans	215	—	215
Total loans	$4,207,347	$2,729,343	$6,936,690

Loan Originations and Sales

    The following table shows loans originated, purchased, sold and other reductions in loans during the periods indicated:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Total loans at beginning of period	$7,874,537	$7,677,564	$6,360,601
Originations:
Real estate loans:
One-to-four family	123,399	215,266	869,716
Multifamily	87,476	124,660	265,629
Commercial real estate	21,837	146,303	399,562
Construction	295,052	335,749	444,027
Total real estate loans	527,764	821,978	1,978,934
Commercial business loans	227,262	209,003	201,876
Consumer loans:
Home equity loans and advances	79,515	80,396	112,008
Other consumer loans	90	182	320
Total consumer loans	79,605	80,578	112,328

Total loans originated	834,631	1,111,559	2,293,138

Purchases	78,719	14,729	8,315
Loans acquired	—	—	335,501
Less:
Principal payments, repayments, and other items, net	(832,011)	(686,988)	(1,300,891)
Loan sales	(18,895)	(121,372)	(9,639)
Transfer of loans receivable to loans held-for-sale	(18,079)	(120,955)	(9,461)
Transfer to real estate owned	(1,974)	—	—
Total loans receivable at end of period	$7,916,928	$7,874,537	$7,677,564

Deposits

Our primary source of funds is our deposits, which are comprised of non-interest-bearing and interest-bearing transaction accounts, money market deposit accounts, savings and club deposits and certificates of deposit.

Deposits increased $249.6 million, or 3.2%, to $8.1 billion at December 31, 2024 from $7.8 billion at December 31, 2023. The increase in balances of non-interest-bearing demand, interest-bearing demand, and certificates of deposit was heavily attributed to a shift in balances from savings and club deposits and money market accounts as well as new deposits attained. Columbia Bank has priced select certificates of deposit accounts very competitively to the market, but there continues to be strong competition for funds from other banks and non-bank investment products. Municipal deposits totaled $969.4 million at December 31, 2024 compared to $861.8 million at December 31, 2023. We continue our efforts to emphasize deposit taking though various channels, including brokered deposits and reciprocal deposit arrangement with third parties.

During 2024, non-interest-bearing demand accounts increased $669,000, interest-bearing demand accounts increased $54.8 million, or 2.8%, savings and club deposits decreased $47.8 million, or 6.8%, money market accounts decreased $13.8 million, or 1.1%, and certificates of deposits increased $255.8 million, or 10.3%. We have focused on obtaining deposit products by offering attractive pricing and promotions and by deepening our existing customer relationships.

The following table sets forth the deposit balances as of the periods indicated:

	At December 31,
	2024		2023		2022
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)

Non-interest-bearing demand	$1,438,030	17.8%	$1,437,361	18.3%	$1,806,152	22.6%
Interest-bearing demand	2,021,312	25.0	1,966,463	25.1	2,592,884	32.4
Money market accounts	1,241,691	15.3	1,255,528	16.0	718,524	9.0
Savings and club deposits	652,501	8.1	700,348	8.9	913,738	11.4
Certificates of deposit	2,742,615	33.8	2,486,856	31.7	1,969,861	24.6
Total deposits	$8,096,149	100.0%	$7,846,556	100.00%	$8,001,159	100.0%

We are required to pledge securities or other financial instruments to secure municipal deposits. At December 31, 2024 and 2023, we had pledged securities totaling $500.9 million and $240.8 million, respectively, and had FHLB irrevocable standby letters of credits totaling $350.6 million and $575.6 million at December 31, 2024 and 2023, respectively, collateralizing public funds on deposit.

The following table sets forth the deposit activity for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)

Beginning balance	$7,846,556	$8,001,159	$7,570,216
Increase (decrease) before interest credited	47,210	(279,765)	403,065
Interest credited	202,383	125,162	27,878
Net increase (decrease) in deposits	249,593	(154,603)	430,943
Ending balance	$8,096,149	$7,846,556	$8,001,159

At December 31, 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $3.1 billion. This amount included municipal deposits of $924.5 million, which are collateralized, and intercompany deposits of $16.5 million.

The maturities of uninsured amounts included in time deposits at December 31, 2024 are as follows:

Balance
(In thousands)
Maturity Period:
Three months or less	$189,606
Over three through six months	199,585
Over six through twelve months	236,314
Over twelve months	51,746
Total	$677,251

The following table sets forth all of our certificates of deposit classified by interest rate as of the dates indicated:

	At December 31,
	2024	2023	2022
	(In thousands)

Less than 0.50%	$25,394	$81,654	$594,280
0.50% to 0.99%	37,194	135,402	402,691
1.00% to 1.49%	27,758	74,502	129,892
1.50% to 1.99%	20,162	71,178	136,444
2.00% to 2.49%	10,513	69,973	205,575
2.50% to 2.99%	75,459	143,095	113,226
3.00% to 3.49%	82,033	62,272	224,223
3.50% to 3.99%	356,192	318,582	108,342
4.00% to 4.49%	1,096,800	431,891	25,188
4.50% to 4.99%	732,306	572,736	30,000
5.00% and greater	278,804	525,571	—
Total	$2,742,615	$2,486,856	$1,969,861

The following table sets forth the amount and maturities of our certificates of deposit by interest rate at December 31, 2024:

	Period to Maturity
	One Year or Less	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Percentage of Certificate Accounts
	(Dollars in thousands)

Less than 0.50%	$19,753	$4,939	$702	$—	$—	$25,394	0.8%
0.50% to 0.99%	15,962	16,453	3,571	1,013	195	37,194	1.4
1.00% to 1.49%	22,435	1,221	3,654	219	229	27,758	1.0
1.50% to 1.99%	11,412	5,225	2,932	579	14	20,162	0.7
2.00% to 2.49%	8,935	1,262	—	126	190	10,513	0.4
2.50% to 2.99%	53,178	4,967	9,948	1,539	5,827	75,459	2.8
3.00% to 3.49%	55,575	18,791	1,102	4,717	1,848	82,033	3.0
3.50% to 3.99%	173,784	182,408	—	—	—	356,192	13.0
4.00% to 4.49%	1,071,737	25,063	—	—	—	1,096,800	40.0
4.50% to 4.99%	713,512	18,794	—	—	—	732,306	26.7
5.00% and greater	275,966	2,838	—	—	—	278,804	10.2
Total	$2,422,249	$281,961	$21,909	$8,193	$8,303	$2,742,615	100.0%

The following tables set forth the average balances and weighted average rates of our deposit products at the dates indicated:

	For the Years Ended December 31,
	2024			2023
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,420,104	17.98%	—%	$1,539,354	20.00%	—%
Interest-bearing demand	1,986,215	25.15	2.79	2,183,333	28.37	1.73
Money market accounts	1,235,495	15.65	2.67	951,174	12.36	2.55
Savings and club deposits	667,836	8.46	0.77	793,303	10.31	0.28
Certificates of deposit	2,587,360	32.76	4.21	2,229,042	28.96	2.73
Total	$7,897,010	100.00%	2.56%	$7,696,206	100.00%	1.63%

	For the Year Ended December 31,
	2022
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,742,607	22.11%	—%
Interest-bearing demand	2,685,675	34.07	0.42
Money market accounts	695,849	8.83	0.37
Savings and club deposits	922,916	11.71	0.05
Certificates of deposit	1,834,876	23.28	0.74
Total	$7,881,923	100.00%	0.35%

Borrowings

We have the ability to utilize advances and overnight lines of credit from the FHLB to supplement our liquidity. As a member bank, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We can also utilize securities sold under agreements to repurchase to provide funding. We maintain access to the Federal Reserve Bank’s, discount window and federal funds lines with correspondent banks for additional contingency funding. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, government-sponsored enterprises ("GSE") including notes and government agency mortgage-backed securities and CMOs. The types of loans pledged for borrowings include, but are not limited to, one-to-four family real estate loans home equity loans and multifamily and commercial real estate loans.

The following table sets forth the outstanding borrowings and weighted averages at the dates or for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Maximum amount outstanding at any month-end during the year:
Lines of credit	$26,500	$168,800	$174,000
FHLB advances	1,676,705	1,659,706	1,090,159
Notes payable	—	29,934	36,368
Junior subordinated debentures	7,036	6,962	6,994

Average outstanding balance during the year:
Lines of credit	$339	$18,036	$75,197
FHLB advances	1,454,335	1,297,365	471,961
Notes payable	—	22,780	30,084
Junior subordinated debentures	7,023	7,054	6,984
Other borrowings	55	—	55

Weighted average interest rate during the year:
Lines of credit	5.31%	9.26%	2.58%
FHLB advances	4.84	4.68	2.44
Notes payable	—	4.03	3.97
Junior subordinated debentures	9.11	8.85	5.30
Other borrowings	5.45	—	3.64

Balance outstanding at end of the year:
Lines of credit	$—	$—	$—
FHLB advances	1,073,564	1,521,733	1,090,159
Notes payable	—	—	29,894
Junior subordinated debentures	7,036	6,962	6,994

Weighted average interest rate at end of year:
Lines of credit	—%	—%	—%
FHLB advances	4.42	4.92	4.37
Notes payable	—	—	3.35
Junior subordinated debentures	7.56	8.59	7.69

Comparison of Financial Condition at December 31, 2023 and 2022

For a comparison of the Company’s financial condition at December 31, 2023 and 2022, please see the section captioned “Comparison of Financial Condition at December 31, 2023 and 2022” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations for the Year Ended December 31, 2024

    Financial Highlights

A net loss of $11.7 million was recorded for the year ended December 31, 2024, a decrease of $47.7 million, compared to net income of $36.1 million for the year ended December 31, 2023. The decrease was primarily attributable to a decrease in net interest income of $27.9 million, or 13.5%, an increase in provision for credit losses of $9.7 million, or 201.9%, and a decrease in non-interest income of $25.5 million, or 93.1%, partially offset by a decrease in non-interest expense of $1.1 million, or 0.6%, and a decrease in income tax expense of $14.2 million, or 142.7%. In 2024, the decrease in net interest income was primarily attributable to an $84.3 million increase in interest expense on deposits and borrowings, partially offset by a $56.4 million increase in interest income. The increase in interest income was primarily due to an increase in the average balance of total interest-earning assets coupled with an increase in average yields due to market interest rate increases in 2023. The increase in interest expense on deposits and borrowings was driven by these same rate increases coupled with intense competition for deposits in the market and the repricing of existing deposits into higher cost products along with higher balances. The increase in interest expense on borrowings was also impacted by the increase in interest rates for new borrowings along with an increase in the average balance of borrowings.

The provision for credit losses of $14.5 million recorded for the year ended December 31, 2024 as compared to $4.8 million recorded for the year ended December 31, 2023, was primarily due to net charge-offs totaling $9.6 million and an increase in loan performance qualitative factors.

The decrease in non-interest income of $25.5 million was primarily attributable to an increase in loss on securities transactions of $25.0 million, and a decrease in bank-owned life insurance income of $2.8 million, attributable to death benefits in 2023, partially offset by a $1.9 million increase in the fair value of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association preferred stock included in equity securities.

The decrease of $1.1 million in non-interest expense was primarily attributable to a decrease in compensation and employee benefits expense of $11.4 million, partially offset by an increase in professional fees of $4.3 million, an increase in merger-related expenses of $1.1 million and an increase in loss on extinguishment of debt of $3.1 million, resulting primarily from the repositioning transaction, and an increase in other non-interest expense of $2.0 million. The decrease in compensation and employee benefits expense was the result of lower incentive compensation and a workforce reduction related to cost cutting strategies implemented during 2023 and 2024. The increase in professional fees was primarily related to an increase in legal, regulatory and compliance-related costs while the increase in other non-interest expense related to swap transactions.

Income tax benefit of $4.3 million was recorded for the year ended December 31, 2024, a decrease of $14.2 million, as compared to an expense of $10.0 million for the year ended December 31, 2023, mainly due to a decrease in pre-tax income. The Company's effective tax rate was 26.8% and 21.6% for the years ended December 31, 2024 and 2023, respectively.

Summary Income Statements

    The following table sets forth the income summary for the periods indicated:

	Years Ended December 31,
			Change 2024/2023
	2024	2023	$	%
	(Dollars in thousands)
Net interest income	$177,982	$205,876	$(27,894)	(13.5)%
Provision for credit losses	14,451	4,787	9,664	201.9
Non-interest income	1,894	27,379	(25,485)	(93.1)
Non-interest expense	181,335	182,417	(1,082)	(0.6)
Income tax expense	(4,257)	9,965	(14,222)	(142.7)
Net income	$(11,653)	$36,086	$(47,739)	(132.3)%

Return on average assets	(0.11)%	0.35%
Return on average equity	(1.11)%	3.29%

Net Interest Income

    For the year ended December 31, 2024, net interest income decreased $27.9 million, or 13.5%, to $178.0 million from $205.9 million for the year ended December 31, 2023. For the year ended December 31, 2024, total interest income increased $56.4 million, or 14.3%, to $451.4 million, from $395.0 million for the year ended December 31, 2023. The increase in total interest income was primarily attributable to an increase in the average balances of total interest earning assets coupled with an increase in average yields. The yield on the loan portfolio for the year ended December 31, 2024 increased 46 basis points compared to the year ended December 31, 2023, while the yield on the securities portfolio for the year ended December 31, 2024 increased 40 basis points compared to the year ended December 31, 2023. The average yield on other interest-earning assets for the year ended December 31, 2024 increased 73 basis points compared to the year ended December 31, 2023. Increases in average yields on these portfolios for the year ended December 31, 2024 were influenced by market rates increasing 100 basis points throughout the 2023 period and remaining at elevated levels until reductions occurred during the last four months of 2024.

The average cost of our interest-bearing liabilities increased 92 basis points to 3.44% for the year ended December 31, 2024, from 2.52% for the year ended December 31, 2023, primarily as a result of an increases in the average cost of interest-bearing deposits and borrowings and increase in the average balances of interest-bearing deposits and borrowings. For the year ended December 31, 2024, the average cost of interest-bearing deposits increased 109 basis points. For the year ended December 31, 2024, total interest expense increased $84.3 million, or 44.6%, to $273.4 million from $189.1 million for the year ended December 31, 2023. During 2024, the average cost of borrowings increased 11 basis points, and there was an increase in the average balance of borrowings. The higher interest rate environment coupled with the higher cost of repricing deposits caused the overall increase in interest expense.

    A provision for credit losses of $14.5 million was recorded for the year ended December 31, 2024 as compared to $4.8 million for the year ended December 31, 2023. The increase in provision for credit losses during the 2024 year was primarily attributable to net charge-offs recorded and an increase in loan performance qualitative factors. Net charge-offs totaled $9.6 million for the year ended December 31, 2024, as compared to $2.5 million for the year ended December 31, 2023. Charge-offs are recorded on loans where management determines that the collection of loan principal and interest is unlikely. The provision for credit losses was determined by management to be an amount necessary to maintain a balance of allowance for credit losses at a level that uses relevant and reliable information from internal and external sources, related past events, current conditions, and a reasonable and supportable forecast. Changes in the provision were based on management’s analysis of various factors within the qualitative and quantitative components of the allowance for credit losses calculation. At December 31, 2024, the allowance for credit losses totaled $60.0 million, or 0.76% of total gross loans outstanding, compared to $55.1 million, or 0.70% of total gross loans outstanding, as of December 31, 2023. An analysis of the changes in the allowance for credit losses is presented under “Risk Management-Analysis and Determination of the Allowance for Credit Losses” below.

    Non-Interest Income

    The following table sets forth a summary of non-interest income for the periods indicated:

	Years Ended December 31,
	2024	2023
	(In thousands)
Demand deposit account fees	$6,507	$5,145
Bank-owned life insurance	7,319	10,126
Title insurance fees	2,505	2,400
Loan fees and service charges	4,483	4,510
(Loss) on securities transactions	(35,851)	(10,847)
Change in fair value of equity securities	2,594	695
Gain on sale of loans	906	1,214
Other non-interest income	13,431	14,136
Total	$1,894	$27,379

    For the year ended December 31, 2024, non-interest income decreased $25.5 million, or 93.1%, to $1.9 million from $27.4 million for the year ended December 31, 2023. The decrease was primarily attributable to an increase in the loss on securities transactions of $25.0 million, and a decrease in bank-owned life insurance income of $2.8 million, attributable to death benefits in 2023, partially offset by a $1.9 million increase in the fair value of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association preferred stock included in equity securities.

    Non-Interest Expense

    The following table sets forth an analysis of non-interest expense for the periods indicated:

	Years Ended December 31,
	2024	2023
	(In thousands)
Compensation and employee benefits	$109,489	$120,846
Occupancy	23,482	22,927
Federal deposit insurance premiums	7,581	8,639
Advertising	2,510	2,805
Professional fees	14,164	9,824
Data processing and software expenses	15,578	15,039
Merger-related expenses	1,665	606
Loss on extinguishment of debt	3,447	300
Other non-interest expense	3,419	1,431
Total	$181,335	$182,417

For the year ended December 31, 2024, non-interest expense decreased $1.1 million, or 0.6%, to $181.3 million from $182.4 million for the year ended December 31, 2023. The decrease was primarily attributable to a decrease in compensation and employee benefits expense of $11.4 million, partially offset by an increase in professional fees of $4.3 million, an increase in merger-related expenses of $1.1 million and an increase in loss on extinguishment of debt of $3.1 million, resulting primarily from the repositioning transaction, and an increase in other non-interest expense of $2.0 million. The decrease in compensation and employee benefits expense was the result of lower incentive compensation and a workforce reduction related to cost cutting strategies implemented during 2023 and 2024. The increase in professional fees was primarily related to an increase in legal, regulatory and compliance-related costs, while the increase in other non-interest expense related to swap transactions. During the quarter ended December 31, 2024, the Company prepaid $170.0 million of FHLB borrowings as part of the previously discussed balance sheet repositioning transaction which resulted in a $3.3 million loss on the extinguishment of debt.

Income Tax Expense

    Income tax benefit of $4.3 million was recorded for the year ended December 31, 2024, reflecting an effective tax rate of 26.8%, compared to income tax expense of $10.0 million for 2023, reflecting an effective tax rate of 21.6%.

As of December 31, 2024, we had a net deferred tax asset totaling $12.4 million. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. As of December 31, 2024, it was concluded that no valuation allowance was required on the deferred tax assets related to the Bank’s state net operating losses.

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

Summary Income Statements

    The following table sets forth the income summary for the periods indicated:

	Years Ended December 31,
			Change 2023/2022
	2023	2022	$	%
	(Dollars in thousands)
Net interest income	$205,876	$266,777	$(60,901)	(22.8)%
Provision for (reversal of) credit losses	4,787	5,485	(698)	(12.7)
Non-interest income	27,379	30,400	(3,021)	(9.9)
Non-interest expense	182,417	174,816	7,601	4.3
Income tax expense	9,965	30,703	(20,738)	(67.5)
Net income	$36,086	$86,173	$(50,087)	(58.1)%

Return on average assets	0.35%	0.88%
Return on average equity	3.29%	8.09%

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

Results of Operations for the Fiscal Year Ended December 31, 2022

For a comparison of the Company’s results of operations for the year ended December 31, 2022, please see the section captioned “Results of Operations for the Fiscal Year Ended December 31, 2022” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

	Years Ended December 31,
	2024			2023
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
	(Dollars in thousands)
Interest earning assets:
Loans (1)	$7,801,939	$382,266	4.90%	$7,748,096	$343,770	4.44%
Securities (2)	1,622,519	46,377	2.86%	1,540,726	37,828	2.46%
Other interest-earning assets	363,370	22,783	6.27%	241,520	13,380	5.54%
Total interest-earning assets	9,787,828	$451,426	4.61%	9,530,342	$394,978	4.14%
Non-interest-earning assets	865,684			840,215
Total assets	$10,653,512			$10,370,557

Interest-bearing liabilities:
Interest-bearing demand	$1,986,215	$55,360	2.79%	$2,183,333	$37,774	1.73%
Money market accounts	1,235,495	32,977	2.67%	951,174	24,296	2.55%
Savings and club deposits	667,836	5,130	0.77%	793,303	2,231	0.28%
Certificates of deposit	2,587,360	108,916	4.21%	2,229,042	60,861	2.73%
Total interest-bearing deposits	6,476,906	202,383	3.12%	6,156,852	125,162	2.03%
FHLB advances	1,454,674	70,418	4.84%	1,315,401	62,398	4.74%
Notes payable	—	—	—%	22,780	918	4.03%
Junior subordinated debentures	7,023	640	9.11%	7,054	624	8.85%
Other borrowings	55	3	5.45%	—	—	—%
Total borrowings	1,461,752	71,061	4.86%	1,345,235	63,940	4.75%
Total interest-bearing liabilities	7,938,658	$273,444	3.44%	7,502,087	$189,102	2.52%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,420,104			1,539,354
Other non-interest-bearing liabilities	242,290			231,018
Total liabilities	9,601,052			9,272,459
Total stockholders' equity	1,052,460			1,098,098
Total liabilities and stockholders' equity	$10,653,512			$10,370,557

Net interest income		$177,982			$205,876
Interest rate spread (3)			1.17%			1.62%
Net interest-earning assets (4)	$1,849,170			$2,028,255
Net interest margin (5)			1.82%			2.16%
Ratio of interest-earning assets to interest-bearing liabilities	123.29%			127.04%

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
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	Year Ended December 31,
	2022
	Average Balance	Interest	Yield / Cost
	(Dollars in thousands)
Interest earning assets:
Loans (1)	$6,939,419	$263,559	3.80%
Securities (2)	1,943,459	43,915	2.26%
Other interest-earning assets	76,500	2,196	2.87%
Total interest-earning assets	8,959,378	$309,670	3.46%
Non-interest-earning assets	782,444
Total assets	$9,741,822

Interest-bearing liabilities:
Interest-bearing demand	$2,685,675	$11,307	0.42%
Money market accounts	695,849	2,593	0.37%
Savings and club deposits	922,916	466	0.05%
Certificates of deposit	1,834,876	13,512	0.74%
Total interest-bearing deposits	6,139,316	27,878	0.45%
FHLB advances	547,158	13,449	2.46%
Notes payable	30,084	1,194	3.97%
Junior subordinated debentures	6,984	370	5.30%
Other borrowings	55	2	3.64%
Total borrowings	584,281	15,015	2.57%
Total interest-bearing liabilities	6,723,597	$42,893	0.64%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,742,607
Other non-interest-bearing liabilities	210,280
Total liabilities	8,676,484
Total stockholders' equity	1,065,338
Total liabilities and stockholders' equity	$9,741,822

Net interest income		$266,777
Interest rate spread (3)			2.82%
Net interest-earning assets (4)	$2,235,781
Net interest margin (5)			2.98%
Ratio of interest-earning assets to interest-bearing liabilities	133.25%

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

	Year Ended 12/31/2024 Compared to Year Ended 12/31/2023			Year Ended 12/31/2023 Compared to Year Ended 12/31/2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$2,389	$36,107	$38,496	$30,714	$49,497	$80,211
Securities	2,008	6,541	8,549	(9,100)	3,013	(6,087)
Other interest-earning assets	6,750	2,653	9,403	4,737	6,447	11,184
Total interest-earning assets	$11,147	$45,301	$56,448	$26,351	$58,957	$85,308
Interest expense:
Interest-bearing demand	$(3,410)	$20,996	$17,586	$(2,115)	$28,582	$26,467
Money market accounts	7,262	1,419	8,681	951	20,752	21,703
Savings and club deposits	(353)	3,252	2,899	(65)	1,830	1,765
Certificates of deposit	9,783	38,272	48,055	2,903	44,446	47,349
Total interest-bearing deposits	13,282	63,939	77,221	1,674	95,610	97,284
FHLB advances	6,607	1,413	8,020	18,920	30,029	48,949
Notes payable	(918)	—	(918)	(290)	14	(276)
Junior subordinated debentures	(3)	19	16	(27)	281	254
Other borrowings	—	3	3	(2)	—	(2)
Total interest-bearing liabilities	$18,968	$65,374	$84,342	$20,275	$125,934	$146,209
Net change in net interest income	$(7,821)	$(20,073)	$(27,894)	$6,076	$(66,977)	$(60,901)

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

We maintain a Risk Management Division comprised of our Risk Management, Compliance, Credit Risk Review, Collateral Risk, and Security Departments. Our Risk Management Division is led by our Senior Executive Vice President and Chief Risk Officer, who reports quarterly to Columbia Bank’s Risk Committee, which is comprised of the full board of directors. The current structure of our Risk Management Division is designed to monitor and address, among other things, financial, credit, collateral, consumer compliance, operational, Bank Secrecy Act, fraud, cyber security, vendor and insurable risks. The Risk Management Division utilizes a number of enterprise risk assessment tools, including stress testing, credit concentration reviews, peer analyses, industry considerations and individual risk assessments, to identify and report potential risks that we face in connection with our business operations.

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

We charge off loans where management determines that the collection of loan principal and interest is unlikely. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of an enhanced risk rating system. Historical portfolio performance metrics, current economic conditions and delinquency monitoring are factors used to assess the credit risk in our homogeneous commercial, residential and consumer loan portfolios.

Analysis of Non-Performing, Modification of Loans and Classified Assets. We consider repossessed assets and loans to be non-performing assets if they are 90 days or more in arrears of their contractual due date, or if the following criteria are met: i) the current debt-service coverage ratio is equal to or is in excess of 1.0x; ii) the guarantor does not demonstrate the capacity to support the annual debt service requirement; and iii) the loan-to-value percentage is greater than 90%. Non-accruing residential and consumer loans are returned to accrual status after there has been a sustained period of repayment performance (generally six months of payments) and both principal and interest are deemed collectible. Non-accruing commercial loans are returned to accrual status after there has been a sustained period of repayment performance and both principal and interest are deemed collectible.

Real estate that we acquire through foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When an asset is acquired, the excess of the loan balance over fair value less estimated costs to sell is charged to the allowance for credit losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred.

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

	At December 31,
	2024	2023	2022
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$8,750	$3,139	$2,730
Commercial real estate	2,920	2,740	2,892
Total real estate loans	11,670	5,879	5,622
Commercial business loans	9,785	6,518	801
Consumer loans:
Home equity loans and advances	246	221	286
Other consumer loans	—	—	12
Total consumer loans	246	221	298
Total non-accrual loans (1)	21,701	12,618	6,721

Total non-performing loans	21,701	12,618	6,721
Real estate owned	1,334	—	—
Total non-performing assets	$23,035	$12,618	$6,721

Total non-performing loans to total loans	0.28%	0.16%	0.09%
Total non-performing assets total assets	0.22%	0.12%	0.06%

(1) Includes $3.1 million and $237,000 of loan modifications on non-accrual status as of December 31, 2024 and 2023, respectively, and $23,000 of TDRs on non-accrual status as of December 31, 2022.

Non-performing assets increased $10.4 million to $23.0 million, or 0.22% of total assets, at December 31, 2024 from $12.6 million, or 0.12% of total assets, at December 31, 2023. The $10.4 million increase in non-performing assets was primarily attributable to an increase in non-performing commercial business loans of $3.3 million and an increase in nonperforming one-to-four family real estate loans of $5.6 million. The increase in non-performing commercial business loans primarily consists of two loans totaling $6.4 million at December 31, 2024, partially offset by the charge-off of a $3.7 million loan to a technology company during 2024. The increase in non-performing one-to-four family real estate loans was due to an increase in the number of loans from 17 non-performing loans at December 31, 2023 to 32 loans at December 31, 2024. Charge-offs are taken on loans where management determines that the collection of loan principal and interest is unlikely. We consider the population of loans in our impairment analysis to include all loan segments and not accruing interest, loans modified in a troubled debt restructuring if applicable, and other loans if there is specific information of a collateral shortfall. We continue to rigorously review our loan portfolio to ensure that the collateral values remain sufficient to support the outstanding balances.

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

A loan is considered delinquent when payment has not been received within 30 days of its contractual due date, or when the Company does not expect to receive all principal and interest payments owned substantially in accordance with the terms of the loan agreement, regardless of the past due status. Generally, a loan is designated as a non-accrual loan when the payment is 90 days or more in arrears of its contractual due date, or if the following criteria are met: i) the current debt-service coverage ratio is equal to or is in excess of 1.0x; ii) the guarantor does not demonstrate the capacity to support the annual debt service requirement; and iii) the loan-to-value percentage is greater than 90%. Non-accruing residential and consumer loans are returned to accrual status after there has been a sustained period of repayment performance (generally six months of payments) and both principal and interest are deemed collectible. Non-accruing commercial loans are returned to accrual status after there has been a sustained period of repayment performance and both principal and interest are deemed collectible. The following tables summarize the aging of loans receivable by portfolio segment at the dates indicated:

	At December 31,
	2024			2023			2022
	30-59 Days	60-89 Days	90 Days or More	30-59 Days	60-89 Days	90 Days or More	30-59 Days	60-89 Days	90 Days or More
	(In thousands)
Real estate loans:
One-to-four family	$11,685	$6,250	$3,729	$11,079	$4,254	$1,558	$4,063	$1,149	$1,808
Multifamily	13,626	—	—	—	—	—	—	—	—
Commercial real estate	4,394	632	—	1,711	2,472	2,740	—	853	2,892
Construction	6,205	—	—	—	—	—	5,218	—	—
Commercial business loans	3,713	2,643	2,365	1,727	4,917	6,518	220	—	474
Consumer loans:
Home equity loans and advances	1,026	372	126	779	14	170	465	33	286
Other consumer loans	—	3	—	1	—	—	3	1	12
Total	$40,649	$9,900	$6,220	$15,297	$11,657	$10,986	$9,969	$2,036	$5,472

The following tables present criticized and classified assets by credit quality risk indicator at the dates indicated:

	At December 31,
	2024	2023	2022
	(In thousands)
Classified loans:
Substandard	$166,148	$47,604	$27,656
Doubtful	—	—	—
Total classified loans	166,148	47,604	27,656
Special mention	40,386	36,778	57,327
Total criticized loans	$206,534	$84,382	$84,983

    All impaired loans classified as substandard and doubtful are written down to the fair value of their underlying collateral, less estimated costs to sell or liquidate, if the loan is collateral dependent.

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

Our loan officers and loan servicing staff identify and manage potential problem loans within our commercial loan portfolio. Non-performing assets within the commercial loan portfolio are transferred to the Special Assets Department for workout or litigation. The Special Assets Department reports directly to the Chief Executive Officer. Changes in management, financial or operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For our commercial loan portfolio, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit management and the Credit Risk Review Department and revised, if needed, to reflect the borrower’s current risk profiles and the related collateral positions.

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

	At December 31,
	2024			2023			2022
	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category
	(Dollars in thousands)
Real estate loans:
One-to-four family	$13,173	22.0%	0.5%	$13,017	23.6%	0.5%	$11,802	22.3%	0.4%
Multifamily	9,542	15.9	0.7	8,742	15.9	0.6	7,877	14.9	0.6
Commercial real estate	15,969	26.6	0.7	15,757	28.6	0.7	18,111	34.3	0.7
Construction	6,703	11.2	1.4	7,758	14.1	1.8	6,425	12.2	1.9
Commercial business	13,112	21.9	2.1	7,923	14.4	1.5	6,897	13.1	1.4
Consumer loans:
Home equity loans and advances	1,452	2.4	0.6	1,892	3.4	0.7	1,681	3.2	0.6
Other consumer loans	7	—	0.2	7	—	0.2	10	—	0.3
Total allowance for credit losses	$59,958	100.0%	0.8%	$55,096	100.0%	0.7%	$52,803	100.0%	0.7%

    Total Loans. During the year ended December 31, 2024, the balance of the allowance for credit losses increased by $4.9 million to $60.0 million, or 0.76% of total gross loans at December 31, 2024, from $55.1 million, or 0.70% of total gross loans at December 31, 2023. The increase in the total loan coverage ratio for the year ended December 31, 2024 was primarily attributable to net charge-offs of $9.6 million and an increase in loan performance qualitative factors.

    One-to-Four Family Loan Portfolio. The portion of the allowance for credit losses related to the one-to-four family real estate loan portfolio totaled $13.2 million, or 0.5%, of one-to-four family loans at December 31, 2024, as compared to $13.0 million, or 0.5%, of one-to-four family real estate loans at December 31, 2023. Our one-to-four family non-accrual loans increased $5.6 million, or 178.8%, to $8.8 million at December 31, 2024 from $3.1 million at December 31, 2023. Net charge-offs were $9,000 for the year ended December 31, 2024 compared to $568,000 for the year ended December 31, 2023. We believe the one-to-four family real estate loan reserve ratio was appropriate given the continued low levels of charge-offs.

Multifamily Loan Portfolio. The portion of the allowance for credit losses related to the multifamily real estate loan portfolio totaled $9.5 million, or 0.7%, of multifamily loans at December 31, 2024, as compared to $8.7 million, or 0.6%, of multifamily loans at December 31, 2023. There were no multifamily non-accrual loans at December 31, 2024 and 2023. There were no charge-offs or recoveries for the years ended December 31, 2024 and 2023. We believe the multifamily loan reserve ratio was appropriate as there were no non-accrual loans or charge-offs.
Commercial Real Estate Loan Portfolio. The portion of the allowance for credit losses related to the commercial real estate loan portfolio totaled $16.0 million, or 0.7%, of commercial real estate loans at December 31, 2024, as compared to $15.8 million, or 0.7%, of commercial real estate loans at December 31, 2023. Commercial real estate non-accrual loans increased to $2.9 million at December 31, 2024, from $2.7 million at December 31, 2023. Net charge-offs were $84,000 for the year ended December 31, 2024 and $129,000 for the year ended December 31, 2023. We believe the commercial real estate loan reserve ratio was appropriate given the continued low balance of non-accrual loans along with low levels of charge-offs.
Construction Loan Portfolio.  The portion of the allowance for credit losses related to the construction loan portfolio totaled $6.7 million, or 1.4%, of construction loans at December 31, 2024, as compared to $7.8 million, or 1.8%, of construction loans at December 31, 2023. At both December 31, 2024 and 2023, we had no non-accrual construction loans. There were no charge-offs and recoveries were $4,000 for the year ended December 31, 2024 and there were no charge-offs for the year ended December 31, 2023.

We believe the construction loan reserve ratio was appropriate as there were no non-accrual loans and no charge-offs, considering the inherent credit risk associated with this portfolio.
Commercial Business Loan Portfolio. The portion of the allowance for credit losses related to the commercial business loan portfolio totaled $13.1 million, or 2.1%, of commercial business loans at December 31, 2024, as compared to $7.9 million, or 1.5%, of commercial business loans at December 31, 2023. Commercial business non-accrual loans increased to $9.8 million at December 31, 2024, from $6.5 million at December 31, 2023. Net charge-offs were $9.3 million for the year ended December 31, 2024 compared to net recoveries of $1.7 million for the year ended December 31, 2023. We continue to take charge-offs where management determines that the collection of loan principal and interest is unlikely or for any collateral deficiency for non-performing loans. We believe the commercial business loan reserve ratio was appropriate given the inherent credit risk of commercial business loans.
Home Equity Loans and Advances. The portion of the allowance for credit losses related to the home equity loan portfolio totaled $1.5 million, or 0.6%, of home equity loans at December 31, 2024, as compared to $1.9 million, or 0.7%, of home equity loans at December 31, 2023. Home equity non-accrual loans increased to $246,000 at December 31, 2024, from $221,000 at December 31, 2023. Net recoveries were $19,000 for the year ending December 31, 2024 and $51,000 for the year ending December 31, 2023. We believe the home equity loan reserve was appropriate based upon the insignificant amount of delinquencies, non-accrual loans and charge-offs.

The following table sets forth an analysis of the activity in the allowance for credit losses for the periods indicated:

	At or For the Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Allowance at beginning of period	$55,096	$52,803	$62,689

Effect of the adopting ASU No. 2016-13 ("CECL")	—	—	(16,443)

Initial allowance related to PCD loans	—	—	633

Provision for credit losses	14,451	4,787	5,969
Charge-offs:
Real estate loans:
One-to-four family	(2)	(585)	(382)
Commercial real estate	(120)	(150)	—
Total real estate loans	(122)	(735)	(382)

Commercial business loans	(9,814)	(2,618)	(190)

Consumer loans:
Home equity loans and advances	—	(26)	(33)
Other consumer loans	(262)	(115)	(33)
Total consumer loans	(262)	(141)	(66)
Total charge-offs	(10,198)	(3,494)	(638)
Recoveries:
Real estate loans:
One-to-four family	11	17	338
Commercial real estate	36	21	—
Construction	4	—	—
Total real estate loans	51	38	338

Commercial business loans	536	879	208

Consumer loans:
Home equity loans and advances	19	77	45
Other consumer loans	3	6	2
Total consumer loans	22	83	47
Total recoveries	609	1,000	593
Net charge-offs	(9,589)	(2,494)	(45)
Allowance at end of period:	$59,958	$55,096	$52,803

Total gross loans outstanding	$7,869,447	$7,824,665	$7,624,534
Average gross loans outstanding	$7,801,939	$7,748,096	$6,939,419
ACL to total non-performing loans	276.29%	436.65%	785.64%
ACL to total gross loans at end of period	0.76%	0.70%	0.69%
Net charge-offs to average outstanding loans	0.12%	0.03%	—%

The following table sets forth the ratio of net charge-offs (recoveries) to average loans outstanding by segment for the periods indicated:

	For the Years Ended December 31,
	2024	2023	2022

Real estate loans:
One-to-four family	—%	0.02%	—%
Commercial real estate	—	0.01	—
Commercial business loans	1.66	0.34	—
Consumer loans:
Home equity loans and advances	(0.01)	(0.02)	—
Other consumer	9.11	4.07	1.45
Total loans	0.12%	0.03%	—%

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at December 31, 2024 indicate a level of risk within the parameters of our model. Our management believes that the December 31, 2024 results indicate a profile that reflects an acceptable level of interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

    The table below sets forth, as of December 31, 2024, the net portfolio value, the estimated changes in the net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and its subsidiaries only and does not include any assets of the Company.

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
	(Dollars in thousands)
+400	$225,292	$6,488	2.97%	$793,383	8.97%	(33.76)%
+300	224,245	5,441	2.49	898,640	9.91	(24.97)
+200	222,926	4,122	1.88	1,003,387	10.78	(16.22)
+100	221,112	2,308	1.05	1,103,512	11.55	(7.86)
Base	218,804	—	—	1,197,695	12.22	—
-100	216,141	(2,663)	(1.22)	1,281,894	12.73	7.03
-200	214,007	(4,797)	(2.19)	1,347,230	13.04	12.49
-300	211,401	(7,403)	(3.38)	1,391,163	13.12	16.15
-400	200,260	(18,544)	(8.48)	1,353,653	12.43	13.02

    As of December 31, 2024, based on the scenarios above, net interest income would increase by approximately 1.88% if rates were to rise 200 basis points, and would decrease by 2.19% if rates were to decrease 200 basis points over a one-year time horizon.

Another measure of interest rate sensitivity is to model changes in the net portfolio value through the use of immediate and sustained interest rate shocks. As of December 31, 2024, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 16.22%. If rates were to decrease 200 basis points, the model forecasts a 12.49% increase in the NPV.

Overall, our December 31, 2024 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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

We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth or financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds and dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and through the FHLB system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our securities portfolio. As of December 31, 2024, the potential liquidity from these sources is an amount we believe currently exceeds any contingent liquidity need.

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

Sources of Funds. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, investing and financing activities during any given period. At December 31, 2024, total cash and cash equivalents totaled $289.2 million. Debt securities classified as available for sale, and equity securities, which provide additional sources of liquidity, totaled $1.0 billion, and $6.7 million, respectively, at December 31, 2024. At December 31, 2024, we had $1.1 billion in Federal Home Loan Bank fixed rate advances. In addition, if Columbia Bank requires funds beyond its ability to generate them internally, it can borrow additional funds under an overnight advance program up to its maximum borrowing capacity based on their ability to collateralize such borrowings.

Our primary sources of funds include a large, stable deposit base. Core deposits (consisting of demand, money market and savings and club deposits), primarily generated from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $5.4 billion at both December 31, 2024 and 2023. We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources include federal funds purchased from other banks, securities sold under agreements to repurchase, and FHLB advances. Aggregate wholesale funding totaled $1.1 billion at December 31, 2024, compared to $1.5 billion as of December 31, 2023. In addition, at December 31, 2024, we had the availability to borrow additional funds, subject to our ability to collateralize such borrowings from the FHLB of New York and the Federal Reserve Bank of New York.
A significant use of our liquidity is the funding of loan originations. At December 31, 2024, the Company had $125.0 million in loan commitments outstanding, which primarily consisted of commitments to fund loans of $9.8 million, $30.7 million, $33.0 million, $27.0 million, and $6.9 million, in one-to-four family real estate, commercial real estate, commercial business, construction, and home equity loans and advances, respectively. There was also $1.2 billion in unused commercial business, construction and consumer lines of credit, and $28.3 million in letters of credit. Since these commitments may expire without being drawn upon, and may have conditions, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Another significant use of liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2024 totaled $2.4 billion, or 88.3% of total certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. Management believes, however, based on past experience, that a significant portion of our certificates of deposit will be renewed. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits and borrowings than we currently pay on the certificates of deposit due on or before December 31, 2024. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Columbia Financial is a separate legal entity from Columbia Bank and must provide for its own liquidity in addition to its operating expenses. Columbia Financial's primary source of income is dividends received from Columbia Bank. The amount of dividends Columbia Bank may declare and pay to Columbia Financial is generally restricted under federal regulations to the retained earnings of Columbia Bank. At December 31, 2024, on a stand-alone basis, Columbia Financial had liquid assets of $6.6 million.

Capital Management. We are subject to various regulatory capital requirements administered by our federal banking regulators, including a risk-based capital measure. The Federal Reserve establishes capital requirements, including well capitalized standards, for our consolidated financial holding company, and the OCC has similar requirements for our Company's subsidiary banks. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2024, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Item 1: Business - Regulation and Supervision - Federal Banking Regulations - Capital Requirements” and note 13 in the notes to the consolidated financial statements included in this report.

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

For the years ended December 31, 2024 and 2023, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

    Derivative Financial Instruments. Columbia Bank executes interest rate swaps with third parties in order to hedge the interest expense of short-term FHLB advances. Those interest rate swaps are simultaneous with entering into the short-term borrowings with the FHLB. These derivatives are designated as cash flow hedges and are not speculative. As these interest rate swaps meet the hedge accounting requirements, the effective portion of changes in the fair value are recognized in accumulated other comprehensive income. As of December 31, 2024, Columbia Bank had 31 interest rate swaps with notional amounts of $378.7 million hedging certain FHLB advances.

Columbia Bank presently offers interest rate swaps to commercial banking customers to manage their risk of exposure and risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that Columbia Bank executes with a third-party, such that Columbia Bank would minimize its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service Columbia Bank offers to certain customers. As the interest rate swaps would not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party swap contracts are recognized directly in earnings. At December 31, 2024, we had interest rate swaps in place with 84 commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $298.8 million.

Columbia Bank offers currency forward contracts to certain commercial banking customers to facilitate international trade. Those forward contracts are simultaneously hedged by offsetting forward contracts that Columbia Bank would execute with a third- party, such that Columbia Bank would minimize its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service Columbia Bank offers to certain commercial customers. As the currency forward contract does not meet the hedge accounting requirements, changes in the fair value of both the customer forward contract and the offsetting forward contract is recognized directly in earnings. At December 31, 2024, Columbia Bank had no currency forward contracts in place with commercial banking customers.

The Company also uses interest rate swaps to manage its exposure to changes in fair value of certain of its fixed-rate pools of assets attributable to changes in the designated benchmark interest rate, of SOFR. At December 31, 2024, the Company had ten interest rate fair value swaps with notional amounts totaling $850.0 million.

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

Item 8.     Financial Statements and Supplementary Data

    The information required by this item is included beginning on page 74 of this report.

The following are included in this item:
(A)	Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)
(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
(C)	Consolidated Financial Statements:
	(1)	Consolidated Statements of Financial Condition as of December 31, 2024 and 2023
	(2)	Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022
	(3)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022
	(4)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2024, 2023 and 2022
	(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
	(6)	Notes to the Consolidated Financial Statements
(D)	Columbia Financial, Inc. Condensed Financial Statements
	(1)	Statements of Financial Condition as of December 31, 2024 and 2023
	(2)	Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022
	(3)	Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022

Item 9.     Change in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

Item 9A.     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended) as of December 31, 2024. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this annual report.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Report of Independent Registered Public Accounting Firm
The attestation report by the Company’s independent registered public accounting firm, KPMG LLP, on the Company’s internal control over financial reporting is included with the audited consolidated financial statements of the Company beginning on page 74 of this report.
Item 9B.    Other Information

    During the fiscal quarter ended December 31, 2024, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Board of Directors
For information relating to the directors of the Company, the section captioned “Proposal 1—Election of Directors” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers
For information relating to officers of the Company, see Part I, Item 1, “Business—Information About Our Executive Officers” to this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics
For information concerning the Company’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on the Company’s website at www.columbiabankonline.com.

Corporate Governance
For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance—Meetings and Committees of the Board of Directors-Audit Committee” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference. For information regarding the Company's insider trading policies and procedures, the section captioned "Corporate Governance-Insider Trading Policies and Procedures" in the Company's Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.     Executive Compensation

For information regarding executive compensation, the sections captioned “Executive Compensation,” “Compensation Discussion & Analysis” and “Director Compensation” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions
For information regarding certain relationships and related transactions, the section captioned “Other Information—Transactions with Related Persons” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance
For information regarding director independence, the section captioned “Proposal 1—Election of Directors” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2—Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

	No.	Description	Location

	3.1	Second Amended and Restated Certificate of Incorporation of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	3.2	Amended Bylaws of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38456), filed on May 23, 2024

	4.0	Specimen Stock Certificate of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	4.1	Description of Columbia Financial, Inc.'s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.1	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Thomas J. Kemly+	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.2	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Dennis E. Gibney+	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.3	Employment Agreement between Columbia Financial, Inc., Columbia Bank and John Klimowich+	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.4	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Allyson Schlesinger+	Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2018, filed on March 29, 2019

	10.5	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Oliver Lewis+	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2020, filed on March 1, 2021

10.6	Employment Agreement between Columbia Financial, Inc., Columbia Bank and W. Justin Jennings+	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2021, filed on March 1, 2022

10.7	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Jenifer W. Walden+	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38456), for the Quarter Ended June 30, 2022 filed on August 9, 2022

10.8	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Matthew Smith+	Filed herewith

10.9	Form of Columbia Bank Supplemental Executive Retirement Plan+	Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.10	Columbia Bank Stock-Based Deferral Plan+	Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.11	Columbia Bank Director Deferred Compensation Plan, as amended+	Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.12	Columbia Bank Retirement Income Maintenance Plan+	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.13	Columbia Bank Non-Qualified Savings Income Maintenance Plan, as amended+	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.14	Columbia Financial, Inc. 2019 Equity Incentive Plan+	Incorporated by reference to Annex 1 to the Company's Definitive Proxy Materials on Schedule 14A (File No. 001-38456), filed on April 22, 2019

10.15	Amended and Restated Columbia Financial, Inc. Performance Achievement Incentive Plan+	Filed herewith

19.0	Insider Trading Policy	Filed herewith

21.0	Subsidiaries	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

97	Columbia Financial, Inc. Incentive-Compensation Recoupment Policy	Incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K(File No. 001-38456), for the Year Ended December 31, 2023, filed on February 29, 2024

101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Filed herewithin

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Columbia Financial, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for Credit Losses - Loans evaluated on a Collective Basis

As discussed in Note 2 and Note 7 to the consolidated financial statements, the Company’s allowance for credit losses on loans evaluated on a collective basis (the collective ACL) was $59.9 million out of a total allowance for credit losses on loans of $60.0 million as of December 31, 2024. The ACL quantitative allowance for each segment is measured using a discounted cash flow methodology incorporating an econometric probability of default (“PD”), and loss given default (“LGD”) with distinct, segment-specific multi-variate regression models applied. Expected credit losses are estimated over the life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. Historical credit loss experience over a defined period for both the Company and its segment-specific peers provide the basis for the estimate of expected credit losses. Such credit losses are converted to PD rate curves through the use of segment-specific LGD risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment, primarily due to the nature of the underlying collateral. The historical PD curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle. Using the historical relationship between economic conditions and loan performance, management’s expectation of future loan performance is incorporated using an economic forecast of macroeconomic variables. This forecast is applied over a period that management has determined to be reasonable and supportable. The model reverts to long-term average historical loss rates using a straight-line methodology. The Company’s current forecast period is six quarters, with a four-quarter reversion period to long-term average historical loss rates. After quantitative considerations, management applies additional qualitative adjustments that consider the expected impact of certain factors not fully captured in the quantitative allowance.

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

We also evaluated the cumulative results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the December 31, 2024 collective ACL estimates by evaluating the:

•cumulative results of the audit procedures

•qualitative aspects of the Company's accounting practices and

•potential bias in the accounting estimate.

/s/ KPMG LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1972.

New York, New York
March 3, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Columbia Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Columbia Financial, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 3, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

New York, New York
March 3, 2025

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Cash and due from banks	$289,113	$423,140
Short-term investments	110	109
Total cash and cash equivalents	289,223	423,249

Debt securities available for sale, at fair value	1,025,946	1,093,557
Debt securities held to maturity, at amortized cost (fair value of $350,153 and $357,177 at December 31, 2024 and 2023, respectively)	392,840	401,154
Equity securities, at fair value	6,673	4,079
Federal Home Loan Bank stock	60,387	81,022

Loans receivable	7,916,928	7,874,537
Less: allowance for credit losses	59,958	55,096
Loans receivable, net	7,856,970	7,819,441

Accrued interest receivable	40,383	39,345
Office properties and equipment, net	81,772	83,577
Bank-owned life insurance ("BOLI")	274,908	268,362
Goodwill and intangible assets	121,008	123,350
Other real estate owned	1,334	—
Other assets	324,049	308,432
Total assets	$10,475,493	$10,645,568

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$8,096,149	$7,846,556
Borrowings	1,080,600	1,528,695
Advance payments by borrowers for taxes and insurance	45,453	43,509
Accrued expenses and other liabilities	172,915	186,473
Total liabilities	9,395,117	9,605,233

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 131,414,591 shares issued and 104,759,185 shares outstanding at December 31, 2024, and 131,155,268 shares issued and 104,918,905 shares outstanding at December 31, 2023	1,314	1,312
Additional paid-in capital	799,482	791,450
Retained earnings	881,951	893,604
Accumulated other comprehensive loss	(110,368)	(158,735)
Treasury stock, at cost; 26,655,406 shares at December 31, 2024 and 26,236,363 shares at December 31, 2023	(460,980)	(454,128)
Common stock held by the Employee Stock Ownership Plan	(30,207)	(32,478)
Stock held by Rabbi Trust	(3,255)	(2,955)
Deferred compensation obligations	2,439	2,265
Total stockholders' equity	1,080,376	1,040,335
Total liabilities and stockholders' equity	$10,475,493	$10,645,568

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
(In thousands, except share and per share data)

	Years Ended December 31,
	2024	2023	2022
Interest income:
Loans receivable	$382,266	$343,770	$263,559
Debt securities available for sale and equity securities	36,411	28,120	34,221
Debt securities held to maturity	9,966	9,708	9,694
Federal funds and interest-earning deposits	15,181	8,188	474
Federal Home Loan Bank stock dividends	7,602	5,192	1,722
Total interest income	451,426	394,978	309,670
Interest expense:
Deposits	202,383	125,162	27,878
Borrowings	71,061	63,940	15,015
Total interest expense	273,444	189,102	42,893

Net interest income	177,982	205,876	266,777

Provision for credit losses	14,451	4,787	5,485

Net interest income after provision for credit losses	163,531	201,089	261,292

Non-interest income:
Demand deposit account fees	6,507	5,145	5,293
Bank-owned life insurance	7,319	10,126	7,393
Title insurance fees	2,505	2,400	3,423
Loan fees and service charges	4,483	4,510	3,924
(Loss) gain on securities transactions	(35,851)	(10,847)	210
Change in fair value of equity securities	2,594	695	(401)
Gain on sale of loans	906	1,214	178
Other non-interest income	13,431	14,136	10,380
Total non-interest income	1,894	27,379	30,400

Non-interest expense:
Compensation and employee benefits	109,489	120,846	116,926
Occupancy	23,482	22,927	22,589
Federal deposit insurance premiums	7,581	8,639	2,591
Advertising	2,510	2,805	2,865
Professional fees	14,164	9,824	8,158
Data processing and software expenses	15,578	15,039	13,362
Merger-related expenses	1,665	606	2,810
Loss on extinguishment of debt	3,447	300	—
Other non-interest expense	3,419	1,431	5,515
Total non-interest expense	181,335	182,417	174,816

(Loss) income before income tax (benefit) expense	(15,910)	46,051	116,876

Income tax (benefit) expense	(4,257)	9,965	30,703

Net (loss) income	$(11,653)	$36,086	$86,173

(Loss) earnings per share - basic	$(0.11)	$0.35	$0.82
(Loss) earnings per share - diluted	$(0.11)	$0.35	$0.81
Weighted average shares outstanding - basic	101,676,758	102,656,388	105,580,823
Weighted average shares outstanding - diluted	101,839,507	102,894,969	106,193,161

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended December 31,
	2024	2023	2022

Net (loss) income	$(11,653)	$36,086	$86,173

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities available for sale	55,994	29,637	(137,255)
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	3	(10)	(22)
Reclassification adjustment for (loss) gain included in net income	(25,871)	(7,794)	151
	30,126	21,833	(137,126)

Derivatives, net of tax:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	1,779	(918)	5,421
	1,779	(918)	5,421

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(71)	(40)	(41)
Reclassification adjustment of actuarial net (loss) included in net income	(963)	(558)	(1,928)
Change in funded status of retirement obligations	17,496	244	297
	16,462	(354)	(1,672)

Total other comprehensive income (loss)	48,367	20,561	(133,377)

Total comprehensive income (loss), net of tax	$36,714	$56,647	$(47,204)

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity
Balance at December 31, 2023	$1,312	$791,450	$893,604	$(158,735)	$(454,128)	$(32,478)	$(2,955)	$2,265	$1,040,335
Net income	—	—	(11,653)	—	—	—	—	—	(11,653)
Other comprehensive income	—	—	—	48,367	—	—	—	—	48,367
Issuance of common stock allocated to restricted stock award grants (250,830 shares)	2	(2)	—	—	—	—	—	—	—
Stock based compensation	—	6,497	—	—	—	—	—	—	6,497
Purchase of treasury stock (365,116 shares)	—	—	—	—	(5,894)	—	—	—	(5,894)
Exercise of stock options (86,920 shares)	—	(99)	—	—	—	—	—	—	(99)
Restricted stock forfeitures (5,930 shares)	—	99	—	—	(99)	—	—	—	—
Repurchase shares for taxes (47,997 shares)	—	—	—	—	(817)	—	—	—	(817)
Excise tax on net stock repurchases	—	—	—	—	(42)	—	—	—	(42)
Employee Stock Ownership Plan shares committed to be released	—	1,537	—	—	—	2,271	—	—	3,808
Funding of deferred compensation obligations	—	—	—	—	—	—	(300)	174	(126)
Balance at December 31, 2024	$1,314	$799,482	$881,951	$(110,368)	$(460,980)	$(30,207)	$(3,255)	$2,439	$1,080,376

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (continued)
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity
Balance at December 31, 2022	$1,309	$781,165	$857,518	$(179,296)	$(371,708)	$(34,750)	$(3,149)	$2,506	$1,053,595
Net income	—	—	36,086	—	—	—	—	—	36,086
Other comprehensive income	—	—	—	20,561	—	—	—	—	20,561
Issuance of common stock allocated to restricted stock award grants (247,646 shares)	3	7	—	—	—	—	—	—	10
Stock based compensation	—	7,979	—	—	—	—	—	—	7,979
Purchase of treasury stock (4,242,693 shares)	—	—	—	—	(80,497)	—	—	—	(80,497)
Exercise of stock options (44,117 shares)	—	(24)	—	—	—	—	—	—	(24)
Restricted stock forfeitures (29,806 shares)	—	500	—	—	(500)	—	—	—	—
Repurchase shares for taxes (33,667 shares)	—	—	—	—	(623)	—	—	—	(623)
Excise tax on net stock repurchases	—	—	—	—	(800)	—	—	—	(800)
Employee Stock Ownership Plan shares committed to be released	—	1,823	—	—	—	2,272	—	—	4,095
Funding of deferred compensation obligations	—	—	—	—	—	—	194	(241)	(47)
Balance at December 31, 2023	$1,312	$791,450	$893,604	$(158,735)	$(454,128)	$(32,478)	$(2,955)	$2,265	$1,040,335

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(11,653)	$36,086	$86,173
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	4,437	5,606	6,063
Net amortization of premiums and discounts on securities	(819)	1,440	2,771
Net amortization of mortgage servicing rights	241	239	233
Amortization of intangible assets	2,191	2,350	1,980
Depreciation and amortization of office properties and equipment	8,221	7,767	7,317
Amortization of operating lease right-of-use assets	3,904	3,916	3,821
Loss on extinguishment of debt	3,447	300	—
Provision for credit losses	14,451	4,787	5,485
Net loss (gain) on securities transactions	35,851	10,847	(210)
Change in fair value of equity securities	(2,594)	(695)	401
Gain on sale of loans, net	(906)	(1,214)	(178)
Loss on write-down of real estate owned	640	—	—
Net (gain) loss on disposal of office properties and equipment	(188)	168	242
Deferred tax (benefit) expense	(5,986)	3,375	12,769
Increase in accrued interest receivable	(1,038)	(5,447)	(4,689)
Increase in other assets	(12,440)	(33,992)	(9,884)
(Increase) decrease in accrued expenses and other liabilities	(7,298)	3,282	24,998
Income on bank-owned life insurance	(7,319)	(10,126)	(7,393)
Employee stock ownership plan expense	3,808	4,095	4,850
Stock based compensation	6,497	7,979	7,440
Decrease in deferred compensation obligations under Rabbi Trust	(126)	(47)	(31)
Net cash provided by operating activities	$33,321	$40,716	$142,158

Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	$321,233	$277,022	$126,772
Proceeds from paydown/maturities/calls of debt securities available for sale	157,531	100,855	281,959
Proceeds from paydown/maturities/calls of debt securities held to maturity	50,112	20,221	31,151
Purchases of debt securities available for sale	(404,743)	(124,618)	(147,181)
Purchases of debt securities held to maturity	(41,502)	—	(23,298)
Proceeds from sales of loans held-for-sale	18,895	121,372	9,639
Purchases of loans receivable	(78,719)	(14,729)	(8,315)
Net increase in loans receivable	2,249	(311,299)	(987,753)

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Years Ended December 31,
	2024	2023	2022

Proceeds from bank-owned life insurance death benefits	5	1,364	1,031
Proceeds from redemptions of Federal Home Loan Bank stock	57,720	91,132	77,362
Purchases of Federal Home Loan Bank stock	(37,085)	(114,040)	(111,429)
Proceeds from sales of office properties and equipment	1,218	—	1,772
Additions to office properties and equipment	(7,446)	(7,635)	(7,204)
Net cash acquired in acquisitions	—	—	140,769
Net cash provided by (used in) investing activities	$39,468	$39,645	$(614,725)

Cash flows from financing activities:
Net increase (decrease) in deposits	$249,593	$(154,603)	$(71,789)
Proceeds from long-term borrowings	271,205	536,113	335,893
Payments on long-term borrowings	(484,922)	(11,300)	(38,725)
Net (decrease) increase in short-term borrowings	(237,825)	(93,165)	446,808
Repayment of term note	—	(30,300)	—
Increase (decrease) in advance payments by borrowers for taxes and insurance	1,944	(1,951)	7,648
Issuance of common stock for restricted stock awards	—	10	—
Purchase of treasury stock	(5,894)	(80,497)	(93,996)
Exercise of stock options	(99)	(24)	(393)
Repurchase of shares for taxes	(817)	(623)	(4,614)
Net cash (used in) provided by financing activities	$(206,815)	$163,660	$580,832

Net (decrease) increase in cash and cash equivalents	$(134,026)	$244,021	$108,265

Cash and cash equivalents at beginning of year	423,249	179,228	70,963
Cash and cash equivalents at end of year	$289,223	$423,249	$179,228

Cash paid during the period for:
Interest on deposits and borrowings	$274,376	$183,568	$41,077
Income tax payments, net of refunds	$940	$9,253	$15,729

Non-cash investing and financing activities:
Transfer of loans receivable to real estate owned	$1,974	$—	$—
Transfer of loans receivable to loans held-for-sale	$18,079	$120,955	$9,461
Excise tax on net stock repurchases	$42	$800	$—

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Acquisitions:
Non-cash assets acquired:
Debt securities available for sale	$—	$—	$79,024
Equity securities	—	—	1,075
Federal Home Loan Bank stock	—	—	906
Loans receivable	—	—	335,501
Accrued interest receivable	—	—	910
Office properties and equipment, net	—	—	7,296
Bank-owned life insurance	—	—	13,033
Core deposit intangibles	—	—	9,780
Other assets	—	—	6,356
Total non-cash assets acquired	$—	$—	$453,881
Liabilities assumed:
Deposits	$—	$—	$502,732
Borrowings	—	—	5,762
Advance payments by borrowers for taxes and insurance	—	—	1,341
Accrued expenses and other liabilities	—	—	10,568
Total liabilities assumed	$—	$—	$520,403
Net non-cash liabilities assumed	$—	$—	$(66,522)
Net cash and cash equivalents acquired in acquisitions	$—	$—	$140,769

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)    Business

On December 1, 2021, the Company completed its acquisition of Freehold Bancorp, MHC, Freehold Bancorp, Inc. and Freehold Bank (collectively, the "Freehold Entities" or "Freehold"). Pursuant to the terms of the Merger Agreement, Freehold Bancorp, MHC merged with and into the MHC, with the MHC as the surviving entity; and Freehold Bancorp, Inc. merged with and into Columbia Financial, with Columbia Financial as the surviving entity. In connection with the merger, Freehold Bank converted to a federal savings bank and operated as a wholly-owned subsidiary of Columbia Financial, Inc. until October 5, 2024, when the Company merged Freehold Bank into Columbia Bank. Under the terms of the merger agreement, upon the merger of the two banks, depositors of Freehold Bank became depositors of Columbia Bank and have the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at Freehold Bank. The Company issued 2,591,007 shares of its common stock to the MHC, representing an amount equal to the fair value of the Freehold Entities as determined by an independent appraiser, at the effective time of the holding company mergers.

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

(2)    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Columbia Financial, Inc., its wholly-owned subsidiaries, Columbia Bank ("Columbia") (including the accounts of Freehold Bank, which merged with an into Columbia effective as of October 5, 2024), and Columbia's wholly-owned subsidiaries, Columbia Investment Services, Inc., 1901 Residential Management Co. LLC, First Jersey Title Services, Inc., 1901 Commercial Management Co. LLC, Stewardship Realty LLC, Columbia Insurance Services, Inc. (formerly known as "RSI Insurance Agency, Inc."), and 19-01 Community Development Corporation, (collectively, the “Company”). In May 2024, Columbia dissolved its wholly-owned subsidiary 2500 Broadway Corp. and CSB Realty Corp, a wholly-owned subsidiary of 2500 Broadway Corp. The accounts of the MHC are not consolidated in the consolidated financial statements of the Company. In consolidation, all intercompany accounts and transactions are eliminated. Certain reclassifications have been made in the consolidated financial statements to conform to current year classifications.

The Company also owns 100% of the common stock of Stewardship Statutory Trust I (the "Trust"), a statutory business trust incorporated in Delaware which was acquired in the Company's merger with Stewardship Financial in November 2019. In accordance with ASC Topic 810, Consolidation, the Trust was classified as a variable interest entity and did not satisfy the conditions for consolidation. Accordingly, the Trust, which owns $7.0 million of trust preferred securities, which represents 100% of the Trust's assets, is treated as an unconsolidated subsidiary.

Basis of Financial Statement Presentation

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), including the elimination of all significant intercompany accounts and transactions during consolidation. In preparing the consolidated financial statements, management is required to make estimates, significant judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates of the Consolidated Statements of Financial Condition and Consolidated Statements of Income for the periods presented. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations. Material estimates that involve significant judgements and assumptions that are particularly susceptible to change are the determination of the adequacy of the allowance for credit losses, evaluation of goodwill for impairment, evaluation of other-than-temporary impairment on securities, evaluation of the need for valuation allowances on deferred tax assets, and determination of liabilities related to retirement and other post-retirement benefits. These estimates, significant judgements and assumptions are evaluated on an ongoing basis and are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile securities markets, and declines in the housing market and the economy generally have combined to increase the uncertainty inherent in such estimates and assumptions. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

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

In accordance with ASC Topic 326, Financial Instruments Credit Losses, for available for sale securities, the Company first assesses whether a loss is from credit or other factors and considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost, a credit loss would be recorded through an allowance for credit losses, limited by the amount that the fair value is less than the amortized cost basis.

The fair values of these securities are based on market quotations or matrix pricing as discussed in note 17. The Company evaluates securities for other-than-temporary impairment at each reporting period and more frequently when economic or market conditions warrant such evaluation. In this evaluation, if such declines were deemed other-than-temporary, management would measure the total credit-related component of the unrealized loss and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to OCI. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell securities or if its more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary and would be recognized in current period earnings.

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

A loan is considered delinquent when payment has not been received within 30 days of its contractual due date, or when the Company does not expect to receive all principal and interest payments owned substantially in accordance with the terms of the loan agreement, regardless of the past due status. Generally, a loan is designated as a non-accrual loan when the payment is 90 days or more in arrears of its contractual due date, or if the following criteria are met: i) the current debt-service coverage ratio is equal to or is in excess of 1.0x; ii) the guarantor does not demonstrate the capacity to support the annual debt service requirement; and iii) the loan-to-value percentage is greater than 90%. Non-accruing residential and consumer loans are returned to accrual status after there has been a sustained period of repayment performance (generally six months of payments) and both principal and interest are deemed collectible. Non-accruing commercial loans are returned to accrual status after there has been a sustained period of repayment performance and both principal and interest are deemed collectible.

When a loan is placed on non-accrual status, any interest accrued but not received is reversed against interest income. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the ability to collect the loan. The Company identifies loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans, and other loans for which management may have concerns about collectability.

On a case-by-case basis, the Company may evaluate individual loans for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. The Company considers the population of loans in its analysis to include loans not accruing interest and loan modifications. Other loans may be included in the population of loans to be evaluated if management has specific information of a collateral shortfall. Loans individually analyzed are measured based on the fair value of collateral if the loan is collateral dependent, or cash flows discounted at the loan-level effective interest rate. Payments received on individually analyzed loans are recognized on a cash basis.

Purchased Credit-Deteriorated ("PCD") Loans

Loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased with credit deterioration (“PCD”) loans. The Company evaluated acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) loan modification; (3) risk ratings of special mention, substandard or doubtful; and (4) delinquency status. At the acquisition date, an estimate of expected credit losses was made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium.

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

Other Real Estate Owned ("OREO")

OREO is comprised of properties acquired in partial or total satisfaction of problem loans. The properties are recorded at fair value less estimated costs to sell on the date acquired or on the date that the Company acquires effective control over the property. Gains or losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. During the holding period OREO continues to be measured at the lower of cost or fair value less estimated costs to sell, and any subsequent declines in value are expensed as incurred. Gains and losses realized from the sale of OREO, as well as valuation adjustments and expenses of operation, are included in non-interest expense.

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

The ACL quantitative allowance for each segment is measured using a discounted cash flow methodology incorporating an econometric, probability of default ("PD") and loss given default ("LGD") with distinct segment-specific multi-variate regression models applied. Expected credit losses are estimated over the life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for the modeled cash flows, adjusted for model defaults and expected prepayments and discounted at the loan-level effective interest rate. The contractual term excludes expected extensions, renewals, and modifications.

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

For our non-performing loans, the allowance is determined on an individual basis using the present value of the expected cash flows, or for collateral dependent loans, the fair value less estimated costs to sell. We continue to assess the collateral of loans and update our appraisals on these loans on an annual basis. To the extent the property values decline, there could be additional losses on these non-performing assets, which may be material. Management considered these market conditions in deriving the estimated ACL. Should economic difficulties occur, the ultimate amount of loss could vary from our current estimate.

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

Modification of Loans ("Modifications")

On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the accounting guidance for troubled debt restructurings ("TDRs") while enhancing disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. Modifications made to borrowers experiencing financial difficulty may include principal or interest forgiveness, forbearance, interest rate reductions, term extensions, or a combination of these events intended to minimize economic loss and avoid foreclosure or repossession of collateral.

The Company evaluates whether the modifications represent a new loan or a continuation of an existing loan. A modification or refinancing results in a new loan if the terms of the new loan are at least favorable to the Company and customers with similar collection risks who are not refinancing or restructuring their loan, and the modification to the terms of the loan is deemed to be more than minor. A modification is considered to be more than minor if the difference between the present value of the cash flows of the new obligation and the remaining cash flows of the original obligation, both discounted using the effective interest rate of the original debt, is 10% or greater.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Loans Sold and Serviced

The Company periodically sells loans to investors and retains the servicing of these loans for a fee. Gains or losses on the sale of loans are recorded on trade date using the specific-identification method.

Office Properties and Equipment

Land is carried at cost. Office properties, land and building improvements, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of office properties and equipment is computed on a straight-line basis over their estimated useful lives (generally 40 years for buildings, 10 years to 20 years for land and building improvements, 2 years to 10 years for furniture and equipment). Leasehold improvements, carried at cost, net of accumulated depreciation, are amortized over the terms of the related leases or the estimated useful lives of the assets, whichever is shorter. Major improvements are capitalized, while repairs and maintenance costs are charged to expense as incurred. Upon retirement or sale, any gain or loss is recognized as incurred.

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

Goodwill and Intangible Assets

Intangible assets of the Company consist of goodwill, core deposit intangibles and mortgage servicing rights. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual goodwill impairment test as of December 31, 2024, based upon its qualitative assessment of goodwill and concluded that goodwill was not impaired and no further quantitative analysis was warranted.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Post-retirement Benefits

The Company provides certain health care and life insurance benefits to eligible retired employees under a Post-retirement Plan. The Company accrues the cost of retiree health care and other benefits during the employee's period of active service. Effective January 1, 2019, the Post-retirement Plan was closed to new hires.

Through the acquisition of the RSI Entities, the Company acquired a non-funded Post-retirement Plan. This defined benefit post-retirement healthcare plan covers substantially all retirees and employees. Effective January 1, 2024, the RSI Post-retirement Plan was merged into the Columbia Bank Post-retirement Plan.

Employee Benefit Plans

The Company maintains a single employer, tax-qualified defined benefit pension plan (the "Pension Plan") which covers full-time employees that satisfy the Pension Plan's eligibility requirements. The benefits are based on years of service and the employee's average compensation for the highest five consecutive years of employment. Effective October 1, 2018, the Pension Plan was closed to new hires.

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

Through the acquisition of the RSI Entities, the Company acquired a funded pension plan. The benefits are based on years of service and the employee’s compensation, as defined. The Plan was amended effective March 31, 2011, to freeze the Plan so that no employee shall commence or recommence participation in the Plan, that there shall be no further benefit accruals under the Plan, and that compensation received after the effective date shall not be recognized for any purpose under the Plan. Effective September 30, 2023, the RSI Pension Plan was merged into the Columbia Bank Pension Plan.

The Company also maintains a Retirement Income Maintenance Plan (the "RIM Plan") which is a non-qualified defined benefit plan which provides benefits to all employees of the Company if their benefits under the Pension Plan are limited by Internal Revenue Code Sections 415 and 401(a)(17).

Columbia Bank has a 401(k) plan covering substantially all employees. Columbia Bank may match a percentage of the first 3.00% to 4.50% contributed by participants. Columbia's matching contribution, if any, is determined by their Board of Directors in its sole discretion.

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

Columbia Bank has a Supplemental Executive Retirement Plan ("SERP"). The SERP is a non-qualified plan which provides supplemental retirement benefits to eligible officers (those designated by the Board of Directors) of the Company who are prevented from receiving the full benefits contemplated by the ESOP's benefit formulas under tax law limits for tax-qualified plans. In addition, the Company maintains a stock based deferral plan (the "Stock Based Deferral Plan") for certain executives and directors. The Company records a deferred compensation equity account and corresponding contra-equity account for the cost of the shares held by the Stock Based Deferral Plan and SERP.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Employee Benefit Plans (continued)

The Company also has a Supplemental Executive Retirement Plan for Certain Executives, as designated by the Board of Directors, to provide non-qualified retirement benefits to participants.

Columbia Bank also maintains a non-qualified savings income maintenance deferred compensation plan (the "SIM Plan") that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the 401(k) Plan under tax law limits for tax-qualified plans, and a Deferred Compensation Plan for directors.

Columbia Bank also sponsors a directors retirement plan, a director and executive deferred compensation plan, and a supplemental executive retirement plan for certain current and former directors and officers of the Bank.

Through the acquisition of the RSI Entities, the Company also acquired an executive incentive retirement plan, a director and executive deferred compensation plan, a supplemental executive retirement plan, a key life insurance plan and a split-dollar life insurance plan for certain current and former directors and officers of the Bank.
Through the acquisition of the Freehold Entities, the Company also acquired a supplemental executive retirement plan, a director and executive deferred retirement income plan, and a director deferred retirement plan for current and former directors and officers of the Bank.

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

The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2024 and 2023. The Company policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. The Company did not recognize any interest and penalties during the years ended December 31, 2024, 2023 and 2022.

On July 1, 2018, New Jersey enacted legislation which adds to the state’s 9.0% Corporation Business Tax rate (i) a 2.5% surtax for periods beginning in 2018 and 2019 and (ii) a 1.5% surtax for periods beginning in 2020 and 2021. Subsequently, on September 12, 2020, New Jersey enacted legislation that restored and extended the 2.5% Corporation Business Tax surcharge to apply retroactively from January 1, 2020 through December 31, 2023. These surtaxes applied to corporations with more than $1.0 million of net income allocated to New Jersey. On June 28, 2024, New Jersey enacted into law a new Corporate Transit Fee, which increases the New Jersey corporate tax rate from 9.0% to 11.5%. This fee will be imposed on businesses that have New Jersey taxable income of $10.0 million or more for tax years beginning January 1, 2024 through December 31, 2028.

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

Segment Reporting

The Company’s operations are substantially in the financial services industry and include providing traditional banking and other financial services to its customers. Operating segments are components of a business about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company operates primarily in New Jersey through a single reportable operating segment upon which management makes decisions regarding how to allocate resources and assess performance. While the Company’s chief operating decision maker has some limited financial information about the Company's various financial products and services, that information is not complete since it does not include a full allocation of revenue, costs, and capital from key corporate functions; therefore, the Company evaluates financial performance on the Company-wide basis. Management continues to evaluate these business units for separate reporting as facts and circumstances change.

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

Accounting Pronouncements Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances segment reporting under Topic 820 by expanding the breadth and frequency of segment disclosures. The ASU requires a public entity to disclose entity-wide and segment information in the notes to the financial statements. Disclosures include the measure of profit or loss that the chief operating decision maker uses to assess segment performance and decide how to allocate resources, as well as certain specified amounts included in that measure. This ASU was effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this guidance as of December 31, 2024, on a retrospective basis. As it is only disclosure related, this ASU did not have an impact on the Company's consolidated financial statements. See note 22 for additional information.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)     Acquisitions

Freehold Bank

On December 1, 2021, the Company completed its acquisition of Freehold Bancorp, MHC, Freehold Bancorp, Inc. and Freehold Bank (collectively, the "Freehold Entities" or "Freehold"). Pursuant to the terms of the Merger Agreement, Freehold Bancorp, MHC merged with and into the MHC, with the MHC as the surviving entity; and Freehold Bancorp, Inc. merged with and into Columbia Financial, with Columbia Financial as the surviving entity. In connection with the merger, Freehold Bank converted to a federal savings bank and operated as a wholly-owned subsidiary of Columbia Financial, Inc. until October 5, 2024, when the Company merged Freehold Bank into Columbia Bank. Under the terms of the merger agreement, upon the merger of the two banks, depositors of Freehold Bank become depositors of Columbia Bank and have the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at Freehold Bank. The Company issued 2,591,007 shares of its common stock to the MHC, representing an amount equal to the fair value of the Freehold Entities as determined by an independent appraiser, at the effective time of the holding company mergers.

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the Freehold Entities totaled $1.7 million, $413,000, and $11,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the RSI Entities totaled $0, $193,000 and $2.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of May 1, 2022, and resulted in the recognition of goodwill of $28.0 million. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. During the third quarter of 2022, the Company completed all tax returns related to the operation of RSI Bank and its impact on the Company's income taxes, which resulted in a $2.0 million adjustment to deferred income taxes, net, and a corresponding decrease in goodwill. During the fourth quarter of 2022, the Company recorded an adjustment of approximately $491,000 to the original discounted fair value, which resulted in a decrease in additional paid-in-capital, and a corresponding decrease in goodwill. At both December 31, 2024 and 2023, goodwill related to the acquisition of the RSI Entities totaled $25.5 million.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)     Debt Securities Available for Sale

    Debt securities available for sale at December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$314,494	$810	$(602)	$314,702
Mortgage-backed securities and collateralized mortgage obligations	729,488	173	(106,704)	622,957
Municipal obligations	2,378	3	(22)	2,359
Corporate debt securities	95,508	123	(9,703)	85,928
	$1,141,868	$1,109	$(117,031)	$1,025,946

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$146,387	$924	$(1,810)	$145,501
Mortgage-backed securities and collateralized mortgage obligations	1,009,508	20	(141,943)	867,585
Municipal obligations	2,770	—	(68)	2,702
Corporate debt securities	92,565	2	(14,798)	77,769
	$1,251,230	$946	$(158,619)	$1,093,557

    The amortized cost and fair value of debt securities available for sale at December 31, 2024, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	December 31, 2024
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$124,990	$124,798
More than one year to five years	216,273	216,089
More than five years to ten years	71,117	62,102
	$412,380	$402,989
Mortgage-backed securities and collateralized mortgage obligations	729,488	622,957
	$1,141,868	$1,025,946

Mortgage-backed securities and collateralized mortgage obligations totaling $729.5 million at amortized cost, and $623.0 million at fair value, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)     Debt Securities Available for Sale (continued)

During the year ended December 31, 2024, proceeds from the sale of debt securities available for sale totaled $321.2 million, resulting in no gross gains and $35.9 million of gross losses. There was one called debt security available for sale totaling $2.0 million, and $15.0 million in maturities of debt securities available for sale during the year ended December 31, 2024.

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

Debt securities available for sale having a carrying value of $343.4 million and $286.6 million, at December 31, 2024 and 2023, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at December 31, 2024 and 2023 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$126,197	$(602)	$—	$—	$126,197	$(602)
Mortgage-backed securities and collateralized mortgage obligations	93,763	(475)	476,559	(106,229)	570,322	(106,704)
Municipal obligations	—	—	1,346	(22)	1,346	(22)
Corporate debt securities	—	—	80,805	(9,703)	80,805	(9,703)
	$219,960	$(1,077)	$558,710	$(115,954)	$778,670	$(117,031)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$21,344	$(1,810)	$21,344	$(1,810)
Mortgage-backed securities and collateralized mortgage obligations	54	(4)	863,026	(141,939)	863,080	(141,943)
Municipal obligations	—	—	2,702	(68)	2,702	(68)
Corporate debt securities	—	—	75,765	(14,798)	75,765	(14,798)
	$54	$(4)	$962,837	$(158,615)	$962,891	$(158,619)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)     Debt Securities Available for Sale (continued)

The number of securities in an unrealized loss position at December 31, 2024 totaled 185, compared with 329 at December 31, 2023. All temporarily impaired securities were investment grade as of December 31, 2024 and 2023, except two corporate debt securities which were rated BB+, totaling approximately $8.4 million and $8.1 million at December 31, 2024 and 2023, respectively.

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

There was no activity in the allowance for credit losses on debt securities available for sale during the years ended December 31, 2024 and 2023.

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable in the Consolidated Statements of Financial Condition, which totaled $4.7 million and $3.7 million at December 31, 2024 and 2023, respectively, and is excluded from the estimate of credit losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Debt Securities Held to Maturity

Debt securities held to maturity at December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$44,871	$—	$(5,288)	$—	$39,583
Mortgage-backed securities and collateralized mortgage obligations	347,969	8	(37,407)	—	310,570
	$392,840	$8	$(42,695)	$—	$350,153

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$49,871	$—	$(5,902)	$—	$43,969
Mortgage-backed securities and collateralized mortgage obligations	351,283	—	(38,075)	—	313,208
	$401,154	$—	$(43,977)	$—	$357,177

The amortized cost and fair value of debt securities held to maturity at December 31, 2024, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	December 31, 2024
	Amortized Cost	Fair Value
	(In thousands)

More than one year to five years	$24,874	$23,289
More than five years to ten years	9,997	8,687
More than ten years	10,000	7,607
	44,871	39,583
Mortgage-backed securities and collateralized mortgage obligations	347,969	310,570
	$392,840	$350,153

Mortgage-backed securities and collateralized mortgage obligations totaling $348.0 million at amortized cost, and $310.6 million at fair value at December 31, 2024, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

During the year ended December 31, 2024, there were no sales or maturities of debt securities held to maturity. There was one called debt security held to maturity totaling $5.0 million during the year ended December 31, 2024.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Debt Securities Held to Maturity (continued)
Debt securities held to maturity having a carrying value of $247.6 million and $202.9 million, at December 31, 2024 and 2023, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at December 31, 2024 and 2023 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$39,583	$(5,288)	$39,583	$(5,288)
Mortgage-backed securities and collateralized mortgage obligations	41,030	(605)	267,756	(36,802)	308,786	(37,407)
	$41,030	$(605)	$307,339	$(42,090)	$348,369	$(42,695)

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$43,969	$(5,902)	$43,969	$(5,902)
Mortgage-backed securities and collateralized mortgage obligations	—	—	313,208	(38,075)	313,208	(38,075)
	$—	$—	$357,177	$(43,977)	$357,177	$(43,977)

The number of securities in an unrealized loss position at December 31, 2024 totaled 105, compared with 108 at December 31, 2023. All temporarily impaired securities were investment grade as of December 31, 2024 and 2023.

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities held to maturity. Accrued interest receivable on debt securities held to maturity is reported as a component of accrued interest receivable in the Consolidated Statements of Financial Condition, which totaled $898,000 and $997,000 at December 31, 2024 and 2023, respectively, and is excluded from the estimate of credit losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(6)    Equity Securities at Fair Value

The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, preferred stock in U.S. Government agencies, and a Community Reinvestment Act qualifying bond fund which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at December 31, 2024 and 2023 was $6.7 million and $4.1 million, respectively.

The Company recorded a net increase in the fair value of equity securities of $2.6 million and $695,000 during the years ended December 31, 2024 and 2023, respectively, as a component of non-interest income.

During the years ended December 31, 2024, 2023, and 2022, there were no sales of equity securities.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses

Loans receivable at December 31, 2024 and 2023 are summarized as follows:

	December 31,
	2024	2023
	(In thousands)
Real estate loans:
One-to-four family	$2,710,937	$2,792,833
Multifamily	1,460,641	1,409,187
Commercial real estate	2,339,883	2,377,077
Construction	473,573	443,094
Commercial business loans	622,000	533,041
Consumer loans:
Home equity loans and advances	259,009	266,632
Other consumer loans	3,404	2,801
Total gross loans	7,869,447	7,824,665
Purchased credit-deteriorated loans	11,686	15,089
Net deferred loan costs, fees and purchased premiums and discounts	35,795	34,783
Loans receivable	$7,916,928	$7,874,537

The Company had no loans held-for-sale at December 31, 2024 and 2023. During the year ended December 31, 2024, the Company sold $8.9 million, $3.3 million, and $6.8 million of one-to-four family real estate loans, construction loans, and SBA loans included in commercial business loans held-for sale, respectively, resulting in gross gains of $906,000 and no gross losses. During the year ended December 31, 2023, the Company sold $73.4 million, $21.4 million, $8.1 million, and $18.4 million of one-to-four family real estate loans and home equity loans, commercial real estate loans, construction loans, and SBA loans included in commercial business loans held-for-sale, respectively, resulting in gross gains of $2.3 million and gross losses of $1.0 million. During the year ended December 31, 2022, the Company sold $2.7 million, $2.8 million, and $4.1 million of one-to-four family real estate loans, SBA loans included in commercial business loans and construction loans held-for-sale, respectively, resulting in gross gains of $242,000 and gross losses of $64,000.

During the year ended December 31, 2024, the Company purchased $78.7 million of commercial real estate and participation loans from a third-party financial institution. During the year ended December 31, 2023, the Company purchased a $14.7 million commercial real estate participation loan from a third party. During the year ended December 31, 2022, the Company purchased $8.3 million of one-to-four family real estate loans from third parties.

At December 31, 2024 and 2023, commercial business loans included $47,000, and $809,000, respectively, in SBA Payroll Protection Program ("PPP") loans.

At December 31, 2024 and 2023, the carrying value of loans serviced by the Company for investors was $503.9 million and $551.0 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition. Servicing income totaled $1.4 million, $1.4 million, and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The Company has granted loans to certain officers and directors of the Company and its subsidiaries and to their associates. At December 31, 2024 and 2023, such loans totaled approximately $2.6 million and $9.1 million, respectively. During the year ended December 31, 2024, Columbia Bank granted no new loans to related parties. During the years ended December 31, 2023 and 2022 one new loan was granted to a related party totaling $100,000, and two new loans were granted to related parties for $751,000, respectively. These loans are performing in accordance with their original terms.

The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCD loans, at December 31, 2024 and 2023:

	December 31, 2024
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$11,685	$6,250	$3,729	$21,664	$8,750	$2,689,273	$2,710,937
Multifamily	13,626	—	—	13,626	—	1,447,015	1,460,641
Commercial real estate	4,394	632	—	5,026	2,920	2,334,857	2,339,883
Construction	6,205	—	—	6,205	—	467,368	473,573
Commercial business loans	3,713	2,643	2,365	8,721	9,785	613,279	622,000
Consumer loans:
Home equity loans and advances	1,026	372	126	1,524	246	257,485	259,009
Other consumer loans	—	3	—	3	—	3,401	3,404
Total loans	$40,649	$9,900	$6,220	$56,769	$21,701	$7,812,678	$7,869,447

	December 31, 2023
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$11,079	$4,254	$1,558	$16,891	$3,139	$2,775,942	$2,792,833
Multifamily	—	—	—	—	—	1,409,187	1,409,187
Commercial real estate	1,711	2,472	2,740	6,923	2,740	2,370,154	2,377,077
Construction	—	—	—	—	—	443,094	443,094
Commercial business loans	1,727	4,917	6,518	13,162	6,518	519,879	533,041
Consumer loans:
Home equity loans and advances	779	14	170	963	221	265,669	266,632
Other consumer loans	1	—	—	1	—	2,800	2,801
Total loans	$15,297	$11,657	$10,986	37,940	$12,618	$7,786,725	$7,824,665

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date, or when the Company does not expect to receive all principal and interest payments owed substantially in accordance with the terms of the loan agreement, regardless of the past due status. Non-accruing loans are returned to accrual status after there has been a sustained period of repayment performance and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans for which management may have concerns about collectability.

At December 31, 2024 and 2023, non-accrual loans totaled $21.7 million and $12.6 million, respectively. Included in non-accrual loans at December 31, 2024 and 2023, are 31 and 10 loans totaling $15.5 million and $1.6 million which are less than 90 days in arrears.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

If non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.5 million, $909,000, and $392,000 for the years ended December 31, 2024, 2023 and 2022, respectively. The amount of cash basis interest income that was recognized on these loans during the years ended December 31, 2024, 2023 and 2022, was $821,000, $358,000, and $161,000, respectively.

At December 31, 2024 and 2023, there were no loans past due 90 days or more still accruing interest.

Purchased credit-deteriorated ("PCD") loans were loans acquired at a discount primarily due to deteriorated credit quality. These loans were initially recorded at fair value at acquisition, based upon the present value of expected future cash flows, with no related allowance for credit losses. Loans acquired in a business combination are recorded in accordance with ASC Topic 326, which requires loans as of the acquisition date, which have experienced a more than insignificant deterioration in credit quality since origination, to be classified as PCD loans.

At December 31, 2024 and 2023, PCD loans acquired in the Stewardship Financial Corporation acquisition totaled $1.2 million and $1.7 million, respectively, PCD loans acquired in the Freehold Bank acquisition totaled $241,000 and $2.8 million, respectively, and PCD loans acquired in the RSI Bank acquisition totaled $10.3 million and $10.6 million, respectively.

We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At December 31, 2024, the Company held one commercial property with a carrying value of $1.3 million in other real estate owned that was acquired through foreclosure on a nonresidential mortgage loan. At December 31, 2023, the Company had no real estate owned. At December 31, 2024, we had four residential mortgage loans with carrying values totaling $1.1 million collateralized by residential real estate, which were in the process of foreclosure. At December 31, 2023 we had one residential mortgage loan and one home equity loan with a total carrying value of $576,000 and $93,000, respectively, collateralized by residential real estate which were in the process of foreclosure.

On January 1, 2022, the Company adopted CECL (ASC Topic 326), which replaced the historical incurred loss methodology with an expected loss methodology. The loan portfolio segmentation was expanded to seven portfolio segments taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans receivable. Accrued interest receivable on loans receivable is reported as a component of accrued interest receivable in the Consolidated Statements of Financial Condition, which totaled $33.5 million and $32.9 million at December 31, 2024 and 2023, respectively and is excluded from the estimate of credit losses.

The allowance for credit losses ("ACL") is established through the provision for credit losses that are charged to income, which is based upon an evaluation of estimated losses in the current loan portfolio, including the evaluation of individually analyzed loans. Charge-offs against the ACL are taken on loans where management determines that the collection of loan principal and interest is unlikely. Recoveries made on loans that have been charged-off are credited to the ACL. Although we believe we have established and maintained the ACL on loans at appropriate levels, changes in reserves may be necessary if actual economic and other conditions differ substantially from the forecast used in estimating the ACL.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The following tables summarize loans receivable (including PCD loans) and allowance for credit losses by portfolio segment and impairment method at December 31, 2024 and 2023:

	December 31, 2024
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually analyzed loans	$—	$—	$—	$—	$—	$—	$—	$—
Collectively analyzed loans	13,169	9,542	15,940	6,703	13,112	1,452	7	59,925
Loans acquired with deteriorated credit quality	4	—	29	—	—	—	—	33
Total	$13,173	$9,542	$15,969	$6,703	$13,112	$1,452	$7	$59,958

Total loans:
Individually analyzed loans	$9,167	$5,743	$7,517	$—	$15,184	$331	$—	$37,942
Collectively analyzed loans	2,701,770	1,454,898	2,332,366	473,573	606,816	258,678	3,404	7,831,505
Loans acquired with deteriorated credit quality	1,815	—	9,425	—	300	146	—	11,686
Total loans	$2,712,752	$1,460,641	$2,349,308	$473,573	$622,300	$259,155	$3,404	$7,881,133

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

The following tables presents the modifications of loans to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2024 and 2023:

	For the Year Ended December 31, 2024
	Amortized Cost	Interest Rate Reduction	Term Extension	% of Total Class of Loans Receivable
	(In thousands)

Commercial real estate	$1,536	$1,536	$—	0.07%
Commercial business	5,630	—	5,630	0.91
Total loans	$7,166	$1,536	$5,630	0.09%

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

	For the Year Ended December 31, 2023
	Amortized Cost	Term Extension	Combination of Term Extension, Interest Rate Reduction, and Principal Forgiveness	% of Total Class of Loans Receivable
	(In thousands)

Commercial real estate	$1,038	$1,038	$—	0.04%
Construction	2,317	2,317	—	0.52
Commercial business	5,240	240	5,000	0.98
Total loans	$8,595	$3,595	$5,000	0.11%

The following table describes the types of modifications of loans to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023:

For the Year Ended December 31, 2024
Type of Modifications

Commercial real estate	Interest rate reduction
Commercial business	Term extensions ranging between 15 and 60 months

For the Year Ended December 31, 2023
Type of Modifications

Commercial real estate	12 month term extension
Construction	12 month term extension
Commercial business	12 month term extension, interest rate reduction, and/or principal forgiveness

The Company closely monitors the performance of modifications of loans to borrowers experiencing financial difficulty to understand the effectiveness of these modification efforts. The Company did not extend any commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the years ended December 31, 2024 and 2023.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The following tables presents the aging analysis of modifications of loans to borrowers experiencing financial difficulty at December 31, 2024 and 2023:

		December 31, 2024
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)

Commercial real estate	$1,520	$—	$—	$—	$1,029	$2,549
Commercial business	1,759	39	—	—	2,050	3,848
Total loans	$3,279	$39	$—	$—	$3,079	$6,397

		December 31, 2023
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)

Commercial real estate	$1,035	$—	$—	$—	$—	$1,035
Construction	2,317	—	—	—	—	2,317
Commercial business	—	—	4,917	—	237	5,154
Total loans	$3,352	$—	$4,917	$—	$237	$8,506

The activity in the allowance for credit losses on loans for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)

Balance at beginning of period	$55,096	$52,803	$62,689
Impact of Adopting ASU No. 2016-13 ("CECL") effective January 1, 2022	—	—	(16,443)
Initial allowance related to PCD loans	—	—	633
Provision for credit losses	14,451	4,787	5,969
Recoveries	609	1,000	593
Charge-offs	(10,198)	(3,494)	(638)
Balance at end of period	$59,958	$55,096	$52,803

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2024, 2023, and 2022, are as follows:

	For the Year Ended December 31, 2024
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Balance at beginning of period	$13,017	$8,742	$15,757	$7,758	$7,923	$1,892	$7	$55,096
Provision for (reversal of) credit losses	147	800	296	(1,059)	14,467	(459)	259	14,451
Recoveries	11	—	36	4	536	19	3	609
Charge-offs	(2)	—	(120)	—	(9,814)	—	(262)	(10,198)
Balance at end of period	$13,173	$9,542	$15,969	$6,703	$13,112	$1,452	$7	$59,958

	For the Year Ended December 31, 2023
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Balance at beginning of period	$11,802	$7,877	$18,111	$6,425	$6,897	$1,681	$10	$52,803
Provision for (reversal of) credit losses	1,783	865	(2,225)	1,333	2,765	160	106	4,787
Recoveries	17	—	21	—	879	77	6	1,000
Charge-offs	(585)	—	(150)	—	(2,618)	(26)	(115)	(3,494)
Balance at end of period	$13,017	$8,742	$15,757	$7,758	$7,923	$1,892	$7	$55,096

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The following tables present individually analyzed loans by segment, excluding PCD loans, at December 31, 2024 and 2023:

	At December 31, 2024
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$9,167	$9,216	$—
Multifamily	5,743	5,743	—
Commercial real estate	7,517	8,089	—
Commercial business loans	15,184	19,553	—
Consumer loans:
Home equity loans and advances	331	331	—
	37,942	42,932	—
With a specific allowance recorded:
	—	—	—
Total:
Real estate loans:
One-to-four family	9,167	9,216	—
Multifamily	5,743	5,743	—
Commercial real estate	7,517	8,089	—
Commercial business loans	15,184	19,553	—
Consumer loans:
Home equity loans and advances	331	331	—
Total loans	$37,942	$42,932	$—

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

Specific allocations of the allowance for credit losses attributable to individually analyzed loans totaled $0 and $614,000 at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, impaired loans for which there was no related allowance for credit losses totaled $37.9 million and $19.9 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The following table presents interest income recognized for individually analyzed loans by loan segment, excluding PCD loans, for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024		2023		2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$4,515	$16	$4,328	$196	$4,385	$203
Multifamily	2,383	1	420	19	598	28
Commercial real estate	9,818	204	16,234	694	16,479	733
Commercial business loans	11,761	100	6,134	331	1,289	88
Consumer loans:
Home equity loans and advances	245	3	646	42	785	39
Totals	$28,722	$324	$27,762	$1,282	$23,536	$1,091

Management prepares an analysis each quarter that categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial business, etc.) and loan risk rating. The categorization of loans into risk categories is based upon relevant information about the borrower's ability to service their debt.

The Company utilizes a risk rating system to summarize its loan portfolio into categories with similar risk characteristics. Loans deemed to be “acceptable quality” are rated 1 through 4w, with a rating established for loans with minimal risk. Loans rated 4w are watch loans, which may have a potential concern that warrants increased oversight and tracking by management. We enhanced our level of scrutiny and focus regarding documentation related to credit risk rating benchmark guidelines that pertain to debt-service coverage ratios, LTV ratios, borrower strength, asset quality, and funded cash reserves. Other factors such as guarantees, market strength and remaining loan term and borrower equity are also reviewed and are factored into determining the credit risk rating assigned to each loan. Loans that are deemed to be of “questionable quality” are rated 5 (Special Mention) or 6 (Substandard). Loans with adverse classifications are rated 7 (Doubtful) or 8 (Loss). The risk ratings are also confirmed through periodic loan review examinations which are currently performed by both an independent third-party and the Company's credit risk review department. The Company requires an annual review be performed above certain dollar thresholds, depending on loan type, to help determine the appropriate risk ratings. Results from examinations are presented to the Audit Committee of the Board of Directors.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating, excluding PCD loans, at December 31, 2024 and 2023:

	Loans by Year of Origination at December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$112,748	$154,862	$755,791	$745,505	$250,819	$681,085	$—	$—	$2,700,810
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,399	2,115	1,623	598	4,392	—	—	10,127
Total One-to-Four Family	112,748	156,261	757,906	747,128	251,417	685,477	—	—	2,710,937
Gross charge-offs	—	—	—	—	—	2	—	—	2

Multifamily
Pass	35,835	131,728	320,011	338,781	169,959	446,956	—	—	1,443,270
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	5,743	9,272	—	2,356	—	—	17,371
Total Multifamily	35,835	131,728	325,754	348,053	169,959	449,312	—	—	1,460,641
Gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	122,219	189,692	454,357	370,684	153,058	920,255	—	—	2,210,265
Special mention	—	—	994	—	2,776	33,737	—	—	37,507
Substandard	—	—	14,938	993	3,696	72,484	—	—	92,111
Total Commercial Real Estate	122,219	189,692	470,289	371,677	159,530	1,026,476	—	—	2,339,883
Gross charge-offs	—	—	—	—	—	120	—	—	120

Construction
Pass	64,631	163,466	198,938	35,443	—	—	—	—	462,478
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	11,095	—	—	—	—	—	11,095
Total Construction	64,631	163,466	210,033	35,443	—	—	—	—	473,573
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business
Pass	$105,272	$57,038	$50,164	$28,995	$22,253	$38,997	$281,289	$—	$584,008
Special mention	—	—	108	—	294	106	2,371	—	2,879
Substandard	—	183	1,366	486	1,100	6,319	25,659	—	35,113
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Business	105,272	57,221	51,638	29,481	23,647	45,422	309,319	—	622,000
Gross charge-offs	—	—	167	195	—	3,760	5,692	—	9,814

Home Equity Loans and Advances
Pass	14,999	15,169	17,655	15,674	8,974	76,210	41,098	68,899	258,678
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	50	—	—	—	219	62	—	331
Total Home Equity Loans and Advances	14,999	15,219	17,655	15,674	8,974	76,429	41,160	68,899	259,009
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other Consumer Loans
Pass	2,859	85	85	8	—	63	304	—	3,404
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	2,859	85	85	8	—	63	304	—	3,404
Gross charge-offs	—	74	121	65	—	2	—	—	262

Total Loans	458,563	713,672	1,833,360	1,547,464	613,527	2,283,179	350,783	68,899	7,869,447
Total gross charge-offs	$—	$74	$288	$260	$—	$3,884	$5,692	$—	$10,198

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(8)    Office Properties and Equipment, net

Office properties and equipment less accumulated depreciation at December 31, 2024 and 2023 are summarized as follows:

	December 31,
	2024	2023
	(In thousands)

Land	$14,623	$14,623
Buildings	29,910	37,383
Land and building improvements	49,737	45,272
Leasehold improvements	28,258	26,021
Furniture and equipment	37,787	36,785
	160,315	160,084
Less accumulated depreciation and amortization	(78,543)	(76,507)
Total office properties and equipment, net	$81,772	$83,577

Land and building improvements at December 31, 2024 and 2023 included $1.0 million and $1.6 million, respectively, in construction in progress for the renovation of various office facilities. During the year ended December 31, 2023, the Bank classified a building as held-for-sale totaling $1.0 million, which was included in buildings, and sold during the year ended December 31, 2024. During the year ended December 31, 2022, the Bank acquired and sold $1.7 million included in buildings classified as held-for-sale.

Depreciation and amortization expense for the years ended December 31, 2024, 2023 and 2022, amounted to $8.2 million, $7.8 million, $7.3 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(9)    Leases

The Company leases real estate property for branches and office space. At December 31, 2024 and 2023, all of the Company's leases are classified as operating leases.

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

At December 31, 2024 and 2023, the weighted average remaining lease term for operating leases was 5.7 years and 5.9 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 3.30% and 2.70%, respectively.

The Company elected to account for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the years ended December 31, 2024 and 2023, operating and variable lease expenses totaled approximately $2.8 million and $2.7 million, respectively.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the years ended December 31, 2024 and 2023. At December 31, 2024, the Company had no leases which had not yet commenced.

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

	Lease Payment Obligations at December 31,
	2024	2023
	(In thousands)

One year or less	$4,666	$4,204
After one year to two years	4,232	3,536
After two years to three years	3,272	3,154
After three years to four years	2,809	2,271
After four years to five years	1,899	1,807
Thereafter	2,742	2,974
Total undiscounted cash flows	19,620	17,946
Discount on cash flows	(1,796)	(1,411)
Total lease liability	$17,824	$16,535

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(10)    Goodwill and Intangible Assets

Intangible assets at December 31, 2024 and 2023 are summarized as follows:

	December 31,
	2024	2023
	(In thousands)

Goodwill	$110,715	$110,715
Core deposit intangibles	8,964	11,155
Mortgage servicing rights	1,329	1,480
	$121,008	$123,350

Mortgage servicing rights' amortization expense for the years ended December 31, 2024, 2023, and 2022 amounted to $241,000, $239,000, and $233,000, respectively. Core deposit intangible amortization expense for the years ended December 31, 2024, 2023, and 2022 amounted to $2.2 million, $2.4 million, and $2.0 million, respectively.

Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows:

Year Ended December 31,	Core Deposit Intangible Amortization
(In thousands)

2025	$2,018
2026	1,829
2027	1,615
2028	1,361
2029	994
Thereafter	1,147
Total	$8,964

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(11)    Deposits

Deposits at December 31, 2024 and 2023 are summarized as follows:

	December 31,
	2024		2023
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,438,030	—%	$1,437,361	—%
Interest-bearing demand	2,021,312	2.19	1,966,463	2.07
Money market accounts	1,241,691	2.82	1,255,528	3.28
Savings and club deposits	652,501	0.75	700,348	0.48
Certificates of deposit	2,742,615	4.24	2,486,856	3.91
Total deposits	$8,096,149	2.47%	$7,846,556	2.31%

The aggregate amount of certificates of deposit that meet or exceed $250,000 totaled approximately $677.3 million and $544.0 million at December 31, 2024 and 2023, respectively.

Within total deposits, brokered deposits totaled $50.1 million at December 31, 2024. There were no brokered deposits outstanding as of December 31, 2023. The Company also offers its customers reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits, which totaled $28.9 million and $19.5 million as of December 31, 2024 and 2023, respectively.

Scheduled maturities of certificates of deposit accounts at December 31, 2024 and 2023 are summarized as follows:

	December 31,
	2024	2023
	(In thousands)

One year or less	$2,422,249	$2,077,863
After one year to two years	281,961	321,271
After two years to three years	21,909	57,836
After three years to four years	8,193	13,427
After four years	8,303	16,459
	$2,742,615	$2,486,856

Interest expense on deposits for the years ended December 31, 2024, 2023, and 2022 are summarized as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)

Demand (including money market accounts)	$88,337	$62,070	$13,900
Savings and club deposits	5,130	2,231	466
Certificates of deposit	108,916	60,861	13,512
	$202,383	$125,162	$27,878

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)    Borrowings

Borrowings at December 31, 2024 and 2023 are summarized as follows:

	December 31,
	2024	2023	2024	2023
	Balance		Weighted Average Interest Rate
	(In thousands)

FHLB advances	$1,073,564	$1,521,733	4.42%	4.92%
Junior subordinated debentures	7,036	6,962	7.56	8.59
	$1,080,600	$1,528,695	4.44%	4.94%

At December 31, 2024 and 2023, the Company had no outstanding overnight lines of credit with the FHLB. Interest expense on overnight advances for the years ended December 31, 2024, 2023, and 2022, were $18,000, $923,000, and $1.9 million, respectively.

At December 31, 2024, the Bank could borrow funds from the FHLB under an overnight advance program up to the Bank's maximum borrowing capacity based on the ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital. Additionally, at December 31, 2024 and 2023, Columbia Bank had unused correspondent bank lines of credit with an aggregate overnight borrowing capacity of $150.0 million and $339.0 million, respectively.

At December 31, 2024, FHLB advances were at fixed rates with maturities between January 2025 and October 2029 and at December 31, 2023, FHLB advances were at fixed rates with maturities between January 2024 and September 2028. At both December 31, 2024 and 2023, FHLB advances were collateralized by FHLB capital stock owned by the Bank, and loans with carrying values totaling $3.6 billion. At December 31, 2023, FHLB advances were collateralized with Freehold Bank loans with carrying values totaling $29.1 million. Loans securing advances consists of one-to-four family, multifamily and commercial and home equity real estate loans. At December 31, 2024 and 2023, FHLB advances were also collateralized by securities with carrying values totaling $15.4 million and $16.4 million, respectively. At December 31, 2023, FHLB advances were also collateralized by Freehold Bank securities with carrying values totaling $43.1 million. Interest expense on fixed rate FHLB advances for the years ended December 31, 2024, 2023, and 2022, were $70.4 million, $61.5 million, and $11.5 million, respectively.

At December 31, 2024 and 2023, short-term FHLB advances totaling $378.7 million and $380.0 million, respectively, were designated as hedged items as part of a cash flow hedging program. See note 21 for information regarding these transactions.

Scheduled maturities of FHLB advances at December 31, 2024 are summarized as follows:

Year Ended December 31, 2024
(In thousands)

One year or less	$496,120
After one year to two years	82,064
After two years to three years	149,830
After three years to four years	120,550
After four years	225,000
Total FHLB advances	$1,073,564

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)    Borrowings (continued)

During 2021, the Company entered into a $30.0 million unsecured term note with a third party at a fixed interest rate of 3.35% and a maturity date of December 21, 2024. During the fourth quarter of 2023, this note was paid in full. At December 31, 2024 and 2023, the carrying value of the term note was zero. Interest expense on the term note, for the years ended December 31, 2024, 2023, and 2022 was $0, $823,000, and $1.1 million, respectively.

During 2021, the Company also established a $30.0 million unsecured revolving credit facility with a third party at a variable rate indexed to the prime rate as published by the Wall Street Journal. During 2023, the Company utilized $1.5 million of the credit line and repaid it in full as of December 31, 2023. During the fourth quarter of 2023, this credit facility was terminated. Interest expense on the revolving credit facility for the years ended December 31, 2024, 2023 and 2022 was $0, $95,000, and $122,000, respectively.

At both December 31, 2024 and 2023, the carrying value of junior subordinated debt balances was $7.0 million. The balance outstanding at December 31, 2024 and 2023 represents debentures issued in 2003 by Stewardship Statutory Trust (the "Trust"), a statutory business trust that was acquired in the Stewardship merger. These floating rate debentures mature on September 17, 2033 and adjust quarterly at a rate of three month SOFR plus 2.95%. At December 31, 2024 and 2023 the rate of interest was 7.56% and 8.59%, respectively. Interest expense for the years ended December 31, 2024, 2023, and 2022 was $640,000, $624,000, and $370,000, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Stockholders' Equity

Regulatory Capital

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking regulators, including a risk-based capital measure. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the Office of the Comptroller of the Currency (the "OCC") has similar requirements for the Bank. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's Consolidated Statements of Financial Condition.

Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of December 31, 2024 and 2023, each of the Company and Columbia Bank exceeded all capital adequacy requirements to which it is subject.

Based upon most recent notification from federal banking regulators, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank's category.

The following tables presents the Company's and the Bank's actual capital amounts and ratios at December 31, 2024 and 2023 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Stockholders' Equity (continued)

Regulatory Capital (continued)

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements With Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At December 31, 2024:
Total capital (to risk-weighted assets)	$1,131,159	14.20%	$637,077	8.00%	$836,164	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,067,445	13.40	477,808	6.00	676,895	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,060,228	13.31	358,356	4.50	557,443	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,067,445	10.02	426,319	4.00	426,319	4.00	N/A	N/A

At December 31, 2023:
Total capital (to risk-weighted assets)	$1,120,849	14.08%	$636,767	8.00%	$835,757	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,060,490	13.32	477,575	6.00	676,565	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,053,273	13.23	358,182	4.50	557,171	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,060,490	10.04	422,441	4.00	422,441	4.00	N/A	N/A

Columbia Bank
At December 31, 2024:
Total capital (to risk-weighted assets)	$1,090,717	14.41%	$605,734	8.00%	$795,025	10.50%	$757,167	10.00%
Tier 1 capital (to risk-weighted assets)	1,027,003	13.56	454,300	6.00	643,592	8.50	605,734	8.00
Common equity tier 1 capital (to risk-weighted assets)	1,027,003	13.56	340,725	4.50	530,017	7.00	492,159	6.50
Tier 1 capital (to adjusted total assets)	1,027,003	9.64	425,935	4.00	425,935	4.00	532,419	5.00

At December 31, 2023:
Total capital (to risk-weighted assets)	$1,033,138	14.02%	$589,622	8.00%	$773,879	10.50%	$737,028	10.00%
Tier 1 capital (to risk-weighted assets)	974,127	13.22	442,217	6.00	626,474	8.50	589,622	8.00
Common equity tier 1 capital (to risk-weighted assets)	974,127	13.22	331,663	4.50	515,920	7.00	479,068	6.50
Tier 1 capital (to adjusted total assets)	974,127	9.48	411,126	4.00	411,126	4.00	513,908	5.00

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

On May 25, 2023, the Company announced that its Board of Directors authorized the Company's sixth stock repurchase program to acquire up to 2,000,000 shares, or approximately 1.9% of the Company's then issued and outstanding common stock. As of December 31, 2024, this program expired with 741,725 shares outstanding.

During the years ended December 31, 2024, 2023, and 2022 the Company repurchased 365,116 shares at a cost of approximately $5.9 million, or $16.14 per share, 4,242,693 shares at a cost of approximately $80.5 million, or $18.97 per share, and 4,464,405 shares at a cost of approximately $94.0 million, or $21.05 respectively, under these programs. Repurchased shares are held as treasury stock and are available for general corporate purposes.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan"), Post-retirement Plan, and Split-Dollar Life Insurance Plans

The Company maintains a single employer, tax-qualified defined benefit pension plan (the "Pension Plan") which covers full-time employees that satisfy the Pension Plan's eligibility requirements. The benefits are based on years of service and the employee's average compensation for the highest five consecutive years of employment. Effective October 1, 2018, newly hired employees are not eligible to participate in the Bank's Pension Plan as the plan has been closed to new employees as of that date.

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

In addition, the Company provides certain health care and life insurance benefits to eligible retired employees under a Post-retirement Plan. The Company accrues the cost of retiree health care and other benefits during the employees’ period of active service. Effective January 1, 2019, the Post-retirement Plan was closed to new hires.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, and Split-Dollar Life Insurance Plans (cont'd)

The following table sets forth information regarding the Pension Plan, RIM, Post-retirement Plan and Split-Dollar Life Insurance Plans at December 31, 2024 and 2023:

	At December 31,
	2024	2023	2024	2023	2024	2023	2024	2023
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$255,868	$222,132	$13,550	$12,610	$21,148	$19,783	$16,957	$15,977
Service cost	4,504	4,679	245	277	269	215	229	277
Interest cost	12,784	11,637	649	632	1,118	970	834	818
Actuarial (gain) loss	(15,168)	22,535	(1,287)	377	(2,150)	947	(2,102)	81
Benefits paid	(11,098)	(10,866)	(345)	(346)	(617)	(767)	(127)	(196)
Impact of plan merger [1]	—	5,751	—	—	2,503	—	—	—
Benefit obligation at end of year	246,890	255,868	12,812	13,550	22,271	21,148	15,791	16,957

Change in plan assets:
Fair value of plan assets at beginning of year	453,559	403,752	—	—	—	—	—	—
Actuarial return gain on plan assets	35,302	53,391	—	—	—	—	—	—
Employer contributions	—	—	345	346	617	767	127	196
Benefits paid	(11,098)	(10,866)	(345)	(346)	(617)	(767)	(127)	(196)
Impact of plan merger [1]	—	7,282	—	—	—	—	—	—
Fair value of plan assets at end of year	477,763	453,559	—	—	—	—	—	—
Funded status at end of year	$230,873	$197,691	$(12,812)	$(13,550)	$(22,271)	$(21,148)	$(15,791)	$(16,957)

[1] During 2024, the RSI Post-retirement Plan was merged into the Columbia Bank Post-retirement Plan. During 2023, the RSI Pension Plan assumed as part of the 2022 RSI acquisition, was merged into the Columbia Bank Pension Plan.

At December 31, 2024 and 2023, the unfunded liability for the RIM Plan and Post-retirement Plan of $12.8 million and $13.6 million, and $22.3 million and $21.1 million, respectively, was included in other liabilities in the Consolidated Statements of Financial Condition, and the over-funded pension benefits associated with the Pension Plan totaling $230.9 million and $197.7 million respectively, were included in other assets in the Consolidated Statements of Financial Condition.

The actuarial gains related to the change in benefit obligations for the year ended December 31, 2024 resulted from an increase in the discount rates and the update of census data. The actuarial losses related to the change in the benefit obligation for the year ended December 31, 2023 resulted from a decrease in the discount rates and the update of the census data.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, and Split-Dollar Life Insurance Plans (cont'd)

The components of accumulated other comprehensive income related to the Pension Plan, RIM Plan, and Post-retirement Plan and Split-Dollar Life Insurance Plan on a pre-tax basis, at December 31, 2024, 2023, and 2022, are summarized in the following table:

	At December 31,
	2024				2023
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
	(In thousands)

Unrecognized prior service costs	$—	$—	$(1,835)	$183	$—	$—	$—	$238
Unrecognized net actuarial loss (income)	40,412	704	—	(2,086)	59,463	2,102	787	16
Total accumulated other comprehensive loss (income)	$40,412	$704	$(1,835)	$(1,903)	$59,463	$2,102	$787	$254

	At December 31, 2022
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
	(In thousands)

Unrecognized prior service costs	$—	$—	$—	$294
Unrecognized net actuarial loss	60,970	1,781	(161)	(65)
Total accumulated other comprehensive loss	$60,970	$1,781	$(161)	$229

Net periodic (income) benefit cost for the Pension Plan, RIM Plan, Post-retirement Plan and Split-Dollar Life Insurance plan benefits for the years ended December 31, 2024 and 2023, and 2022, includes the following components:

	For the Year Ended December 31, 2024
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$4,504	$245	$269	$229	Compensation and employee benefits
Interest cost	12,784	649	1,118	834	Other non-interest expense
Expected return on plan assets	(32,701)	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	56	Other non-interest expense
Net loss (income)	1,283	110	(22)	—	Other non-interest expense
Net periodic (income) benefit cost	$(14,130)	$1,004	$1,365	$1,119

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, and Split-Dollar Life Insurance Plans (cont'd)

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

There were no contributions made to the Pension Plan during the year ended December 31, 2024.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, and Split-Dollar Life Insurance Plans (cont'd)

The weighted average actuarial assumptions used in the plan determinations at and for the years ended December 31, 2024, 2023, and 2022 were as follows:

	At and For the Year Ended December 31, 2024
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
Weighted average assumptions used to determine benefit obligation:
Discount rate	5.76%	5.67%	5.66%	5.81%
Rate of compensation increase	4.50	4.50	N/A	4.50
Weighted average assumptions used to determine net periodic benefit cost:
Discount Rates:
Benefit obligation	5.07%	5.01%	4.96%	5.11%
Remeasurement rate	5.51	N/A	N/A	N/A
Service cost	5.16	5.09	5.79	5.23
Remeasurement rate	5.60	N/A	N/A	N/A
Interest cost	4.96	4.89	4.87	4.99
Remeasurement rate	5.37	N/A	N/A	N/A
Expected rate of return on plan assets	7.25	N/A	N/A	N/A
Remeasurement rate	N/A	N/A	N/A	N/A
Rate of compensation increase	4.50	4.50	N/A	4.50

	At and For the Year Ended December 31, 2023
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
Weighted average assumptions used to determine benefit obligation:
Discount rate	5.07%	5.01%	4.96%	5.11%
Rate of compensation increase	4.50	4.50	N/A	4.50
Weighted average assumptions used to determine net periodic benefit cost:
Discount Rates:
Benefit obligation	5.26%	5.21%	5.18%	5.31%
Remeasurement rate	5.19	N/A	N/A	N/A
Service cost	5.36	5.28	5.30	5.41
Remeasurement rate	5.26	N/A	N/A	N/A
Interest cost	5.14	5.10	5.07	5.19
Remeasurement rate	5.16	N/A	N/A	N/A
Expected rate of return on plan assets	7.50	N/A	N/A	N/A
Remeasurement rate	7.50	N/A	N/A	N/A
Rate of compensation increase	4.50	3.75	N/A	3.75

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, and Split-Dollar Life Insurance Plans (cont'd)

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

For measurement purposes in the Post-retirement Plan, the fiscal year 2024 weighted average health care cost trend rate assumption was 8.30% for pre-65-year olds and 10.75% for post-65 year olds, decreasing ratably to 4.50% through 2035, and the net periodic benefit cost was 7.60% for pre-65-year olds and 7.85% for post-65 year olds in 2023, decreasing ratably to 4.50% through 2033.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, and Split-Dollar Life Insurance Plans (cont'd)

Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years and thereafter are as follows:

For the Year Ended December 31,	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
	(In thousands)

2025	$12,466	$657	$1,700	$518
2026	13,625	779	1,805	596
2027	14,588	884	1,857	664
2828	15,461	933	1,870	734
2029	16,360	968	1,874	802
2030 - 2034	89,842	5,084	8,544	4,984

The weighted average asset allocation of pension assets at December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023

Domestic equities	33.5%	31.2%
Foreign equities	9.9	10.9
Fixed income	54.9	55.5
Cash	1.7	2.4
Total	100.0%	100.0%

Management, under the direction of Columbia Bank's Pension Committee, strives to have pension assets sufficiently diversified so that adverse or unexpected results from one security class will not have a significant detrimental impact on the entire portfolio. The 2024 target allocation of assets and acceptable ranges around the targets are as follows:

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, and Split-Dollar Life Insurance Plans (cont'd)

The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the Statements of Net Assets Available for Plan Benefits at December 31, 2024 and 2023, respectively. A financial instrument's level within the fair value hierarchy's is based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2024
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Money market mutual funds	$8,229	$8,229	$—	$—
Mutual funds - value stock fund	10,447	10,447	—	—
Mutual funds - fixed income	262,148	262,148	—	—
Mutual funds - international stock	47,314	47,314	—	—
Mutual funds - institutional stock index	149,625	149,625	—	—
	$477,763	$477,763	$—	$—

	December 31, 2023
		Fair Value Measurements
	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Money market mutual funds	$10,711	$10,711	$—	$—
Mutual funds - value stock fund	18,132	18,132	—	—
Mutual funds - fixed income	251,889	251,889	—	—
Mutual funds - international stock	49,260	49,260	—	—
Mutual funds - institutional stock index	123,567	123,567	—	—
	$453,559	$453,559	$—	$—

Money market and other mutual funds are reported at fair value in the tables above utilizing exchange quoted prices in active markets for identical instruments (Level 1 inputs).

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan and Post-retirement Plan Acquired-RSI

Through the acquisition of RSI Bank on May 1, 2022, the Company acquired a funded pension plan and a non-funded post-retirement plan (the "RSI Pension Plan"). The benefits are based on years of service and the employee’s compensation, as defined in the RSI Pension Plan. The RSI Pension Plan was amended effective March 31, 2011, to freeze the plan so that no employee shall commence or recommence participation in the plan, to cease further benefit accruals under the plan, and to provide that compensation received after the effective date shall not be recognized for any purpose under the plan. Effective September 30, 2023, the RSI Pension Plan was merged, and all assets were transferred into the Columbia Bank Pension Plan. The defined benefit post-retirement healthcare plan covers substantially all retirees and employees. Effective January 1, 2024, the RSI Post-retirement Plan was merged, and all assets were transferred into the Columbia Bank Post-retirement Plan.

The following table sets forth information regarding the RSI Pension Plan and RSI Post-retirement Plan at December 31, 2024 and 2023:

	At December 31,
	2024	2023
	Post-retirement Plan	Pension Plan	Post-retirement Plan
	(In thousands)	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,503	$6,057	$2,047
Service cost	—	—	67
Interest cost	—	305	107
Actuarial (gain) loss	—	(416)	313
Benefits paid	—	(195)	(31)
Impact of plan merger [1]	(2,503)	(5,751)	—
Benefit obligation at end of year	—	—	2,503

Change in plan assets:
Fair value of plan assets at beginning of year	—	7,061	—
Actuarial return on plan assets	—	416	—
Employer contributions	—	—	31
Benefits paid	—	(195)	(31)
Settlements	—	—	—
Impact of plan merger [1]	—	(7,282)	—
Fair value of plan assets at end of year	—	—	—
Funded status at end of year	$—	$—	$(2,503)

[1] During 2024, the RSI Post-retirement Plan was merged into the Columbia Bank Post-retirement Plan. During 2023, the RSI Pension Plan was merged into the Columbia Bank Pension Plan.

At December 31, 2023, the unfunded liability for the RSI Post-retirement Plan of $2.5 million was included in other liabilities in the Consolidated Statements of Financial Condition. There was no unfunded liability at December 31, 2024, due to the merger into the Columbia Bank Plan.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan and Post-retirement Plan Acquired-RSI (continued)

The components of accumulated other comprehensive income related to the RSI Post-retirement Plan on a pre-tax basis, at December 31, 2024 and 2023 are summarized in the following table:

	At December 31,
	2024	2023

Unrecognized prior service costs	$—	$—
Unrecognized net actuarial (income)	—	(493)
Total accumulated other comprehensive (income)	$—	$(493)

There was no net periodic (income) expense recorded for these plans for the year ended December 31, 2024. Net periodic (income) benefit cost for the RSI Pension Plan and RSI Post-retirement Plan for the years ended December 31, 2023 and 2022 includes the following components:

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
Amortization:
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

Bank-owned life insurance ("BOLI")

The Company has BOLI, which is a tax-advantaged transaction that is used to partially fund obligations associated with employee compensation and benefit programs. Policies are purchased insuring officers of the Company using a single premium method of payment. BOLI is accounted for using the cash surrender value and the increase in cash surrender value is included in non-interest income in the Consolidated Statements of Income. At December 31, 2024 and 2023, the Company had $274.9 million and $268.4 million, respectively, in BOLI. BOLI income for the years ended December 31, 2024, 2023, and 2022 was $7.3 million, $10.1 million, and $7.4 million, respectively. In 2024, the Company initiated a BOLI 1035 Exchange, which will enhance future returns on this product.

Savings Income Maintenance Deferred Compensation Plan (the "SIM Plan")

Columbia Bank also maintains a non-qualified defined contribution plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the 401(k) Plan under tax law limits for tax-qualified plans. The contribution expense for the years ended December 31, 2024, 2023, and 2022 was approximately $12,000, $40,000, and $73,000, respectively.

401(k) Plans

Columbia Bank has a 401(k) plan covering substantially all employees of the Bank. Columbia Bank may match a percentage of the first 3.00% to 4.50% contributed by participants. The Bank's matching contribution, if any, is determined by the Board of Directors in its sole discretion. The Company expense for the years ended December 31, 2024, 2023, and 2022 was approximately $2.1 million, $3.0 million, and $2.6 million respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Employee Stock Ownership Plan ("ESOP")

Effective upon the consummation of the Company's reorganization in April 2018, an ESOP was established for all eligible employees. The ESOP used $45.4 million in proceeds from a 20-year term loan obtained from the Company to purchase 4,542,855 shares of Company common stock. The term loan principal is payable in installments through April 2038. Interest on the term loan is fixed at a rate of 4.75%.

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

The ESOP shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares during the year, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense for the years ended December 31, 2024, 2023, and 2022 was $3.8 million, $4.1 million and $4.9 million, respectively.

The ESOP shares were as follows:

	At December 31,
	2024	2023
	(In thousands)

Allocated shares	1,324	1,190
Unearned shares	3,021	3,248
Total ESOP shares	4,345	4,438
Fair value of unearned ESOP shares	$47,757	$62,618

SERP Plans

Columbia Bank has a SERP, which is a non-qualified plan which provides supplemental retirement benefits to eligible officers (those designated by the Board of Directors) of the Company who are prevented from receiving the full benefits contemplated by the ESOP's benefit formulas under tax law limits for tax-qualified plans. SERP compensation (benefit) expense for the years ended December 31, 2024, 2023, and 2022 was $46,000, $(32,000), and $455,000, respectively.

The Company also has a Supplemental Executive Retirement Plan for certain executives as designated by the Board of Directors to provide non-qualified retirement benefits to participants. For the year ended December 31, 2024, the Company recorded an expense of $96,000 in connection with this Plan. There was no expense recorded in connection with this plan for the years ended December 31, 2023 and 2022, respectively.

Through the acquisition of Roselle Bank, the Company acquired a non-contributory defined benefit supplemental executive retirement plan with the only participant being the former president of Roselle Bank. For the years ended December 31, 2024, 2023, and 2022 the Company recorded a net periodic benefit cost of $19,000, $20,000, and $12,000, respectively, in connection with this plan.

Through the acquisition of Freehold Bank, the Company acquired a non-contributory defined benefit supplemental executive plan with the only participant being the former president of Freehold Bank. For the years ended December 31, 2024, 2023, and 2022 the Company recorded a net periodic benefit cost of $4,000, $2,000, and $8,000 respectively, in connection with this plan.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Director Retirement Income Plan

Through the acquisition of Freehold Bank, the Company acquired a Director Retirement Income Plan, which provides former retired directors a benefit equal to $12,000 per annum, payable in equal installments over 120 months when the director reaches emeritus age, as defined by the plan. At December 31, 2024 and 2023, the Company had an accrued liability of $354,000 and $387,000, respectively, related to this plan. For the years ended December 31, 2024, 2023, and 2022 the net periodic benefit (income) cost recorded in connection with this plan was $(1,000), $(24,000) and $9,000, respectively.

Director Deferred Retirement Plan

Through the acquisition of Freehold Bank, the Company acquired a Director Deferred Retirement Plan, which provided directors a portion of their deferred director fees and a 10% return on all deferrals, payable in monthly installments over 120 months, when the director reached benefit eligibility age as defined by the plan. At December 31, 2024 and 2023, the Company had an accrued liability of $0 and $66,000, respectively, related to this plan. The plan was settled in 2024. For the years ended December 31, 2024, 2023, and 2022, there was no expense recorded under this plan.

Executive Incentive Retirement Plan

Through the acquisition of RSI Bank, the Company acquired an executive incentive retirement plan. At December 31, 2024 and 2023, the Company had an accrued liability of $255,000 and $262,000 respectively, related to this plan. For the years ended December 31, 2024, 2023, and 2022, the expense recorded in connection with this plan was $2,000, $11,000 and $7,000, respectively.

Board of Directors and Executive Deferred Compensation Plan and Key Life Insurance Plan

Through the acquisition of RSI Bank, the Company acquired a deferred compensation plan for the former Board of Directors and executives. Under the terms of the plan, for directors who elected not to receive directors' fees for a period of five years, their fees were used to purchase key insurance on the life of each director in the amount calculated to meet the Company's obligations under the plan. Benefits payable under the plan, which accrue in accordance with a ten year schedule, consist of monthly payments commencing at age 65 or five years from the date the plan was implemented for those participants who already reached age 65. At December 31, 2024 and 2023, the Company had an accrued liability of $227,000 and $290,000, respectively, related to this plan. For the years ended December 31, 2024, 2023 and 2022, the expense recorded in connection with this plan was $9,000, $11,000 and $8,000, respectively.

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

On December 13, 2024, 38,389 shares of restricted stock were awarded, with a grant date fair value of $16.93 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares.

At December 31, 2024, there were 333,563 shares remaining available for future restricted stock awards, and 1,446,275 shares remaining available for future stock option grants under the plan.

    Restricted shares granted under the 2019 Plan generally vest in equal installments, over the performance or service periods ranging from one year to five years, beginning one year from the date of grant. A portion of restricted shares awarded are performance awards, which vest upon the satisfactory attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite performance or service period. During the years ended December 31, 2024, 2023, and 2022, approximately $3.5 million, $4.1 million, and $4.3 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 442,559 non-vested restricted shares outstanding at December 31, 2024 is approximately $2.6 million over a weighted average period of 1.5 years.

The following is a summary of the Company's restricted stock activity during the years ended December 31, 2024 and 2023:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2023	430,954	$17.31
Grants	247,646	16.43
Vested	(213,253)	17.29
Forfeited	(29,806)	17.96
Non-vested at December 31, 2023	435,541	$16.77
Grants	250,830	16.57
Vested	(237,882)	16.88
Forfeited	(5,930)	17.23
Non-vested at December 31, 2024	442,559	$16.59

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

On December 13, 2024, options to purchase 18,810 shares of Company common stock were awarded with a grant date fair value of $6.19 per option. Stock options granted under the 2019 Plan generally vest in equal installments over the service period of three years beginning one year from the date of grant. These stock options were granted at an exercise price of $16.93, which represents the fair value of the Company's common stock price on the grant date based on the closing market price and have an expiration period of approximately 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 5 years risk-free rate of return of 4.25%, volatility of 32.89%, and a dividend yield of 0.00%.

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

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the years ended December 31, 2024, 2023, and 2022, approximately $3.0 million, $3.9 million, and $3.2 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 551,035 non-vested options outstanding at December 31, 2024 is $2.3 million over a weighted average period of 1.7 years.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Stock Based Compensation (continued)

The following is a summary of the Company's option activity during the years ended December 31, 2024 and 2023:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2023	3,436,869	$16.26	6.9	$18,435,239
Granted	286,016	15.94	—	—
Exercised	(44,117)	15.60	—	—
Expired	(8,281)	17.12	—	—
Forfeited	(86,418)	18.04	—	—
Outstanding, December 31, 2023	3,584,069	$16.20	6.1	$11,602,267
Granted	305,075	16.52	—	—
Exercised	(86,920)	15.87	—	—
Expired	(16,788)	16.94	—	—
Forfeited	(28,404)	16.90	—	—
Outstanding, December 31, 2024	3,757,032	$16.22	5.4	$574,569
Options exercisable at December 31, 2024	3,205,997	$16.09	4.8	$574,569

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

During the years ended December 31, 2024, 2023 and 2022, the aggregate intrinsic value of options exercised was approximately $261,000, $154,000, and $1.8 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)    Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Current:
Federal	$967	$3,488	$13,253
State	762	3,102	4,681
Total current	1,729	6,590	17,934

Deferred:
Federal	(3,426)	6,615	9,222
State	(2,560)	(3,240)	3,547
Total deferred	(5,986)	3,375	12,769
Total income tax (benefit) expense	$(4,257)	$9,965	$30,703

The Company reported deferred tax (benefit) expense of $(21.6) million, $(11.5) million, and $53.4 million for the years ended December 31, 2024, 2023, and 2022, respectively, related to the unrealized gains (losses) on securities available for sale, which is reported in accumulated other comprehensive income (loss), net of tax. Additionally, the Company recorded a deferred tax (benefit) expense of $378,000, $218,000, and $749,000, respectively, related to the reclassification adjustment of actuarial net (loss) gain on employee benefit obligations, which is reported in accumulated other comprehensive income, net of tax.

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory federal income tax rate of 21% is as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)

(Benefit) tax expense at applicable statutory rate	$(3,341)	$9,670	$24,544
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	(1,420)	(103)	6,449
ESOP fair market value adjustment	323	383	540
Tax exempt interest income	(8)	(22)	(31)
162(m)	505	549	—
Income from bank-owned life insurance	(1,265)	(1,865)	(1,179)
Dividend received deduction	—	—	(10)
Non-deductible merger-related expenses	—	—	40
Expired charitable contributions carryforward	300	1,368	—
Purchase accounting adjustment	395	—	—
Other, net	254	(15)	350
Total income tax (benefit) expense	$(4,257)	$9,965	$30,703

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)    Income Taxes (continued)

The net deferred tax asset/liability is included in other assets/liabilities in the Consolidated Statements of Financial Condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are as follows:

	At December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$16,684	$15,507
Post-retirement benefits	6,294	6,602
Deferred compensation	1,755	2,122
Retirement Income Maintenance plan	3,369	3,222
ESOP	1,240	1,131
Stock-based compensation	3,098	2,968
Reserve for uncollected interest	248	213
Net unrealized losses on debt securities and defined benefit plans	42,715	62,070
Federal and State NOLs	24,129	14,607
Alternative minimum assessment carryforwards	2,156	2,156
Purchase accounting	318	1,428
Lease liability	4,960	4,654
Other items	4,500	4,744
Gross deferred tax assets	111,466	121,424
Valuation allowance	—	(26)
	111,466	121,398
Deferred tax liabilities:
Pension expense	75,489	72,307
Depreciation	2,448	2,996
Deferred loan costs	13,490	14,006
Intangible assets	1,590	1,609
Lease right-of-use asset	4,700	4,371
Other items	1,318	618
Total gross deferred tax liabilities	99,035	95,907
Net deferred tax asset	$12,431	$25,491

Retained earnings at both December 31, 2024 and 2023 includes approximately $21.5 million, for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)    Income Taxes (continued)

Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets. Historically, the Company believed that it was more likely than not that the benefits from certain New Jersey net operating loss carryforwards and tax credits would not be realized, and therefore, a valuation allowance was established for the portion of the state tax benefit that would not be realized. On July 3, 2023, the State of New Jersey enacted comprehensive tax legislation which changed net operating loss conversion carryovers, allowing members of a unitary group to utilize pre-conversion state net operating losses. As a result of this legislation, management believes substantially all New Jersey net operating losses will be available to offset future taxable income, and therefore, the Company reduced its valuation allowance related to these state attributes during the year ended December 31, 2024. At December 31, 2024 and 2023, the Company's valuation allowance totaled $0 and $26,000, respectively. Based upon projections of future taxable income, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

The Company had federal net operating losses of approximately $42.7 million and $10.8 million at December 31, 2024 and 2023, respectively. Net operating losses are subject to a 20 year carryforward, or in certain cases, have an indefinite carryover subject to an 80% taxable income utilization and are subject to an annual limitation under Code Section 382, and begin to expire if not used.

The Company had New Jersey net operating loss carryforwards of $236.3 million and $186.0 million, respectively, at December 31, 2024 and 2023. If not utilized, these carryforwards will expire periodically through 2042. At both December 31, 2024 and 2023, the Company had approximately $2.2 million of New Jersey AMA Tax Credits. These credits do not expire. At December 31, 2024, the Company also had New York net operating loss carryforwards of $31.2 million, which are subject to a 20 year carryforward, and Florida net operating loss carryforwards of $48.9 million which do not expire. The Company had no New York or Florida operating loss carryforwards at December 31, 2023.

The Company files income tax returns in the United States federal jurisdiction and in the states of New Jersey, New York, Pennsylvania and Connecticut. At December 31, 2024, the Company is no longer subject to federal income tax examination for the years prior to 2021. Columbia Bank MHC and subsidiaries' New York State returns are currently under audit for tax years 2021, 2022 and 2023. The Company is open for examination by the State of New Jersey for years after 2020, by the Commonwealth of Pennsylvania for years after 2021, and by the State of Connecticut for years after 2022.

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

At December 31, 2024 and 2023, the following commitments existed which are not reflected in the Consolidated Statements of Financial Condition:

	December 31,
	2024	2023
	(In thousands)
Loan commitments:
Residential real estate	$9,790	$12,298
Multifamily real estate	17,712	—
Commercial real estate	30,681	7,203
Construction	26,973	54,082
Commercial business	33,027	23,217
Consumer including home equity loans and advances	6,862	5,317
Total loan commitments	$125,045	$102,117

Unused lines of credit consisting of home equity lines, and undisbursed business and construction lines totaled approximately $1.2 billion and $1.3 billion as of December 31, 2024 and 2023, respectively. Amounts drawn on the unused lines of credit are predominantly assessed interest at rates that fluctuate with the base rate.

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

The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to the Company's borrowings. These derivatives were used to hedge the variability in cash flows associated with certain short-term funding transactions. The fair value of the derivatives as of December 31, 2024 and 2023 was a net liability of $1.1 million and $6.1 million, respectively, net of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(16)    Financial Transactions with Off-Balance-Sheet Risk and Concentrations of Credit Risk (continued)

In connection with its mortgage banking activities, at December 31, 2024 and 2023 the Company had no commitments to sell loans, and no commitments classified as held-for-sale.

The Company is also a party to standby letters of credit, which are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees generally extend for a term of up to one year and may be secured or unsecured. The balance of standby letters of credit totaled $28.3 million and $33.1 million at December 31, 2024 and 2023, respectively.

The FHLB has issued irrevocable standby letters of credits totaling $350.0 million at both December 31, 2024 and 2023 for purposes of collateralizing Columbia Bank's New Jersey public funds on deposit. These letters are renewable on an annual basis and are securitized by loans and securities. The FHLB also has issued an irrevocable standby letter of credit totaling $600,000 at both December 31, 2024 and 2023, for the purposes of collateralizing retention of New Jersey public funds on deposit as required by the New Jersey Governmental Unit Deposit Protection Act.

The Company and its subsidiaries are also party to litigation which arises primarily in the ordinary course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the consolidated financial position of the Company.

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses on off-balance-sheet exposures is reported in other liabilities in the Consolidated Statements of Financial Condition. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as unfunded commitments. At December 31, 2024 and 2023, the balance of the allowance for credit losses on unfunded commitments, included in other liabilities, totaled $3.8 million and $5.5 million, respectively. The Company recorded a reversal of provision for credit losses on unfunded commitments, included in other non-interest expense in the Consolidated Statements of Income, of $1.7 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively.

The following table presents the activity in the allowance for credit losses on off-balance-sheet exposures for years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$5,484	$6,970
(Reversal of) provision for credit losses	(1,663)	(1,486)
Balance at end of period	$3,821	$5,484

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis as of December 31, 2024 and 2023.

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

The following tables present the assets and liabilities reported in the Consolidated Statements of Financial Condition at their fair values as of December 31, 2024 and 2023, by level within the fair value hierarchy:

	December 31, 2024
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$314,702	$314,702	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	622,957	—	622,957	—
Municipal obligations	2,359	—	426	1,933
Corporate debt securities	85,928	—	77,360	8,568
Total debt securities available for sale	1,025,946	314,702	700,743	10,501
Equity securities	6,673	6,350	323	—
Derivative assets	18,895	—	18,895	—
	$1,051,514	$321,052	719,961	$10,501

Derivative liabilities	$20,025	$—	$20,025	$—

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

The table below provides activity of assets reported as Level 3 for the years ended December 31, 2024 and 2023:

Significant Unobservable Inputs (Level 3)
(In thousands)

Debt securities available for sale:
Balance of recurring Level 3 assets - January 1, 2023	$12,123
Maturity of Level 3 asset	(918)
Change in fair value of Level 3 assets	(1,468)
Balance of recurring Level 3 assets - December 31, 2023	$9,737
Purchase of Level 3 asset	1,010
Maturity of Level 3 asset	(927)
Change in fair value of Level 3 assets	681
Balance of recurring Level 3 assets - December 31, 2024	$10,501

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

Expected cash flows were projected based on contractual cash flows. There was one purchase of a Level 3 asset during the year ended December 31, 2024, and no transfers to Level 3 assets during the years ended December 31, 2024 and 2023. At both December 31, 2024 and 2023, two private placement corporate debt securities classified as available for sale, and two private placement municipal obligations classified as available for sale were include in Level 3 assets.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Fair Value Measurements (continued)

At December 31, 2024, private placement debt security cash flows were discounted to a market yield ranging from 11.75% to 12.25% (weighted average is 11.91%), and the cash flows for private placement municipal obligations were discounted to a market yield ranging from 3.65% to 4.48% (weighted average is 4.08%).

The period end valuations were supported by an analysis prepared by an independent third party market participant and approved by management.

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2024 and 2023.

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

The following tables present the assets and liabilities reported in the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at December 31, 2024 and 2023, by level within the fair value hierarchy:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Fair Value Measurements (continued)

	December 31, 2024
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$3,199	$—	$—	$3,199
Other real estate owned	1,334	—	—	1,334
Mortgage servicing rights	2,443	—	—	2,443
	$6,976	$—	$—	$6,976

	December 31, 2023
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$5,000	$—	$—	$5,000
Mortgage servicing rights	2,908	—	—	2,908
	$7,908	$—	$—	$7,908

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2024 and 2023:

	December 31, 2024
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Impaired loans	$3,199	Other	A/R aging schedule	—%	—%
Other real estate owned	$1,334	Discount for costs to sell (2)	Contract sales price (1)	8.0%	8.0%
Mortgage servicing rights	$2,443	Discounted cash flow	Prepayment speeds and discount rates (3)	4.5% - 34.3%	11.7%

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

(1) Value based on sales contract.
(2) Value based on management's estimate of selling costs including real estate brokerage commissions, title transfer and other fees.
(3) Value of SBA servicing rights based on a discount rate of 14.50%.
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

The following tables present the assets and liabilities reported in the Consolidated Statements of Financial Condition at their fair values as of December 31, 2024 and 2023:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Fair Value Measurements (continued)

	December 31, 2024
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$289,223	$289,223	$289,223	$—	$—
Debt securities available for sale	1,025,946	1,025,946	314,702	700,743	10,501
Debt securities held to maturity	392,840	350,153	—	350,153	—
Equity securities	6,673	6,673	6,350	323
Federal Home Loan Bank stock	60,387	60,387	—	60,387	—
Loans receivable, net	7,856,970	7,393,058	—	—	7,393,058
Derivative assets	18,895	18,895	—	18,895	—

Financial liabilities:
Deposits	$8,096,149	$8,088,842	$—	$8,088,842	$—
Borrowings	1,080,600	1,077,466	—	1,077,466	—
Derivative liabilities	20,025	20,025	—	20,025	—

	December 31, 2023
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$423,249	$423,249	$423,249	$—	$—
Debt securities available for sale	1,093,557	1,093,557	137,800	946,020	9,737
Debt securities held to maturity	401,154	357,177	—	357,177	—
Equity securities	4,079	4,079	3,758	321	—
Federal Home Loan Bank stock	81,022	81,022	—	81,022	—
Loans receivable, net	7,819,441	7,366,184	—	—	7,366,184
Derivative assets	18,898	18,898	—	18,898	—

Financial liabilities:
Deposits	$7,846,556	$7,828,259	$—	$7,828,259	$—
Borrowings	1,528,695	1,531,179	—	1,531,179	—
Derivative liabilities	25,025	25,025	—	25,025	—

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years ended December 31, 2024, 2023, and 2022:

	December 31,
	2024	2023	2022
	(In thousands, except per share data)

Net (loss) income	$(11,653)	$36,086	$86,173
Shares:
Weighted average shares outstanding - basic	101,676,758	102,656,388	105,580,823
Weighted average diluted shares outstanding	162,749	238,581	612,338
Weighted average shares outstanding - diluted	101,839,507	102,894,969	106,193,161
(Loss) earnings per share:
Basic	$(0.11)	$0.35	$0.82
Diluted	$(0.11)	$0.35	$0.81

For the years ended December 31, 2024, 2023, and 2022, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 988,161, 704,526, and 129,049 respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information

The condensed financial statements of Columbia Financial, Inc. (parent company) are presented below:

Statements of Financial Condition

	December 31,
	2024	2023
	(In thousands)
Assets
Cash and due from banks	$6,459	$8,644
Short-term investments	110	108
Total cash and cash equivalents	6,569	8,752

Equity securities, at fair value	193	191
Investment in subsidiaries	1,045,203	1,000,185
Loan receivable from Columbia Bank	34,599	36,432
Other assets	3,106	2,918
Total assets	$1,089,670	$1,048,478

Liabilities and Stockholders' Equity
Liabilities:
Borrowings	$7,036	$6,962
Accrued expenses and other liabilities	2,471	1,181
Total liabilities	9,507	8,143

Stockholders' equity	1,080,163	1,040,335
Total liabilities and stockholders' equity	$1,089,670	$1,048,478

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information (continued)

Statements of Income and Comprehensive Income (Loss)

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Dividends from subsidiary	$—	$45,000	$80,000

Interest income:
Loans receivable	1,735	1,814	1,893
Debt securities available for sale and equity securities	20	18	10
Interest-earning deposits	1	8	7
Total interest income	1,756	46,840	81,910

Interest expense on borrowings	474	1,339	1,600

Net interest income	1,282	45,501	80,310

Equity earnings (loss) income in subsidiaries	(10,677)	(8,432)	9,132

Non-interest income:
Change in fair value of equity securities	2	(10)	(15)
Other non-interest income	—	—	650
Total non-interest income (loss)	2	(10)	635

Non-interest expense:
Merger-related expenses	755	41	522
Loss on extinguishment of debt	—	300	—
Other non-interest expense	1,618	1,502	2,861
Total non-interest expense	2,373	1,843	3,383

(Loss) income before income tax (benefit) expense	(11,766)	35,216	86,694

Income tax (benefit) expense	(113)	(870)	521

Net (loss) income	(11,653)	36,086	86,173
Other comprehensive income (loss)	48,367	20,561	(133,377)
Comprehensive income (loss)	$36,714	$56,647	$(47,204)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information (continued)

Statements of Cash Flows
	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(11,653)	$36,086	$86,173
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of intangible assets	74	74	73
Change in fair value of equity securities	(2)	10	15
Loss on extinguishment of debt	—	300	—
Deferred tax expense	2,856	2,019	2,463
(Increase) decrease in other assets	(2,653)	8,894	(642)
(Decrease) in accrued expenses and other liabilities	(658)	(890)	(997)
Equity in undistributed loss (earnings) of subsidiaries	10,677	8,432	(9,132)
Net cash (used in) provided by operating activities	$(1,359)	$54,925	$77,953

Cash flows from investing activities:
Repayment of loan receivable from Columbia Bank	1,833	1,755	1,675
Net cash acquired in acquisition	—	—	31
Net cash provided by investing activities	$1,833	$1,755	$1,706

Cash flows from financing activities:
Repayment of term note	$—	$(30,300)	$—
Purchase of treasury stock	(5,894)	(80,497)	(93,996)
Exercise of options	—	42	325
Issuance of common stock allocated to restricted stock award grants	4,153	4,066	2,624
Restricted stock forfeitures	(99)	(501)	(1,451)
Repurchase of shares for taxes	(817)	(623)	(4,614)
Net cash (used in) financing activities	$(2,657)	$(107,813)	$(97,112)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information (continued)

Statements of Cash Flows
	Years Ended December 31,
	2024	2023	2022
	(In thousands)

Net (decrease) in cash and cash equivalents	$(2,183)	$(51,133)	$(17,453)
Cash and cash equivalents at beginning of year	8,752	59,885	77,338
Cash and cash equivalents at end of period	$6,569	$8,752	$59,885

Non-cash investing and financing activities:
Excise tax on net stock repurchases	$42	$800	$—

Acquisition:
Net cash and cash equivalents acquired in acquisition	$—	$—	$31

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss)

The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the years ended December 31, 2024, 2023, and 2022:

	For the Years Ended December 31,
	2024			2023
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gain on debt securities available for sale:	$77,585	$(21,591)	$55,994	$41,181	$(11,544)	$29,637
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	4	(1)	3	(14)	4	(10)
Reclassification adjustment for (loss) included in net income	(35,851)	9,980	(25,871)	(10,847)	3,053	(7,794)
	41,738	(11,612)	30,126	30,320	(8,487)	21,833

Derivatives:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	2,467	(688)	1,779	(1,274)	356	(918)

Employee benefit plans:
Amortization of prior service cost included in net income	(98)	27	(71)	(56)	16	(40)
Reclassification adjustment of actuarial net (loss) included in net income	(1,341)	378	(963)	(776)	218	(558)
Change in funded status of retirement obligations	24,248	(6,752)	17,496	340	(96)	244
	22,809	(6,347)	16,462	(492)	138	(354)
Total other comprehensive income (loss)	$67,014	$(18,647)	$48,367	$28,554	$(7,993)	$20,561

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss) (continued)

	For the Year Ended December 31,
	2022
	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized (loss) on debt securities available for sale:	$(190,682)	$53,427	$(137,255)
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(31)	9	(22)
Reclassification adjustment for gain included in net income	210	(59)	151
	(190,503)	53,377	(137,126)

Derivatives:
Unrealized gain on swap contracts accounted for as cash flow hedges	7,524	(2,103)	5,421

Employee benefit plans:
Amortization of prior service cost included in net income	(56)	15	(41)
Reclassification adjustment of actuarial net (loss) included in net income	(2,677)	749	(1,928)
Change in funded status of retirement obligations	345	(48)	297
	(2,388)	716	(1,672)
Total other comprehensive income (loss)	$(185,367)	$51,990	$(133,377)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2024, 2023, and 2022:

	For the Years Ended December 31,
	2024				2023
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(113,649)	$(414)	$(44,672)	$(158,735)	$(135,482)	$504	$(44,318)	$(179,296)
Current period changes in other comprehensive income (loss)	30,126	1,779	16,462	48,367	21,833	(918)	(354)	20,561
Total other comprehensive income (loss)	$(83,523)	$1,365	$(28,210)	$(110,368)	$(113,649)	$(414)	$(44,672)	$(158,735)

	For the Year Ended December 31,
	2022
	Unrealized Gains (Losses) on Debt Securities Available for Sale	UnrealizedGains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$1,644	$(4,917)	$(42,646)	$(45,919)
Current period changes in other comprehensive income (loss)	(137,126)	5,421	(1,672)	(133,377)
Total other comprehensive income (loss)	$(135,482)	$504	$(44,318)	$(179,296)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss) (continued)

    The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) in the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the years ended December 31, 2024, 2023, and 2022:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Years Ended December 31,			Affected Line Items in the Consolidated Statements of Income
	2024	2023	2022
	(In thousands)

Reclassification adjustment for (loss) gain included in net income	$(35,851)	$(10,847)	$210	(Loss)gain on securities transactions
Reclassification adjustment of actuarial net (loss) included in net income	(1,341)	(776)	(2,677)	Other non-interest expense
Total before tax	(37,192)	(11,623)	(2,467)
Income tax benefit	10,358	3,271	690
Net of tax	$(26,834)	$(8,352)	$(1,777)

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

Interest Rate Swaps. At December 31, 2024 and December 31, 2023, the Company had 84 and 80 interest rate swaps in place with commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $298.8 million and $277.8 million, respectively. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

At December 31, 2024 and 2023, the Company had 31 and 30 interest rate swaps with notional amounts of $378.7 million and $380.0 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchanges of the underlying notional amount.

At December 31, 2023, the Company had two interest rate swaps hedged against pools of floating rate commercial loans with notional amounts totaling $100.0 million. These swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. At December 31, 2024, the Company did not have any interest rate swaps hedged against pools of floating rate commercial loans.

At December 31, 2024 and 2023 the Company had ten and eight interest rate fair value swaps with notional amounts totaling $850.0 million and $700.0 million, respectively. The Company is exposed to changes in the fair value of certain of its fixed-rate pools of assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate of SOFR.

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

For the years ended December 31, 2024 and 2023, the Company recorded hedge ineffectiveness associated with these contracts totaling approximately $31,000, and $47,000, respectively. For the year ended December 31, 2022, the Company did not record any hedge ineffectiveness associated with these contracts.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at December 31, 2024 and 2023:

	December 31, 2024
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
	(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$3,619	Other Liabilities	$4,847
Interest rate products - non-designated hedges	Other Assets	15,276	Other Liabilities	15,178
Total derivative instruments		$18,895		$20,025

	December 31, 2023
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
	(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$5,394	Other Liabilities	$11,530
Interest rate products - non-designated hedges	Other Assets	13,504	Other Liabilities	13,495
Total derivative instruments		$18,898		$25,025

For the years ended December 31, 2024, 2023, and 2022 gains (losses) of $89,000, $(302,000), and $489,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties.

At December 31, 2024 and 2023, accrued interest was $639,000 and $1.2 million.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

At December 31, 2024, the termination value of derivatives in a net liability position, which includes accrued interest, was $1.1 million. The Company has collateral posting thresholds with certain of its derivative counterparties, but as of December 31, 2024 has no required posted collateral against its obligations under these agreements.

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

At December 31, 2024 and 2023, the following amounts were recorded on the Consolidated Statements of Financial Condition related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of Hedged Assets/(Liabilities)
	At December 31, 2024
	(In thousands)

Fair value interest rate products	$853,422	$3,422

	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of Hedged Assets/(Liabilities)
	At December 31, 2023
	(In thousands)

Fair value interest rate products	$706,412	$6,412

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(22)    Segment Reporting

The Company's reportable segment is determined by the President, Chief Executive Officer ("CEO"), who is designated the chief operating decision maker ("CODM"), based upon information provided about the Company's products and services offered, which primarily consists of banking products. The segment is also distinguished by the level of information provided by the CODM, who uses such information to review the performance of various components of the business, which are then aggregated if operating performance, products and services, and customers are similar. The CODM evaluates the financial performance of the Company's business components including revenue streams, significant expenses and budget to actual results in assessing the Company's segments, and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM utilizes consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with the monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposits provide the revenue in banking operations. Interest expense, provision for credit losses, and payroll provide the significant expenses in banking operations. All operations are domestic.

Accounting policies for segments are the same as those described in Note 2. Our segment assets represent our total assets as presented on the Consolidated Statements of Financial Position. Our segment revenues and expenses are presented on the Consolidated Statements of Income (Loss).

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
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2024, 2023, and 2022.

	For the Years Ended December 31,
	2024	2023	2022
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$6,507	$5,145	$5,293
Title insurance fees	2,505	2,400	3,423
Insurance agency income	269	188	141
Other non-interest income	5,962	7,991	8,666
Total in-scope non-interest income	15,243	15,724	17,523
Total out-of-scope non-interest income	(13,349)	11,655	12,877
Total non-interest income	$1,894	$27,379	$30,400

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

Other non-interest income includes check printing fees, traveler's check fees, gift card fees, branch service fees, overdraft fees, account analysis fees, other deposit related fees, wealth management related fee income which includes annuity fees, brokerage commissions, and asset management fees. Wealth management related fee income represents fees earned from customers as consideration for asset management and investment advisory services provided by a third party. The Company's performance obligation is generally satisfied monthly, and the resulting fees are recognized monthly based upon the month-end market value of the assets under management and the applicable fee rate. The Company does not earn performance-based incentives. The Company's performance obligation for these transaction-based services are generally satisfied, and related revenue recognized, at the time the transaction closes or when the service is rendered or a point in time when the service is completed.

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

(23)    Revenue Recognition (continued)

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(24)    Subsequent Events

The Company has evaluated events subsequent to December 31, 2024 and through the financial statement issuance date of March 3, 2025, and concluded that no material events occurred that would require disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COLUMBIA FINANCIAL, INC.

Dated:	March 3, 2025	By:	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Thomas J. Kemly
Thomas J. Kemly	President and Chief Executive Officer and Director	March 3, 2025
(Principal Executive Officer)

/s/Dennis E. Gibney
Dennis E. Gibney	Senior Executive Vice President and Chief Financial Officer	March 3, 2025
(Principal Financial and Accounting Officer)

/s/Noel R. Holland
Noel R. Holland	Chairman of the Board	March 3, 2025

/s/Michael Massood, Jr.
Michael Massood, Jr.	Director	March 3, 2025

/s/Elizabeth E. Randall
Elizabeth E. Randall	Director	March 3, 2025

/s/Robert Van Dyk
Robert Van Dyk	Director	March 3, 2025

/s/Paul Van Ostenbridge
Paul Van Ostenbridge	Director	March 3, 2025

/s/James M. Kuiken
James M. Kuiken	Director	March 3, 2025

/s/Lucy Sorrentini
Lucy Sorrentini	Director	March 3, 2025

/s/Daria Stacy-Walls Torres
Daria Stacy-Walls Torres	Director	March 3, 2025