Form 10-Q
period 2025-03-31
Columbia Financial, Inc.
filed 2025-05-09
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-38456

Columbia Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3504946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
19-01 Route 208 North
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
☐ Yes ☒ No

As of May 6, 2025, there were 104,927,561 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share (including 76,016,524 shares held by Columbia Bank, MHC).

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets	(Unaudited)

Cash and due from banks	$255,978	$289,113
Short-term investments	111	110
Total cash and cash equivalents	256,089	289,223

Debt securities available for sale, at fair value	1,077,331	1,025,946
Debt securities held to maturity, at amortized cost (fair value of $364,428 and $350,153 at March 31, 2025 and December 31, 2024, respectively)	400,975	392,840
Equity securities, at fair value	6,981	6,673
Federal Home Loan Bank stock	61,628	60,387

Loans receivable	8,027,308	7,916,928
Less: allowance for credit losses	62,034	59,958
Loans receivable, net	7,965,274	7,856,970

Accrued interest receivable	41,902	40,383
Office properties and equipment, net	82,592	81,772
Bank-owned life insurance ("BOLI")	276,767	274,908
Goodwill and intangible assets	120,487	121,008
Other real estate owned	1,334	1,334
Other assets	316,490	324,049
Total assets	$10,607,850	$10,475,493

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$8,194,935	$8,096,149
Borrowings	1,107,588	1,080,600
Advance payments by borrowers for taxes and insurance	47,275	45,453
Accrued expenses and other liabilities	157,709	172,915
Total liabilities	9,507,507	9,395,117

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 131,623,847 shares issued and 104,930,900 shares outstanding at March 31, 2025, and 131,414,591 shares issued and 104,759,185 shares outstanding at December 31, 2024	1,316	1,314
Additional paid-in capital	801,349	799,482
Retained earnings	890,851	881,951
Accumulated other comprehensive loss	(101,050)	(110,368)
Treasury stock, at cost; 26,692,947 shares at March 31, 2025 and 26,655,406 shares at December 31, 2024	(461,536)	(460,980)
Common stock held by the Employee Stock Ownership Plan	(29,647)	(30,207)
Stock held by Rabbi Trust	(3,371)	(3,255)
Deferred compensation obligations	2,431	2,439
Total stockholders' equity	1,100,343	1,080,376
Total liabilities and stockholders' equity	$10,607,850	$10,475,493

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Interest income:	(Unaudited)
Loans receivable	$95,110	$92,949
Debt securities available for sale and equity securities	9,742	7,785
Debt securities held to maturity	2,811	2,369
Federal funds and interest-earning deposits	2,858	3,563
Federal Home Loan Bank stock dividends	1,642	1,961
Total interest income	112,163	108,627
Interest expense:
Deposits	50,145	48,418
Borrowings	11,693	18,009
Total interest expense	61,838	66,427

Net interest income	50,325	42,200

Provision for credit losses	2,933	5,278

Net interest income after provision for credit losses	47,392	36,922

Non-interest income:
Demand deposit account fees	1,888	1,413
Bank-owned life insurance	1,859	1,780
Title insurance fees	646	503
Loan fees and service charges	1,056	961
Loss on securities transactions	—	(1,256)
Change in fair value of equity securities	308	351
Gain on sale of loans	515	185
Other non-interest income	2,199	3,515
Total non-interest income	8,471	7,452

Non-interest expense:
Compensation and employee benefits	28,583	27,513
Occupancy	6,185	5,973
Federal deposit insurance premiums	1,880	2,355
Advertising	531	626
Professional fees	2,515	4,634
Data processing and software expenses	4,061	3,967
Merger-related expenses	—	22
Other non-interest expense, net	90	568
Total non-interest expense	43,845	45,658

Income (loss) before income tax expense (benefit)	12,018	(1,284)

Income tax expense (benefit)	3,118	(129)

Net Income (loss)	$8,900	$(1,155)

Earnings (loss) per share-basic	$0.09	$(0.01)
Earnings (loss) per share-diluted	$0.09	$(0.01)
Weighted average shares outstanding-basic	101,816,716	101,746,740
Weighted average shares outstanding-diluted	101,816,716	101,988,425

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)

Net income (loss)	$8,900	$(1,155)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities available for sale	11,464	(4,992)
Accretion of unrealized (loss) gain on debt securities reclassified as held to maturity	(9)	4
Reclassification adjustment for (loss) included in net income	—	(903)
	11,455	(5,891)

Derivatives, net of tax:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(2,141)	3,760
	(2,141)	3,760

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(25)	(10)
Reclassification adjustment of actuarial net gain (loss) included in net income	17	(384)
Change in funded status of retirement obligations	12	423
	4	29

Total other comprehensive income (loss)	9,318	(2,102)

Total comprehensive income (loss), net of tax	$18,218	$(3,257)

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended March 31, 2025 and 2024 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2024	$1,314	$799,482	$881,951	$(110,368)	$(460,980)	$(30,207)	$(3,255)	$2,439	$1,080,376
Net income	—	—	8,900	—	—	—	—	—	8,900
Other comprehensive income (loss)	—	—	—	9,318	—	—	—	—	9,318
Issuance of common stock allocated to restricted stock award grants (209,256 shares)	2	(2)	—	—	—	—	—	—	—
Stock based compensation	—	1,130	—	—	—	—	—	—	1,130
Restricted stock forfeitures (29,056 shares)	—	430	—	—	(430)	—	—	—	—
Repurchase shares for taxes (8,485 shares)	—	—	—	—	(130)	—	—	—	(130)
Excise tax benefit on net stock repurchases	—	—	—	—	4	—	—	—	4
Employee Stock Ownership Plan shares committed to be released	—	309	—	—	—	560	—	—	869
Funding of deferred compensation obligations	—	—	—	—	—	—	(116)	(8)	(124)
Balance at March 31, 2025	$1,316	$801,349	$890,851	$(101,050)	$(461,536)	$(29,647)	$(3,371)	$2,431	$1,100,343

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Three Months Ended March 31, 2025 and 2024 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2023	$1,312	$791,450	$893,604	$(158,735)	$(454,128)	$(32,478)	$(2,955)	$2,265	$1,040,335
Net (loss) income	—	—	(1,155)	—	—	—	—	—	(1,155)
Other comprehensive (loss)	—	—	—	(2,102)	—	—	—	—	(2,102)
Issuance of common stock allocated to restricted stock award grants (212,441 shares)	2	(2)	—	—	—	—	—	—	—
Stock based compensation	—	2,029	—	—	—	—	—	—	2,029
Purchase of treasury stock (101,516 shares)	—	—	—	—	(1,652)	—	—	—	(1,652)
Exercise of stock options (28,051 shares)	—	(49)	—	—	—	—	—	—	(49)
Restricted stock forfeitures (1,545 shares)	—	27	—	—	(27)	—	—	—	—
Repurchase shares for taxes (8,403 shares)	—	—	—	—	(139)	—	—	—	(139)
Excise tax on net stock repurchases	—	—	—	—	(2)		—	—	(2)
Employee Stock Ownership Plan shares committed to be released	—	423	—	—	—	564	—	—	987
Funding of deferred compensation obligations	—	—	—	—	—	—	(86)	(141)	(227)
Balance at March 31, 2024	$1,314	$793,878	$892,449	$(160,837)	$(455,948)	$(31,914)	$(3,041)	$2,124	$1,038,025

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2025	2024
	(In thousands, unaudited)
Cash flows from operating activities:
Net income (loss)	$8,900	$(1,155)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	1,385	1,195
Net amortization of premiums and discounts on securities	(915)	(76)
Net amortization of mortgage servicing rights	51	59
Amortization of intangible assets	521	563
Depreciation and amortization of office properties and equipment	2,082	2,014
Amortization of operating lease right-of-use assets	993	987
Provision for credit losses	2,933	5,278
Loss on securities transactions	—	1,256
Change in fair value of equity securities	(308)	(351)
Gain on sale of loans, net	(515)	(185)
Gain on disposal of office properties and equipment, net	(18)	—
(Increase) in accrued interest receivable	(1,519)	(2,240)
Decrease (increase) in other assets	1,351	(4,424)
(Decrease) increase in accrued expenses and other liabilities	(16,539)	10,206
Income on bank-owned life insurance	(1,859)	(1,780)
Employee stock ownership plan expense	869	987
Stock based compensation	1,130	2,029
(Increase) in deferred compensation obligations under Rabbi Trust	(124)	(227)
Net cash (used in) provided by operating activities	(1,582)	14,136

Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	—	3,495
Proceeds from paydowns/maturities/calls of debt securities available for sale	29,836	31,069
Proceeds from paydowns/maturities/calls of debt securities held to maturity	12,113	2,783
Purchases of debt securities available for sale	(64,827)	(137,807)
Purchases of debt securities held to maturity	(19,857)	—
Proceeds from sales of loans held-for-sale	12,633	3,690
Purchases of loans receivable	(20,000)	—
Net (increase) decrease in loans receivable	(104,791)	49,233
Proceeds from bank-owned life insurance death benefits	—	(2)
Proceeds from redemptions of Federal Home Loan Bank stock	6,129	11,413
Purchases of Federal Home Loan Bank stock	(7,370)	(11,250)
Proceeds from sales of office properties and equipment	18	—
Additions to office properties and equipment	(2,902)	(1,671)
Net cash (used) in investing activities	$(159,018)	$(49,047)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
	2025	2024
	(In thousands, unaudited)

Cash flows from financing activities:
Net increase (decrease) in deposits	$98,786	$(17,153)
Proceeds from long-term borrowings	20,000	60,000
Payments on long-term borrowings	(60,000)	(15,000)
Net increase (decrease) in short-term borrowings	66,988	(43,271)
Increase in advance payments by borrowers for taxes and insurance	1,822	2,398
Exercise of stock options	—	(49)
Purchase of treasury stock	—	(1,652)
Repurchase of shares for taxes	(130)	(139)
Net cash provided by (used in) financing activities	$127,466	$(14,866)

Net (decrease) in cash and cash equivalents	$(33,134)	$(49,777)

Cash and cash equivalents at beginning of year	289,223	423,249
Cash and cash equivalents at end of period	$256,089	$373,472

Cash paid during the period for:
Interest on deposits and borrowings	$62,260	$66,080
Income tax payments, net of refunds	$65	$658

Non-cash investing and financing activities:
Transfer of loans receivable to loans held-for-sale	$12,169	$3,507
Excise tax (benefit) on net stock repurchases	$(4)	$2

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.Basis of Financial Statement Presentation

    The accompanying consolidated financial statements include the accounts of Columbia Financial, Inc. ("Columbia Financial"), its wholly-owned subsidiary, Columbia Bank ("Columbia"), and Columbia's wholly-owned subsidiaries, Columbia Investment Services, Inc., 1901 Residential Management Co. LLC, First Jersey Title Services, Inc., 1901 Commercial Management Co. LLC, Stewardship Realty LLC, Columbia Insurance Services Inc., and 19-01 Community Development Corporation, (collectively, the “Company”). In consolidation, all intercompany accounts and transactions are eliminated.

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

    The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three month period ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period.

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

    These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2024, and the audited consolidated financial statements included therein.

2.    Acquisition

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

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the Freehold Entities totaled $0 and $22,000 during the three months ended March 31, 2025 and 2024.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except per share data)

Net income (loss)	$8,900	$(1,155)
Shares:
Weighted average shares outstanding - basic	101,816,716	101,746,740
Weighted average diluted shares outstanding	—	241,685
Weighted average shares outstanding - diluted	101,816,716	101,988,425
Earnings per share:
Basic	$0.09	$(0.01)
Diluted	$0.09	$(0.01)

    During the three months ended March 31, 2025 and 2024, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 3,894,479 and 823,566, respectively.

4.    Stock Repurchase Program

On May 25, 2023, the Company announced that its Board of Directors authorized the Company's sixth stock repurchase program to acquire up to 2,000,000 shares, or approximately 1.9% of the Company's then issued and outstanding common stock. This program expired in 2024, prior to its expiration, and repurchases were paused in order to retain capital.

During the three months ended March 31, 2024, the Company repurchased 101,516 shares at a cost of approximately $1.7 million, or $16.28 per share, under the previous program. Repurchased shares are held as treasury stock and are available for general corporate purposes.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
5.    Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. Under the ASU, public business entities ("PBEs") must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). The Board released the ASU in response to stakeholder feedback indicating that the existing income tax disclosures should be enhanced to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The ASU’s amendments are effective for PBEs for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard for annual financial statements that have not yet been issued or made available for issuance. The Company adopted this ASU on January 1, 2025 on a prospective basis. As it is only disclosure related, this ASU did not have an impact on the Company's consolidated financial statements.

Pending Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires improved disclosures about a public business entity’s expense, including more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, although early adoption is permitted. The Company is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements, but as it is only disclosure related, this ASU is not expected to have an impact on the consolidated financial statements.

6.    Debt Securities Available for Sale

    Debt securities available for sale at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$328,991	$2,915	$(37)	$331,869
Mortgage-backed securities and collateralized mortgage obligations	751,254	1,035	(94,575)	657,714
Municipal obligations	2,376	—	(18)	2,358
Corporate debt securities	94,749	124	(9,483)	85,390
	$1,177,370	$4,074	$(104,113)	$1,077,331

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$314,494	$810	$(602)	$314,702
Mortgage-backed securities and collateralized mortgage obligations	729,488	173	(106,704)	622,957
Municipal obligations	2,378	3	(22)	2,359
Corporate debt securities	95,508	123	(9,703)	85,928
	$1,141,868	$1,109	$(117,031)	$1,025,946

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

The amortized cost and fair value of debt securities available for sale at March 31, 2025, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	March 31, 2025
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$129,982	$129,898
More than one year to five years	207,385	209,178
More than five years to ten years	88,749	80,541
	$426,116	$419,617
Mortgage-backed securities and collateralized mortgage obligations	751,254	657,714
	$1,177,370	$1,077,331
Mortgage-backed securities and collateralized mortgage obligations totaling $751.3 million at amortized cost, and $657.7 million at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three months ended March 31, 2025, there were no sales or maturities of debt securities available for sale. There was one partial call of a debt security available for sale totaling $756,000 during the three months ended March 31, 2025.

During the three months ended March 31, 2024, proceeds from the sale of a debt security available for sale totaled $3.5 million, resulting in no gross gains and $1.3 million of gross losses. There were no calls, and one matured debt security available for sale totaling $10.0 million, during the three months ended March 31, 2024.

Debt securities available for sale having a carrying value of $373.2 million and $343.4 million, at March 31, 2025 and December 31, 2024, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

    The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at March 31, 2025 and December 31, 2024 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	March 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$19,761	$(37)	$—	$—	$19,761	$(37)
Mortgage-backed securities and collateralized mortgage obligations	19,989	(10)	474,153	(94,565)	494,142	(94,575)
Municipal obligations	1,010	—	1,348	(18)	2,358	(18)
Corporate debt securities	—	—	80,267	(9,483)	80,267	(9,483)
	$40,760	$(47)	$555,768	$(104,066)	$596,528	$(104,113)

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

The number of securities in an unrealized loss position at March 31, 2025 totaled 153, compared with 185 at December 31, 2024. All temporarily impaired securities were investment grade as of March 31, 2025 and December 31, 2024, except two corporate debt securities which were rated BB+, totaling approximately $8.5 million and $8.4 million at March 31, 2025 and December 31, 2024, respectively.

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

There was no activity in the allowance for credit losses on debt securities available for sale for the three months ended March 31, 2025 and 2024.

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $5.2 million and $4.7 million at March 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.

7.    Debt Securities Held to Maturity

    Debt securities held to maturity at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$44,872	$—	$(4,462)	$—	$40,410
Mortgage-backed securities and collateralized mortgage obligations	356,103	176	(32,261)	—	324,018
	$400,975	$176	$(36,723)	$—	$364,428

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

The amortized cost and fair value of debt securities held to maturity at March 31, 2025, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	March 31, 2025
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$14,875	$14,502
More than one year to five years	10,000	9,119
More than five years to ten years	9,997	8,938
More than ten years	10,000	7,851
	44,872	40,410
Mortgage-backed securities and collateralized mortgage obligations	356,103	324,018
	$400,975	$364,428

Mortgage-backed securities and collateralized mortgage obligations totaling $356.1 million at amortized cost, and $324.0 million at fair value at March 31, 2025, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three months ended March 31, 2025 and 2024 there were no sales, calls or maturities of debt securities held to maturity.

Debt securities held to maturity having a carrying value of $243.5 million and $247.6 million, at March 31, 2025 and December 31, 2024, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity (continued)

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at March 31, 2025 and December 31, 2024 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	March 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$40,410	$(4,462)	$40,410	$(4,462)
Mortgage-backed securities and collateralized mortgage obligations	42,698	(808)	261,279	(31,453)	303,977	(32,261)
	$42,698	$(808)	$301,689	$(35,915)	$344,387	$(36,723)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$39,583	$(5,288)	$39,583	$(5,288)
Mortgage-backed securities and collateralized mortgage obligations	41,030	(605)	267,756	(36,802)	308,786	(37,407)
	$41,030	$(605)	$307,339	$(42,090)	$348,369	$(42,695)

    The number of securities in an unrealized loss position at March 31, 2025 totaled 103, compared with 105 at December 31, 2024. All temporarily impaired securities were investment grade as of March 31, 2025 and December 31, 2024.

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities held to maturity. Accrued interest receivable on debt securities held to maturity is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $809,000 and $898,000 at March 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.

8.    Equity Securities at Fair Value

    The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, preferred stock in U.S. Government agencies, and a Community Reinvestment Act qualifying bond fund which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at March 31, 2025 and December 31, 2024 was $7.0 million and $6.7 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
8.    Equity Securities at Fair Value (continued)

    The Company recorded a net increase in the fair value of equity securities of $308,000 and $351,000, during the three months ended March 31, 2025 and 2024, respectively, as a component of non-interest income.

    During the three months ended March 31, 2025 and 2024, there were no sales of equity securities.

9.    Loans Receivable and Allowance for Credit Losses

Loans receivable at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31,	December 31,
	2025	2024
	(In thousands)
Real estate loans:
One-to-four family	$2,676,566	$2,710,937
Multifamily	1,567,862	1,460,641
Commercial real estate	2,429,429	2,339,883
Construction	437,081	473,573
Commercial business loans	614,049	622,000
Consumer loans:
Home equity loans and advances	253,439	259,009
Other consumer loans	2,547	3,404
Total gross loans	7,980,973	7,869,447
Purchased credit-deteriorated ("PCD") loans	10,395	11,686
Net deferred loan costs, fees and purchased premiums and discounts	35,940	35,795
Loans receivable	$8,027,308	$7,916,928

    The Company had no loans held-for-sale at March 31, 2025 and December 31, 2024. During the three months ended March 31, 2025, the Company sold $5.2 million, $2.0 million, and $5.5 million of one-to-four family real estate loans, construction loans, and Small Business Administration ("SBA") loans included in commercial business loans held-for-sale, respectively, resulting in gross gains of $515,000 and no gross losses.

During the three months ended March 31, 2024, the Company sold $236,000, $2.1 million, and $1.3 million, of one-to-four family real estate loans, Small Business Administration ("SBA") loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $185,000 and no gross losses.

During the three months ended March 31, 2025, the Company purchased a $20.0 million construction loan participation from a third party. During the three months ended March 31, 2024, no loans were purchased by the Company.

At March 31, 2025 and December 31, 2024, the carrying value of loans serviced by the Company for investors was $505.5 million and $503.9 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCD loans at March 31, 2025 and December 31, 2024:

	March 31, 2025
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$14,404	$7,004	$3,886	$25,294	$9,585	$2,651,272	$2,676,566
Multifamily	11,347	—	2,053	13,400	2,053	1,554,462	1,567,862
Commercial real estate	7,910	5,636	1,009	14,555	1,320	2,414,874	2,429,429
Construction	19,287	—	—	19,287	5,903	417,794	437,081
Commercial business loans	3,883	1,265	4,748	9,896	5,399	604,153	614,049
Consumer loans:
Home equity loans and advances	429	509	369	1,307	596	252,132	253,439
Other consumer loans	2	—	—	2	—	2,545	2,547
Total loans	$57,262	$14,414	$12,065	$83,741	$24,856	$7,897,232	$7,980,973

	December 31, 2024
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$11,685	$6,250	$3,729	$21,664	$8,750	$2,689,273	$2,710,937
Multifamily	13,626	—	—	13,626	—	1,447,015	1,460,641
Commercial real estate	4,394	632	—	5,026	2,920	2,334,857	2,339,883
Construction	6,205	—	—	6,205	—	467,368	473,573
Commercial business loans	3,713	2,643	2,365	8,721	9,785	613,279	622,000
Consumer loans:
Home equity loans and advances	1,026	372	126	1,524	246	257,485	259,009
Other consumer loans	—	3	—	3	—	3,401	3,404
Total loans	$40,649	$9,900	$6,220	$56,769	$21,701	$7,812,678	$7,869,447

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

At March 31, 2025 and December 31, 2024, non-accrual loans totaled $24.9 million and $21.7 million, respectively. Included in non-accrual loans at March 31, 2025 and December 31, 2024, are 34 and 31 loans totaling $12.8 million and $15.5 million, respectively, which are less than 90 days in arrears.

At March 31, 2025 and December 31, 2024, there were no loans past due 90 days or more still accruing interest.

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

At March 31, 2025 and December 31, 2024, PCD loans acquired in the Stewardship Financial Corporation ("Stewardship") acquisition totaled $1.2 million at both periods, PCD loans acquired in the Freehold Bank acquisition totaled $234,000 and $241,000, respectively, and PCD loans acquired in the RSI Bank acquisition totaled $9.0 million and $10.3 million, respectively.

    We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At March 31, 2025 and December 31, 2024, the Company held one commercial property with a carrying value of $1.3 million in other real estate owned that was acquired through foreclosure on a nonresidential mortgage loan. At March 31, 2025 we had seven residential mortgage loans with carrying values totaling $1.8 million and one home equity loan with a carrying value of $294,000, collateralized by residential real estate, which were in the process of foreclosure. At December 31, 2024, we had four residential mortgage loans with carrying values totaling $1.1 million collateralized by residential real estate which were in the process of foreclosure.

The balance of the allowance for credit losses is based on an expected loss methodology, referred to as the "CECL" methodology. The loan portfolio segmentation includes seven portfolio segments taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. Accrued interest receivable on loans receivable is reported as a component of accrued interest receivable in the Consolidated Statement of Financial Condition, which totaled $34.9 million and $33.5 million at March 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

    The following tables summarize loans receivable (including PCD loans) and allowance for credit losses by portfolio segment and impairment method at March 31, 2025 and December 31, 2024:

	March 31, 2025
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually analyzed loans	$—	$—	$—	$—	$—	$—	$—	$—
Collectively analyzed loans	12,866	9,963	17,382	6,263	14,254	1,264	5	61,997
Loans acquired with deteriorated credit quality	4	—	30	—	3	—	—	37
Total	$12,870	$9,963	$17,412	$6,263	$14,257	$1,264	$5	$62,034

Total loans:
Individually analyzed loans	$9,585	$2,053	$3,916	$5,903	$5,398	$597	$—	$27,452
Collectively analyzed loans	2,666,981	1,565,809	2,425,513	431,178	608,651	252,842	2,547	7,953,521
Loans acquired with deteriorated credit quality	1,794	—	8,313	—	288	—	—	10,395
Total loans	$2,678,360	$1,567,862	$2,437,742	$437,081	$614,337	$253,439	$2,547	$7,991,368

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table presents the modifications of loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025
	Amortized Cost	Interest Rate Reduction	Term Extension	Combination of Term Extension and Interest Rate Reduction	% of Total Class of Loans Receivable
	(In thousands)

Commercial business	$5,445	$673	$2,000	$2,772	0.89%
Total loans	$5,445	$673	$2,000	$2,772	0.07%

	For the Three Months Ended March 31, 2024
	Amortized Cost	Term Extension	% of Total Class of Loans Receivable
	(In thousands)

Commercial business	$3,700	$3,700	0.69%
Total loans	$3,700	$3,700	0.05%

The following table describes the types of modifications of loans to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024:

For the Three Months Ended March 31, 2025
Type of Modifications

Commercial business	Interest rate reduction and/or term extensions ranging from 12 to 60 months

For the Three Months Ended March 31, 2024
Type of Modifications

Commercial business	15 month term extension

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The Company closely monitors the performance of modifications of loans to borrowers experiencing financial difficulty to understand the effectiveness of these modification efforts. The Company did not extend any commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the three months ended March 31, 2025 and 2024.
The following tables present the aging analysis of modifications of loans to borrowers experiencing financial difficulty at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)
Commercial business	$5,645	$—	$—	$—	$3,127	$8,772
Total loans	$5,645	$—	$—	$—	$3,127	$8,772

	December 31, 2024
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)
Commercial real estate	$1,520	$—	$—	$—	$1,029	$2,549
Commercial business	1,759	39	—	—	2,050	3,848
Total loans	$3,279	$39	$—	$—	$3,079	$6,397
The activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2025 and 2024 are as follows:

	For the Three Months Ended March 31,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2025
Balance at beginning of period	$13,173	$9,542	$15,969	$6,703	$13,112	$1,452	$7	$59,958
Provision for (reversal of) credit losses	(304)	421	1,519	(388)	1,873	(221)	33	2,933
Recoveries	1	—	1	1	97	33	1	134
Charge-offs	—	—	(77)	(53)	(825)	—	(36)	(991)
Balance at end of period	$12,870	$9,963	$17,412	$6,263	$14,257	$1,264	$5	$62,034

2024
Balance at beginning of period	$13,017	$8,742	$15,757	$7,758	$7,923	$1,892	$7	$55,096
Provision for (reversal of) credit losses	825	(72)	(525)	309	4,665	(24)	100	5,278
Recoveries	—	—	—	1	143	5	—	149
Charge-offs	(2)	—	—	—	(5,020)	—	(100)	(5,122)
Balance at end of period	$13,840	$8,670	$15,232	$8,068	$7,711	$1,873	$7	$55,401

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables present individually analyzed loans by segment, excluding PCD loans, at March 31, 2025 and December 31, 2024:

	At March 31, 2025
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$9,585	$9,634	$—
Multifamily	2,053	2,053	—
Commercial real estate	3,916	3,993	—
Construction	5,903	5,956	—
Commercial business loans	5,398	11,637	—
Consumer loans:
Home equity loans and advances	597	597	—
	27,452	33,870	—
With a specific allowance recorded:
	—	—	—
Total:
Real estate loans:
One-to-four family	9,585	9,634	—
Multifamily	2,053	2,053	—
Commercial real estate	3,916	3,993	—
Construction	5,903	5,956	—
Commercial business loans	5,398	11,637	—
Consumer loans:
Home equity loans and advances	597	597	—
Total loans	$27,452	$33,870	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	At December 31, 2024
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$9,167	$9,216	$—
Multifamily	5,743	5,743	—
Commercial real estate	7,517	8,089	—
Commercial business loans	15,184	19,553	—
Consumer loans:
Home equity loans and advances	331	331	—
	37,942	42,932	—
With a specific allowance recorded:
	—	—	—
Total:
Real estate loans:
One-to-four family	9,167	9,216	—
Multifamily	5,743	5,743	—
Commercial real estate	7,517	8,089	—
Commercial business loans	15,184	19,553	—
Consumer loans:
Home equity loans and advances	331	331	—
	$37,942	$42,932	$—

    There were no specific allocations of the allowance for credit losses attributable to individually analyzed loans at both March 31, 2025 and December 31, 2024. At March 31, 2025 and December 31, 2024, impaired loans for which there was no related allowance for credit losses totaled $27.5 million and $37.9 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table presents interest income recognized for individually analyzed loans by loan segment, excluding PCD loans, for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025		2024
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$9,376	$—	$2,896	$13
Multifamily	3,898	—	214	1
Commercial real estate	5,717	38	12,528	20
Construction	2,952	—	—	—
Commercial business loans	10,291	—	10,333	—
Consumer loans:
Home equity loans and advances	464	—	356	1
Total loans	$32,698	$38	$26,327	$35

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating, excluding PCD loans, at March 31, 2025 and December 31, 2024:

	Loans by Year of Origination at March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$18,418	$108,108	$156,434	$746,497	$734,206	$902,364	$—	$—	$2,666,027
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	150	1,394	2,108	1,322	5,565	—	—	10,539
Total One-to-Four Family	18,418	108,258	157,828	748,605	735,528	907,929	—	—	2,676,566
Gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily
Pass	110,678	35,682	131,603	332,638	336,530	603,484	—	—	1,550,615
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	5,743	9,221	2,283	—	—	17,247
Total Multifamily	110,678	35,682	131,603	338,381	345,751	605,767	—	—	1,567,862
Gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	78,884	118,310	188,696	473,523	368,728	1,067,674	—	—	2,295,815
Special mention	—	—	—	—	31,916	21,937	—	—	53,853
Substandard	—	674	—	14,788	985	63,314	—	—	79,761
Total Commercial Real Estate	78,884	118,984	188,696	488,311	401,629	1,152,925	—	—	2,429,429
Gross charge-offs	—	—	—	77	—	—	—	—	77

Construction
Pass	9,180	73,823	159,873	166,118	—	—	—	—	408,994
Special mention	—	—	9,367	—	—	—	—	—	9,367
Substandard	—	—	—	16,184	2,536	—	—	—	18,720
Total Construction	9,180	73,823	169,240	182,302	2,536	—	—	—	437,081
Gross charge-offs	$—	$—	$—	$53	$—	$—	$—	$—	$53

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business Loans
Pass	$24,610	$116,112	$55,890	$47,979	$26,395	$55,311	$255,020	$—	$581,317
Special mention	—	—	—	—	—	384	—	—	384
Substandard	293	450	932	656	449	7,351	22,217	—	32,348
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Business Loans	24,903	116,562	56,822	48,635	26,844	63,046	277,237	—	614,049
Gross charge-offs	—	—	49	550	—	226	—	—	825

Home Equity Loans and Advances
Pass	3,424	14,469	14,127	17,078	15,218	81,298	38,356	68,872	252,842
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	50	—	—	434	113	—	597
Total Home Equity Loans and Advances	3,424	14,469	14,177	17,078	15,218	81,732	38,469	68,872	253,439
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other Consumer Loans
Pass	1,994	48	76	62	5	64	298	—	2,547
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	1,994	48	76	62	5	64	298	—	2,547
Gross charge-offs	—	3	22	7	2	2	—	—	36

Total Loans	247,481	467,826	718,442	1,823,374	1,527,511	2,811,463	316,004	68,872	7,980,973
Total gross charge-offs	$—	$3	$71	$687	$2	$228	$—	$—	$991

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business Loans
Pass	$105,272	$57,038	$50,164	$28,995	$22,253	$38,997	$281,289	$—	$584,008
Special mention	—	—	108	—	294	106	2,371	—	2,879
Substandard	—	183	1,366	486	1,100	6,319	25,659	—	35,113
Total Commercial Business Loans	105,272	57,221	51,638	29,481	23,647	45,422	309,319	—	622,000
Gross charge-offs	—	—	167	195	—	3,760	5,692	—	9,814

Home Equity Loans and Advances
Pass	14,999	15,169	17,655	15,674	8,974	76,210	41,098	68,899	258,678
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	50	—	—	—	219	62	—	331
Total Home Equity Loans and Advances	14,999	15,219	17,655	15,674	8,974	76,429	41,160	68,899	259,009
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other Consumer Loans
Pass	2,859	85	85	8	—	63	304	—	3,404
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	2,859	85	85	8	—	63	304	—	3,404
Gross charge-offs	—	74	121	65	—	2	—	—	262

Total Loans	458,563	713,672	1,833,360	1,547,464	613,527	2,283,179	350,783	68,899	7,869,447
Total gross charge-offs	$—	$74	$288	$260	$—	$3,884	$5,692	$—	$10,198

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses for off-balance-sheet exposures is reported in other liabilities in the Consolidated Statements of Financial Condition. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as unfunded commitments. At March 31, 2025 and December 31, 2024, the balance of the allowance for credit losses on unfunded commitments, included in other liabilities, totaled $4.3 million and $3.8 million, respectively. The Company recorded a provision for (reversal of) credit losses on unfunded commitments, included in other non-interest expense in the Consolidated Statements of Income, of $468,000 and $(830,000) during the three months ended March 31, 2025 and 2024, respectively.

The following table presents the activity in the allowance for credit losses on off-balance-sheet exposures for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$3,821	$5,484
Provision for (reversal of) credit losses	468	(830)
Balance at end of period	$4,289	$4,654

10.    Leases

    The Company leases real estate property for branches and office space. At March 31, 2025 and December 31, 2024, all of the Company's leases are classified as operating leases.

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
    At March 31, 2025 and December 31, 2024, the weighted average remaining lease term for operating leases was 5.5 years and 5.7 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 3.16% and 3.30%, respectively.

    The Company accounts for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the three months ended March 31, 2025 and 2024, operating and variable lease expenses totaled approximately $857,000 and $704,000, respectively.

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended March 31, 2025 and 2024. At March 31, 2025, the Company had no leases which had not yet commenced.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
10.    Leases (continued)

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

	Lease Payment Obligations at
	March 31,	December 31,
	2025	2024
	(In thousands)

One year or less	$3,495	$4,666
After one year to two years	4,246	4,232
After two years to three years	3,290	3,272
After three years to four years	2,813	2,809
After four years to five years	1,824	1,899
Thereafter	2,716	2,742
Total undiscounted cash flows	18,384	19,620
Discount on cash flows	(1,570)	(1,796)
Total lease liability	$16,814	$17,824

11.    Deposits

    Deposits at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31,	December 31,
	2025	2024
	(In thousands)

Non-interest-bearing demand	$1,490,243	$1,438,030
Interest-bearing demand	1,935,384	2,021,312
Money market accounts	1,333,668	1,241,691
Savings and club deposits	651,713	652,501
Certificates of deposit	2,783,927	2,742,615
Total deposits	$8,194,935	$8,096,149

The aggregate amount of certificates of deposit that meet or exceed $250,000 totaled approximately $689.5 million and $677.3 million at March 31, 2025 and December 31, 2024, respectively. Interest expense on deposits for the three months ended March 31, 2025 and 2024 totaled $50.1 million and $48.4 million, respectively.

Within total deposits, brokered deposits totaled $50.0 million and $50.1 million at March 31, 2025 and December 31, 2024, respectively. The Company also offers its customers reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits, which totaled $28.7 million and $28.9 million as of March 31, 2025 and December 31, 2024, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
11.    Deposits (continued)

Scheduled maturities of certificates of deposit accounts at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31,	December 31,
	2025	2024
	(In thousands)

One year or less	$2,345,208	$2,422,249
After one year to two years	393,903	281,961
After two years to three years	26,162	21,909
After three years to four years	9,069	8,193
After four years	9,585	8,303
	$2,783,927	$2,742,615

12.    Stock Based Compensation

    At the Company's annual meeting of stockholders held on June 6, 2019, stockholders approved the Columbia Financial, Inc. 2019 Equity Incentive Plan ("2019 Plan") which provides for the issuance of up to 7,949,996 shares (2,271,427 restricted stock awards and 5,678,569 stock options) of common stock.

On March 11, 2025, 32,070 shares of restricted stock were awarded, with a grant date fair value of $15.01 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares.

On March 3, 2025, 177,186 shares of restricted stock were awarded, with a grant date fair value of $16.23 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares.

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

At March 31, 2025, there were 153,363 shares remaining available for future restricted stock awards and 1,055,013 shares remaining available for future stock option grants under the 2019 Plan.

Restricted shares granted under the 2019 Plan generally vest in equal installments, over performance or service periods generally ranging from one year to three years, beginning one year from the date of grant. A portion of restricted shares awarded are performance awards, which vest upon the satisfactory attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite performance or service period. During the three months ended March 31, 2025 and 2024, approximately $659,000 and $1.3 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 559,888 non-vested restricted shares outstanding at March 31, 2025 is approximately $5.2 million over a weighted average period of 1.9 years.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

    The following is a summary of the Company's restricted stock activity during the three months ended March 31, 2025 and 2024:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2025	442,559	$16.59
Grants	209,256	16.04
Vested	(62,871)	17.79
Forfeited	(29,056)	16.18
Non-vested at March 31, 2025	559,888	$16.27

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2024	435,541	$16.77
Grants	212,441	16.50
Vested	(25,890)	20.14
Forfeited	(1,545)	16.54
Non-vested at March 31, 2024	620,547	$16.54

On March 3, 2025 options to purchase 454,327 shares of Company common stock were awarded with a grant date fair value of $6.24 per option. Stock options granted under the 2019 Plan generally vest in equal installments over the service period of three years beginning one year from the date of grant. These stock options were granted at an exercise price of $16.23, which represents the fair value of the Company's common stock price on the grant date based on the closing market price and have an expiration period of approximately 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 6 years, risk-free rate of return of 4.02%, volatility of 31.10%, and a dividend yield of 0.00%.

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

The expected life of the options represents the period of time that stock options are expected to be outstanding and is estimated using the simplified approach, which assumes that all outstanding options will be exercised at the midpoint of the vesting date and full contractual term. The risk-free rate of return is based on the rates on the grant date of a U.S. Treasury Note with a term equal to the expected option life. The expected volatility is based on the historical daily stock price of the Company. The Company has not paid any cash dividends on its common stock.

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the three months ended March 31, 2025 and 2024, approximately $475,000 and $951,000, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 870,142 non-vested options outstanding at March 31, 2025 is $4.6 million over a weighted average period of 2.4 years.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

The following is a summary of the Company's option activity during the three months ended March 31, 2025 and 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2025	3,757,032	$16.22	5.4	$574,569
Granted	454,327	16.23	—	—
Expired	(55,203)	15.74	—	—
Forfeited	(7,862)	16.16	—	—
Outstanding, March 31, 2025	4,148,294	$16.23	5.7	$—
Options exercisable at March 31, 2025	3,278,152	$16.17	4.8	$—

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2024	3,584,069	$16.20	6.1	$11,602,267
Granted	286,265	16.49	—	—
Exercised	(28,051)	15.60	—	—
Expired	(1,412)	15.60	—	—
Forfeited	(5,832)	17.29	—	—
Outstanding, March 31, 2024	3,835,039	$16.22	6.2	$5,050,150
Options exercisable at March 31, 2024	2,569,155	$16.12	5.6	$3,590,728

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

    There were no options exercised during the three months ended March 31, 2025. During the three months ended March 31, 2024, the aggregate intrinsic value of options exercised was approximately $106,000.

13.    Components of Net Periodic Benefit Cost

    Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, and Split-Dollar Life Insurance Plans

    The Company maintains a single employer, tax-qualified defined benefit pension plan (the "Pension Plan") which covers full-time employees that satisfy the Pension Plan's eligibility requirements. The benefits are based on years of service and the employee's average compensation for the highest five consecutive years of employment. Effective October 1, 2018, newly hired employees are not eligible to participate in the Bank's Pension Plan as the Plan was closed to new employees as of that date.

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

Net periodic (income) benefit cost for the Pension Plan, RIM Plan, Post-retirement Plan and Split-Dollar Life Insurance plan benefits for the three months ended March 31, 2025 and 2024, includes the following components:

	For the Three Months Ended March 31,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2025	2024	2025	2024	2025	2024	2025	2024	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$1,017	$1,212	$52	$61	$51	$54	$57	$57	Compensation and employee benefits
Interest cost	3,293	3,100	169	162	287	248	216	208	Other non-interest expense
Expected return on plan assets	(8,607)	(8,119)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	13	14	Other non-interest expense
Net loss	—	512	—	28	—	—	(22)	—	Other non-interest expense
Net periodic (income) benefit cost	$(4,297)	$(3,295)	$221	$251	$338	$302	$264	$279

For the three months ended March 31, 2025 and 2024, no contribution was made to the Pension Plan. The net periodic (income) cost for pension benefits, other post-retirement and split-dollar life insurance benefits for the three months ended March 31, 2025 was calculated using the most recent available benefit valuations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis at March 31, 2025 and December 31, 2024.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at March 31, 2025 and December 31, 2024, by level within the fair value hierarchy:

	March 31, 2025
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$331,869	$331,869	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	657,714	—	657,714	—
Municipal obligations	2,358	—	423	1,935
Corporate debt securities	85,390	—	76,829	8,561
Total debt securities available for sale	1,077,331	331,869	734,966	10,496
Equity securities	6,981	6,657	324	—
Derivative assets	13,688	—	13,688	—
	$1,098,000	$338,526	$748,978	$10,496

Derivative liabilities	$14,375	$—	$14,375	$—

	December 31, 2024
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$314,702	$314,702	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	622,957	—	622,957	—
Municipal obligations	2,359	—	426	1,933
Corporate debt securities	85,928	—	77,360	8,568
Total debt securities available for sale	1,025,946	314,702	700,743	10,501
Equity securities	6,673	6,350	323	—
Derivative assets	18,895	—	18,895	—
	$1,051,514	$321,052	$719,961	$10,501

Derivative liabilities	$20,025	$—	$20,025	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

The table below provides activity of assets reported as Level 3 during the three months ended March 31, 2025 and 2024:

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets -December 31, 2024	$10,501
Change in fair value of Level 3 assets	(5)
Balance of recurring Level 3 assets - March 31, 2025	$10,496

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets -December 31, 2023	$9,737
Change in fair value of Level 3 assets	174
Balance of recurring Level 3 assets - March 31, 2024	$9,911

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

Expected cash flows were projected based on contractual cash flows. At both March 31, 2025 and December 31, 2024, two private placement corporate debt securities classified as available for sale, and two private placement municipal obligations classified as available for sale were included in Level 3 assets.

There were no transfers to Level 3 assets during the three months ended March 31, 2025 and 2024.

At March 31, 2025, private placement corporate debt security cash flows were discounted to a market yield ranging from 11.50% to 12.00% (weighted average is 11.67%), and the cash flows for private placement municipal obligations were discounted to a market yield ranging from 3.37% to 3.75% (weighted average is 3.57%).

The period end valuations were supported by an analysis prepared by an independent third party market participant and approved by management.

Assets Measured at Fair Value on a Non-Recurring Basis

    The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis at March 31, 2025 and December 31, 2024.

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at March 31, 2025 and December 31, 2024, by level within the fair value hierarchy:

	March 31, 2025
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$7,764	—	—	$7,764
Other real estate owned	1,334	—	—	1,334
Mortgage servicing rights	2,411	—	—	2,411
	$11,509	$—	$—	$11,509

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

	December 31, 2024
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$3,199	$—	$—	$3,199
Other real estate owned	1,334	—	—	1,334
Mortgage servicing rights	2,443	—	—	2,443
	$6,976	$—	$—	$6,976

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Impaired loans	$7,764	Appraisals	Discount for cost to sell (2)	8.0%	8.0%
Other real estate owned	$1,334	Contract sales price (1)	Discount for cost to sell (2)	8.0%	8.0%
Mortgage servicing rights	$2,411	Discounted cash flow	Prepayment speeds and discount rates (3)	4.6% - 34.5%	12.1%

	December 31, 2024
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Impaired loans	$3,199	Other	A/R aging schedule	—%	—%
Real estate owned	$1,334	Contract sales price (1)	Discount for cost to sell (2)	8.0%	8.0%
Mortgage servicing rights	$2,443	Discounted cash flow	Prepayment speeds and discount rates (3)	4.5% - 34.3%	11.7%

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at March 31, 2025 and December 31, 2024:

	March 31, 2025
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$256,089	$256,089	$256,089	$—	$—
Debt securities available for sale	1,077,331	1,077,331	331,869	734,966	10,496
Debt securities held to maturity	400,975	364,428	—	364,428	—
Equity securities	6,981	6,981	6,657	324	—
Federal Home Loan Bank stock	61,628	61,628	—	61,628	—
Loans receivable, net	7,965,274	7,540,394	—	—	7,540,394
Derivative assets	13,688	13,688	—	13,688	—

Financial liabilities:
Deposits	$8,194,935	$8,188,523	$—	$8,188,523	$—
Borrowings	1,107,588	1,110,627	—	1,110,627	—
Derivative liabilities	14,375	14,375	—	14,375	—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

	December 31, 2024
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$289,223	$289,223	$289,223	$—	$—
Debt securities available for sale	1,025,946	1,025,946	314,702	700,743	10,501
Debt securities held to maturity	392,840	350,153	—	350,153	—
Equity securities	6,673	6,673	6,350	323	—
Federal Home Loan Bank stock	60,387	60,387	—	60,387	—
Loans receivable, net	7,856,970	7,393,058	—	—	7,393,058
Derivative assets	18,895	18,895	—	18,895	—

Financial liabilities:
Deposits	$8,096,149	$8,088,842	$—	$8,088,842	$—
Borrowings	1,080,600	1,077,466	—	1,077,466	—
Derivative liabilities	20,025	20,025	—	20,025	—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss)

    The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025			2024
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gain (loss) on debt securities available for sale:	$15,884	$(4,420)	$11,464	$(6,948)	$1,956	$(4,992)
Accretion of unrealized (loss) gain on debt securities reclassified as held to maturity	(13)	4	(9)	5	(1)	4
Reclassification adjustment for (loss) included in net income	—	—	—	(1,256)	353	(903)
	15,871	(4,416)	11,455	(8,199)	2,308	(5,891)
Derivatives:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(2,966)	825	(2,141)	5,233	(1,473)	3,760
	(2,966)	825	(2,141)	5,233	(1,473)	3,760

Employee benefit plans:
Amortization of prior service cost included in net income	(34)	9	(25)	(14)	4	(10)
Reclassification adjustment of actuarial net gain (loss) included in net income	23	(6)	17	(534)	150	(384)
Change in funded status of retirement obligations	16	(4)	12	589	(166)	423
	5	(1)	4	41	(12)	29
Total other comprehensive income (loss)	$12,910	$(3,592)	$9,318	$(2,925)	$823	$(2,102)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025				2024
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(83,523)	$1,365	$(28,210)	$(110,368)	$(113,649)	$(414)	$(44,672)	$(158,735)
Current period changes in other comprehensive income (loss)	11,455	(2,141)	4	9,318	(5,891)	3,760	29	(2,102)
Total other comprehensive income (loss)	$(72,068)	$(776)	$(28,206)	$(101,050)	$(119,540)	$3,346	$(44,643)	$(160,837)

The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the three months ended March 31, 2025 and 2024:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Three Months Ended March 31,		Affected Line Items in the Consolidated Statements of Income
	2025	2024
	(In thousands)

Reclassification adjustment for (loss) included in net income	$—	$(1,256)	Loss on securities transactions
Reclassification adjustment of actuarial net (loss) gain included in net income	$23	$(534)	Other non-interest expense
Total before tax	23	(1,790)
Income tax benefit	(6)	503
Net of tax	$17	$(1,287)

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

    Interest Rate Swaps. At March 31, 2025 and December 31, 2024, the Company had 86 and 84 interest rate swaps in place with commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $305.4 million and $298.8 million, respectively. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

    At March 31, 2025 and December 31, 2024, the Company had 35 and 31 interest rate swaps with notional amounts of $418.7 million and $378.7 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

At March 31, 2025 and December 31, 2024, the Company had one and eight interest rate fair value swaps with notional amounts totaling $100.0 million and $850.0 million, respectively. The Company is exposed to changes in the fair value of certain of its fixed-rate pools of assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Secured Overnight Financing Rate ("SOFR").

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

For the three months ended March 31, 2025 and 2024, the Company recorded hedge ineffectiveness associated with these contracts totaling approximately $(25,000) and $36,000, respectively.
    The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$1,563	Other Liabilities	$2,253
Interest rate products - non-designated hedges	Other Assets	12,125	Other Liabilities	12,122
Total derivative instruments		$13,688		$14,375

	December 31, 2024
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$3,619	Other Liabilities	$4,847
Interest rate products - non-designated hedges	Other Assets	15,276	Other Liabilities	15,178
Total derivative instruments		$18,895		$20,025

For the three months ended March 31, 2025 and 2024, (losses) gains of $(95,000) and $93,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties.

    At March 31, 2025 and December 31, 2024, accrued interest was $360,000 and $639,000, respectively.

    The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

    At March 31, 2025, the termination value of derivatives in a net liability position, which includes accrued interest, was $688,000. The Company has collateral posting thresholds with certain of its derivative counterparties, but as of March 31, 2025 has no required posted collateral against its obligations under these agreements.

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

At March 31, 2025 and December 31, 2024, the following amounts were recorded on the Consolidated Statements of Financial Condition related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of Hedged Assets/(Liabilities)	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of Hedged Assets/(Liabilities)
	At March 31, 2025		At December 31, 2024
	(In thousands)

Fair value interest rate products	$99,661	$(339)	$853,422	$3,422

17.    Segment Reporting

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

18.    Revenue Recognition

The Company's revenue includes net interest income on financial instruments and non-interest income. Most of the Company's revenue is not within the scope of Accounting Standards Codification Topic 606 which does not apply to revenue associated with financial instruments, including interest income on loans and securities, which comprise the majority of the Company's revenue. Revenue-generating activities that are within the scope of this guidance are components of non-interest income. These revenue streams can generally be classified as demand deposit account fees, title insurance fees, insurance agency income, and other fees.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
18.    Revenue Recognition (continued)

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$1,888	$1,413
Title insurance fees	646	503
Insurance agency income	67	48
Other non-interest income	1,511	1,480
Total in-scope non-interest income	4,112	3,444
Total out-of-scope non-interest income	4,359	4,008
Total non-interest income	$8,471	$7,452

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

19.    Subsequent Events

    The Company has evaluated events subsequent to March 31, 2025 and through the financial statement issuance date of May 9, 2025, and concluded that no material events occurred that would require disclosure.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

    Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risk factors and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, as well as its impact on fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, higher inflation and its impact on national and local economic conditions, the Company's ability to successfully implement its business strategy, acquisitions and the integration of acquired businesses, the successful implementation of our December 2024 balance sheet repositioning strategy, the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts, the adequacy of loan loss reserves, the impact of legal, judicial and regulatory proceedings or investigations; competitive pressures from other financial institutions and financial services companies, credit risk management, asset-liability management, the financial and securities markets, the impact of failures or disruptions in or breaches of the Company's operational or security systems, data or infrastructure, or those of third parties, including as a result of cyber attacks or campaigns, and the availability of and costs associated with sources of liquidity.

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

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total assets increased $132.4 million, or 1.3%, to $10.6 billion at March 31, 2025 as compared to $10.5 billion at December 31, 2024. The increase in total assets was primarily attributable to an increase in debt securities available for sale of $51.4 million, and an increase in loans receivable, net, of $108.3 million, partially offset by a decrease in cash and cash equivalents of $33.1 million.

Cash and cash equivalents decreased $33.1 million, or 11.5%, to $256.1 million at March 31, 2025 from $289.2 million at December 31, 2024. The decrease was primarily attributable to purchases of securities of $84.7 million, and origination of loans receivable, partially offset by proceeds from principal repayments on securities of $41.2 million, and repayments on loans receivable.

Debt securities available for sale increased $51.4 million, or 5.0%, to $1.1 billion at March 31, 2025 from $1.0 billion at December 31, 2024. The increase was attributable to purchases of securities of $64.8 million, consisting primarily of U.S. government obligations and mortgage-backed securities, and a decrease in the gross unrealized loss on securities of $15.9 million, partially offset by repayments on securities of $29.1 million, and a partial call of a security of $756,000.

Loans receivable, net, increased $108.3 million, or 1.4%, to $8.0 billion at March 31, 2025 from $7.9 billion at December 31, 2024. Multifamily loans and commercial real estate loans increased $107.2 million and $89.5 million, respectively, partially offset by decreases in one-to-four family real estate loans, construction loans, commercial business loans, and home equity loans and advances of $34.4 million, $36.5 million, $8.0 million, and $5.6 million, respectively. The allowance for credit losses for loans increased $2.1 million to $62.0 million at March 31, 2025 from $60.0 million at December 31, 2024, primarily due to an increase in the outstanding balance of loans.

Total liabilities increased $112.4 million, or 1.2%, to $9.5 billion at March 31, 2025 from $9.4 billion at December 31, 2024. The increase was primarily attributable to an increase in total deposits of $98.8 million, or 1.2%, and an increase in borrowings of $27.0 million, or 2.5%, partially offset by a decrease in other liabilities of $15.2 million. The increase in total deposits consisted of increases in non-interest-bearing demand deposits, money market accounts and certificates of deposit of $52.2 million, $92.0 million, and $41.3 million, respectively, partially offset by decreases in interest-bearing demand deposits and savings and club accounts of $85.9 million and $788,000, respectively. The $27.0 million increase in borrowings was driven by a net increase in short-term borrowings of $67.0 million, coupled with new long-term borrowings of $20.0 million, partially offset by repayments of $60.0 million in maturing long-term borrowings.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total stockholders’ equity increased $20.0 million, or 1.8%, with a balance of $1.1 billion at both March 31, 2025 and December 31, 2024. The increase in total stockholders' equity was primarily attributable to net income of $8.9 million, and an increase of $9.3 million in other comprehensive income, which includes changes in unrealized losses on debt securities available for sale and unrealized gains on swap contracts, net of taxes, included in other comprehensive income.

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and March 31, 2024

Net income of $8.9 million was recorded for the quarter ended March 31, 2025, an increase of $10.1 million, compared to a net loss of $1.2 million for the quarter ended March 31, 2024. The increase in net income was primarily attributable to an $8.1 million increase in net interest income, a $2.3 million decrease in provision for credit losses and a $1.8 million decrease in non-interest expense, partially offset by a $3.2 million increase in income tax expense.

Net interest income was $50.3 million for the quarter ended March 31, 2025, an increase of $8.1 million, or 19.3%, from $42.2 million for the quarter ended March 31, 2024. The increase in net interest income was primarily attributable to a $3.5 million increase in interest income and a $4.6 million decrease in interest expense on deposits and borrowings. The increase in interest income was primarily due to an increase in the average balance of loans coupled with an increase in average yields on loans and securities. During the fourth quarter of 2024 the Company implemented a balance sheet repositioning transaction which resulted in an increase in the average yield on securities and a decrease in the cost of borrowings, which had a notable impact on net interest income for the quarter ended March 31, 2025. The 100 basis point decrease in market interest rates during the last four months of 2024 contributed to a decrease in interest expense on borrowings during the quarter ended March 31, 2025. Prepayment penalties, which are included in interest income on loans, totaled $257,000 for the quarter ended March 31, 2025, compared to $268,000 for the quarter ended March 31, 2024.

The average yield on loans for the quarter ended March 31, 2025 increased 10 basis points to 4.89%, as compared to 4.79% for the quarter ended March 31, 2024. Interest income on loans increased due to an increase in both the average balance and yield on loans. The average yield on securities for the quarter ended March 31, 2025 increased 80 basis points to 3.45%, as compared to 2.65% for the quarter ended March 31, 2024. This was a result of lower yielding securities sold as part of the balance sheet repositioning transaction implemented in the fourth quarter of 2024 being replaced with higher yielding securities purchased in 2024 and the quarter ended March 31, 2025. The average yield on other interest-earning assets for the quarter ended March 31, 2025 decreased 31 basis points to 5.75%, as compared to 6.06% for the quarter ended March 31, 2024, due to a decrease in average interest rates received on cash balances, and a decrease in the dividend rate received on Federal Home Loan Bank stock.

Total interest expense was $61.8 million for the quarter ended March 31, 2025, a decrease of $4.6 million, or 6.9%, from $66.4 million for the quarter ended March 31, 2024. The decrease in interest expense was primarily attributable to a 1 basis point decrease in the average cost of interest-bearing deposits along with a 54 basis point decrease in the average cost of borrowings, coupled with a decrease in the average balance of borrowings, partially offset by an increase in the average balance of interest-bearing deposits. Interest expense on deposits increased $1.7 million, or 3.6%, and interest expense on borrowings decreased $6.3 million, or 35.1%.

The Company's net interest margin for the quarter ended March 31, 2025 increased 36 basis points to 2.11%, when compared to 1.75% for the quarter ended March 31, 2024. The net interest margin increased for the quarter ended March 31, 2025 due to an increase in the average yield on interest-earning assets coupled with a decrease in the average cost of interest-bearing liabilities. The weighted average yield on interest-earning assets increased 19 basis points to 4.69% for the quarter ended March 31, 2025 as compared to 4.50% for the quarter ended March 31, 2024. The average cost of interest-bearing liabilities decreased 17 basis points to 3.21% for the quarter ended March 31, 2025 as compared to 3.38% for the quarter ended March 31, 2024.

The provision for credit losses for the quarter ended March 31, 2025 was $2.9 million, a decrease of $2.3 million, from $5.3 million for the quarter ended March 31, 2024. The decrease in provision for credit losses during the quarter was primarily due to a decrease in net charge-offs, which totaled $857,000 for the quarter ended March 31, 2025 as compared to $5.0 million for the quarter ended March 31, 2024.

Non-interest income was $8.5 million for the quarter ended March 31, 2025, an increase of $1.0 million, or 13.7%, from $7.5 million for the quarter ended March 31, 2024. The increase was primarily attributable to the loss on securities transactions of $1.3 million included in the 2024 period, and an increase of $475,000 in fees related to commercial account treasury services.

Non-interest expense was $43.8 million for the quarter ended March 31, 2025, a decrease of $1.8 million, or 4.0%, from $45.7 million for the quarter ended March 31, 2024. The decrease was primarily attributable to a decrease in professional fees of $2.1

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
million, as legal, regulatory and compliance-related costs decreased in the 2025 period, and a decrease in federal deposit insurance premiums of $475,000.
Income tax expense was $3.1 million for the quarter ended March 31, 2025, an increase of $3.2 million, as compared to an income tax benefit of $129,000 for the quarter ended March 31, 2024, mainly due to an increase in pre-tax income. The Company's effective tax rate was 25.9% and 10.0% for the quarters ended March 31, 2025 and 2024, respectively. The effective tax rate for the 2024 period was primarily impacted by permanent income tax differences.

Asset Quality

The Company's non-performing loans at March 31, 2025 totaled $24.9 million, or 0.31% of total gross loans, as compared to $21.7 million, or 0.28% of total gross loans, at December 31, 2024. The $3.2 million increase in non-performing loans was primarily attributable to a $5.9 million construction loan designated as non-performing during the 2025 period, an increase in non-performing one-to-four family real estate loans of $835,000, and an increase in non-performing commercial real estate loans of $452,000, partially offset by a decrease in non-performing commercial business loans of $4.4 million. The $5.9 million non-performing construction loan represents the construction of a mixed use five-story building with both commercial space and apartments.The increase in non-performing one-to-four family real estate loans was due to an increase in the number of loans from 32 non-performing loans at December 31, 2024 to 38 loans at March 31, 2025. The increase in non-performing commercial real estate loans was due to an increase in the number of loans from four non-performing loans at December 31, 2024 to seven loans at March 31, 2025. The decrease in non-performing commercial business loans was primarily attributable to one loan with an outstanding balance of $4.3 million which was paid in full during the 2025 period. Non-performing assets as a percentage of total assets totaled 0.25% at March 31, 2025, as compared to 0.22% at December 31, 2024.

For the quarter ended March 31, 2025, net charge-offs totaled approximately $857,000, as compared to $5.0 million in net charge-offs recorded for the quarter ended March 31, 2024.

The Company's allowance for credit losses on loans was $62.0 million, or 0.78% of total gross loans, at March 31, 2025, compared to $60.0 million, or 0.76% of total gross loans, at December 31, 2024. The increase in the allowance for credit losses for loans was primarily due to an increase in the outstanding balance of loans.

Additional Liquidity, Loan and Deposit Information

The Company services a diverse retail and commercial deposit base through its 69 branches. With a over 207,000 accounts, the average deposit account balance was approximately $40,000 at March 31, 2025.

Deposit balances are summarized as follows:

	At March 31, 2025		At December 31, 2024
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,490,243	—%	$1,438,030	—%
Interest-bearing demand	1,935,384	2.08	2,021,312	2.19
Money market accounts	1,333,668	2.84	1,241,691	2.82
Savings and club deposits	651,713	0.70	652,501	0.75
Certificates of deposit	2,783,927	4.08	2,742,615	4.24
Total deposits	$8,194,935	2.40%	$8,096,149	2.47%

The Company continues to maintain strong liquidity and capital positions. The Company had no outstanding borrowings from the Federal Reserve Discount Window at March 31, 2025. As of March 31, 2025, the Company had immediate access to approximately $2.8 billion of funding, with additional unpledged loan collateral of approximately $2.2 billion.

At March 31, 2025, the Company's non-performing multifamily and commercial real estate loans totaled $3.4 million, or 0.04%, of total loans receivable.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents multifamily real estate, owner occupied commercial real estate, and the components of investor owned commercial real estate loans included in the real estate loan portfolio.

	At March 31, 2025
	(Dollars in thousands)
	Balance	% of Gross Loans	Weighted Average Loan to Value Ratio	Weighted Average Debt Service Coverage
Multifamily Real Estate	$1,567,862	19.6%	58.0%	1.58x

Owner Occupied Commercial Real Estate	$689,509	8.6%	53.7%	2.23x

Investor Owned Commercial Real Estate:
Retail / Shopping centers	$518,841	6.5%	53.4%	1.50x
Mixed Use	220,391	2.8	58.0	1.57
Industrial / Warehouse	423,634	5.3	54.8	1.65
Non-Medical Office	189,617	2.4	51.1	1.65
Medical Office	118,547	1.5	60.0	1.46
Single Purpose	95,041	1.2	54.8	3.14
Other	173,849	2.2	51.3	1.75
Total	$1,739,920	21.9%	54.4%	1.67x

Total Multifamily and Commercial Real Estate Loans	$3,997,291	50.1%	55.7%	1.73x

As of March 31, 2025, the Company had less than $1.0 million in loan exposure to office or rent stabilized multifamily loans in New York City.

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
and increases in interest rates in the absence of economic improvement or any other such factors. Any one or a combination of these events may adversely affect a borrower's ability to repay its loan, resulting in increased delinquencies and loan losses. Accordingly, we have recorded loan credit losses at a level which is estimated to represent the current risk in the loan portfolio.

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

    The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and projections of future taxable income. These estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets and the benefits from certain state temporary differences. At March 31, 2025 and December 31, 2024, the Company's net deferred tax assets totaled $8.8 million and $12.4 million, respectively. No valuation allowance was deemed necessary at both period end dates. Based upon projections of future taxable income and the ability to carryforward operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

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

    The table below sets forth, as of March 31, 2025, the net portfolio value, the estimated changes in the net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and its subsidiaries only and does not include any assets of Columbia Financial, Inc.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent Change	Estimated NPV	Present Value Ratio	Percent Change
			(Dollars in thousands)
+400	$204,770	$(21,338)	(9.44)%	$802,869	8.87%	(35.61)%
+300	210,828	(15,280)	(6.76)	921,028	9.91	(26.14)
+200	216,547	(9,561)	(4.23)	1,035,860	10.86	(16.93)
+100	221,682	(4,426)	(1.96)	1,146,740	11.72	(8.04)
Base	226,108	—	—	1,246,981	12.41	—
-100	229,976	3,868	1.71	1,338,719	12.97	7.36
-200	234,322	8,214	3.63	1,411,571	13.33	13.20
-300	238,066	11,958	5.29	1,456,923	13.40	16.84
-400	231,771	5,663	2.50	1,407,447	12.62	12.87

    As of March 31, 2025, based on the scenarios above, net interest income would decrease by approximately 4.23% if rates were to rise 200 basis points, and would increase by 3.63% if rates were to decrease 200 basis points over a one-year time horizon.

    Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of March 31, 2025, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 16.93%. If rates were to decrease 200 basis points, the model forecasts a 13.20% increase in the NPV.

    Overall, our March 31, 2025 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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
We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth or financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds and dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and through the FHLB system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our securities portfolio. As of March 31, 2025, the potential liquidity from these sources is an amount we believe currently exceeds any contingent liquidity need.

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
Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of March 31, 2025 and December 31, 2024, each of the Company and Columbia Bank exceeded all capital adequacy requirements to which it was subject.

    The following tables presents the Company's and Columbia Bank's actual capital amounts and ratios at March 31, 2025 and December 31, 2024 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At March 31, 2025:
Total capital (to risk-weighted assets)	$1,148,457	14.12%	$650,780	8.00%	$854,149	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,082,208	13.30	488,085	6.00	691,454	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,074,991	13.21	366,064	4.50	569,433	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,082,208	10.29	420,598	4.00	420,598	4.00	N/A	N/A

At December 31, 2024:
Total capital (to risk-weighted assets)	$1,131,159	14.20%	$637,077	8.00%	$836,164	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,067,445	13.40	477,808	6.00	676,895	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,060,228	13.31	358,356	4.50	557,443	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,067,445	10.02	426,319	4.00	426,319	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Columbia Bank	(In thousands, except ratio data)
At March 31, 2025:
Total capital (to risk-weighted assets)	$1,105,343	14.37%	$615,268	8.00%	$807,539	10.50%	$769,085	10.00%
Tier 1 capital (to risk-weighted assets)	1,039,094	13.51	461,451	6.00	653,722	8.50	615,268	8.00
Common equity tier 1 capital (to risk-weighted assets)	1,039,094	13.51	346,088	4.50	538,360	7.00	499,905	6.50
Tier 1 capital (to adjusted total assets)	1,039,094	9.88	420,554	4.00	420,554	4.00	525,693	5.00

At December 31, 2024:
Total capital (to risk-weighted assets)	$1,090,717	14.41%	$605,734	8.00%	$795,025	10.50%	$757,167	10.00%
Tier 1 capital (to risk-weighted assets)	1,027,003	13.56	454,300	6.00	643,592	8.50	605,734	8.00
Common equity tier 1 capital (to risk-weighted assets)	1,027,003	13.56	340,725	4.50	530,017	7.00	492,159	6.50
Tier 1 capital (to adjusted total assets)	1,027,003	9.64	425,935	4.00	425,935	4.00	532,419	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

    During the quarter ended March 31, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

    The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

    For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 3, 2025. As of March 31, 2025, the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    The following table reports information regarding repurchases of the Company's common stock, excluding excise tax during the quarter ended March 31, 2025:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2025	28,423	$14.80	—	—
February 1 - 28, 2025	633	14.76	—	—
March 1 - 31, 2025	8,485	15.32	—	—
Total	37,541	$14.92	—

(1) There are no outstanding repurchase programs.
(2) During the three months ended March 31, 2025, 8,485 shares were repurchased for taxes related to the 2019 Equity Incentive Plan and 29,056 shares were repurchased pursuant to forfeitures and not as part of a share repurchase program.

Item 3.     Defaults Upon Senior Securities

    Not Applicable.

Item 4.     Mine Safety Disclosures

    Not Applicable.

Item 5.     Other Information

    During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

101.0
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2025, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

Columbia Financial, Inc.

Date:	May 9, 2025	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2025	/s/Dennis E. Gibney
Dennis E. Gibney
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)