Form 10-Q
period 2025-06-30
Columbia Financial, Inc.
filed 2025-08-08
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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
☐ Yes ☒ No

As of August 5, 2025, there were 104,927,137 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share (including 76,016,524 shares held by Columbia Bank, MHC).

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets	(Unaudited)

Cash and due from banks	$248,113	$289,113
Short-term investments	111	110
Total cash and cash equivalents	248,224	289,223

Debt securities available for sale, at fair value	1,056,950	1,025,946
Debt securities held to maturity, at amortized cost (fair value of $368,232 and $350,153 at June 30, 2025 and December 31, 2024, respectively)	402,159	392,840
Equity securities, at fair value	7,253	6,673
Federal Home Loan Bank stock	68,663	60,387

Loans receivable	8,175,499	7,916,928
Less: allowance for credit losses	64,467	59,958
Loans receivable, net	8,111,032	7,856,970

Accrued interest receivable	41,161	40,383
Office properties and equipment, net	82,176	81,772
Bank-owned life insurance ("BOLI")	278,756	274,908
Goodwill and intangible assets	120,003	121,008
Other real estate owned	—	1,334
Other assets	322,651	324,049
Total assets	$10,739,028	$10,475,493

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$8,135,483	$8,096,149
Borrowings	1,272,578	1,080,600
Advance payments by borrowers for taxes and insurance	49,525	45,453
Accrued expenses and other liabilities	160,734	172,915
Total liabilities	9,618,320	9,395,117

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 131,623,847 shares issued and 104,927,137 shares outstanding at June 30, 2025, and 131,414,591 shares issued and 104,759,185 shares outstanding at December 31, 2024	1,316	1,314
Additional paid-in capital	802,923	799,482
Retained earnings	903,156	881,951
Accumulated other comprehensive loss	(95,104)	(110,368)
Treasury stock, at cost; 26,696,710 shares at June 30, 2025 and 26,655,406 shares at December 31, 2024	(461,588)	(460,980)
Common stock held by the Employee Stock Ownership Plan	(29,080)	(30,207)
Stock held by Rabbi Trust	(3,445)	(3,255)
Deferred compensation obligations	2,530	2,439
Total stockholders' equity	1,120,708	1,080,376
Total liabilities and stockholders' equity	$10,739,028	$10,475,493

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:	(Unaudited)
Loans receivable	$99,646	$95,252	$194,756	$188,201
Debt securities available for sale and equity securities	10,301	9,241	20,043	17,026
Debt securities held to maturity	2,922	2,502	5,733	4,871
Federal funds and interest-earning deposits	2,443	4,459	5,301	8,022
Federal Home Loan Bank stock dividends	1,179	1,832	2,821	3,793
Total interest income	116,491	113,286	228,654	221,913
Interest expense:
Deposits	49,344	49,826	99,489	98,244
Borrowings	13,444	19,380	25,137	37,389
Total interest expense	62,788	69,206	124,626	135,633

Net interest income	53,703	44,080	104,028	86,280

Provision for credit losses	2,468	2,194	5,401	7,472

Net interest income after provision for credit losses	51,235	41,886	98,627	78,808

Non-interest income:
Demand deposit account fees	2,015	1,590	3,903	3,003
Bank-owned life insurance	1,990	1,804	3,849	3,584
Title insurance fees	861	744	1,507	1,247
Loan fees and service charges	1,744	1,378	2,800	2,339
Gain (loss) on securities transactions	336	—	336	(1,256)
Change in fair value of equity securities	272	101	580	452
(Loss) gain on sale of loans	(15)	181	500	366
Gain on sale of other real estate owned	281	—	281	—
Other non-interest income	2,689	3,382	4,888	6,897
Total non-interest income	10,173	9,180	18,644	16,632

Non-interest expense:
Compensation and employee benefits	28,933	27,659	57,516	55,172
Occupancy	5,968	6,054	12,153	12,027
Federal deposit insurance premiums	1,739	1,879	3,619	4,234
Advertising	563	661	1,094	1,287
Professional fees	3,519	4,509	6,034	9,143
Data processing and software expenses	4,103	3,914	8,164	7,881
Merger-related expenses	—	692	—	714
Other non-interest expense, net	81	879	171	1,447
Total non-interest expense	44,906	46,247	88,751	91,905

Income before income tax expense	16,502	4,819	28,520	3,535

Income tax expense	4,197	279	7,315	150

Net Income	$12,305	$4,540	$21,205	$3,385

Earnings per share-basic	$0.12	$0.04	$0.21	$0.03
Earnings per share-diluted	$0.12	$0.04	$0.21	$0.03
Weighted average shares outstanding-basic	101,985,784	101,651,511	101,898,636	101,699,126
Weighted average shares outstanding-diluted	101,985,784	101,651,511	101,898,636	101,804,386

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)

Net income	$12,305	$4,540	$21,205	$3,385

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities available for sale	4,250	(450)	15,715	(5,442)
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	4	2	(6)	6
Reclassification adjustment for gain (loss) included in net income	243	—	243	(903)
	4,497	(448)	15,952	(6,339)

Derivatives, net of tax:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(1,190)	298	(3,331)	4,058
	(1,190)	298	(3,331)	4,058

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(25)	(10)	(48)	(20)
Reclassification adjustment of actuarial net gain (loss) included in net income	17	(394)	33	(778)
Change in funded status of retirement obligations	2,647	5,909	2,658	6,332
	2,639	5,505	2,643	5,534

Total other comprehensive income	5,946	5,355	15,264	3,253

Total comprehensive income, net of tax	$18,251	$9,895	$36,469	$6,638

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended June 30, 2025 and 2024 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at March 31, 2025	$1,316	$801,349	$890,851	$(101,050)	$(461,536)	$(29,647)	$(3,371)	$2,431	$1,100,343
Net income	—	—	12,305	—	—	—	—	—	12,305
Other comprehensive income	—	—	—	5,946	—	—	—	—	5,946
Stock based compensation	—	1,330	—	—	—	—	—	—	1,330
Restricted stock forfeitures (424 shares)	—	6	—	—	(6)	—	—	—	—
Repurchase shares for taxes (3,339 shares)	—	—	—	—	(49)	—	—	—	(49)
Excise tax benefit on net stock repurchases	—	—	—	—	3	—	—	—	3
Employee Stock Ownership Plan shares committed to be released	—	238	—	—	—	567	—	—	805
Funding of deferred compensation obligations	—	—	—	—	—	—	(74)	99	25
Balance at June 30, 2025	$1,316	$802,923	$903,156	$(95,104)	$(461,588)	$(29,080)	$(3,445)	$2,530	$1,120,708

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Three Months Ended June 30, 2025 and 2024 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at March 31, 2024	$1,314	$793,878	$892,449	$(160,837)	$(455,948)	$(31,914)	$(3,041)	$2,124	$1,038,025
Net income	—	—	4,540	—	—	—	—	—	4,540
Other comprehensive income	—	—	—	5,355	—	—	—	—	5,355
Stock based compensation	—	2,241	—	—	—	—	—	—	2,241
Purchase of treasury stock (263,600 shares)	—	—	—	—	(4,242)	—	—	—	(4,242)
Restricted stock forfeitures (150 shares)	—	3	—	—	(3)	—	—	—	—
Repurchase shares for taxes (3,786 shares)	—	—	—	—	(56)	—	—	—	(56)
Excise tax on net stock repurchases	—	—	—	—	(42)		—	—	(42)
Employee Stock Ownership Plan shares committed to be released	—	310	—	—	—	565	—	—	875
Funding of deferred compensation obligations	—	—	—	—	—	—	(65)	103	38
Balance at June 30, 2024	$1,314	$796,432	$896,989	$(155,482)	$(460,291)	$(31,349)	$(3,106)	$2,227	$1,046,734

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Six Months Ended June 30, 2025 and 2024 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2024	$1,314	$799,482	$881,951	$(110,368)	$(460,980)	$(30,207)	$(3,255)	$2,439	$1,080,376
Net income	—	—	21,205	—	—	—	—	—	21,205
Other comprehensive income	—	—	—	15,264	—	—	—	—	15,264
Issuance of common stock allocated to restricted stock award grants (209,256 shares)	2	(2)	—	—	—	—	—	—	—
Stock based compensation	—	2,460	—	—	—	—	—	—	2,460
Restricted stock forfeitures (29,480 shares)	—	436	—	—	(436)	—	—	—	—
Repurchase shares for taxes (11,824 shares)	—	—	—	—	(179)	—	—	—	(179)
Excise tax benefit on net stock repurchases	—	—	—	—	7				7
Employee Stock Ownership Plan shares committed to be released	—	547	—	—	—	1,127	—	—	1,674
Funding of deferred compensation obligations	—	—	—	—	—	—	(190)	91	(99)
Balance at June 30, 2025	$1,316	$802,923	$903,156	$(95,104)	$(461,588)	$(29,080)	$(3,445)	$2,530	$1,120,708

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Six Months Ended June 30, 2025 and 2024 (In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2023	$1,312	$791,450	$893,604	$(158,735)	$(454,128)	$(32,478)	$(2,955)	$2,265	$1,040,335
Net income	—	—	3,385	—	—	—	—	—	3,385
Other comprehensive income	—	—	—	3,253	—	—	—	—	3,253
Issuance of common stock allocated to restricted stock award grants (212,441 shares)	2	(2)	—	—	—	—	—	—	—
Stock based compensation	—	4,270	—	—	—	—	—	—	4,270
Purchase of treasury stock (365,116 shares)	—	—	—	—	(5,894)	—	—	—	(5,894)
Exercise of stock options (28,051 shares)	—	(49)	—	—	—	—	—	—	(49)
Restricted stock forfeitures (1,695 shares)	—	30	—	—	(30)	—	—	—	—
Repurchase shares for taxes (12,189 shares)	—	—	—	—	(195)	—	—	—	(195)
Excise tax on net stock repurchases	—	—	—	—	(44)	—	—	—	(44)
Employee Stock Ownership Plan shares committed to be released	—	733	—	—	—	1,129	—	—	1,862
Funding of deferred compensation obligations	—	—	—	—	—	—	(151)	(38)	(189)
Balance at June 30, 2024	$1,314	$796,432	$896,989	$(155,482)	$(460,291)	$(31,349)	$(3,106)	$2,227	$1,046,734

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2025	2024
	(In thousands, unaudited)
Cash flows from operating activities:
Net income	$21,205	$3,385
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	2,941	2,095
Net amortization of premiums and discounts on securities	(1,915)	(216)
Net amortization of mortgage servicing rights	98	134
Amortization of intangible assets	1,031	1,116
Depreciation and amortization of office properties and equipment	4,218	4,078
Amortization of operating lease right-of-use assets	1,995	1,958
Provision for credit losses	5,401	7,472
(Gain) loss on securities transactions	(336)	1,256
Change in fair value of equity securities	(580)	(452)
Gain on securitizations	(70)	—
Gain on sale of loans, net	(430)	(366)
Gain on disposal of office properties and equipment, net	(18)	—
Deferred tax (benefit) expense	(5,818)	1,688
(Increase) in accrued interest receivable	(778)	(1,993)
Gain on sale of other real estate owned	(281)	—
Decrease (increase) in other assets	810	(8,123)
(Decrease) increase in accrued expenses and other liabilities	(14,599)	18,319
Income on bank-owned life insurance	(3,849)	(3,584)
Employee stock ownership plan expense	1,674	1,862
Stock based compensation	2,460	4,270
(Increase) in deferred compensation obligations under Rabbi Trust	(99)	(189)
Net cash provided by operating activities	13,060	32,710

Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	15,656	3,495
Proceeds from paydowns/maturities/calls of debt securities available for sale	102,847	62,990
Proceeds from paydowns/maturities/calls of debt securities held to maturity	24,869	6,483
Purchases of debt securities available for sale	(118,767)	(246,244)
Purchases of debt securities held to maturity	(33,369)	(16,635)
Proceeds from sales of loans held-for-sale	20,525	6,896
Purchases of loans receivable	(150,882)	—
Net (increase) decrease in loans receivable	(138,878)	39,419
Proceeds from bank-owned life insurance death benefits	—	5
Proceeds from redemptions of Federal Home Loan Bank stock	19,574	17,553
Purchases of Federal Home Loan Bank stock	(27,850)	(24,149)
Proceeds from sales of office properties and equipment	18	—
Additions to office properties and equipment	(4,622)	(3,048)
Proceeds from sales of other real estate owned	1,615	—
Net cash (used in) investing activities	$(289,264)	$(153,235)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
	2025	2024
	(In thousands, unaudited)

Cash flows from financing activities:
Net increase (decrease) in deposits	$39,334	$(65,009)
Proceeds from long-term borrowings	130,000	210,000
Payments on long-term borrowings	(60,000)	(70,000)
Net increase in short-term borrowings	121,978	15,204
Increase in advance payments by borrowers for taxes and insurance	4,072	4,333
Exercise of stock options	—	(49)
Purchase of treasury stock	—	(5,894)
Repurchase of shares for taxes	(179)	(195)
Net cash provided by financing activities	$235,205	$88,390

Net (decrease) in cash and cash equivalents	$(40,999)	$(32,135)

Cash and cash equivalents at beginning of year	289,223	423,249
Cash and cash equivalents at end of period	$248,224	$391,114

Cash paid during the period for:
Interest on deposits and borrowings	$124,241	$134,745
Income tax payments, net of refunds	$73	$664

Non-cash investing and financing activities:
Transfer of loans receivable to other real estate owned	$—	$1,974
Transfer of loans receivable to loans held-for-sale	$20,149	$6,532
Securitization of loans	$7,207	$—
Excise tax (benefit)on net stock repurchases	$(7)	$44

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

    The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months periods ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period.

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

2.    Acquisition

On December 1, 2021, the Company completed its acquisition of Freehold Bancorp, MHC, Freehold Bancorp, Inc. and Freehold Bank (collectively, the "Freehold Entities" or "Freehold"). Pursuant to the terms of the merger agreement, Freehold Bancorp, MHC merged with and into Columbia Bank, MHC (the "MHC"), with the MHC as the surviving entity; and Freehold Bancorp, Inc. merged with and into Columbia Financial, with Columbia Financial as the surviving entity. In connection with the merger, Freehold Bank converted to a federal savings bank and operated as a wholly-owned subsidiary of Columbia Financial, until October 5, 2024, when the Company merged Freehold Bank into Columbia Bank. Under the terms of the merger agreement, upon the merger of the two banks, depositors of Freehold Bank became depositors of Columbia Bank and have the same rights and privileges in the MHC as if their accounts had been established at Columbia Bank on the date established at Freehold Bank. The Company issued 2,591,007 shares of its common stock to the MHC, representing an amount equal to the fair value of the Freehold Entities as determined by an independent appraiser, at the effective time of the holding company mergers.

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the Freehold Entities totaled $692,000 and $714,000, during the three and six months ended June 30, 2024. There were no expenses recorded for the three and six months ended June 30, 2025.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)

Net income (loss)	$12,305	$4,540	$21,205	$3,385
Shares:
Weighted average shares outstanding - basic	101,985,784	101,651,511	101,898,636	101,699,126
Weighted average diluted shares outstanding	—	—	—	105,260
Weighted average shares outstanding - diluted	101,985,784	101,651,511	101,898,636	101,804,386
Earnings per share:
Basic	$0.12	$0.04	$0.21	$0.03
Diluted	$0.12	$0.04	$0.21	$0.03

    During the three and six months ended June 30, 2025 and 2024, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 4,127,891 and 3,834,101, and 3,710,618 and 949,748, respectively.

4.    Stock Repurchase Program

On May 25, 2023, the Company announced that its Board of Directors authorized the Company's sixth stock repurchase program to acquire up to 2,000,000 shares, or approximately 1.9% of the Company's then issued and outstanding common stock. This program expired in 2024 and, prior to its expiration, and repurchases were paused in order to retain capital.

During the three and six months ended June 30, 2024, the Company repurchased 263,600 shares at a cost of approximately $4.2 million, or $16.09 per share, and 365,116 shares at a cost of approximately $5.9 million, or $16.14 per share, respectively, under the previous program. Repurchased shares are held as treasury stock and are available for general corporate purposes.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
5.    Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Pronouncements Adopted in 2025

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update is effective for financial statements issued for fiscal years beginning after December 15, 2024, with early adoption in the interim period permitted. The Company adopted this ASU on January 1, 2025 on a prospective basis. As it is only related to annual disclosures, this ASU is not expected to have a significant impact on the Company's consolidated financial statements, other than enhanced annual disclosures.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated information about certain income statement line items in a tabular format in the notes to the consolidated financial statements. This update is effective for financial statements issued for fiscal years beginning after December 15, 2026, with early adoption in the interim period permitted. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements. As it is only disclosure related, this ASU is not expected to have a significant impact on the consolidated financial statements.

6.    Debt Securities Available for Sale

    Debt securities available for sale at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$344,806	$3,812	$(34)	$348,584
Mortgage-backed securities and collateralized mortgage obligations	717,365	976	(90,509)	627,832
Municipal obligations	2,374	2	(7)	2,369
Corporate debt securities	86,218	178	(8,231)	78,165
	$1,150,763	$4,968	$(98,781)	$1,056,950

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$314,494	$810	$(602)	$314,702
Mortgage-backed securities and collateralized mortgage obligations	729,488	173	(106,704)	622,957
Municipal obligations	2,378	3	(22)	2,359
Corporate debt securities	95,508	123	(9,703)	85,928
	$1,141,868	$1,109	$(117,031)	$1,025,946

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

The amortized cost and fair value of debt securities available for sale at June 30, 2025, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	June 30, 2025
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$121,532	$121,572
More than one year to five years	234,157	236,778
More than five years to ten years	77,709	70,768
	$433,398	$429,118
Mortgage-backed securities and collateralized mortgage obligations	717,365	627,832
	$1,150,763	$1,056,950
Mortgage-backed securities and collateralized mortgage obligations totaling $717.4 million at amortized cost, and $627.8 million at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three and six months ended June 30, 2025, proceeds from the sale of debt securities available for sale totaled $15.7 million, resulting in gross gains of $336,000 and no gross losses. There were no calls and there were maturities totaling $28.5 million during the three months ended June 30, 2025. During the six months ended June 30, 2025, there was one partial call of a debt security available for sale totaling $756,000 and maturities totaling $28.5 million.

During the three months ended June 30, 2024, there were no sales, calls or maturities of debt securities available for sale. During the six months ended June 30, 2024, proceeds from the sale of a debt security available for sale totaled $3.5 million, resulting in no gross gains and $1.3 million of gross losses. There was one matured debt security available for sale totaling $10.0 million during the six months ended June 30, 2024.

Debt securities available for sale having a carrying value of $416.2 million and $343.4 million, at June 30, 2025 and December 31, 2024, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

    The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at June 30, 2025 and December 31, 2024 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	June 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$29,706	$(34)	$—	$—	$29,706	$(34)
Mortgage-backed securities and collateralized mortgage obligations	36,400	(80)	467,313	(90,429)	503,713	(90,509)
Municipal obligations	—	—	1,357	(7)	1,357	(7)
Corporate debt securities	1,987	(12)	70,250	(8,219)	72,237	(8,231)
	$68,093	$(126)	$538,920	$(98,655)	$607,013	$(98,781)

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

The number of securities in an unrealized loss position at June 30, 2025 totaled 150, compared with 185 at December 31, 2024. All temporarily impaired securities were investment grade as of June 30, 2025. All temporarily impaired securities were investment grade as of December 31, 2024 except two corporate debt securities which were rated BB+, totaling approximately $8.4 million.

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

There was no activity in the allowance for credit losses on debt securities available for sale for the three and six months ended June 30, 2025 and 2024.

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $5.0 million and $4.7 million at June 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.

7.    Debt Securities Held to Maturity

    Debt securities held to maturity at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$44,872	$—	$(4,103)	$—	$40,769
Mortgage-backed securities and collateralized mortgage obligations	357,287	455	(30,279)	—	327,463
	$402,159	$455	$(34,382)	$—	$368,232

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

The amortized cost and fair value of debt securities held to maturity at June 30, 2025, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	June 30, 2025
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$14,875	$14,592
More than one year to five years	10,000	9,209
More than five years to ten years	9,997	9,086
More than ten years	10,000	7,882
	44,872	40,769
Mortgage-backed securities and collateralized mortgage obligations	357,287	327,463
	$402,159	$368,232

Mortgage-backed securities and collateralized mortgage obligations totaling $357.3 million at amortized cost, and $327.5 million at fair value at June 30, 2025, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three and six months ended June 30, 2025 and 2024, there were no sales, calls or maturities of debt securities held to maturity.

Debt securities held to maturity having a carrying value of $231.6 million and $247.6 million, at June 30, 2025 and December 31, 2024, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity (continued)

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at June 30, 2025 and December 31, 2024 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	June 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$40,769	$(4,103)	$40,769	$(4,103)
Mortgage-backed securities and collateralized mortgage obligations	42,481	(790)	260,966	(29,489)	303,447	(30,279)
	$42,481	$(790)	$301,735	$(33,592)	$344,216	$(34,382)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$39,583	$(5,288)	$39,583	$(5,288)
Mortgage-backed securities and collateralized mortgage obligations	41,030	(605)	267,756	(36,802)	308,786	(37,407)
	$41,030	$(605)	$307,339	$(42,090)	$348,369	$(42,695)

    The number of securities in an unrealized loss position at June 30, 2025 totaled 101, compared with 105 at December 31, 2024. All temporarily impaired securities were investment grade as of June 30, 2025 and December 31, 2024.

For held to maturity securities, management measures expected credit losses on a collective basis by major security type. All of the mortgage-backed securities are issued by U.S. government agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses and, therefore, the expectation of non-payment is zero and the Company is not required to estimate an allowance for credit losses on these securities under the CECL standard. All of these securities reflect a credit quality rating of AAA by Moody's Investors Service.

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities held to maturity. Accrued interest receivable on debt securities held to maturity is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $952,000 and $898,000 at June 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.

8.    Equity Securities at Fair Value

    The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, preferred stock in U.S. Government agencies, and a Community Reinvestment Act qualifying bond fund which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at June 30, 2025 and December 31, 2024 was $7.3 million and $6.7 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
8.    Equity Securities at Fair Value (continued)

    The Company recorded a net increase in the fair value of equity securities of $272,000 and $101,000, and $580,000 and $452,000 during the three and six months ended June 30, 2025 and 2024, respectively, as a component of non-interest income.

    During the three and six months ended June 30, 2025 and 2024, there were no sales of equity securities.

9.    Loans Receivable and Allowance for Credit Losses

Loans receivable at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30,	December 31,
	2025	2024
	(In thousands)
Real estate loans:
One-to-four family	$2,629,372	$2,710,937
Multifamily	1,578,733	1,460,641
Commercial real estate	2,517,693	2,339,883
Construction	415,403	473,573
Commercial business loans	726,526	622,000
Consumer loans:
Home equity loans and advances	256,384	259,009
Other consumer loans	2,602	3,404
Total gross loans	8,126,713	7,869,447
Purchased credit-deteriorated ("PCD") loans	11,998	11,686
Net deferred loan costs, fees and purchased premiums and discounts	36,788	35,795
Loans receivable	$8,175,499	$7,916,928

    The Company had no loans held-for-sale at June 30, 2025 and December 31, 2024. During the three months ended June 30, 2025, the Company sold $5.1 million and $2.8 million of one-to-four family real estate loans and construction loans, respectively, resulting in gross gains of $13,000 and gross losses of $98,000. During the six months ended June 30, 2025, the Company sold $10.4 million, $4.7 million, and $5.5 million of one-to-four family real estate loans, construction loans, and Small Business Administration ("SBA") loans included in commercial business loans held-for-sale, respectively, resulting in gross gains of $528,000 and gross losses of $98,000.

During the three months ended June 30, 2024, the Company sold $1.9 million, and $1.3 million, of Small Business Administration ("SBA") loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $181,000 and no gross losses. During the six months ended June 30, 2024, the Company sold $236,000, $4.0 million, and $2.7 million of one-to-four family real estate loans, SBA loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $366,000 and no gross losses.

During the three and six months ended June 30, 2025, the Company purchased $130.9 million in equipment finance loans, included in commercial business loans from a third party. During the six months ended June 30, 2025, $20.0 million in construction loan participations were also purchased from a third party. During the three and six months ended June 30, 2024, no loans were purchased by the Company.

The Company has entered into guarantor swaps with Freddie Mac which results in improved liquidity. During the three and six months ended June 30, 2025 the Company exchanged $7.2 million of loans for Freddie Mac mortgage participation certificates, resulting in gross gains of $70,000 and no gross losses. During the three and six months ended June 30, 2024, no loans were exchanged for Freddie Mac mortgage participation certificates. The Company retained the servicing of these loans.

At June 30, 2025 and December 31, 2024, the carrying value of loans serviced by the Company for investors was $507.0 million and $503.9 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCD loans at June 30, 2025 and December 31, 2024:

	June 30, 2025
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$13,105	$7,586	$5,387	$26,078	$11,307	$2,603,294	$2,629,372
Multifamily	13,088	4,174	2,026	19,288	2,026	1,559,445	1,578,733
Commercial real estate	8,608	526	5,396	14,530	8,394	2,503,163	2,517,693
Construction	—	—	5,923	5,923	5,923	409,480	415,403
Commercial business loans	1,726	4,681	4,850	11,257	11,174	715,269	726,526
Consumer loans:
Home equity loans and advances	677	131	547	1,355	721	255,029	256,384
Other consumer loans	1	—	—	1	—	2,601	2,602
Total loans	$37,205	$17,098	$24,129	$78,432	$39,545	$8,048,281	$8,126,713

	December 31, 2024
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$11,685	$6,250	$3,729	$21,664	$8,750	$2,689,273	$2,710,937
Multifamily	13,626	—	—	13,626	—	1,447,015	1,460,641
Commercial real estate	4,394	632	—	5,026	2,920	2,334,857	2,339,883
Construction	6,205	—	—	6,205	—	467,368	473,573
Commercial business loans	3,713	2,643	2,365	8,721	9,785	613,279	622,000
Consumer loans:
Home equity loans and advances	1,026	372	126	1,524	246	257,485	259,009
Other consumer loans	—	3	—	3	—	3,401	3,404
Total loans	$40,649	$9,900	$6,220	$56,769	$21,701	$7,812,678	$7,869,447

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

At June 30, 2025 and December 31, 2024, non-accrual loans totaled $39.5 million and $21.7 million, respectively. Included in non-accrual loans at June 30, 2025 and December 31, 2024, are 36 and 31 loans totaling $15.4 million and $15.5 million, respectively, which are less than 90 days in arrears.

At June 30, 2025 and December 31, 2024, there were no loans past due 90 days or more still accruing interest.

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

At June 30, 2025 and December 31, 2024, PCD loans acquired in the Stewardship Financial Corporation ("Stewardship") acquisition totaled $1.1 million and $1.2 million, respectively, PCD loans acquired in the Freehold Bank acquisition totaled $51,000 and $241,000, respectively, and PCD loans acquired in the RSI Bank acquisition totaled $8.9 million and $10.3 million, respectively. PCD loans acquired in conjunction with the purchase of equipment finance loans at June 30, 2025 totaled $1.9 million. Charge-offs on the loans purchased during the six months ended June 30, 2025 totaled $3.2 million.

    We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At June 30, 2025, the Company had no other real estate owned. At December 31, 2024, the Company held one commercial property with a carrying value of $1.3 million in other real estate owned that was acquired through foreclosure on a nonresidential mortgage loan which was sold in June 2025. At June 30, 2025, we had twelve residential mortgage loans with carrying values totaling $3.5 million and two home equity loans with carrying values totaling $366,000, collateralized by residential real estate, which were in the process of foreclosure. At December 31, 2024, we had four residential mortgage loans with carrying values totaling $1.1 million collateralized by residential real estate which were in the process of foreclosure.

The balance of the allowance for credit losses is based on an expected loss methodology, referred to as the "CECL" methodology. The loan portfolio segmentation includes seven portfolio segments taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. Accrued interest receivable on loans receivable is reported as a component of accrued interest receivable in the Consolidated Statement of Financial Condition, which totaled $34.4 million and $33.5 million at June 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

Management estimates the ACL using relevant and reliable information from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience for both the Company and its segment-specific peers provides the basis for the estimate of expected credit losses. Credit losses over a defined period are converted to PD rate curves through the use of segment-specific LGD risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment, primarily due to the nature of the underlying collateral. These risk factors were assessed for reasonableness against the Company’s own loss experience and adjusted in certain cases when the relationship between the Company’s historical default and loss severity deviates from that of the wider industry. The historical PD curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

    The following tables summarize loans receivable (including PCD loans) and allowance for credit losses by portfolio segment and impairment method at June 30, 2025 and December 31, 2024:

	June 30, 2025
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually analyzed loans	$—	$—	$—	$—	$—	$—	$—	$—
Collectively analyzed loans	12,942	9,997	18,888	5,815	15,485	1,277	6	64,410
Loans acquired with deteriorated credit quality	4	—	30	—	23	—	—	57
Total	$12,946	$9,997	$18,918	$5,815	$15,508	$1,277	$6	$64,467

Total loans:
Individually analyzed loans	$11,307	$2,026	$8,321	$5,923	$10,956	$720	$—	$39,253
Collectively analyzed loans	2,618,065	1,576,707	2,509,372	409,480	715,570	255,664	2,602	8,087,460
Loans acquired with deteriorated credit quality	1,774	—	8,056	—	2,168	—	—	11,998
Total loans	$2,631,146	$1,578,733	$2,525,749	$415,403	$728,694	$256,384	$2,602	$8,138,711

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table presents the modifications of loans to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2025 and 2024. For the three months ended June 30, 2025 and 2024, the Company had no modifications in accordance with the ASU.

	For the Six Months Ended June 30, 2025
	Amortized Cost	Interest Rate Reduction	Term Extension	Combination of Term Extension and Interest Rate Reduction	% of Total Class of Loans Receivable
	(In thousands)

Commercial business	$5,445	$673	$2,000	$2,772	0.75%
Total loans	$5,445	$673	$2,000	$2,772	0.07%

	For the Six Months Ended June 30, 2024
	Amortized Cost	Term Extension	% of Total Class of Loans Receivable
	(In thousands)

Commercial business	$3,700	$3,700	0.67%
Total loans	$3,700	$3,700	0.05%

The following table describes the types of modifications of loans to borrowers experiencing financial difficulty during the six months ended June 30, 2025 and 2024:

For the Six Months Ended June 30, 2025
Type of Modifications

Commercial business	Interest rate reduction and/or term extensions ranging from 12 to 60 months

For the Six Months Ended June 30, 2024
Type of Modifications

Commercial business	15 month term extension

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The Company closely monitors the performance of modifications of loans to borrowers experiencing financial difficulty to understand the effectiveness of these modification efforts. The Company did not extend any commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the three and six months ended June 30, 2025 and 2024.
The following tables present the aging analysis of modifications of loans to borrowers experiencing financial difficulty at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)
Commercial business	$5,361	$—	$—	$—	$2,957	$8,318
Total loans	$5,361	$—	$—	$—	$2,957	$8,318

	December 31, 2024
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)
Commercial real estate	$1,520	$—	$—	$—	$1,029	$2,549
Commercial business	1,759	39	—	—	2,050	3,848
Total loans	$3,279	$39	$—	$—	$3,079	$6,397

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)
The activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2025 and 2024 are as follows:

	For the Three Months Ended June 30,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2025
Balance at beginning of period	$12,870	$9,963	$17,412	$6,263	$14,257	$1,264	$5	$62,034
Initial allowance related to PCD loans	—	—	—	—	3,202	—	—	3,202
Provision for (reversal of) credit losses	75	34	1,548	(449)	1,201	6	53	2,468
Recoveries	1	—	—	1	96	7	2	107
Charge-offs	—	—	(42)	—	(3,248)	—	(54)	(3,344)
Balance at end of period	$12,946	$9,997	$18,918	$5,815	$15,508	$1,277	$6	$64,467

2024
Balance at beginning of period	$13,840	$8,670	$15,232	$8,068	$7,711	$1,873	$7	$55,401
Provision for (reversal of) credit losses	1,046	(279)	(32)	480	144	777	58	2,194
Recoveries	2	—	—	1	262	4	1	270
Charge-offs	—	—	(120)	—	(623)	—	(60)	(803)
Balance at end of period	$14,888	$8,391	$15,080	$8,549	$7,494	$2,654	$6	$57,062

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	For the Six Months Ended June 30,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2025
Balance at beginning of period	$13,173	$9,542	$15,969	$6,703	$13,112	$1,452	$7	$59,958
Initial allowance related to PCD loans	—	—	—	—	3,202	—	—	3,202
Provision for (reversal of) credit losses	(229)	455	3,067	(837)	3,074	(215)	86	5,401
Recoveries	2	—	1	2	193	40	3	241
Charge-offs	—	—	(119)	(53)	(4,073)	—	(90)	(4,335)
Balance at end of period	$12,946	$9,997	$18,918	$5,815	$15,508	$1,277	$6	$64,467

2024
Balance at beginning of period	$13,017	$8,742	$15,757	$7,758	$7,923	$1,892	$7	$55,096
Provision for (reversal of) credit losses	1,871	(351)	(557)	789	4,809	753	158	7,472
Recoveries	2	—	—	2	405	9	1	419
Charge-offs	(2)	—	(120)	—	(5,643)	—	(160)	(5,925)
Balance at end of period	$14,888	$8,391	$15,080	$8,549	$7,494	$2,654	$6	$57,062

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables present individually analyzed loans by segment, excluding PCD loans, at June 30, 2025 and December 31, 2024:

	At June 30, 2025
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$11,307	$11,356	$—
Multifamily	2,026	2,026	—
Commercial real estate	8,321	8,443	—
Construction	5,923	5,975	—
Commercial business loans	10,956	17,241	—
Consumer loans:
Home equity loans and advances	720	720	—
	39,253	45,761	—
With a specific allowance recorded:
	—	—	—
Total:
Real estate loans:
One-to-four family	11,307	11,356	—
Multifamily	2,026	2,026	—
Commercial real estate	8,321	8,443	—
Construction	5,923	5,975	—
Commercial business loans	10,956	17,241	—
Consumer loans:
Home equity loans and advances	720	720	—
Total loans	$39,253	$45,761	$—

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

    There were no specific allocations of the allowance for credit losses attributable to individually analyzed loans at both June 30, 2025 and December 31, 2024. At June 30, 2025 and December 31, 2024, impaired loans for which there was no related allowance for credit losses totaled $39.3 million and $37.9 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table presents interest income recognized for individually analyzed loans by loan segment, excluding PCD loans, for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025		2024
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$10,446	$—	$1,053	$—
Multifamily	2,040	—	23	—
Commercial real estate	6,119	9	9,317	20
Construction	5,913	—	—	—
Commercial business loans	8,177	—	10,004	—
Consumer loans:
Home equity loans and advances	659	—	62	—
Total loans	$33,354	$9	$20,459	$20

	For the Six Months Ended June 30,
	2025		2024
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$10,020	$—	$2,056	$13
Multifamily	3,274	—	143	1
Commercial real estate	6,585	47	11,331	39
Construction	3,942	—	—	—
Commercial business loans	10,513	—	10,519	—
Consumer loans:
Home equity loans and advances	549	—	242	1
Total loans	$34,883	$47	$24,291	$54

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

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating, excluding PCD loans, at June 30, 2025 and December 31, 2024:

	Loans by Year of Origination at June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$36,029	$106,797	$154,982	$732,155	$718,735	$869,109	$—	$—	$2,617,807
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	668	1,907	2,865	781	5,344	—	—	11,565
Total One-to-Four Family	36,029	107,465	156,889	735,020	719,516	874,453	—	—	2,629,372
Gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily
Pass	135,239	32,575	131,228	345,140	334,611	583,000	—	—	1,561,793
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	5,743	9,170	2,027	—	—	16,940
Total Multifamily	135,239	32,575	131,228	350,883	343,781	585,027	—	—	1,578,733
Gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	207,135	120,070	190,982	485,104	364,687	1,034,192	—	—	2,402,170
Special mention	—	—	—	—	31,803	15,509	—	—	47,312
Substandard	—	—	—	12,471	936	54,804	—	—	68,211
Total Commercial Real Estate	207,135	120,070	190,982	497,575	397,426	1,104,505	—	—	2,517,693
Gross charge-offs	—	—	—	77	42	—	—	—	119

Construction
Pass	41,172	92,290	153,366	95,535	—	—	—	—	382,363
Special mention	—	—	14,513	598	—	—	—	—	15,111
Substandard	—	—	—	14,416	3,513	—	—	—	17,929
Total Construction	41,172	92,290	167,879	110,549	3,513	—	—	—	415,403
Gross charge-offs	$—	$—	$—	$53	$—	$—	$—	$—	$53

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business Loans
Pass	$53,354	$143,892	$98,965	$73,619	$31,822	$54,707	$233,434	$—	$689,793
Special mention	228	—	—	—	—	109	349	—	686
Substandard	639	450	952	1,651	410	7,194	24,751	—	36,047
Total Commercial Business Loans	54,221	144,342	99,917	75,270	32,232	62,010	258,534	—	726,526
Gross charge-offs	—	634	885	1,908	282	364	—	—	4,073

Home Equity Loans and Advances
Pass	9,021	14,029	13,762	16,670	14,679	77,683	37,479	72,341	255,664
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	49	—	—	394	277	—	720
Total Home Equity Loans and Advances	9,021	14,029	13,811	16,670	14,679	78,077	37,756	72,341	256,384
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other Consumer Loans
Pass	2,082	44	61	50	3	62	300	—	2,602
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	2,082	44	61	50	3	62	300	—	2,602
Gross charge-offs	—	10	33	13	32	2	—	—	90

Total Loans	484,899	510,815	760,767	1,786,017	1,511,150	2,704,134	296,590	72,341	8,126,713
Total gross charge-offs	$—	$644	$918	$2,051	$356	$366	$—	$—	$4,335

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses for off-balance-sheet exposures is reported in other liabilities in the Consolidated Statements of Financial Condition. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as unfunded commitments. At June 30, 2025 and December 31, 2024, the balance of the allowance for credit losses on unfunded commitments, included in other liabilities, totaled $3.6 million and $3.8 million, respectively. The Company recorded a reversal of credit losses on unfunded commitments, included in other non-interest expense in the Consolidated Statements of Income, of $712,000 and $666,000 and $244,000 and $1.5 million during the three and six months ended June 30, 2025 and 2024, respectively.

The following table presents the activity in the allowance for credit losses on off-balance-sheet exposures for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$4,289	$4,654	$3,821	$5,484
Reversal of credit losses	(712)	(666)	(244)	(1,496)
Balance at end of period	$3,577	$3,988	$3,577	$3,988

10.    Leases

    The Company leases real estate property for branches and office space. At June 30, 2025 and December 31, 2024, all of the Company's leases are classified as operating leases.

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
    At June 30, 2025 and December 31, 2024, the weighted average remaining lease term for operating leases was 5.4 years and 5.7 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 3.17% and 3.30%, respectively.

    The Company accounts for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the three and six months ended June 30, 2025 and 2024, operating and variable lease expenses totaled approximately $700,000 and $737,000 and $1.6 million, and $1.4 million, respectively.

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and six months ended June 30, 2025 and 2024. At June 30, 2025, the Company had no leases which had not yet commenced.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
10.    Leases (continued)

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

	Lease Payment Obligations at
	June 30,	December 31,
	2025	2024
	(In thousands)

One year or less	$2,325	$4,666
After one year to two years	4,246	4,232
After two years to three years	3,290	3,272
After three years to four years	2,813	2,809
After four years to five years	1,824	1,899
Thereafter	2,716	2,742
Total undiscounted cash flows	17,214	19,620
Discount on cash flows	(1,445)	(1,796)
Total lease liability	$15,769	$17,824

11.    Deposits

    Deposits at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30,	December 31,
	2025	2024
	(In thousands)

Non-interest-bearing demand	$1,439,951	$1,438,030
Interest-bearing demand	1,872,265	2,021,312
Money market accounts	1,355,682	1,241,691
Savings and club deposits	644,761	652,501
Certificates of deposit	2,822,824	2,742,615
Total deposits	$8,135,483	$8,096,149

The aggregate amount of certificates of deposit that meet or exceed $250,000 totaled approximately $697.8 million and $677.3 million at June 30, 2025 and December 31, 2024, respectively. Interest expense on deposits for the three months ended June 30, 2025 and 2024 totaled $49.3 million and $49.8 million, respectively. Interest expense on deposits for the six months ended June 30, 2025 and 2024 totaled $99.5 million and $98.2 million, respectively.

Within total deposits, brokered deposits totaled $66.2 million and $50.1 million at June 30, 2025 and December 31, 2024, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
11.    Deposits (continued)

Scheduled maturities of certificates of deposit accounts at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30,	December 31,
	2025	2024
	(In thousands)

One year or less	$2,344,446	$2,422,249
After one year to two years	392,184	281,961
After two years to three years	60,969	21,909
After three years to four years	11,210	8,193
After four years	14,015	8,303
	$2,822,824	$2,742,615

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

At June 30, 2025, there were 153,787 shares remaining available for future restricted stock awards and 1,087,303 shares remaining available for future stock option grants under the 2019 Plan.

Restricted shares granted under the 2019 Plan generally vest in equal installments, over performance or service periods generally ranging from one year to three years, beginning one year from the date of grant. A portion of restricted shares awarded are performance awards, which vest upon the satisfactory attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite performance or service period. During the three months ended June 30, 2025 and 2024, approximately $737,000 and $1.5 million, respectively, in expense was recognized in regard to these awards. During the six months ended June 30, 2025 and 2024, approximately $1.4 million and $2.8 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 539,734 non-vested restricted shares outstanding at June 30, 2025 is approximately $3.9 million over a weighted average period of 1.6 years.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

    The following is a summary of the Company's restricted stock activity during the three and six months ended June 30, 2025 and 2024:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2025	442,559	$16.59
Grants	209,256	16.04
Vested	(62,871)	17.79
Forfeited	(29,056)	16.18
Non-vested at March 31, 2025	559,888	$16.27
Vested	(19,730)	15.94
Forfeited	(424)	16.31
Non-vested at June 30, 2025	539,734	$16.28

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2024	435,541	$16.77
Grants	212,441	16.50
Vested	(25,890)	20.14
Forfeited	(1,545)	16.54
Non-vested at March 31, 2024	620,547	$16.54
Vested	(44,988)	17.20
Forfeited	(150)	20.54
Non-vested at June 30, 2024	575,409	$16.49

On March 3, 2025 options to purchase 454,327 shares of Company common stock were awarded with a grant date fair value of $6.24 per option. Stock options granted under the 2019 Plan generally vest in equal installments over the service period of three years beginning one year from the date of grant. These stock options were granted at an exercise price of $16.23, which represents the fair value of the Company's common stock price on the grant date based on the closing market price and have an expiration period of approximately 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of six years, risk-free rate of return of 4.02%, volatility of 31.10%, and a dividend yield of 0.00%.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the three months ended June 30, 2025 and 2024, approximately $598,000 and $1.0 million in expense was recognized in regard to these awards. During the six months ended June 30, 2025 and 2024, approximately $1.1 million and $2.0 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 781,688 non-vested options outstanding at June 30, 2025 is $4.0 million over a weighted average period of 2.2 years.

The following is a summary of the Company's option activity during the three and six months ended June 30, 2025 and 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2025	3,757,032	$16.22	5.4	$574,569
Granted	454,327	16.23	—	—
Expired	(55,203)	15.74	—	—
Forfeited	(7,862)	16.16	—	—
Outstanding, March 31, 2025	4,148,294	$16.23	5.7	$—
Expired	(28,781)	16.01	—	—
Forfeited	(3,509)	16.30	—	—
Outstanding, June 30, 2025	4,116,004	$16.23	5.5	$—
Options exercisable at June 30, 2025	3,334,316	$16.16	4.6	$—

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2024	3,584,069	$16.20	6.1	$11,602,267
Granted	286,265	16.49	—	—
Exercised	(28,051)	15.60	—	—
Expired	(1,412)	15.60	—	—
Forfeited	(5,832)	17.29	—	—
Outstanding, March 31, 2024	3,835,039	$16.22	6.2	$5,050,150
Expired	(1,924)	17.82	—	—
Forfeited	(1,274)	20.54	—	—
Outstanding, June 30, 2024	3,831,841	$16.22	6.0	$—
Options exercisable at June 30, 2024	2,657,292	$16.11	5.5	$—

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

    There were no options exercised during the three and six months ended June 30, 2025, and the three months ended June 30, 2024. During the six months ended June 30, 2024, the aggregate intrinsic value of options exercised was approximately $106,000.

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

Net periodic (income) benefit cost for the Pension Plan, RIM Plan, Post-retirement Plan and Split-Dollar Life Insurance plan benefits for the three and six months ended June 30, 2025 and 2024, includes the following components:

	For the Three Months Ended June 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2025	2024	2025	2024	2025	2024	2025	2024	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$1,017	$1,212	$52	$61	$51	$54	$57	$57	Compensation and employee benefits
Interest cost	3,294	3,100	169	162	287	248	216	208	Other non-interest expense
Expected return on plan assets	(8,607)	(8,119)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	13	14	Other non-interest expense
Net loss	—	512	—	28	—	—	(22)	—	Other non-interest expense
Net periodic (income) benefit cost	$(4,296)	$(3,295)	$221	$251	$338	$302	$264	$279

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost (continued)

	For the Six Months Ended June 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2025	2024	2025	2024	2025	2024	2025	2024	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$2,034	$2,424	$104	$122	$102	$108	$114	$114	Compensation and employee benefits
Interest cost	6,587	6,200	338	324	574	496	432	416	Other non-interest expense
Expected return on plan assets	(17,214)	(16,239)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	26	28	Other non-interest expense
Net loss	—	1,024	—	56	—	—	(44)	—	Other non-interest expense
Net periodic (income) benefit cost	$(8,593)	$(6,591)	$442	$502	$676	$604	$528	$558

For the three and six months ended June 30, 2025 and 2024, no contribution was made to the Pension Plan. The net periodic (income) cost for pension benefits, other post-retirement and split-dollar life insurance benefits for the three and six months ended June 30, 2025 was calculated using the most recent available benefit valuations.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis at June 30, 2025 and December 31, 2024.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at June 30, 2025 and December 31, 2024, by level within the fair value hierarchy:

	June 30, 2025
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$348,584	$348,584	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	627,832	—	627,832	—
Municipal obligations	2,369	—	425	1,944
Corporate debt securities	78,165	—	69,400	8,765
Total debt securities available for sale	1,056,950	348,584	697,657	10,709
Equity securities	7,253	6,928	325	—
Derivative assets	11,842	—	11,842	—
	$1,076,045	$355,512	$709,824	$10,709

Derivative liabilities	$14,403	$—	$14,403	$—

	December 31, 2024
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$314,702	$314,702	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	622,957	—	622,957	—
Municipal obligations	2,359	—	426	1,933
Corporate debt securities	85,928	—	77,360	8,568
Total debt securities available for sale	1,025,946	314,702	700,743	10,501
Equity securities	6,673	6,350	323	—
Derivative assets	18,895	—	18,895	—
	$1,051,514	$321,052	$719,961	$10,501

Derivative liabilities	$20,025	$—	$20,025	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

The table below provides activity of assets reported as Level 3 during the three and six months ended June 30, 2025 and 2024:

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets -December 31, 2024	$10,501
Change in fair value of Level 3 assets	(5)
Balance of recurring Level 3 assets - March 31, 2025	$10,496
Change in fair value of Level 3 assets	213
Balance of recurring Level 3 assets - June 30, 2025	$10,709

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets -December 31, 2023	$9,737
Change in fair value of Level 3 assets	174
Balance of recurring Level 3 assets - March 31, 2024	$9,911
Change in fair value of Level 3 assets	(170)
Balance of recurring Level 3 assets - June 30, 2024	$9,741

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

Expected cash flows were projected based on contractual cash flows. At both June 30, 2025 and December 31, 2024, two private placement corporate debt securities classified as available for sale, and two private placement municipal obligations classified as available for sale were included in Level 3 assets.

There were no transfers to Level 3 assets during the three and six months ended June 30, 2025 and 2024.

At June 30, 2025, private placement corporate debt security cash flows were discounted to a market yield ranging from 11.50% to 12.00% (weighted average is 11.67%), and the cash flows for private placement municipal obligations were discounted to a market yield ranging from 2.77% to 3.00% (weighted average is 2.89%).

The period end valuations were supported by an analysis prepared by an independent third party market participant and approved by management.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

Assets Measured at Fair Value on a Non-Recurring Basis

    The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis at June 30, 2025 and December 31, 2024.

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

Other Real Estate Owned

    Other real estate owned is initially recorded at the lower of the recorded investment in the loan at the time of foreclosure or at fair value, less estimated costs to sell, when acquired. Fair value is generally based on an independent appraisal which includes adjustments to comparable assets based on the appraisers' market knowledge and experience. Subsequent write-downs in the value of other real estate owned is recorded through expense as incurred. Other real estate owned is considered Level 3 within the fair value hierarchy.

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at June 30, 2025 and December 31, 2024, by level within the fair value hierarchy:

	June 30, 2025
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$8,474	—	—	$8,474
Mortgage servicing rights	2,493	—	—	2,493
	$10,967	$—	$—	$10,967

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

	December 31, 2024
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$3,199	$—	$—	$3,199
Other real estate owned	1,334	—	—	1,334
Mortgage servicing rights	2,443	—	—	2,443
	$6,976	$—	$—	$6,976

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Impaired loans	$8,474	Appraisals	Discount for cost to sell (2)	6.0% - 8.0%	7.5%
Mortgage servicing rights	$2,493	Discounted cash flow	Prepayment speeds and discount rates (3)	4.1% - 29.6%	12.2%

	December 31, 2024
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Impaired loans	$3,199	Other	A/R aging schedule	—%	—%
Real estate owned	$1,334	Contract sales price (1)	Discount for cost to sell (2)	8.0%	8.0%
Mortgage servicing rights	$2,443	Discounted cash flow	Prepayment speeds and discount rates (3)	4.5% - 34.3%	11.7%

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at June 30, 2025 and December 31, 2024:

	June 30, 2025
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$248,224	$248,224	$248,224	$—	$—
Debt securities available for sale	1,056,950	1,056,950	348,584	697,657	10,709
Debt securities held to maturity	402,159	368,232	—	368,232	—
Equity securities	7,253	7,253	6,928	325	—
Federal Home Loan Bank stock	68,663	68,663	—	68,663	—
Loans receivable, net	8,111,032	7,795,470	—	—	7,795,470
Derivative assets	11,842	11,842	—	11,842	—

Financial liabilities:
Deposits	$8,135,483	$8,129,243	$—	$8,129,243	$—
Borrowings	1,272,578	1,278,043	—	1,278,043	—
Derivative liabilities	14,403	14,403	—	14,403	—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss)

    The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025			2024
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gain (loss) on debt securities available for sale:	$5,889	$(1,639)	$4,250	$(626)	$176	$(450)
Accretion of unrealized (loss) gain on debt securities reclassified as held to maturity	6	(2)	4	3	(1)	2
Reclassification adjustment for (loss) included in net income	336	(93)	243	—	—	—
	6,231	(1,734)	4,497	(623)	175	(448)
Derivatives:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(1,649)	459	(1,190)	414	(116)	298
	(1,649)	459	(1,190)	414	(116)	298

Employee benefit plans:
Amortization of prior service cost included in net income	(34)	9	(25)	(14)	4	(10)
Reclassification adjustment of actuarial net gain (loss) included in net income	23	(6)	17	(548)	154	(394)
Change in funded status of retirement obligations	3,668	(1,021)	2,647	8,224	(2,315)	5,909
	3,657	(1,018)	2,639	7,662	(2,157)	5,505
Total other comprehensive income	$8,239	$(2,293)	$5,946	$7,453	$(2,098)	$5,355

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (Continued)

	For the Six Months Ended June 30,
	2025			2024
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gain (loss) on debt securities available for sale:	$21,773	$(6,058)	$15,715	$(7,575)	$2,133	$(5,442)
Accretion of unrealized (loss) gain on debt securities reclassified as held to maturity	(8)	2	(6)	8	(2)	6
Reclassification adjustment for (loss) included in net income	336	(93)	243	(1,256)	353	(903)
	22,101	(6,149)	15,952	(8,823)	2,484	(6,339)
Derivatives:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(4,616)	1,285	(3,331)	5,647	(1,589)	4,058
	(4,616)	1,285	(3,331)	5,647	(1,589)	4,058

Employee benefit plans:
Amortization of prior service cost included in net income	(67)	19	(48)	(28)	8	(20)
Reclassification adjustment of actuarial net gain (loss) included in net income	46	(13)	33	(1,082)	304	(778)
Change in funded status of retirement obligations	3,684	(1,026)	2,658	8,813	(2,481)	6,332
	3,663	(1,020)	2,643	7,703	(2,169)	5,534
Total other comprehensive income	$21,148	$(5,884)	$15,264	$4,527	$(1,274)	$3,253

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025				2024
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(72,068)	$(776)	$(28,206)	$(101,050)	$(119,540)	$3,346	$(44,643)	$(160,837)
Current period changes in other comprehensive income (loss)	4,497	(1,190)	2,639	5,946	(448)	298	5,505	5,355
Total other comprehensive income (loss)	$(67,571)	$(1,966)	$(25,567)	$(95,104)	$(119,988)	$3,644	$(39,138)	$(155,482)

	For the Six Months Ended June 30,
	2025				2024
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(83,523)	$1,365	$(28,210)	$(110,368)	$(113,649)	$(414)	$(44,672)	$(158,735)
Current period changes in other comprehensive income (loss)	15,952	(3,331)	2,643	15,264	(6,339)	4,058	5,534	3,253
Total other comprehensive income (loss)	$(67,571)	$(1,966)	$(25,567)	$(95,104)	$(119,988)	$3,644	$(39,138)	$(155,482)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)
The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the three and six months ended June 30, 2025 and 2024:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Three Months Ended June 30,		Affected Line Items in the Consolidated Statements of Income
	2025	2024
	(In thousands)

Reclassification adjustment for gain included in net income	$336	$—	Gain (loss) on securities transactions
Reclassification adjustment of actuarial net gain (loss) included in net income	$23	$(548)	Other non-interest expense
Total before tax	359	(548)
Income tax benefit	(99)	154
Net of tax	$260	$(394)

	Accumulated Other Comprehensive Income (Loss) Components
	For the Six Months Ended June 30,		Affected Line Items in the Consolidated Statements of Income
	2025	2024
	(In thousands)

Reclassification adjustment for gain (loss) included in net income	$336	$(1,256)	Gain (loss) on securities transactions
Reclassification adjustment of actuarial net gain (loss) included in net income	$46	$(1,082)	Other non-interest expense
Total before tax	382	(2,338)
Income tax benefit	(106)	657
Net of tax	$276	$(1,681)

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

    Interest Rate Swaps. At June 30, 2025 and December 31, 2024, the Company had 86 and 84 interest rate swaps in place with commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $327.8 million and $298.8 million, respectively. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

    At June 30, 2025 and December 31, 2024, the Company had 34 and 31 interest rate swaps with notional amounts of $388.7 million and $378.7 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

At June 30, 2025 and December 31, 2024, the Company had one and eight interest rate fair value swaps with notional amounts totaling $100.0 million and $850.0 million, respectively. The Company is exposed to changes in the fair value of certain of its fixed-rate pools of assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Secured Overnight Financing Rate ("SOFR").

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

For the six months ended June 30, 2025 and 2024, and the three months ended June 30, 2024, the Company recorded hedge ineffectiveness associated with these contracts totaling approximately $24,000, $47,000 and $11,000, respectively. For the three months ended June 30, 2025, there was no hedge ineffectiveness associated with these contracts.
    The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$643	Other Liabilities	$3,105
Interest rate products - non-designated hedges	Other Assets	11,199	Other Liabilities	11,298
Total derivative instruments		$11,842		$14,403

	December 31, 2024
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$3,619	Other Liabilities	$4,847
Interest rate products - non-designated hedges	Other Assets	15,276	Other Liabilities	15,178
Total derivative instruments		$18,895		$20,025

For the three months ended June 30, 2025 and 2024, (losses) of $(102,000) and $(43,000), respectively, were recorded for changes in fair value of interest rate swaps with third parties. For the six months ended June 30, 2025 and 2024, (losses) gains of $(198,000) and $50,000, respectively, were recorded for changes in fair value of interest rate swaps with third parties.

    At June 30, 2025 and December 31, 2024, accrued interest was $324,000 and $639,000, respectively.

    The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

    At June 30, 2025, the termination value of derivatives in a net liability position, which includes accrued interest, was $2.6 million. The Company has collateral posting thresholds with certain of its derivative counterparties, and as of June 30, 2025 has required posted collateral of $430,000 against its obligations under these agreements.

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

At June 30, 2025 and December 31, 2024, the following amounts were recorded on the Consolidated Statements of Financial Condition related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of Hedged Assets/(Liabilities)	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of Hedged Assets/(Liabilities)
	At June 30, 2025		At December 31, 2024
	(In thousands)

Fair value interest rate products	$99,747	$(253)	$853,422	$3,422

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

Our segment assets represent our total assets as presented on the Consolidated Statements of Financial Position. Our segment revenues and expenses are presented on the Consolidated Statements of Income.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
18.    Revenue Recognition (continued)

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$2,015	$1,590	$3,903	$3,003
Title insurance fees	861	744	1,507	1,247
Insurance agency income	88	60	154	107
Other non-interest income	1,547	1,430	3,103	2,908
Total in-scope non-interest income	4,511	3,824	8,667	7,265
Total out-of-scope non-interest income	5,662	5,356	9,977	9,367
Total non-interest income	$10,173	$9,180	$18,644	$16,632

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

Other non-interest income includes check printing fees, gift card fees, branch service fees, overdraft fees, account analysis fees, other deposit related fees, wealth management related fee income which includes annuity fees, brokerage commissions, and asset management fees. Wealth management related fee income represent fees earned from customers as consideration for asset management and investment advisory services provided by a third party. The Company's performance obligation is generally satisfied monthly, and the resulting fees are recognized monthly based upon the month-end market value of the assets under management and the applicable fee rate. The Company does not earn performance-based incentives. The Company's performance obligation for these transaction-based services are generally satisfied, and related revenue recognized, at the time the transaction closes or when the service is rendered or a point in time when the service is completed.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
19.    Subsequent Events

    The Company has evaluated events subsequent to June 30, 2025 and through the financial statement issuance date of August 8, 2025, and, except as disclosed below, has concluded that no material events occurred that would require disclosure except as noted below.

On August 1, 2025, Columbia Insurance Services, Inc., a wholly owned subsidiary of the Bank, completed the purchase of certain assets from, and the assumption of certain liabilities of, an insurance agency for an immaterial aggregate cash purchase price which is, in part, contingent on the future revenue associated with the acquired assets meeting or exceeding certain agreed upon targets. The Company does not expect the transaction to have a material impact on its operations or financial position.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

    Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risk factors and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, as well as its impact on fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in interest rates, higher inflation and their impact on national and local economic conditions, the Company's ability to successfully implement its business strategy, acquisitions and the integration of acquired businesses, the successful implementation of our December 2024 balance sheet repositioning strategy, the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts, the adequacy of loan loss reserves, the impact of legal, judicial and regulatory proceedings or investigations; competitive pressures from other financial institutions and financial services companies, credit risk management, asset-liability management, the financial and securities markets, the impact of failures or disruptions in or breaches of the Company's operational or security systems, data or infrastructure, or those of third parties, including as a result of cyber attacks or campaigns, and the availability of and costs associated with sources of liquidity.

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

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total assets increased $263.5 million, or 2.5%, to $10.7 billion at June 30, 2025 as compared to $10.5 billion at December 31, 2024. The increase in total assets was primarily attributable to an increase in debt securities available for sale of $31.0 million, and an increase in loans receivable, net, of $254.1 million, partially offset by a decrease in cash and cash equivalents of $41.0 million.

Cash and cash equivalents decreased $41.0 million, or 14.2%, to $248.2 million at June 30, 2025 from $289.2 million at December 31, 2024. The decrease was primarily attributable to purchases of securities of $159.3 million, purchases of loans of $150.9 million and the origination of loans receivable, partially offset by proceeds from principal repayments on securities of $98.5 million, and repayments on loans receivable.

Debt securities available for sale increased $31.0 million, or 3.0%, to $1.1 billion at June 30, 2025 from $1.0 billion at December 31, 2024. The increase was attributable to purchases of securities of $126.0 million, consisting primarily of U.S. government obligations and mortgage-backed securities, and a decrease in the gross unrealized loss on securities of $22.1 million, partially offset by maturities on securities of $28.5 million, repayments on securities of $73.6 million, and the sale of securities of $15.7 million.

Loans receivable, net, increased $254.1 million, or 3.2%, to $8.1 billion at June 30, 2025 from $7.9 billion at December 31, 2024. Multifamily loans, commercial real estate loans and commercial business loans increased $118.1 million, $177.8 million, and $104.5 million, respectively, partially offset by decreases in one-to-four family real estate loans, construction loans and home equity loans and advances of $81.6 million, $58.2 million, and $2.6 million, respectively. The increase in commercial business loans was primarily due to the purchase of $130.9 million in equipment finance loans from a third party in May 2025, at a $3.2 million discount, which included $5.1 million of purchased credit deteriorated loans ("PCD"). The principal balance of the PCD loans was charged-off by $3.2 million. The allowance for credit losses for loans increased $4.5 million to $64.5 million at June 30, 2025 from $60.0 million at December 31, 2024, primarily due to an increase in the outstanding balance of loans.

Total liabilities increased $223.2 million, or 2.4%, to $9.6 billion at June 30, 2025 from $9.4 billion at December 31, 2024. The increase was primarily attributable to an increase in total deposits of $39.3 million, or 0.5%, and an increase in borrowings of $192.0 million, or 17.8%, partially offset by a decrease in other liabilities of $12.2 million. The increase in total deposits consisted of increases in non-interest-bearing demand deposits, money market accounts and certificates of deposit of $1.9 million, $114.0 million, and $80.2 million, respectively, partially offset by decreases in interest-bearing demand deposits and savings and club accounts of

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$149.0 million and $7.7 million, respectively. The $192.0 million increase in borrowings was driven by a net increase in short-term borrowings of $122.0 million, coupled with new long-term borrowings of $130.0 million, partially offset by repayments of $60.0 million in maturing long-term borrowings. Proceeds from borrowings were utilized to fund the purchase of $130.9 million in equipment finance loans from a third party in May 2025.

Total stockholders’ equity increased $40.3 million, or 3.7%, with a balance of $1.1 billion at both June 30, 2025 and December 31, 2024. The increase in total stockholders' equity was primarily attributable to net income of $21.2 million, and an increase of $15.3 million in other comprehensive income, which includes changes in unrealized losses on debt securities available for sale and unrealized gains on swap contracts, net of taxes, included in other comprehensive income.

Comparison of Results of Operations for the Three Months Ended June 30, 2025 and June 30, 2024

Net income of $12.3 million was recorded for the quarter ended June 30, 2025, an increase of $7.8 million, as compared to net income of $4.5 million for the quarter ended June 30, 2024. The increase in net income was primarily attributable to a $9.6 million increase in net interest income, a $993,000 increase in non-interest income and a $1.3 million decrease in non-interest expense, partially offset by a $3.9 million increase in income tax expense.

Net interest income was $53.7 million for the quarter ended June 30, 2025, an increase of $9.6 million, or 21.8%, from $44.1 million for the quarter ended June 30, 2024. The increase in net interest income was primarily attributable to a $3.2 million increase in interest income and a $6.4 million decrease in interest expense on deposits and borrowings. The increase in interest income was primarily due to an increase in the average balance of loans coupled with an increase in average yields on loans and securities. During the fourth quarter of 2024 the Company implemented a balance sheet repositioning transaction which resulted in an increase in the average yield on securities and a decrease in the cost of borrowings, which had a notable impact on net interest income for the quarter ended June 30, 2025. The 100 basis point decrease in market interest rates during the last four months of 2024 contributed to lower interest rates paid on new and repricing deposits and borrowings during the quarter ended June 30, 2025. Prepayment penalties, which are included in interest income on loans, totaled $615,000 for the quarter ended June 30, 2025, compared to $436,000 for the quarter ended June 30, 2024.

The average yield on loans for the quarter ended June 30, 2025 increased 3 basis points to 4.96%, as compared to 4.93% for the quarter ended June 30, 2024. Interest income on loans increased due to an increase in both the average balance and yield on loans. The average yield on securities for the quarter ended June 30, 2025 increased 66 basis points to 3.55%, as compared to 2.89% for the quarter ended June 30, 2024. This was a result of lower yielding securities sold as part of the balance sheet repositioning transaction implemented in the fourth quarter of 2024 being replaced with higher yielding securities purchased in 2024 and throughout the six months ended June 30, 2025. The average yield on other interest-earning assets for the quarter ended June 30, 2025 decreased 114 basis points to 5.16%, as compared to 6.30% for the quarter ended June 30, 2024, mainly due to a 150 basis point decrease in the dividend rate received on Federal Home Loan Bank stock.

Total interest expense was $62.8 million for the quarter ended June 30, 2025, a decrease of $6.4 million, or 9.3%, from $69.2 million for the quarter ended June 30, 2024. The decrease in interest expense was primarily attributable to a 19 basis point decrease in the average cost of interest-bearing deposits along with a 52 basis point decrease in the average cost of borrowings, coupled with a decrease in the average balance of borrowings, partially offset by an increase in the average balance of interest-bearing deposits. Interest expense on deposits decreased $482,000, or 1.0%, and interest expense on borrowings decreased $5.9 million, or 30.6% for the quarter ended June 30, 2025 as compared to the quarter ended June 30, 2024.

The Company's net interest margin for the quarter ended June 30, 2025 increased 38 basis points to 2.19% when compared to 1.81%, due to an increase in the average yield on interest-earning assets coupled with a decrease in the average cost of interest-bearing liabilities. The weighted average yield on interest-earning assets increased 11 basis points to 4.75% for the quarter ended June 30, 2025 as compared to 4.64% for the quarter ended June 30, 2024. The average cost of interest-bearing liabilities decreased 31 basis points to 3.18% for the quarter ended June 30, 2025 as compared to 3.49% for the quarter ended June 30, 2024.

Non-interest income was $10.2 million for the quarter ended June 30, 2025, an increase of $993,000, or 10.8%, from $9.2 million for the quarter ended June 30, 2024. The increase was primarily attributable to an increase of $425,000 in demand deposit account fees mainly related to commercial account treasury services, an increase of $366,000 in loan fees and service charges related to swap income, gains on securities transactions of $336,000, and a $281,000 gain on the sale of real estate owned, partially offset by a decrease of $693,000 in other non-interest income. The gain on the sale of other real estate owned resulted from the sale of a commercial real estate property acquired by foreclosure in 2024 with a book value of $1.3 million which was sold in June 2025.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-interest expense was $44.9 million for the quarter ended June 30, 2025, a decrease of $1.3 million, or 2.9%, from $46.2 million for the quarter ended June 30, 2024. The decrease was primarily attributable to a decrease in professional fees of $1.0 million, as legal, regulatory, and compliance-related costs were higher in the 2024 period, a decrease in merger-related expenses of $692,000, and a decrease in other non-interest expense of $798,000.

Income tax expense was $4.2 million for the quarter ended June 30, 2025, an increase of $3.9 million, as compared to income tax expense of $279,000 for the quarter ended June 30, 2024, mainly due to an increase in pre-tax income. The Company's effective tax rate was 25.4% and 5.8% for the quarters ended June 30, 2025 and 2024, respectively. The effective tax rate for the 2024 period was primarily impacted by permanent income tax differences.

Results of Operations for the Six Months Ended June 30, 2025 and June 30, 2024
Net income of $21.2 million was recorded for the six months ended June 30, 2025, an increase of $17.8 million, or 526.4%, compared to net income of $3.4 million for the six months ended June 30, 2024. The increase in net income was primarily attributable to a $17.7 million increase in net interest income, a $2.1 million decrease in provision for credit losses, a $2.0 million increase in non-interest income and a $3.2 million decrease in non-interest expense, partially offset by a $7.2 million increase in income tax expense.

Net interest income was $104.0 million for the six months ended June 30, 2025, an increase of $17.7 million, or 20.6%, from $86.3 million for the six months ended June 30, 2024. The increase in net interest income was primarily attributable to a $6.7 million increase in interest income and a $11.0 million decrease in interest expense on deposits and borrowings. The increase in interest income was primarily due to an increase in the average balance of loans coupled with an increase in the average yields on loans and securities. During the fourth quarter of 2024 the Company implemented a balance sheet repositioning transaction which resulted in an increase in the average yield on securities and a decrease in the cost of borrowings, which had a notable impact on net interest income for the six months ended June 30, 2025. The 100 basis point decrease in market interest rates during the last four months of 2024 contributed to a decrease in interest rates paid on new and repricing deposits and borrowings during the six months ended June 30, 2025. The decrease in interest expense on borrowings was also impacted by a decrease in the average balance of borrowings and the decrease in the cost of new borrowings. Prepayment penalties, which are included in interest income on loans, totaled $872,000 for the six months ended June 30, 2025, compared to $703,000 for the six months ended June 30, 2024.

The average yield on loans for the six months ended June 30, 2025 increased 6 basis points to 4.92%, as compared to 4.86% for the six months ended June 30, 2024. Interest income on loans increased due to an increase in both the average balance and yield on loans. The average yield on securities for the six months ended June 30, 2025 increased 73 basis points to 3.50%, as compared to 2.77% for the six months ended June 30, 2024. This was a result of lower yielding securities sold as part of the balance sheet repositioning transaction implemented in the fourth quarter of 2024 being replaced with higher yielding securities purchased in 2024 and throughout the six months ended June 30, 2025. The average yield on other interest-earning assets for the six months ended June 30, 2025 decreased 72 basis points to 5.47%, as compared to 6.19% for the six months ended June 30, 2024, due to lower dividends received on Federal Home Loan Bank stock.

Total interest expense was $124.6 million for the six months ended June 30, 2025, a decrease of $11.0 million, or 8.1%, from $135.6 million for the six months ended June 30, 2024. The decrease in interest expense was primarily attributable to a 10 basis point decrease in the average cost of interest-bearing deposits along with a 53 basis point decrease in the average cost of borrowings coupled with a decrease in the average balance of borrowings. Interest expense on deposits increased $1.2 million, or 1.3%, and interest expense on borrowings decreased $12.3 million, or 32.8% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

The Company's net interest margin for the six months ended June 30, 2025 increased 37 basis points to 2.15%, when compared to 1.78% for the six months ended June 30, 2024. The net interest margin increased for the six months ended June 30, 2025, due to an increase in the average yield on interest-earning assets coupled with a decrease in the average cost of interest-bearing liabilities. The weighted average yield on interest-earning assets increased 15 basis points to 4.72% for the six months ended June 30, 2025, as compared to 4.57% for the six months ended June 30, 2024. The average cost of interest-bearing liabilities decreased 25 basis points to 3.19% for the six months ended June 30, 2025, as compared to 3.44% for the six months ended June 30, 2024.

The provision for credit losses for the six months ended June 30, 2025 was $5.4 million, a decrease of $2.1 million, or 27.7% from $7.5 million for the six months ended June 30, 2024. The decrease in provision for credit losses was primarily attributable to a decrease in net charge-offs, which totaled $4.1 million for the six months ended June 30, 2025 as compared to $5.5 million for the six months ended June 30, 2024, and a decrease in quantitative loss rates based on the evaluation of current and projected economic conditions.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest income was $18.6 million for the six months ended June 30, 2025, an increase of $2.0 million, or 12.1%, from $16.6 million for the six months ended June 30, 2024. The increase was primarily attributable to an increase in gain on securities transactions of $1.6 million, an increase of $900,000 in demand deposit account fees mainly related to commercial account treasury services, an increase of $461,000 in loan fees and service charges related to swap income and a $281,000 gain on the sale of real estate owned, partially offset by a decrease of $2.0 million in other non-interest income.

Non-interest expense was $88.8 million for the six months ended June 30, 2025, a decrease of $3.2 million, or 3.4% from $91.9 million for the six months ended June 30, 2024. The decrease was primarily attributable to a decrease in federal deposit insurance premiums of $615,000, a decrease in professional fees of $3.1 million, a decrease in merger-related expenses of $714,000 and a decrease in other non-interest expense of $1.3 million, partially offset by an increase in compensation and employee benefits expense of $2.3 million. Professional fees for legal, regulatory and compliance-related costs decreased in the 2025 period.

Income tax expense was $7.3 million for the six months ended June 30, 2025, an increase of $7.2 million, as compared to income tax expense of $150,000 for the six months ended June 30, 2024, mainly due to an increase in pre-tax income. The Company's effective tax rate was 25.6% and 4.2% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate for the 2024 period was impacted by permanent income tax differences.

Asset Quality

The Company's non-performing loans at June 30, 2025 totaled $39.5 million, or 0.49% of total gross loans, as compared to $21.7 million, or 0.28% of total gross loans, at December 31, 2024. The $17.8 million increase in non-performing loans was primarily attributable to a $5.9 million construction loan designated as non-performing during the 2025 period, an increase in non-performing one-to-four family real estate loans of $2.6 million, an increase in non-performing commercial real estate loans of $7.5 million, and an increase in non-performing commercial business loans of $1.3 million. The $5.9 million non-performing construction loan represents the construction of a mixed use five-story building with both commercial space and apartments. The increase in non-performing one-to-four family real estate loans was due to an increase in the number of loans from 32 non-performing loans at December 31, 2024 to 43 loans at June 30, 2025. The increase in non-performing commercial real estate loans was due to an increase in the number of loans from four non-performing loans at December 31, 2024 to 14 loans at June 30, 2025. The increase in non-performing commercial business loans was due to an increase in the number of loans from 11 non-performing loans at December 31, 2024 to 16 loans at June 30, 2025. Non-performing assets as a percentage of total assets totaled 0.37% at June 30, 2025, as compared to 0.22% at December 31, 2024.

For the quarter ended June 30, 2025, net charge-offs totaled approximately $3.2 million, as compared to $533,000 in net charge-offs recorded for the quarter ended June 30, 2024. For the six months ended June 30, 2025, net charge-offs totaled $4.1 million as compared to $5.5 million in net charge-offs recorded for the six months ended June 30, 2024. Charge-offs for the three and six months ended June 30, 2025 included $3.2 million in charge-offs related to PCD loans included in the equipment finance loan purchase noted above.

The Company's allowance for credit losses on loans was $64.5 million, or 0.79% of total gross loans, at June 30, 2025, compared to $60.0 million, or 0.76% of total gross loans, at December 31, 2024. The increase in the allowance for credit losses for loans was primarily due to an increase in the outstanding balance of loans.

Critical Accounting Policies
    The Company considers certain accounting policies to be critically important to the fair presentation of its Consolidated Statements of Financial Condition and Consolidated Statements of Income. These policies require management to make significant judgments and assumptions on matters which by their nature have elements of uncertainty. The sensitivity of the Company’s consolidated financial statements to these critical accounting policies, and the assumptions, estimates and judgments applied, could have a material impact on its financial condition and results of operations. These assumptions, estimates and judgments we use can be influenced by a number of factors, including the general economic environment. The Company has identified the following as critical accounting policies:

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

Management estimates the ACL using relevant and reliable information from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience for both the Company and its segment-specific peers provides the basis for the estimate of expected credit losses. Credit losses over a defined period are converted to PD rate curves through the use of segment-specific LGD risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment, primarily due to the nature of the underlying collateral. These risk factors were assessed for reasonableness against the Company’s own loss experience and adjusted in certain cases when the relationship between the Company’s historical default and loss severity deviates from that of the wider industry. The historical PD curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle.

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

Management estimates the ACL using relevant and reliable information from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience for both the Company and its segment-specific peers provides the basis for the estimate of expected credit losses. Credit losses over a defined period are converted to PD rate curves through the use of segment-specific LGD risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment, primarily due to the nature of the underlying collateral. These risk factors were assessed for reasonableness against the Company’s own loss experience and adjusted in certain cases when the relationship between the Company’s historical default and loss severity deviates from that of the wider industry. The historical PD curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle.

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

    The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and projections of future taxable income. These estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets and the benefits from certain state temporary differences. At June 30, 2025 and December 31, 2024, the Company's net deferred tax assets totaled approximately $729,000 and $12.4 million, respectively. No valuation allowance was deemed necessary at both period end dates. Based upon projections of future taxable income and the ability to carryforward operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

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

    The table below sets forth, as of June 30, 2025, the net portfolio value, the estimated changes in the net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and its subsidiaries only and does not include any assets of Columbia Financial, Inc.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent Change	Estimated NPV	Present Value Ratio	Percent Change
			(Dollars in thousands)
+400	$182,719	$(50,762)	(21.74)%	$830,681	9.00%	(34.59)%
+300	196,261	(37,220)	(15.94)	948,729	10.01	(25.30)
+200	209,425	(24,056)	(10.30)	1,062,581	10.93	(16.34)
+100	222,437	(11,044)	(4.73)	1,173,247	11.77	(7.62)
Base	233,481	—	—	1,270,046	12.41	—
-100	244,245	10,764	4.61	1,359,964	12.95	7.08
-200	255,276	21,795	9.33	1,430,352	13.27	12.62
-300	265,848	32,367	13.86	1,473,566	13.33	16.02
-400	264,819	31,338	13.42	1,418,556	12.51	11.69

    As of June 30, 2025, based on the scenarios above, net interest income would decrease by approximately 10.30% if rates were to rise 200 basis points, and would increase by 9.33% if rates were to decrease 200 basis points over a one-year time horizon.

    Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of June 30, 2025, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 16.34%. If rates were to decrease 200 basis points, the model forecasts a 12.62% increase in the NPV.

    Overall, our June 30, 2025 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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
We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth or financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds and dependence on and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and through the FHLB system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our securities portfolio. The potential liquidity from these sources is an amount we believe currently exceeds any contingent liquidity need. As of June 30, 2025 and

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

December 31, 2024, the Company had immediate access to approximately $2.5 billion and $2.7 billion, respectively, of funding from these sources, with additional unpledged loan collateral of approximately $2.6 billion and $2.1 billion, respectively.
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
Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of June 30, 2025 and December 31, 2024, each of the Company and Columbia Bank exceeded all capital adequacy requirements to which it was subject.

    The following tables present the Company's and Columbia Bank's actual capital amounts and ratios at June 30, 2025 and December 31, 2024 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At June 30, 2025:
Total capital (to risk-weighted assets)	$1,173,170	14.18%	$662,100	8.00%	$869,006	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,105,241	13.35	496,575	6.00	703,481	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,098,024	13.27	372,431	4.50	579,338	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,105,241	10.37	426,123	4.00	426,123	4.00	N/A	N/A

At December 31, 2024:
Total capital (to risk-weighted assets)	$1,131,159	14.20%	$637,077	8.00%	$836,164	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,067,445	13.40	477,808	6.00	676,895	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,060,228	13.31	358,356	4.50	557,443	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,067,445	10.02	426,319	4.00	426,319	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Columbia Bank	(In thousands, except ratio data)
At June 30, 2025:
Total capital (to risk-weighted assets)	$1,127,914	14.40%	$626,527	8.00%	$822,317	10.50%	$783,159	10.00%
Tier 1 capital (to risk-weighted assets)	1,059,985	13.53	469,895	6.00	665,685	8.50	626,527	8.00
Common equity tier 1 capital (to risk-weighted assets)	1,059,985	13.53	352,422	4.50	548,211	7.00	509,053	6.50
Tier 1 capital (to adjusted total assets)	1,059,985	9.95	426,020	4.00	426,020	4.00	532,525	5.00

At December 31, 2024:
Total capital (to risk-weighted assets)	$1,090,717	14.41%	$605,734	8.00%	$795,025	10.50%	$757,167	10.00%
Tier 1 capital (to risk-weighted assets)	1,027,003	13.56	454,300	6.00	643,592	8.50	605,734	8.00
Common equity tier 1 capital (to risk-weighted assets)	1,027,003	13.56	340,725	4.50	530,017	7.00	492,159	6.50
Tier 1 capital (to adjusted total assets)	1,027,003	9.64	425,935	4.00	425,935	4.00	532,419	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2025. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

    During the quarter ended June 30, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

    The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

    For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 3, 2025. As of June 30, 2025, the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    The following table reports information regarding repurchases of the Company's common stock, excluding excise tax during the quarter ended June 30, 2025:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2025	—	$—	—	—
May 1 - 31, 2025	3,339	14.69	—	—
June 1 - 30, 2025	424	14.13	—	—
Total	3,763	$14.63	—

(1) There are no outstanding repurchase programs.
(2) During the three months ended June 30, 2025, 3,339 shares were repurchased for taxes related to the 2019 Equity Incentive Plan and 424 shares were repurchased pursuant to forfeitures and not as part of a share repurchase program.

Item 3.     Defaults Upon Senior Securities

    Not Applicable.

Item 4.     Mine Safety Disclosures

    Not Applicable.

Item 5.     Other Information

    During the fiscal quarter ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

101.0
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2025, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

Columbia Financial, Inc.

Date:	August 8, 2025	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2025	/s/Dennis E. Gibney
Dennis E. Gibney
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)