Form 10-Q
period 2025-09-30
Columbia Financial, Inc.
filed 2025-11-07
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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
☐ Yes ☒ No

As of November 5, 2025, there were 104,313,352 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share (including 76,016,524 shares held by Columbia Bank, MHC).

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets	(Unaudited)

Cash and due from banks	$253,291	$289,113
Short-term investments	111	110
Total cash and cash equivalents	253,402	289,223

Debt securities available for sale, at fair value	1,080,229	1,025,946
Debt securities held to maturity, at amortized cost (fair value of $368,206 and $350,153 at September 30, 2025 and December 31, 2024, respectively)	399,278	392,840
Equity securities, at fair value	7,967	6,673
Federal Home Loan Bank stock	68,263	60,387

Loans receivable	8,272,560	7,916,928
Less: allowance for credit losses	65,659	59,958
Loans receivable, net	8,206,901	7,856,970

Accrued interest receivable	42,249	40,383
Office properties and equipment, net	82,814	81,772
Bank-owned life insurance ("BOLI")	280,890	274,908
Goodwill and intangible assets	120,914	121,008
Other real estate owned	—	1,334
Other assets	312,927	324,049
Total assets	$10,855,834	$10,475,493

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$8,240,321	$8,096,149
Borrowings	1,263,483	1,080,600
Advance payments by borrowers for taxes and insurance	44,305	45,453
Accrued expenses and other liabilities	166,765	172,915
Total liabilities	9,714,874	9,395,117

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 131,623,847 shares issued and 104,743,273 shares outstanding at September 30, 2025, and 131,414,591 shares issued and 104,759,185 shares outstanding at December 31, 2024	1,316	1,314
Additional paid-in capital	804,334	799,482
Retained earnings	918,024	881,951
Accumulated other comprehensive loss	(88,877)	(110,368)
Treasury stock, at cost; 26,880,574 shares at September 30, 2025 and 26,655,406 shares at December 31, 2024	(464,453)	(460,980)
Common stock held by the Employee Stock Ownership Plan	(28,508)	(30,207)
Stock held by Rabbi Trust	(3,415)	(3,255)
Deferred compensation obligations	2,539	2,439
Total stockholders' equity	1,140,960	1,080,376
Total liabilities and stockholders' equity	$10,855,834	$10,475,493

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:	(Unaudited)
Loans receivable	$103,792	$97,863	$298,548	$286,064
Debt securities available for sale and equity securities	9,858	9,592	29,901	26,618
Debt securities held to maturity	2,886	2,616	8,619	7,487
Federal funds and interest-earning deposits	2,623	3,850	7,924	11,872
Federal Home Loan Bank stock dividends	1,258	1,966	4,079	5,759
Total interest income	120,417	115,887	349,071	337,800
Interest expense:
Deposits	49,569	52,196	149,058	150,440
Borrowings	13,462	18,416	38,599	55,805
Total interest expense	63,031	70,612	187,657	206,245

Net interest income	57,386	45,275	161,414	131,555

Provision for credit losses	2,344	4,103	7,745	11,575

Net interest income after provision for credit losses	55,042	41,172	153,669	119,980

Non-interest income:
Demand deposit account fees	2,037	1,695	5,940	4,698
Bank-owned life insurance	2,133	1,669	5,982	5,253
Title insurance fees	684	688	2,191	1,935
Loan fees and service charges	1,570	951	4,370	3,290
Gain (loss) on securities transactions	—	—	336	(1,256)
Change in fair value of equity securities	714	(27)	1,294	425
Gain on sale of loans	401	459	901	825
Gain on sale of other real estate owned	—	—	281	—
Other non-interest income	2,328	3,543	7,216	10,440
Total non-interest income	9,867	8,978	28,511	25,610

Non-interest expense:
Compensation and employee benefits	29,248	27,738	86,764	82,910
Occupancy	6,055	5,594	18,208	17,621
Federal deposit insurance premiums	1,783	1,518	5,402	5,752
Advertising	512	766	1,606	2,053
Professional fees	2,590	2,454	8,624	11,597
Data processing and software expenses	4,457	4,125	12,621	12,006
Merger-related expenses	—	23	—	737
Other non-interest expense, net	441	616	612	2,063
Total non-interest expense	45,086	42,834	133,837	134,739

Income before income tax expense	19,823	7,316	48,343	10,851

Income tax expense	4,955	1,131	12,270	1,281

Net Income	$14,868	$6,185	$36,073	$9,570

Earnings per share-basic	$0.15	$0.06	$0.35	$0.09
Earnings per share-diluted	$0.15	$0.06	$0.35	$0.09
Weighted average shares outstanding-basic	102,031,221	101,623,160	101,943,317	101,673,619
Weighted average shares outstanding-diluted	102,031,221	101,832,048	101,943,317	101,813,253

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)

Net income	$14,868	$6,185	$36,073	$9,570

Other comprehensive income, net of tax:
Unrealized gain on debt securities available for sale	6,430	31,002	22,144	25,561
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	4	(1)	(1)	4
Reclassification adjustment for gain (loss) included in net income	—	—	243	(903)
	6,434	31,001	22,386	24,662

Derivatives, net of tax:
Unrealized (loss) on swap contracts accounted for as cash flow hedges	(26)	(6,534)	(3,357)	(2,476)
	(26)	(6,534)	(3,357)	(2,476)

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(25)	(10)	(73)	(30)
Reclassification adjustment of actuarial net gain (loss) included in net income	17	(394)	50	(1,170)
Change in funded status of retirement obligations	(173)	433	2,485	6,763
	(181)	29	2,462	5,563

Total other comprehensive income	6,227	24,496	21,491	27,749

Total comprehensive income, net of tax	$21,095	$30,681	$57,564	$37,319

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended September 30, 2025 and 2024 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at June 30, 2025	$1,316	$802,923	$903,156	$(95,104)	$(461,588)	$(29,080)	$(3,445)	$2,530	$1,120,708
Net income	—	—	14,868	—	—	—	—	—	14,868
Other comprehensive income	—	—	—	6,227	—	—	—	—	6,227
Stock based compensation	—	1,130	—	—	—	—	—	—	1,130
Purchase of treasury stock (183,864 shares)	—	—	—	—	(2,837)	—	—	—	(2,837)
Excise tax benefit on net stock repurchases	—	—	—	—	(28)	—	—	—	(28)
Employee Stock Ownership Plan shares committed to be released	—	281	—	—	—	572	—	—	853
Funding of deferred compensation obligations	—	—	—	—	—	—	30	9	39
Balance at September 30, 2025	$1,316	$804,334	$918,024	$(88,877)	$(464,453)	$(28,508)	$(3,415)	$2,539	$1,140,960

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Three Months Ended September 30, 2025 and 2024 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at June 30, 2024	$1,314	$796,432	$896,989	$(155,482)	$(460,291)	$(31,349)	$(3,106)	$2,227	$1,046,734
Net income	—	—	6,185	—	—	—	—	—	6,185
Other comprehensive income	—	—	—	24,496	—	—	—	—	24,496
Stock based compensation	—	1,241	—	—	—	—	—	—	1,241
Exercise of stock options (18,133 shares)	—	(9)	—	—	—	—	—	—	(9)
Restricted stock forfeitures (2,662 shares)	—	43	—	—	(43)	—	—	—	—
Repurchase shares for taxes (27,969 shares)	—	—	—	—	(495)	—	—	—	(495)
Excise tax on net stock repurchases	—	—	—	—	(3)		—	—	(3)
Employee Stock Ownership Plan shares committed to be released	—	392	—	—	—	571	—	—	963
Funding of deferred compensation obligations	—	—	—	—	—	—	(77)	115	38
Balance at September 30, 2024	$1,314	$798,099	$903,174	$(130,986)	$(460,832)	$(30,778)	$(3,183)	$2,342	$1,079,150

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Nine Months Ended September 30, 2025 and 2024 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2024	$1,314	$799,482	$881,951	$(110,368)	$(460,980)	$(30,207)	$(3,255)	$2,439	$1,080,376
Net income	—	—	36,073	—	—	—	—	—	36,073
Other comprehensive income	—	—	—	21,491	—	—	—	—	21,491
Issuance of common stock allocated to restricted stock award grants (209,256 shares)	2	(2)	—	—	—	—	—	—	—
Stock based compensation	—	3,590	—	—	—	—	—	—	3,590
Purchase of treasury stock (183,864 shares)	—	—	—	—	(2,837)	—	—	—	(2,837)
Restricted stock forfeitures (29,480 shares)	—	436	—	—	(436)	—	—	—	—
Repurchase shares for taxes (11,824 shares)	—	—	—	—	(179)	—	—	—	(179)
Excise tax on net stock repurchases	—	—	—	—	(21)				(21)
Employee Stock Ownership Plan shares committed to be released	—	828	—	—	—	1,699	—	—	2,527
Funding of deferred compensation obligations	—	—	—	—	—	—	(160)	100	(60)
Balance at September 30, 2025	$1,316	$804,334	$918,024	$(88,877)	$(464,453)	$(28,508)	$(3,415)	$2,539	$1,140,960

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Nine Months Ended September 30, 2025 and 2024 (In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2023	$1,312	$791,450	$893,604	$(158,735)	$(454,128)	$(32,478)	$(2,955)	$2,265	$1,040,335
Net income	—	—	9,570	—	—	—	—	—	9,570
Other comprehensive income	—	—	—	27,749	—	—	—	—	27,749
Issuance of common stock allocated to restricted stock award grants (212,441 shares)	2	(2)	—	—	—	—	—	—	—
Stock based compensation	—	5,511	—	—	—	—	—	—	5,511
Purchase of treasury stock (365,116 shares)	—	—	—	—	(5,894)	—	—	—	(5,894)
Exercise of stock options (46,184 shares)	—	(58)	—	—	—	—	—	—	(58)
Restricted stock forfeitures (4,357 shares)	—	73	—	—	(73)	—	—	—	—
Repurchase shares for taxes (40,158 shares)	—	—	—	—	(690)	—	—	—	(690)
Excise tax on net stock repurchases	—	—	—	—	(47)				(47)
Employee Stock Ownership Plan shares committed to be released	—	1,125	—	—	—	1,700	—	—	2,825
Funding of deferred compensation obligations	—	—	—	—	—	—	(228)	77	(151)
Balance at September 30, 2024	$1,314	$798,099	$903,174	$(130,986)	$(460,832)	$(30,778)	$(3,183)	$2,342	$1,079,150

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2025	2024
	(In thousands, unaudited)
Cash flows from operating activities:
Net income	$36,073	$9,570
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	4,756	3,137
Net amortization of premiums and discounts on securities	(2,835)	(321)
Net amortization of mortgage servicing rights	158	188
Amortization of intangible assets	1,592	1,658
Depreciation and amortization of office properties and equipment	6,399	6,124
Amortization of operating lease right-of-use assets	3,017	2,928
Provision for credit losses	7,745	11,575
(Gain) loss on securities transactions	(336)	1,256
Change in fair value of equity securities	(1,294)	(425)
Gain on securitizations	(129)	—
Gain on sale of loans, net	(772)	(825)
Loss (gain) on disposal of office properties and equipment, net	18	(236)
Deferred tax (benefit) expense	(5,046)	1,688
(Increase) in accrued interest receivable	(1,866)	(2,314)
Gain on sale of other real estate owned	(281)	—
Decrease (increase) in other assets	5,410	(28,035)
(Decrease) in accrued expenses and other liabilities	(8,668)	(4,479)
Income on bank-owned life insurance	(5,982)	(5,253)
Employee stock ownership plan expense	2,527	2,825
Stock based compensation	3,590	5,511
(Increase) in deferred compensation obligations under Rabbi Trust	(60)	(151)
Net cash provided by operating activities	44,016	4,421

Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	15,656	3,495
Proceeds from paydowns/maturities/calls of debt securities available for sale	156,702	117,775
Proceeds from paydowns/maturities/calls of debt securities held to maturity	28,108	16,547
Purchases of debt securities available for sale	(179,578)	(266,882)
Purchases of debt securities held to maturity	(33,369)	(16,635)
Proceeds from sales of loans held-for-sale	29,310	15,814
Purchases of loans receivable	(150,882)	—
Net (increase) in loans receivable	(253,555)	(10,994)
Proceeds from bank-owned life insurance death benefits	—	5
Proceeds from redemptions of Federal Home Loan Bank stock	26,653	38,476
Purchases of Federal Home Loan Bank stock	(34,529)	(33,301)
Proceeds from sales of office properties and equipment	—	1,266
Additions to office properties and equipment	(7,459)	(5,825)
Proceeds from sales of other real estate owned	1,615	—
Purchase of insurance agency book of business	(1,400)	—
Net cash (used in) investing activities	$(402,728)	$(140,259)

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
	2025	2024
	(In thousands, unaudited)

Cash flows from financing activities:
Net increase in deposits	$144,172	$111,503
Proceeds from long-term borrowings	155,333	235,205
Payments on long-term borrowings	(79,418)	(175,450)
Net increase (decrease) in short-term borrowings	106,968	(167,810)
Decrease in advance payments by borrowers for taxes and insurance	(1,148)	(716)
Exercise of stock options	—	(58)
Purchase of treasury stock	(2,837)	(5,894)
Repurchase of shares for taxes	(179)	(690)
Net cash provided by (used in) financing activities	$322,891	$(3,910)

Net (decrease) in cash and cash equivalents	$(35,821)	$(139,748)

Cash and cash equivalents at beginning of year	289,223	423,249
Cash and cash equivalents at end of period	$253,402	$283,501

Cash paid during the period for:
Interest on deposits and borrowings	$187,582	$205,662
Income tax payments, net of refunds	$123	$619

Non-cash investing and financing activities:
Transfer of loans receivable to other real estate owned	$—	$1,974
Transfer of loans receivable to loans held-for-sale	$28,666	$15,054
Securitization of loans	$13,340	$—
Excise tax on net stock repurchases	$21	$47

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

    The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months periods ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period.

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

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the Freehold Entities totaled $23,000 and $737,000, during the three and nine months ended September 30, 2024. There were no expenses recorded for the three and nine months ended September 30, 2025.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)

Net income	$14,868	$6,185	$36,073	$9,570
Shares:
Weighted average shares outstanding - basic	102,031,221	101,623,160	101,943,317	101,673,619
Weighted average diluted shares outstanding	—	208,888	—	139,634
Weighted average shares outstanding - diluted	102,031,221	101,832,048	101,943,317	101,813,253
Earnings per share:
Basic	$0.15	$0.06	$0.35	$0.09
Diluted	$0.15	$0.06	$0.35	$0.09

    During the three and nine months ended September 30, 2025 and 2024, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 4,107,022 and 1,027,893, and 4,043,909 and 975,690, respectively.

4.    Stock Repurchase Program

On September 5, 2025, the Company announced that its Board of Directors authorized the Company's seventh stock repurchase program to acquire up to 1,800,000 shares, or approximately 1.7% of the Company's then issued and outstanding common stock. As of September 30, 2025, there were 1,616,136 shares authorized and remaining to be purchased under this program. During the three and nine months ended September 30, 2025 the Company repurchased 183,864 shares at a cost of approximately $2.8 million, or $15.43 per share, under the 2025 program.

On May 25, 2023, the Company announced that its Board of Directors authorized the Company's sixth stock repurchase program to acquire up to 2,000,000 shares, or approximately 1.9% of the Company's then issued and outstanding common stock. This program expired in 2024 prior to its completion. During the nine months ended September 30, 2024, the Company repurchased 365,116 shares at a cost of approximately $5.9 million, or $16.14 per share, under the 2023 program. There were no repurchases during the three months ended September 30, 2024 under the previous program.

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

6.    Debt Securities Available for Sale

    Debt securities available for sale at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$364,688	$4,218	$(15)	$368,891
Mortgage-backed securities and collateralized mortgage obligations	719,534	1,434	(83,229)	637,739
Municipal obligations	1,976	—	(2)	1,974
Corporate debt securities	78,223	263	(6,861)	71,625
	$1,164,421	$5,915	$(90,107)	$1,080,229

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$314,494	$810	$(602)	$314,702
Mortgage-backed securities and collateralized mortgage obligations	729,488	173	(106,704)	622,957
Municipal obligations	2,378	3	(22)	2,359
Corporate debt securities	95,508	123	(9,703)	85,928
	$1,141,868	$1,109	$(117,031)	$1,025,946

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

The amortized cost and fair value of debt securities available for sale at September 30, 2025, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	September 30, 2025
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$140,282	$140,576
More than one year to five years	222,391	225,122
More than five years to ten years	82,214	76,792
	$444,887	$442,490
Mortgage-backed securities and collateralized mortgage obligations	719,534	637,739
	$1,164,421	$1,080,229
Mortgage-backed securities and collateralized mortgage obligations totaling $719.5 million at amortized cost, and $637.7 million at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the nine months ended September 30, 2025, proceeds from the sale of debt securities available for sale totaled $15.7 million, resulting in gross gains of $336,000 and no gross losses. During the three months ended September 30, 2025, there were no sales of debt securities available for sale. There was one call of a debt security available for sale totaling $2.0 million and maturities totaling $10.0 million, during the three months ended September 30, 2025. During the nine months ended September 30, 2025, there were calls of debt securities available for sale totaling $2.8 million and maturities totaling $38.5 million.

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

Debt securities available for sale having a carrying value of $422.6 million and $343.4 million, at September 30, 2025 and December 31, 2024, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

    The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at September 30, 2025 and December 31, 2024 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

	September 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$24,797	$(15)	$5,000	$—	$29,797	$(15)
Mortgage-backed securities and collateralized mortgage obligations	36,767	(359)	469,323	(82,870)	506,090	(83,229)
Municipal obligations	1,549	(1)	425	(1)	1,974	(2)
Corporate debt securities	—	—	62,613	(6,861)	62,613	(6,861)
	$63,113	$(375)	$537,361	$(89,732)	$600,474	$(90,107)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$126,197	$(602)	$—	$—	$126,197	$(602)
Mortgage-backed securities and collateralized mortgage obligations	93,763	(475)	476,559	(106,229)	570,322	(106,704)
Municipal obligations	—	—	1,346	(22)	1,346	(22)
Corporate debt securities	—	—	80,805	(9,703)	80,805	(9,703)
	$219,960	$(1,077)	$558,710	$(115,954)	$778,670	$(117,031)

The number of securities in an unrealized loss position at September 30, 2025 totaled 141, compared with 185 at December 31, 2024. All temporarily impaired securities were investment grade as of September 30, 2025. All temporarily impaired securities were investment grade as of December 31, 2024 except two corporate debt securities which were rated BB+, totaling approximately $8.4 million.

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

There was no activity in the allowance for credit losses on debt securities available for sale for the three and nine months ended September 30, 2025 and 2024.

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $5.4 million and $4.7 million at September 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity

    Debt securities held to maturity at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$44,872	$—	$(3,629)	$—	$41,243
Mortgage-backed securities and collateralized mortgage obligations	354,406	559	(28,002)	—	326,963
	$399,278	$559	$(31,631)	$—	$368,206

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$44,871	$—	$(5,288)	$—	$39,583
Mortgage-backed securities and collateralized mortgage obligations	347,969	8	(37,407)	—	310,570
	$392,840	$8	$(42,695)	$—	$350,153

The amortized cost and fair value of debt securities held to maturity at September 30, 2025, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	September 30, 2025
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$14,875	$14,715
More than one year to five years	10,000	9,294
More than five years to ten years	9,997	9,229
More than ten years	10,000	8,005
	44,872	41,243
Mortgage-backed securities and collateralized mortgage obligations	354,406	326,963
	$399,278	$368,206

Mortgage-backed securities and collateralized mortgage obligations totaling $354.4 million at amortized cost and $327.0 million at fair value at September 30, 2025, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three and nine months ended September 30, 2025 and 2024 there were no sales or maturities of debt securities held to maturity. During the three and nine months ended September 30, 2024, there was one called debt security held to maturity totaling $5.0 million. During the three and nine months ended September 30, 2025 there were no calls of debt securities held to maturity.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity (continued)

Debt securities held to maturity having a carrying value of $229.8 million and $247.6 million, at September 30, 2025 and December 31, 2024, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.
The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at September 30, 2025 and December 31, 2024 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	September 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$41,243	$(3,629)	$41,243	$(3,629)
Mortgage-backed securities and collateralized mortgage obligations	35,637	(917)	267,226	(27,085)	302,863	(28,002)
	$35,637	$(917)	$308,469	$(30,714)	$344,106	$(31,631)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$39,583	$(5,288)	$39,583	$(5,288)
Mortgage-backed securities and collateralized mortgage obligations	41,030	(605)	267,756	(36,802)	308,786	(37,407)
	$41,030	$(605)	$307,339	$(42,090)	$348,369	$(42,695)

    The number of securities in an unrealized loss position at September 30, 2025 totaled 102, compared with 105 at December 31, 2024. All temporarily impaired securities were investment grade as of September 30, 2025 and December 31, 2024.

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities held to maturity. Accrued interest receivable on debt securities held to maturity is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $597,000 and $898,000 at September 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
8.    Equity Securities at Fair Value

    The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, preferred stock in U.S. Government agencies, and a Community Reinvestment Act qualifying bond fund which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at September 30, 2025 and December 31, 2024 was $8.0 million and $6.7 million, respectively.

    The Company recorded a net increase (decrease) in the fair value of equity securities of $714,000 and $(27,000), and $1.3 million and $425,000 during the three and nine months ended September 30, 2025 and 2024, respectively, as a component of non-interest income.

    During the three and nine months ended September 30, 2025 and 2024, there were no sales of equity securities.

9.    Loans Receivable and Allowance for Credit Losses

Loans receivable at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30,	December 31,
	2025	2024
	(In thousands)
Real estate loans:
One-to-four family	$2,583,162	$2,710,937
Multifamily	1,612,105	1,460,641
Commercial real estate	2,532,329	2,339,883
Construction	465,283	473,573
Commercial business loans	771,486	622,000
Consumer loans:
Home equity loans and advances	256,970	259,009
Other consumer loans	2,725	3,404
Total gross loans	8,224,060	7,869,447
Purchased credit-deteriorated ("PCD") loans	10,920	11,686
Net deferred loan costs, fees and purchased premiums and discounts	37,580	35,795
Loans receivable	$8,272,560	$7,916,928

    The Company had no loans held-for-sale at September 30, 2025 and December 31, 2024. During the three months ended September 30, 2025, the Company sold $3.0 million, $2.7 million and $3.1 million of one-to-four family real estate loans, construction loans, and Small Business Administration ("SBA") loans included in commercial business loans held-for-sale, respectively, resulting in gross gains of $342,000 and no gross losses. During the nine months ended September 30, 2025, the Company sold $13.4 million, $7.5 million, and $8.6 million of one-to-four family real estate loans, construction loans, and SBA loans included in commercial business loans held-for-sale, respectively, resulting in gross gains of $870,000 and gross losses of $98,000.

During the three months ended September 30, 2024, the Company sold $6.2 million, and $2.8 million of one-to-four family real estate loans and SBA loans included in commercial business loans held-for-sale, respectively, resulting in gross gains of $459,000 and no gross losses. During the nine months ended September 30, 2024, the Company sold $6.4 million, $6.8 million, and $2.7 million of one-to-four family real estate loans, SBA loans included in commercial business loans, and construction loans held-for-sale, respectively, resulting in gross gains of $825,000 and no gross losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

During the nine months ended September 30, 2025, the Company purchased $130.9 million in equipment finance loans, included in commercial business loans from a third party. During the nine months ended September 30, 2025, $20.0 million in construction loan participations were also purchased from a third party. During the three months ended September 30, 2025 and 2024, and the nine months ended September 30, 2024, no loans were purchased by the Company.

The Company has entered into guarantor swaps with Freddie Mac which results in improved liquidity. During the three and nine months ended September 30, 2025, the Company exchanged $6.1 million and $13.3 million, respectively, of loans for Freddie Mac mortgage participation certificates, resulting in gross gains of $59,000 and $129,000, respectively, and no gross losses. During the three and nine months ended September 30, 2024, no loans were exchanged for Freddie Mac mortgage participation certificates. The Company retained the servicing of these loans.

At September 30, 2025 and December 31, 2024, the carrying value of loans serviced by the Company for investors was $508.1 million and $503.9 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition.

The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCD loans at September 30, 2025 and December 31, 2024:

	September 30, 2025
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$13,682	$5,649	$4,063	$23,394	$9,886	$2,559,768	$2,583,162
Multifamily	10,629	—	—	10,629	—	1,601,476	1,612,105
Commercial real estate	4,818	5,353	4,929	15,100	5,572	2,517,229	2,532,329
Construction	—	4,955	5,923	10,878	5,923	454,405	465,283
Commercial business loans	868	4,656	6,822	12,346	10,262	759,140	771,486
Consumer loans:
Home equity loans and advances	1,038	349	681	2,068	886	254,902	256,970
Other consumer loans	1	1	—	2	—	2,723	2,725
Total loans	$31,036	$20,963	$22,418	$74,417	$32,529	$8,149,643	$8,224,060

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

At September 30, 2025 and December 31, 2024, non-accrual loans totaled $32.5 million and $21.7 million, respectively. Included in non-accrual loans at September 30, 2025 and December 31, 2024, are 42 and 31 loans totaling $10.1 million and $15.5 million, respectively, which are less than 90 days in arrears.

At September 30, 2025 and December 31, 2024, there were no loans past due 90 days or more still accruing interest.

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

At September 30, 2025 and December 31, 2024, PCD loans acquired in the Stewardship Financial Corporation ("Stewardship") acquisition totaled $1.1 million and $1.2 million, respectively, PCD loans acquired in the Freehold Bank acquisition totaled $47,000 and $241,000, respectively, and PCD loans acquired in the RSI Bank acquisition totaled $8.4 million and $10.3 million, respectively. PCD loans acquired in conjunction with the purchase of equipment finance loans at September 30, 2025 totaled $1.4 million. Charge-offs on the loans purchased during the nine months ended September 30, 2025 totaled $3.2 million.

    We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. At September 30, 2025, the Company had no other real estate owned. At December 31, 2024, the Company held one commercial property with a carrying value of $1.3 million in other real estate owned that was acquired through foreclosure on a nonresidential mortgage loan which was sold in June 2025. At September 30, 2025, we had six residential mortgage loans with carrying values totaling $1.9 million and three home equity loans with carrying values totaling $386,000, collateralized by residential real estate, which were in the process of foreclosure. At December 31, 2024, we had four residential mortgage loans with carrying values totaling $1.1 million collateralized by residential real estate which were in the process of foreclosure.

The balance of the allowance for credit losses is based on an expected loss methodology, referred to as the "CECL" methodology. The loan portfolio segmentation includes seven portfolio segments taking into consideration common loan attributes and

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

risk characteristics, as well as historical reporting metrics and data availability. Accrued interest receivable on loans receivable is reported as a component of accrued interest receivable in the Consolidated Statement of Financial Condition, which totaled $35.2 million and $33.5 million at September 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.

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

Portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating losses based on the type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined, or sub-segments have been added as needed to ensure loans of similar risk profiles are appropriately pooled.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

Our financial results are affected by the changes in and the level of the ACL. This process involves our analysis of internal and external variables, and it requires that we exercise judgment to estimate an appropriate ACL. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved should we experience sizable loan losses in any particular period and/or significant changes in assumptions or economic condition. We believe the primary risks inherent in the portfolio are a general decline in the economy, a decline in real estate market values, rising unemployment, increasing vacancy rates, and increases in interest rates in the absence of economic improvement or any other such factors. Any one or a combination of these events may adversely affect a borrower's ability to repay its loan, resulting in increased delinquencies and loan losses. Accordingly, we have recorded loan credit losses at a level which is estimated to represent the current risk in its loan portfolio.

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

The following tables summarize loans receivable (including PCD loans) and allowance for credit losses by portfolio segment and impairment method at September 30, 2025 and December 31, 2024:

	September 30, 2025
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually analyzed loans	$—	$—	$—	$—	$—	$—	$—	$—
Collectively analyzed loans	12,852	10,182	18,922	6,574	15,829	1,244	6	65,609
Loans acquired with deteriorated credit quality	3	—	30	—	17	—	—	50
Total	$12,855	$10,182	$18,952	$6,574	$15,846	$1,244	$6	$65,659

Total loans:
Individually analyzed loans	$11,148	$—	$6,977	$5,923	$9,424	$764	$—	$34,236
Collectively analyzed loans	2,572,014	1,612,105	2,525,352	459,360	762,062	256,206	2,725	8,189,824
Loans acquired with deteriorated credit quality	1,285	—	7,974	—	1,661	—	—	10,920
Total loans	$2,584,447	$1,612,105	$2,540,303	$465,283	$773,147	$256,970	$2,725	$8,234,980

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table presents the modifications of loans to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30, 2025
	Amortized Cost	Combination of Term Extension and Interest Rate Reduction	% of Total Class of Loans Receivable
	(In thousands)

Commercial business	$1,326	$1,326	0.17%
Total loans	$1,326	$1,326	0.02%

	For the Three Months Ended September 30, 2024
	Amortized Cost	Interest Rate Reduction	% of Total Class of Loans Receivable
	(In thousands)

Commercial real estate	$1,536	$1,536	0.07%
Total loans	$1,536	$1,536	0.02%

	For the Nine Months Ended September 30, 2025
	Amortized Cost	Interest Rate Reduction	Term Extension	Combination of Term Extension and Interest Rate Reduction	% of Total Class of Loans Receivable
	(In thousands)

Commercial business	$6,771	$673	$2,000	$4,098	0.88%
Total loans	$6,771	$673	$2,000	$4,098	0.08%

	For the Nine Months Ended September 30, 2024
	Amortized Cost	Interest Rate Reduction	Term Extension	Combination of Term Extension and Interest Rate Reduction	% of Total Class of Loans Receivable
	(In thousands)

Commercial real estate	$1,536	$1,536	$—	$—	0.07%
Commercial business	3,700	—	3,700	—	0.63%
Total loans	$5,236	$1,536	$3,700	$—	0.07%

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table describes the types of modifications of loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024:

For the Three Months Ended September 30, 2025
Type of Modifications

Commercial business	Interest rate reduction and/or term extensions ranging from 36 to 60 months

For the Three Months Ended September 30, 2024
Type of Modifications

Commercial real estate	Interest rate reduction

For the Nine Months Ended September 30, 2025
Type of Modifications

Commercial business	Interest rate reduction and/or term extensions ranging from 12 to 60 months

For the Nine Months Ended September 30, 2024
Type of Modifications

Commercial real estate	Interest rate reduction
Commercial business	15 month term extension
The Company closely monitors the performance of modifications of loans to borrowers experiencing financial difficulty to understand the effectiveness of these modification efforts. The Company did not extend any commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the three and nine months ended September 30, 2025 and 2024.
The following tables present the aging analysis of modifications of loans to borrowers experiencing financial difficulty at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)
Commercial business	$5,035	$—	$—	$—	$3,145	$8,180
Total loans	$5,035	$—	$—	$—	$3,145	$8,180

	December 31, 2024
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)
Commercial real estate	$1,520	$—	$—	$—	$1,029	$2,549
Commercial business	1,759	39	—	—	2,050	3,848
Total loans	$3,279	$39	$—	$—	$3,079	$6,397

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2025 and 2024 are as follows:

	For the Three Months Ended September 30,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2025
Balance at beginning of period	$12,946	$9,997	$18,918	$5,815	$15,508	$1,277	$6	$64,467
Provision for (reversal of) credit losses	(99)	185	34	759	1,457	(36)	44	2,344
Recoveries	8	—	—	—	611	3	4	626
Charge-offs	—	—	—	—	(1,730)	—	(48)	(1,778)
Balance at end of period	$12,855	$10,182	$18,952	$6,574	$15,846	$1,244	$6	$65,659

2024
Balance at beginning of period	$14,888	$8,391	$15,080	$8,549	$7,494	$2,654	$6	$57,062
Provision for (reversal of) credit losses	(2,055)	124	440	(1,474)	8,267	(1,275)	76	4,103
Recoveries	8	—	36	1	50	5	2	102
Charge-offs	—	—	—	—	(2,696)	—	(76)	(2,772)
Balance at end of period	$12,841	$8,515	$15,556	$7,076	$13,115	$1,384	$8	$58,495

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	For the Nine Months Ended September 30,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2025
Balance at beginning of period	$13,173	$9,542	$15,969	$6,703	$13,112	$1,452	$7	$59,958
Initial allowance related to PCD loans	—	—	—	—	3,202	—	—	3,202
Provision for (reversal of) credit losses	(328)	640	3,101	(78)	4,531	(251)	130	7,745
Recoveries	10	—	1	2	804	43	7	867
Charge-offs	—	—	(119)	(53)	(5,803)	—	(138)	(6,113)
Balance at end of period	$12,855	$10,182	$18,952	$6,574	$15,846	$1,244	$6	$65,659

2024
Balance at beginning of period	$13,017	$8,742	$15,757	$7,758	$7,923	$1,892	$7	$55,096
Provision for (reversal of) credit losses	(184)	(227)	(117)	(685)	13,076	(522)	234	11,575
Recoveries	10	—	36	3	455	14	3	521
Charge-offs	(2)	—	(120)	—	(8,339)	—	(236)	(8,697)
Balance at end of period	$12,841	$8,515	$15,556	$7,076	$13,115	$1,384	$8	$58,495

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables present individually analyzed loans by segment, excluding PCD loans, at September 30, 2025 and December 31, 2024:

	At September 30, 2025
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$11,148	$11,197	$—
Commercial real estate	6,977	7,100	—
Construction	5,923	5,975	—
Commercial business loans	9,424	16,307	—
Consumer loans:
Home equity loans and advances	764	765	—
	34,236	41,344	—
With a specific allowance recorded:
	—	—	—
Total:
Real estate loans:
One-to-four family	11,148	11,197	—
Commercial real estate	6,977	7,100	—
Construction	5,923	5,975	—
Commercial business loans	9,424	16,307	—
Consumer loans:
Home equity loans and advances	764	765	—
Total loans	$34,236	$41,344	$—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table presents interest income recognized for individually analyzed loans by loan segment, excluding PCD loans, for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
	2025		2024
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$11,228	$—	$3,808	$—
Multifamily	1,013	—	2,872	—
Commercial real estate	7,649	9	8,258	48
Construction	5,923	—	—	—
Commercial business loans	10,190	19	11,477	—
Consumer loans:
Home equity loans and advances	742	—	93	—
Total loans	$36,745	$28	$26,508	$48

	For the Nine Months Ended September 30,
	2025		2024
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$10,302	$—	$3,352	$13
Multifamily	2,456	—	1,543	1
Commercial real estate	6,683	56	10,393	88
Construction	4,437	—	—	—
Commercial business loans	10,241	19	10,905	—
Consumer loans:
Home equity loans and advances	603	—	224	1
Total loans	$34,722	$75	$26,417	$103

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating, excluding PCD loans, at September 30, 2025 and December 31, 2024:

	Loans by Year of Origination at September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$61,560	$105,479	$152,725	$717,354	$700,309	$834,562	$—	$—	$2,571,989
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	666	1,515	3,053	765	5,174	—	—	11,173
Total One-to-Four Family	61,560	106,145	154,240	720,407	701,074	839,736	—	—	2,583,162
Gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily
Pass	198,534	32,422	130,877	349,775	332,661	558,716	—	—	1,602,985
Special mention	—	—	—	—	9,120	—	—	—	9,120
Substandard	—	—	—	—	—	—	—	—	—
Total Multifamily	198,534	32,422	130,877	349,775	341,781	558,716	—	—	1,612,105
Gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	292,109	113,843	180,237	474,508	359,436	995,869	—	—	2,416,002
Special mention	—	—	—	4,851	—	11,222	—	—	16,073
Substandard	—	—	—	13,611	33,976	52,667	—	—	100,254
Total Commercial Real Estate	292,109	113,843	180,237	492,970	393,412	1,059,758	—	—	2,532,329
Gross charge-offs	—	—	—	77	42	—	—	—	119

Construction
Pass	79,387	105,463	172,069	78,766	1,034	—	—	—	436,719
Special mention	—	—	1,883	684	—	—	—	—	2,567
Substandard	—	—	—	25,997	—	—	—	—	25,997
Total Construction	79,387	105,463	173,952	105,447	1,034	—	—	—	465,283
Gross charge-offs	$—	$—	$—	$53	$—	$—	$—	$—	$53

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business Loans
Pass	$89,447	$140,198	$93,212	$66,643	$27,904	$49,085	$269,183	$—	$735,672
Special mention	—	—	—	—	—	101	100	—	201
Substandard	2,116	1,678	999	1,994	1,067	6,007	21,752	—	35,613
Total Commercial Business Loans	91,563	141,876	94,211	68,637	28,971	55,193	291,035	—	771,486
Gross charge-offs	295	634	885	1,908	753	1,328	—	—	5,803

Home Equity Loans and Advances
Pass	15,013	13,342	12,855	16,146	14,227	75,147	40,462	69,014	256,206
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	49	—	—	392	323	—	764
Total Home Equity Loans and Advances	15,013	13,342	12,904	16,146	14,227	75,539	40,785	69,014	256,970
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other Consumer Loans
Pass	2,200	41	55	38	—	50	341	—	2,725
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	2,200	41	55	38	—	50	341	—	2,725
Gross charge-offs	—	13	45	31	40	9	—	—	138

Total Loans	740,366	513,132	746,476	1,753,420	1,480,499	2,588,992	332,161	69,014	8,224,060
Total gross charge-offs	$295	$647	$930	$2,069	$835	$1,337	$—	$—	$6,113

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses for off-balance-sheet exposures is reported in other liabilities in the Consolidated Statements of Financial Condition. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as unfunded commitments. At September 30, 2025 and December 31, 2024, the balance of the allowance for credit losses on unfunded commitments, included in other liabilities, totaled $3.9 million and $3.8 million, respectively. The Company recorded provision for (reversal of) credit losses on unfunded commitments, included in other non-interest expense in the Consolidated Statements of Income of $354,000 and $(548,000) and $110,000 and $(2.0) million during the three and nine months ended September 30, 2025 and 2024, respectively.

The following table presents the activity in the allowance for credit losses on off-balance-sheet exposures for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$3,577	$3,988	$3,821	$5,484
Provision for (reversal of) credit losses	354	(548)	110	(2,044)
Balance at end of period	$3,931	$3,440	$3,931	$3,440

10.    Leases

    The Company leases real estate property for branches and office space. At September 30, 2025 and December 31, 2024, all of the Company's leases are classified as operating leases.

    The Company determines if an arrangement is a lease at inception. ASC Topic 842 requires lessees to recognize a right-of-use asset and a lease liability, measured at the present value of the future minimum lease payments, at the lease commencement date. The calculated amount of the right-of-use asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of minimum lease payments.
    At September 30, 2025 and December 31, 2024, the weighted average remaining lease term for operating leases was 5.6 years and 5.7 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 3.36% and 3.30%, respectively.

    The Company accounts for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the three and nine months ended September 30, 2025 and 2024, operating and variable lease expenses totaled approximately $821,000 and $672,000 and $2.4 million, and $2.1 million, respectively.

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and nine months ended September 30, 2025 and 2024. At September 30, 2025, the Company had no leases which had not yet commenced.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
10.    Leases (continued)

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

	Lease Payment Obligations at
	September 30,	December 31,
	2025	2024
	(In thousands)

One year or less	$1,280	$4,666
After one year to two years	4,678	4,232
After two years to three years	3,697	3,272
After three years to four years	3,212	2,809
After four years to five years	2,223	1,899
Thereafter	3,920	2,742
Total undiscounted cash flows	19,010	19,620
Discount on cash flows	(1,735)	(1,796)
Total lease liability	$17,275	$17,824

11.    Deposits

    Deposits are summarized as follows:

	September 30,	December 31,
	2025	2024
	(In thousands)

Non-interest-bearing demand	$1,490,722	$1,438,030
Interest-bearing demand	1,855,724	2,021,312
Money market accounts	1,396,474	1,241,691
Savings and club deposits	638,857	652,501
Certificates of deposit	2,858,544	2,742,615
Total deposits	$8,240,321	$8,096,149

The aggregate amount of certificates of deposit that meet or exceed $250,000 totaled approximately $730.6 million and $677.3 million at September 30, 2025 and December 31, 2024, respectively. Interest expense on deposits for the three months ended September 30, 2025 and 2024 totaled $49.6 million and $52.2 million, respectively. Interest expense on deposits for the nine months ended September 30, 2025 and 2024 totaled $149.1 million and $150.4 million, respectively.

Within total deposits, brokered deposits totaled $36.2 million and $50.1 million at September 30, 2025 and December 31, 2024, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
11.    Deposits (continued)
Scheduled maturities of certificates of deposit accounts at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30,	December 31,
	2025	2024
	(In thousands)

One year or less	$2,445,494	$2,422,249
After one year to two years	294,374	281,961
After two years to three years	86,855	21,909
After three years to four years	12,442	8,193
After four years	19,379	8,303
	$2,858,544	$2,742,615

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

At September 30, 2025, there were 153,787 shares remaining available for future restricted stock awards and 1,110,726 shares remaining available for future stock option grants under the 2019 Plan.

Restricted shares granted under the 2019 Plan generally vest in equal installments, over performance or service periods generally ranging from one year to three years, beginning one year from the date of grant. A portion of restricted shares awarded are performance awards, which vest upon the satisfactory attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite performance or service period. During the three months ended September 30, 2025 and 2024, approximately $532,000 and $960,000, respectively, in expense was recognized in regard to these awards. During the nine months ended September 30, 2025 and 2024, approximately $1.9 million and $3.7 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 539,734 non-vested restricted shares outstanding at September 30, 2025 is approximately $3.2 million over a weighted average period of 1.4 years.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

    The following is a summary of the Company's restricted stock activity during the three and nine months ended September 30, 2025 and 2024:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2025	442,559	$16.59
Grants	209,256	16.04
Vested	(62,871)	17.79
Forfeited	(29,056)	16.18
Non-vested at March 31, 2025	559,888	$16.27
Vested	(19,730)	15.94
Forfeited	(424)	16.31
Non-vested at June 30, 2025	539,734	$16.28
Non-vested at September 30, 2025	539,734	$16.28

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2024	435,541	$16.77
Grants	212,441	16.50
Vested	(25,890)	20.14
Forfeited	(1,545)	16.54
Non-vested at March 31, 2024	620,547	$16.54
Vested	(44,988)	17.20
Forfeited	(150)	20.54
Non-vested at June 30, 2024	575,409	$16.49
Vested	(137,587)	17.70
Forfeited	(2,662)	17.89
Non-vested at September 30, 2024	435,160	$16.75

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

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the three months ended September 30, 2025 and 2024, approximately $603,000 and $556,000 in expense was recognized in regard to these awards. During the nine months ended September 30, 2025 and 2024, approximately $1.7 million and $2.5 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 781,688 non-vested options outstanding at September 30, 2025 is $3.4 million over a weighted average period of 2.0 years.

The following is a summary of the Company's option activity during the three and nine months ended September 30, 2025 and 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2025	3,757,032	$16.22	5.4	$574,569
Granted	454,327	16.23	—	—
Expired	(55,203)	15.74	—	—
Forfeited	(7,862)	16.16	—	—
Outstanding, March 31, 2025	4,148,294	$16.23	5.7	$—
Expired	(28,781)	16.01	—	—
Forfeited	(3,509)	16.30	—	—
Outstanding, June 30, 2025	4,116,004	$16.23	5.5	$—
Expired	(23,423)	17.40	0	—
Outstanding, September 30, 2025	4,092,581	$16.23	5.3	$—
Options exercisable at September 30, 2025	3,310,893	$16.16	4.4	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2024	3,584,069	$16.20	6.1	$11,602,267
Granted	286,265	16.49	—	—
Exercised	(28,051)	15.60	—	—
Expired	(1,412)	15.60	—	—
Forfeited	(5,832)	17.29	—	—
Outstanding, March 31, 2024	3,835,039	$16.22	6.2	$5,050,150
Expired	(1,924)	17.82	—	—
Forfeited	(1,274)	20.54	—	—
Outstanding, June 30, 2024	3,831,841	$16.22	6.0	$—
Exercised	(18,133)	16.90	—	—
Expired	(2,683)	18.50	—
Forfeited	(8,167)	16.75	—	—
Outstanding, September 30, 2024	3,802,858	$16.22	5.7	$4,564,088
Options exercisable at September 30, 2024	3,203,241	$16.02	5.1	$4,196,193

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

    There were no options exercised during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the aggregate intrinsic value of options exercised was approximately $23,000 and $129,000, respectively.

13.    Components of Net Periodic Benefit Cost

    Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, and Split-Dollar Life Insurance Plans

    The Company maintains a single employer, tax-qualified defined benefit pension plan (the "Pension Plan") which covers full-time employees that satisfy the Pension Plan's eligibility requirements. The benefits are based on years of service and the employee's average compensation for the highest five consecutive years of employment. Effective October 1, 2018, newly hired employees are not eligible to participate in the Pension Plan as the Pension Plan was closed to new employees as of that date.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost (continued)

Net periodic (income) benefit cost for the Pension Plan, RIM Plan, Post-retirement Plan and Split-Dollar Life Insurance plan benefits for the three and nine months ended September 30, 2025 and 2024, includes the following components:

	For the Three Months Ended September 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2025	2024	2025	2024	2025	2024	2025	2024	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$1,017	$1,039	$52	$61	$51	$54	$57	$57	Compensation and employee benefits
Interest cost	3,294	3,292	169	162	287	248	216	208	Other non-interest expense
Expected return on plan assets	(8,607)	(8,231)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	13	14	Other non-interest expense
Net loss	—	130	—	28	—	—	(22)	—	Other non-interest expense
Net periodic (income) benefit cost	$(4,296)	$(3,770)	$221	$251	$338	$302	$264	$279

	For the Nine Months Ended September 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2025	2024	2025	2024	2025	2024	2025	2024	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$3,052	$3,464	$156	$183	$153	$162	$171	$171	Compensation and employee benefits
Interest cost	9,881	9,492	507	486	861	744	648	624	Other non-interest expense
Expected return on plan assets	(25,822)	(24,470)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	39	42	Other non-interest expense
Net loss	—	1,153	—	84	—	—	(66)	—	Other non-interest expense
Net periodic (income) benefit cost	$(12,889)	$(10,361)	$663	$753	$1,014	$906	$792	$837

For the three and nine months ended September 30, 2025 and 2024, no contribution was made to the Pension Plan. The net periodic (income) cost for pension benefits, other post-retirement and split-dollar life insurance benefits for the three and nine months ended September 30, 2025 was calculated using the most recent available benefit valuations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis at September 30, 2025 and December 31, 2024.

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at September 30, 2025 and December 31, 2024, by level within the fair value hierarchy:

	September 30, 2025
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$368,891	$368,891	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	637,739	—	637,739	—
Municipal obligations	1,974	—	425	1,549
Corporate debt securities	71,625	—	61,792	9,833
Total debt securities available for sale	1,080,229	368,891	699,956	11,382
Equity securities	7,967	7,637	330	—
Derivative assets	11,176	—	11,176	—
	$1,099,372	$376,528	$711,462	$11,382

Derivative liabilities	$13,986	$—	$13,986	$—

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

The table below provides activity of assets reported as Level 3 during the three and nine months ended September 30, 2025 and 2024:

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets -December 31, 2024	$10,501
Change in fair value of Level 3 assets	(5)
Balance of recurring Level 3 assets - March 31, 2025	$10,496
Change in fair value of Level 3 assets	213
Balance of recurring Level 3 assets - June 30, 2025	$10,709
Transfer into Level 3 assets	1,549
Maturity of Level 3 assets	(1,944)
Change in fair value of Level 3 assets	1,068
Balance of recurring Level 3 assets - September 30, 2025	$11,382

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets -December 31, 2023	$9,737
Change in fair value of Level 3 assets	174
Balance of recurring Level 3 assets - March 31, 2024	$9,911
Change in fair value of Level 3 assets	(170)
Balance of recurring Level 3 assets - June 30, 2024	$9,741
Transfer into Level 3 assets	1,010
Maturity of Level 3 asset	(927)
Change in fair value of Level 3 assets	62
Balance of recurring Level 3 assets - September 30, 2024	$9,886

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

Expected cash flows were projected based on contractual cash flows. At September 30, 2025 two private placement corporate debt securities classified as available for sale and one municipal obligation classified as available for sale were included in Level 3 assets. At December 31, 2024, two private placement corporate debt securities classified as available for sale, and two private placement municipal obligations classified as available for sale were included in Level 3 assets.

There were one transfers to Level 3 assets during both the three and nine months ended September 30, 2025 and 2024.

At September 30, 2025, the two private placement corporate debt security cash flows were discounted to a market yield ranging from 9.25% to 9.75% (weighted average is 9.42%), and the cash flow for the one private placement municipal obligation was discounted to a market yield and weighted average of 3.35%.

The period end valuations were supported by an analysis prepared by an independent third party market participant and approved by management.

Assets Measured at Fair Value on a Non-Recurring Basis

    The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis at September 30, 2025 and December 31, 2024.

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at September 30, 2025 and December 31, 2024, by level within the fair value hierarchy:

	September 30, 2025
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$11,658	—	—	$11,658
Mortgage servicing rights	2,448	—	—	2,448
	$14,106	$—	$—	$14,106

	December 31, 2024
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$3,199	$—	$—	$3,199
Other real estate owned	1,334	—	—	1,334
Mortgage servicing rights	2,443	—	—	2,443
	$6,976	$—	$—	$6,976

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)
The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Impaired loans	$11,658	Appraisal / Other	Discount for cost to sell (2)	6.0% - 8.0% (3)	6.0% (3)
Mortgage servicing rights	$2,448	Discounted cash flow	Prepayment speeds and discount rates (4)	4.5% - 28.5%	12.7%

	December 31, 2024
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Impaired loans	$3,199	Other	A/R aging schedule	—%	—%
Real estate owned	$1,334	Contract sales price (1)	Discount for cost to sell (2)	8.0%	8.0%
Mortgage servicing rights	$2,443	Discounted cash flow	Prepayment speeds and discount rates (5)	4.5% - 34.3%	11.7%

(1) Value based on sales contract.
(2) Appraised value based on management's estimate of selling costs including real estate brokerage commissions, title transfer and other fees. Other includes accounts receivable aging or other collateral value.

(3) For real estate secured loans.
(4) Value of SBA servicing rights based on a discount rate of 14.25%.
(5) Value of SBA servicing rights based on a discount rate of 14.50%.
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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at September 30, 2025 and December 31, 2024:

	September 30, 2025
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$253,402	$253,402	$253,402	$—	$—
Debt securities available for sale	1,080,229	1,080,229	368,891	699,956	11,382
Debt securities held to maturity	399,278	368,206	—	368,206	—
Equity securities	7,967	7,967	7,637	330	—
Federal Home Loan Bank stock	68,263	68,263	—	68,263	—
Loans receivable, net	8,206,901	7,954,251	—	—	7,954,251
Derivative assets	11,176	11,176	—	11,176	—

Financial liabilities:
Deposits	$8,240,321	$8,238,519	$—	$8,238,519	$—
Borrowings	1,263,483	1,271,222	—	1,271,222	—
Derivative liabilities	13,986	13,986	—	13,986	—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss)

    The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
	2025			2024
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gain (loss) on debt securities available for sale:	$9,622	$(3,192)	$6,430	$43,145	$(12,143)	$31,002
Accretion of unrealized (loss) gain on debt securities reclassified as held to maturity	6	(2)	4	(2)	1	(1)
Reclassification adjustment for (loss) included in net income	—	—	—	—	—	—
	9,628	(3,194)	6,434	43,143	(12,142)	31,001
Derivatives:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(37)	11	(26)	(9,094)	2,560	(6,534)
	(37)	11	(26)	(9,094)	2,560	(6,534)

Employee benefit plans:
Amortization of prior service cost included in net income	(34)	9	(25)	(14)	4	(10)
Reclassification adjustment of actuarial net gain (loss) included in net income	23	(6)	17	(548)	154	(394)
Change in funded status of retirement obligations	(13)	(160)	(173)	603	(170)	433
	(24)	(157)	(181)	41	(12)	29
Total other comprehensive income	$9,567	$(3,340)	$6,227	$34,090	$(9,594)	$24,496

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (Continued)

	For the Nine Months Ended September 30,
	2025			2024
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gain (loss) on debt securities available for sale:	$31,395	$(9,251)	$22,144	$35,570	$(10,009)	$25,561
Accretion of unrealized (loss) gain on debt securities reclassified as held to maturity	(1)	—	(1)	6	(2)	4
Reclassification adjustment for (loss) included in net income	336	(93)	243	(1,256)	353	(903)
	31,730	(9,344)	22,386	34,320	(9,658)	24,662
Derivatives:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(4,653)	1,296	(3,357)	(3,447)	971	(2,476)
	(4,653)	1,296	(3,357)	(3,447)	971	(2,476)

Employee benefit plans:
Amortization of prior service cost included in net income	(101)	28	(73)	(42)	12	(30)
Reclassification adjustment of actuarial net gain (loss) included in net income	69	(19)	50	(1,629)	459	(1,170)
Change in funded status of retirement obligations	3,682	(1,197)	2,485	9,416	(2,653)	6,763
	3,650	(1,188)	2,462	7,745	(2,182)	5,563
Total other comprehensive income	$30,727	$(9,236)	$21,491	$38,618	$(10,869)	$27,749

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
	2025				2024
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(67,571)	$(1,966)	$(25,567)	$(95,104)	$(119,988)	$3,644	$(39,138)	$(155,482)
Current period changes in other comprehensive income (loss)	6,434	(26)	(181)	6,227	31,001	(6,534)	29	24,496
Total other comprehensive income (loss)	$(61,137)	$(1,992)	$(25,748)	$(88,877)	$(88,987)	$(2,890)	$(39,109)	$(130,986)

	For the Nine Months Ended September 30,
	2025				2024
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(83,523)	$1,365	$(28,210)	$(110,368)	$(113,649)	$(414)	$(44,672)	$(158,735)
Current period changes in other comprehensive income (loss)	22,386	(3,357)	2,462	21,491	24,662	(2,476)	5,563	27,749
Total other comprehensive income (loss)	$(61,137)	$(1,992)	$(25,748)	$(88,877)	$(88,987)	$(2,890)	$(39,109)	$(130,986)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)
The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the three and nine months ended September 30, 2025 and 2024:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Three Months Ended September 30,		Affected Line Items in the Consolidated Statements of Income
	2025	2024
	(In thousands)

Reclassification adjustment of actuarial net gain (loss) included in net income	$23	$(548)	Other non-interest expense
Total before tax	23	(548)
Income tax benefit	(6)	154
Net of tax	$17	$(394)

	Accumulated Other Comprehensive Income (Loss) Components
	For the Nine Months Ended September 30,		Affected Line Items in the Consolidated Statements of Income
	2025	2024
	(In thousands)

Reclassification adjustment for gain (loss) included in net income	$336	$(1,256)	Gain (loss) on securities transactions
Reclassification adjustment of actuarial net gain (loss) included in net income	69	(1,629)	Other non-interest expense
Total before tax	405	(2,885)
Income tax benefit	(112)	812
Net of tax	$293	$(2,073)

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

    Interest Rate Swaps. At September 30, 2025 and December 31, 2024, the Company had 88 and 84 interest rate swaps in place with commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $354.5 million and $298.8 million, respectively. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

    At September 30, 2025 and December 31, 2024, the Company had 32 and 31 interest rate swaps with notional amounts of $378.7 million and $378.7 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

At September 30, 2025 and December 31, 2024, the Company had one and eight interest rate fair value swaps with notional amounts totaling $100.0 million and $850.0 million, respectively. The Company is exposed to changes in the fair value of certain of its fixed-rate pools of assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Secured Overnight Financing Rate ("SOFR").

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

For the three months ended September 30, 2025 and the nine months ended September 30, 2024, the Company recorded hedge ineffectiveness associated with these contracts totaling approximately $1,000, and $6,000, respectively. For the nine months ended September 30, 2025 and the three months ended September 30, 2024, there was no hedge ineffectiveness associated with these contracts.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$398	Other Liabilities	$3,108
Interest rate products - non-designated hedges	Other Assets	10,778	Other Liabilities	10,878
Total derivative instruments		$11,176		$13,986

	December 31, 2024
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$3,619	Other Liabilities	$4,847
Interest rate products - non-designated hedges	Other Assets	15,276	Other Liabilities	15,178
Total derivative instruments		$18,895		$20,025

For the three months ended September 30, 2025 and 2024, (losses) of $(1,000) and $(241,000), respectively, were recorded for changes in fair value of interest rate swaps with third parties. For the nine months ended September 30, 2025 and 2024, net (losses) of $(198,000) and $(191,000), respectively, were recorded for changes in fair value of interest rate swaps with third parties.

    At September 30, 2025 and December 31, 2024, accrued interest was $301,000 and $639,000, respectively.

    The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

    At September 30, 2025, the termination value of derivatives in a net liability position, which includes accrued interest, was $2.8 million. The Company has collateral posting thresholds with certain of its derivative counterparties, and as of September 30, 2025 has required posted collateral of $880,000 against its obligations under these agreements.

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

At September 30, 2025 and December 31, 2024, the following amounts were recorded on the Consolidated Statements of Financial Condition related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of Hedged Assets/(Liabilities)	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of Hedged Assets/(Liabilities)
	At September 30, 2025		At December 31, 2024
	(In thousands)

Fair value interest rate products	$99,934	$(66)	$853,422	$3,422

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

18.    Revenue Recognition

The Company's revenue includes net interest income on financial instruments and non-interest income. Most of the Company's revenue is not within the scope of Accounting Standards Codification ASC Topic 606 which does not apply to revenue associated with financial instruments, including interest income on loans and securities, which comprise the majority of the Company's revenue. Revenue-generating activities that are within the scope of this guidance are components of non-interest income. These revenue streams can generally be classified as demand deposit account fees, title insurance fees, insurance agency income, and other fees.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
18.    Revenue Recognition (continued)

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of ASC Topic 606, for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$2,037	$1,695	$5,940	$4,698
Title insurance fees	684	688	2,191	1,935
Insurance agency income	172	84	326	192
Other non-interest income	1,638	1,559	4,741	4,468
Total in-scope non-interest income	4,531	4,026	13,198	11,293
Total out-of-scope non-interest income	5,336	4,952	15,313	14,317
Total non-interest income	$9,867	$8,978	$28,511	$25,610

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

Out-of-scope non-interest income primarily consists of income from bank-owned life insurance, loan prepayment and servicing fees, net fees on loan level swaps, gains and losses on the sale of loans and securities, credit card interchange income, and changes in the fair value of equity securities. None of these revenue streams are subject to the requirements of ASC Topic 606.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
19.    Subsequent Events

    The Company has evaluated events subsequent to September 30, 2025 and through the financial statement issuance date of November 7, 2025, and has concluded that no material events occurred that would require disclosure.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

    Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risk factors and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, as well as its impact on fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in interest rates, higher inflation and their impact on national and local economic conditions, the Company's ability to successfully implement its business strategy, acquisitions and the integration of acquired businesses, the successful implementation of our December 2024 balance sheet repositioning strategy, the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts, the impact of changing political conditions or federal government shutdowns, the adequacy of loan loss reserves, the impact of legal, judicial and regulatory proceedings or investigations, competitive pressures from other financial institutions and financial services companies, credit risk management, asset-liability management, the financial and securities markets, the impact of failures or disruptions in or breaches of the Company's operational or security systems, data or infrastructure, or those of third parties, including as a result of cyber attacks or campaigns, and the availability of and costs associated with sources of liquidity.

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

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total assets increased $380.3 million, or 3.6%, to $10.9 billion at September 30, 2025 as compared to $10.5 billion at December 31, 2024. The increase in total assets was primarily attributable to an increase in debt securities available for sale of $54.3 million, and an increase in loans receivable, net, of $349.9 million, partially offset by a decrease in cash and cash equivalents of $35.8 million.

Cash and cash equivalents decreased $35.8 million, or 12.4%, to $253.4 million at September 30, 2025 from $289.2 million at December 31, 2024. The decrease was primarily attributable to purchases of securities of $219.1 million, purchases of loans of $150.9 million and the origination of loans receivable, partially offset by proceeds from principal repayments on securities of $143.6 million, and repayments on loans receivable.

Debt securities available for sale increased $54.3 million, or 5.3%, to $1.1 billion at September 30, 2025 from $1.0 billion at December 31, 2024. The increase was attributable to purchases of securities of $179.6 million, consisting primarily of U.S. government obligations and mortgage-backed securities, and a decrease in the gross unrealized loss on securities of $31.7 million, partially offset by maturities on securities of $38.5 million, repayments on securities of $115.4 million, and the sale of securities of $15.7 million.

Loans receivable, net, increased $349.9 million, or 4.5%, to $8.2 billion at September 30, 2025 from $7.9 billion at December 31, 2024. Multifamily loans, commercial real estate loans and commercial business loans increased $151.5 million, $192.4 million, and $149.5 million, respectively, partially offset by decreases in one-to-four family real estate loans, construction loans and home equity loans and advances of $127.8 million, $8.3 million, and $2.0 million, respectively. The increase in commercial business loans was primarily due to the purchase of $130.9 million in equipment finance loans from a third party in May 2025, at a $3.2 million discount, which included $5.1 million of purchased credit deteriorated ("PCD") loans. The principal balance of the PCD loans purchased was charged-off by $3.2 million. The allowance for credit losses for loans increased $5.7 million to $65.7 million at September 30, 2025 from $60.0 million at December 31, 2024, primarily due to an increase in the outstanding balance of loans.

Total liabilities increased $319.8 million, or 3.4%, to $9.7 billion at September 30, 2025 from $9.4 billion at December 31, 2024. The increase was primarily attributable to an increase in total deposits of $144.2 million, or 1.8%, and an increase in borrowings of $182.9 million, or 16.9%, partially offset by a decrease in other liabilities of $6.2 million. The increase in total deposits consisted of increases in non-interest-bearing demand deposits, money market accounts and certificates of deposit of $52.7 million, $154.8 million,

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and $115.9 million, respectively, partially offset by decreases in interest-bearing demand deposits and savings and club accounts of $165.6 million and $13.6 million, respectively. The $182.9 million increase in borrowings was driven by a net increase in short-term borrowings of $107.0 million, coupled with new long-term borrowings of $155.3 million, partially offset by repayments of $79.4 million in maturing long-term borrowings. A portion of the proceeds from borrowings were utilized to fund the purchase of $130.9 million in equipment finance loans from a third party in May 2025.

Total stockholders’ equity increased $60.6 million, or 5.6%, with a balance of $1.1 billion at both September 30, 2025 and December 31, 2024. The increase in total stockholders' equity was primarily attributable to net income of $36.1 million, and an increase of $21.5 million in other comprehensive income, which includes changes in unrealized losses on debt securities available for sale and unrealized gains on swap contracts, net of taxes, included in other comprehensive income. This increase was partially offset by the repurchase of 183,864 shares of common stock at a cost of approximately $2.8 million, or $15.43 per share, under our recently announced seventh stock repurchase program.

Comparison of Results of Operations for the Three Months Ended September 30, 2025 and September 30, 2024

Net income of $14.9 million was recorded for the quarter ended September 30, 2025, an increase of $8.7 million, as compared to net income of $6.2 million for the quarter ended September 30, 2024. The increase in net income was primarily attributable to a $12.1 million increase in net interest income, a $1.8 million decrease in provision for credit losses, and an $889,000 increase in non-interest income, partially offset by a $2.3 million increase in non-interest expense and a $3.8 million increase in income tax expense.

Net interest income was $57.4 million for the quarter ended September 30, 2025, an increase of $12.1 million, or 26.7%, from $45.3 million for the quarter ended September 30, 2024. The increase in net interest income was primarily attributable to a $4.5 million increase in interest income and a $7.6 million decrease in interest expense on deposits and borrowings. The increase in interest income was primarily due to an increase in the average balance of loans coupled with an increase in average yields on loans and securities. During the fourth quarter of 2024, the Company implemented a balance sheet repositioning transaction which resulted in an increase in the average yield on securities and a decrease in the cost of borrowings, which had a notable impact on net interest income for the quarter ended September 30, 2025. The 100 basis point decrease in market interest rates during the last four months of 2024, and to a lesser extent, the 25 basis point decrease in market interest rates in September 2025 contributed to lower interest rates paid on new and repricing deposits and borrowings during the quarter ended September 30, 2025. Prepayment penalties, which are included in interest income on loans, totaled $767,000 for the quarter ended September 30, 2025, compared to $171,000 for the quarter ended September 30, 2024.

The average yield on loans for the quarter ended September 30, 2025 increased 4 basis points to 5.04%, as compared to 5.00% for the quarter ended September 30, 2024. Interest income on loans increased due to an increase in both the average balance and yield on loans. The average yield on securities for the quarter ended September 30, 2025 increased 51 basis points to 3.41%, as compared to 2.90% for the quarter ended September 30, 2024. This was primarily a result of lower yielding securities being sold and replaced with higher yielding securities as part of the balance sheet repositioning transaction implemented in the fourth quarter of 2024. The average yield on other interest-earning assets for the quarter ended September 30, 2025 decreased 148 basis points to 5.24%, as compared to 6.72% for the quarter ended September 30, 2024, mainly due to a 190 basis point decrease in the dividend rate received on Federal Home Loan Bank stock.

Total interest expense was $63.0 million for the quarter ended September 30, 2025, a decrease of $7.6 million, or 10.7%, from $70.6 million for the quarter ended September 30, 2024. The decrease in interest expense was primarily attributable to a 30 basis point decrease in the average cost of interest-bearing deposits along with a 50 basis point decrease in the average cost of borrowings, coupled with a decrease in the average balance of borrowings, partially offset by an increase in the average balance of interest-bearing deposits. Interest expense on deposits decreased $2.6 million, or 5.0%, and interest expense on borrowings decreased $5.0 million, or 26.9%, for the quarter ended September 30, 2025 as compared to the quarter ended September 30, 2024.

The Company's net interest margin for the quarter ended September 30, 2025 increased 45 basis points to 2.29% when compared to 1.84%, for the quarter ended September 30, 2024, due to an increase in the average yield on interest-earning assets coupled with a decrease in the average cost of interest-bearing liabilities. The weighted average yield on interest-earning assets increased 11 basis points to 4.81% for the quarter ended September 30, 2025 as compared to 4.70% for the quarter ended September 30, 2024. The average cost of interest-bearing liabilities decreased 38 basis points to 3.14% for the quarter ended September 30, 2025 as compared to 3.52% for the quarter ended September 30, 2024.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The provision for credit losses for the quarter ended September 30, 2025 was $2.3 million, a decrease of $1.8 million, or 42.9%, from $4.1 million for the quarter ended September 30, 2024. The decrease in provision for credit losses was primarily attributable to a decrease in net charge-offs, which totaled $1.2 million for the quarter ended September 30, 2025, as compared to $2.7 million for the quarter ended September 30, 2024.

Non-interest income was $9.9 million for the quarter ended September 30, 2025, an increase of $889,000, or 9.9%, from $9.0 million for the quarter ended September 30, 2024. The increase was attributable to an increase of $342,000 in demand deposit account fees mainly related to commercial account treasury services, an increase of $619,000 in loan fees and service charges related to customer swap income, an increase in bank-owned life insurance of $464,000, and an increase in the change in fair value of equity securities of $741,000, partially offset by a decrease of $1.2 million in other non-interest income, mainly related to interest rate swaps.

Non-interest expense was $45.1 million for the quarter ended September 30, 2025, an increase of $2.3 million, or 5.3%, from     $42.8 million for the quarter ended September 30, 2024. The increase was primarily attributable to an increase in compensation and employee benefits expense of $1.5 million, an increase in occupancy expense of $461,000, and an increase in data processing and software expenses of $332,000.

Income tax expense was $5.0 million for the quarter ended September 30, 2025, an increase of $3.8 million, as compared to income tax expense of $1.1 million for the quarter ended September 30, 2024, mainly due to higher pre-tax income. The Company's effective tax rate was 25.0% and 15.5% for the quarters ended September 30, 2025 and 2024, respectively. The effective tax rate for the 2024 period was primarily impacted by permanent income tax differences.

Results of Operations for the Nine Months Ended September 30, 2025 and September 30, 2024
Net income of $36.1 million was recorded for the nine months ended September 30, 2025, an increase of $26.5 million, or 276.9%, compared to net income of $9.6 million for the nine months ended September 30, 2024. The increase in net income was primarily attributable to a $29.9 million increase in net interest income, a $3.8 million decrease in provision for credit losses, a $2.9 million increase in non-interest income and a $902,000 decrease in non-interest expense, partially offset by a $11.0 million increase in income tax expense.

Net interest income was $161.4 million for the nine months ended September 30, 2025, an increase of $29.9 million, or 22.7%, from $131.6 million for the nine months ended September 30, 2024. The increase in net interest income was primarily attributable to an $11.3 million increase in interest income and a $18.6 million decrease in interest expense on deposits and borrowings. The increase in interest income was primarily due to an increase in the average balance of loans coupled with an increase in the average yields on loans and securities. During the fourth quarter of 2024, the Company implemented a balance sheet repositioning transaction which resulted in an increase in the average yield on securities and a decrease in the cost of borrowings, which had a notable impact on net interest income for the nine months ended September 30, 2025. The 100 basis point decrease in market interest rates during the last four months of 2024, and, to a lesser extent, the 25 basis point decrease in market interest rates in the September 2025, contributed to a decrease in interest rates paid on new and repricing deposits and borrowings during the nine months ended September 30, 2025. The decrease in interest expense on borrowings was also impacted by a decrease in the average balance of borrowings and the decrease in the cost of new borrowings. Prepayment penalties, which are included in interest income on loans, totaled $1.6 million for the nine months ended September 30, 2025, compared to $875,000 for the nine months ended September 30, 2024.

The average yield on loans for the nine months ended September 30, 2025 increased 5 basis points to 4.96%, as compared to 4.91% for the nine months ended September 30, 2024. Interest income on loans increased due to an increase in both the average balance and yield on loans. The average yield on securities for the nine months ended September 30, 2025 increased 65 basis points to 3.47%, as compared to 2.82% for the nine months ended September 30, 2024. This was a result of lower yielding securities sold as part of the balance sheet repositioning transaction implemented in the fourth quarter of 2024 being replaced with higher yielding securities purchased in 2024 and throughout the nine months ended September 30, 2025. The average yield on other interest-earning assets for the nine months ended September 30, 2025 decreased 96 basis points to 5.39%, as compared to 6.35% for the nine months ended September 30, 2024, due to lower dividends received on Federal Home Loan Bank stock.

Total interest expense was $187.7 million for the nine months ended September 30, 2025, a decrease of $18.6 million, or 9.0%, from $206.2 million for the nine months ended September 30, 2024. The decrease in interest expense was primarily attributable to a 16 basis point decrease in the average cost of interest-bearing deposits along with a 52 basis point decrease in the average cost of borrowings coupled with a decrease in the average balance of borrowings. Interest expense on deposits decreased $1.4 million, or

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
0.9%, and interest expense on borrowings decreased $17.2 million, or 30.8%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
The Company's net interest margin for the nine months ended September 30, 2025 increased 40 basis points to 2.20%, when compared to 1.80% for the nine months ended September 30, 2024. The increase in net interest margin was due to an increase in the average yield on interest-earning assets coupled with a decrease in the average cost of interest-bearing liabilities. The weighted average yield on interest-earning assets increased 14 basis points to 4.75% for the nine months ended September 30, 2025, as compared to 4.61% for the nine months ended September 30, 2024. The average cost of interest-bearing liabilities decreased 30 basis points to 3.17% for the nine months ended September 30, 2025, as compared to 3.47% for the nine months ended September 30, 2024.

The provision for credit losses for the nine months ended September 30, 2025 was $7.7 million, a decrease of $3.8 million, or 33.1%, from $11.6 million for the nine months ended September 30, 2024. The decrease in provision for credit losses was primarily attributable to a decrease in net charge-offs, which totaled $5.2 million for the nine months ended September 30, 2025 as compared to $8.2 million for the nine months ended September 30, 2024, and a decrease in quantitative loss rates based on the evaluation of current and projected economic conditions.

Non-interest income was $28.5 million for the nine months ended September 30, 2025, an increase of $2.9 million, or 11.3%, from $25.6 million for the nine months ended September 30, 2024. The increase was primarily attributable to an increase in gain on securities transactions of $1.6 million, an increase of $1.2 million in demand deposit account fees mainly related to commercial account treasury services, an increase of $1.1 million in loan fees and service charges related to customer swap income, an increase in the change in fair value of equity securities of $869,000, and a $281,000 gain on the sale of real estate owned, partially offset by a decrease of $3.2 million in other non-interest income, mainly related to interest rate swaps.

Non-interest expense was $133.8 million for the nine months ended September 30, 2025, a decrease of $902,000, or 0.7% from $134.7 million for the nine months ended September 30, 2024. The decrease was primarily attributable to a $3.0 million decrease in professional fees for legal, regulatory and compliance-related costs, a decrease in merger-related expenses of $737,000 and a decrease in other non-interest expense of $1.5 million, partially offset by an increase in compensation and employee benefits expense of $3.9 million and an increase in data processing and software expenses of $615,000. Increases in compensation and employee benefits expense and data processing and software expenses represent normal annual increases.

Income tax expense was $12.3 million for the nine months ended September 30, 2025, an increase of $11.0 million, as compared to income tax expense of $1.3 million for the nine months ended September 30, 2024, mainly due to higher pre-tax income. The Company's effective tax rate was 25.4% and 11.8% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate for the 2024 period was impacted by permanent income tax differences.

Asset Quality

The Company's non-performing loans at September 30, 2025 totaled $32.5 million, or 0.40% of total gross loans, as compared to $21.7 million, or 0.28% of total gross loans, at December 31, 2024. The $10.8 million increase in non-performing loans was primarily attributable to a $5.9 million construction loan designated as non-performing during the 2025 period, an increase in non-performing one-to-four family real estate loans of $1.1 million, and an increase in non-performing commercial real estate loans of $2.7 million. The $5.9 million non-performing construction loan was made to finance the construction of a mixed use five-story building with both commercial space and apartments. The increase in non-performing one-to-four family real estate loans was due to an increase in the number of loans from 32 non-performing loans at December 31, 2024 to 38 non-performing loans at September 30, 2025. The increase in non-performing commercial real estate loans was due to an increase in the number of loans from four non-performing loans at December 31, 2024 to eight non-performing loans at September 30, 2025. Non-performing assets as a percentage of total assets totaled 0.30% at September 30, 2025, as compared to 0.22% at December 31, 2024.

For the quarter ended September 30, 2025, net charge-offs totaled approximately $1.2 million, as compared to $2.7 million for the quarter ended September 30, 2024. For the nine months ended September 30, 2025, net charge-offs totaled $5.2 million as compared to $8.2 million for the nine months ended September 30, 2024. Charge-offs for the nine months ended September 30, 2025 included $3.2 million in charge-offs related to PCD loans included in the equipment finance loan purchase noted above.

The Company's allowance for credit losses on loans was $65.7 million, or 0.80% of total gross loans, at September 30, 2025, compared to $60.0 million, or 0.76% of total gross loans, at December 31, 2024. The increase in the allowance for credit losses for loans was primarily due to an increase in the outstanding balance of loans.

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

Our financial results are affected by the changes in and the level of the ACL. This process involves our analysis of internal and external variables, and it requires that we exercise judgment to estimate an appropriate ACL. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved should we experience sizable loan losses in any particular period and/or significant changes in assumptions or economic condition. We believe the primary risks inherent in the portfolio are a general decline in the economy, a decline in real estate market values, rising unemployment, increasing vacancy rates, and increases in interest rates in the absence of economic improvement or any other such factors. Any one or a combination of these events may adversely affect a borrower's ability to repay its loan, resulting in increased delinquencies and loan losses. Accordingly, we have recorded loan credit losses at a level which is estimated to represent the current risk in the loan portfolio.

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

    The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and projections of future taxable income. These estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets and the benefits from certain state temporary differences. At September 30, 2025 and December 31, 2024, the Company's net deferred tax (liabilities) assets totaled approximately $(2.4) million and $12.4 million, respectively. No valuation allowance was deemed necessary at both period end dates. Based upon projections of future taxable income and the ability to carryforward operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

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

    The table below sets forth, as of September 30, 2025, the net portfolio value, the estimated changes in the net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and its subsidiaries only and does not include any assets of Columbia Financial, Inc.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent Change	Estimated NPV	Present Value Ratio	Percent Change
			(Dollars in thousands)
+400	$204,067	$(39,961)	(16.38)%	$926,721	9.85%	(28.19)%
+300	216,265	(27,763)	(11.38)	1,030,609	10.69	(20.14)
+200	227,206	(16,822)	(6.89)	1,127,508	11.41	(12.63)
+100	237,064	(6,964)	(2.85)	1,217,447	12.01	(5.66)
Base	244,028	—	—	1,290,527	12.42	—
-100	250,720	6,692	2.74	1,349,990	12.67	4.61
-200	258,637	14,609	5.99	1,383,879	12.66	7.23
-300	267,934	23,906	9.80	1,387,014	12.38	7.48
-400	271,616	27,588	11.31	1,314,353	11.45	1.85

    As of September 30, 2025, based on the scenarios above, net interest income would decrease by approximately 6.89% if rates were to rise 200 basis points, and would increase by 5.99% if rates were to decrease 200 basis points.

    Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of September 30, 2025, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 12.63%. If rates were to decrease 200 basis points, the model forecasts a 7.23% increase in the NPV.

    Overall, our September 30, 2025 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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
We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth or financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds and dependence on and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and through the FHLB system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our securities portfolio. The potential liquidity from these sources is an amount we believe currently exceeds any contingent liquidity need. As of September 30, 2025

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

and December 31, 2024, the Company had immediate access to approximately $2.5 billion and $2.7 billion, respectively, of funding from these sources, with additional unpledged loan collateral of approximately $2.8 billion and $2.1 billion, respectively.
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
Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of September 30, 2025 and December 31, 2024, each of the Company and Columbia Bank exceeded all capital adequacy requirements to which it was subject.

    The following tables present the Company's and Columbia Bank's actual capital amounts and ratios at September 30, 2025 and December 31, 2024 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At September 30, 2025:
Total capital (to risk-weighted assets)	$1,188,391	14.88%	$638,808	8.00%	$838,436	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,118,900	14.01	479,106	6.00	678,734	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,111,683	13.92	359,330	4.50	558,957	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,118,900	10.40	430,333	4.00	430,333	4.00	N/A	N/A

At December 31, 2024:
Total capital (to risk-weighted assets)	$1,131,159	14.20%	$637,077	8.00%	$836,164	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,067,445	13.40	477,808	6.00	676,895	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,060,228	13.31	358,356	4.50	557,443	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,067,445	10.02	426,319	4.00	426,319	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Columbia Bank	(In thousands, except ratio data)
At September 30, 2025:
Total capital (to risk-weighted assets)	$1,113,300	13.95%	$638,383	8.00%	$837,878	10.50%	$797,979	10.00%
Tier 1 capital (to risk-weighted assets)	1,043,809	13.08	478,787	6.00	678,282	8.50	638,383	8.00
Common equity tier 1 capital (to risk-weighted assets)	1,043,809	13.08	359,091	4.50	558,585	7.00	518,686	6.50
Tier 1 capital (to adjusted total assets)	1,043,809	9.71	430,009	4.00	430,009	4.00	537,511	5.00

At December 31, 2024:
Total capital (to risk-weighted assets)	$1,090,717	14.41%	$605,734	8.00%	$795,025	10.50%	$757,167	10.00%
Tier 1 capital (to risk-weighted assets)	1,027,003	13.56	454,300	6.00	643,592	8.50	605,734	8.00
Common equity tier 1 capital (to risk-weighted assets)	1,027,003	13.56	340,725	4.50	530,017	7.00	492,159	6.50
Tier 1 capital (to adjusted total assets)	1,027,003	9.64	425,935	4.00	425,935	4.00	532,419	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2025. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

    During the quarter ended September 30, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

    The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

    For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 3, 2025. As of September 30, 2025, the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    The following table reports information regarding repurchases of the Company's common stock, excluding excise tax during the quarter ended September 30, 2025:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2025	—	$—	—	—
August 1 - 31, 2025	—	—	—	—
September 1 - 30, 2025	183,864	15.43	183,864	1,616,136
Total	183,864	$—	183,864

(1) On September 5, 2025, the Company announced that its Board of Directors authorized the Company's seventh stock repurchase program to acquire up to 1,800,000 shares, or approximately 1.7% of the Company's then issued and outstanding common stock.

Item 3.     Defaults Upon Senior Securities

    Not Applicable.

Item 4.     Mine Safety Disclosures

    Not Applicable.

Item 5.     Other Information

    During the fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

101.0
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2025, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

Columbia Financial, Inc.

Date:	November 7, 2025	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2025	/s/Dennis E. Gibney
Dennis E. Gibney
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)