Form 10-K
period 2025-12-31
Columbia Financial, Inc.
filed 2026-03-06
CIK 1723596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter) was $354.6 million. The number of shares outstanding of the registrant’s common stock as of March 2, 2026 was 104,118,378 (including 76,016,524 shares held by Columbia Bank, MHC).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders, if filed within 120 days of the fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Form 10-K (or such information will be provided by an amendment to this Annual Report on Form 10-K), as noted therein.

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
•the effect of the imposition of tariffs and any retaliatory responses;
•the impact of any federal government shutdown;
•the effect of war, terrorism, riots, civil insurrection or social unrest, or other events beyond our control;
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
•the impact of legal, judicial and regulatory proceedings or investigations,
•changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board, the Public Company Accounting Oversight Board and the Securities and Exchange Commission;
•the failure to complete our proposed second-step conversion, or our proposed merger with Northfield Bancorp, Inc. (“Northfield”), when expected or at all because conditions to closing are not satisfied on a timely basis or at all;
•the occurrence of any event, change or other circumstances that could give rise to the right of either us or Northfield to terminate the merger agreement;

•risks related to Northfield’s business to which we will be subject after the completion of the proposed merger;
•any change in the purchase accounting assumptions regarding the Northfield assets to be acquired and liabilities to be assumed used to determine the fair value and credit marks;
•the proposed merger with Northfield may be more expensive or take longer to complete than anticipated, including as a result of unexpected factors or events;
•the diversion of management’s attention from ongoing business operations and opportunities due to the proposed merger with Northfield;
•changes in our share price or Northfield’s share price before the completion of the merger;
•the possibility that the anticipated benefits of the proposed merger with Northfield, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the companies or as a result of the strength of the economy, competitive factors in the areas where we do business, or as a result of other unexpected factors or events; and
•potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed second-step conversion or merger with Northfield.
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

PART I
Item I.    Business

General
Columbia Financial, Inc. (“Columbia Financial” or the “Company”) is a Delaware corporation that was organized in March 1997 in connection with the mutual holding company reorganization of Columbia Bank. Columbia Financial is the holding company of Columbia Bank, which is a federal savings bank. Columbia Bank, MHC (the “MHC”) was also organized in March 1997 under the laws of the United States. In connection with the reorganization, Columbia Financial became the wholly-owned subsidiary of Columbia Bank MHC.

Columbia Bank was founded in 1927. Columbia Bank has elected and has received regulatory approval to operate as a "covered savings association" pursuant to Section 5A of the Home Owners’ Loan Act, as amended, and the regulations of the Office of the Comptroller of the Currency (the "OCC") promulgated thereunder. A covered savings association generally has the same rights and privileges as a national bank, and is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that would apply to a national bank. Management believes that the key benefits of Columbia Bank's election to operate as a covered savings association include the elimination of the requirement to meet the qualified thrift lender test and that Columbia Bank is no longer subject to the limits on an aggregate amount of commercial loans that are applicable to savings associations.
Through Columbia Bank, we serve the financial needs of our depositors and the local community as community-minded, customer service-focused institutions. We offer traditional financial services to businesses and consumers in our market areas. We attract deposits from the general public and use those funds to originate a variety of loans, including multifamily and commercial real estate loans, commercial business loans, one-to-four family real estate loans, construction loans, home equity loans and advances, and other consumer loans. We offer title insurance through our wholly-owned subsidiary, First Jersey Title Services, Inc., In addition, Columbia Insurance Services, Inc., a wholly-owned subsidiary of Columbia Bank, is a full-service insurance agency that offers a broad range of insurance products, including personal and business lines of insurance, to our customers and primarily New Jersey residents. Wealth management services are also offered through a third-party relationship.

Our executive offices are located at 19-01 Route 208 North, Fair Lawn, New Jersey 07410 and our telephone number is (800) 522-4167. Our website address is www.columbiabankonline.com. Information on our website should not be considered a part of this report.

Throughout this report, references to “we,” “us” or “our” refer to the Company and Columbia Bank collectively.

Recent Developments

On January 31, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Columbia Financial, Inc., a newly-formed Maryland corporation (the “Holding Company”), the MHC and Northfield Bancorp, Inc., a Delaware corporation (“Northfield”). The Merger Agreement was unanimously approved by the Board of Directors of each of the parties.

Concurrently with the adoption of the Merger Agreement, the Boards of Directors of the Company, the Holding Company, the MHC and Columbia Bank adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”), pursuant to which Columbia Bank will convert from the mutual holding company form of organization to the fully-public stock holding company form of organization (the “Conversion”).

Plan of Conversion and Reorganization

The Plan of Conversion provides for the sale of shares of common stock of the Holding Company, par value $0.01 per share (the “Holding Company Common Stock”), to depositors (and certain eligible borrowers) of Columbia Bank and other members of the public, and for the exchange of shares of the Company, par value $0.01 per share (the “Company Common Stock”), held by persons other than the MHC for shares of Holding Company Common Stock, based on the appraised pro forma market value of the Holding Company, after giving effect to the Merger with Northfield, as determined by an independent appraiser (such appraisal, the “Independent Valuation”). Upon the completion of the Conversion, the Holding Company will succeed to the rights and obligations of the MHC and the Company, both of which will be merged out of existence in connection with the Conversion, and become the parent holding company for Columbia Bank.

The Plan of Conversion establishes December 31, 2024 as the eligibility record date for determining the eligible account holders of Columbia Bank entitled to receive first priority non-transferable subscription rights to subscribe for shares of Holding Company Common Stock in a subscription offering to be undertaken in connection with the Conversion. The Plan of Conversion is subject to regulatory approval as well as approval by the members of the MHC (i.e., the depositors of Columbia Bank) and by the stockholders of the Company (including approval by the holders of a majority of the outstanding shares of the Company common stock owned by persons other than the MHC). The MHC currently owns approximately 73.1% of the outstanding shares of Company Common Stock.

Agreement and Plan of Merger

Pursuant to the terms of the Merger Agreement and subject to the conditions set forth therein, immediately following the completion of the Conversion, Northfield will merge with and into the Holding Company (the “Merger”), with the Holding Company continuing as the surviving corporation. Immediately following the completion of the Merger, the Holding Company will cause Northfield’s wholly-owned banking subsidiary, Northfield Bank, to merge with and into Columbia Bank, with Columbia Bank continuing as the surviving institution (the “Bank Merger”).

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Northfield’s common stock, par value $0.01 per share (the “Northfield Common Stock”), issued and outstanding immediately prior to the Effective Time, other than certain shares held by the Company, the Holding Company, the MHC or Northfield, will be converted, at the election of the holder, into the right to receive either shares of Holding Company Common Stock (the “Stock Consideration”) or cash (the “Cash Consideration,” and together with the Stock Consideration, the “Merger Consideration”), as follows: (i) if the final Independent Valuation, immediately prior to the completion of the Conversion (the “Final Independent Appraisal”) is less than $2.3 billion, 1.425 shares of Holding Company Common Stock (the “Merger Exchange Ratio”) or $14.25 in cash (the “Per Share Cash Consideration”); (ii) if the Final Independent Valuation is equal to or greater than $2.3 billion and less than $2.6 billion, the Merger Exchange Ratio will be increased to 1.450 shares of Holding Company Common Stock and the Per Share Cash Consideration will be increased to $14.50; or (iii) if the Final Independent Valuation is greater than $2.6 billion, the Merger Exchange Ratio will be increased to 1.465 shares of Holding Company Common Stock and the Per Share Cash Consideration will be increased to $14.65. No more than 30% of the shares of Northfield Common Stock issued and outstanding as of the Effective Time (excluding shares of Northfield Common Stock to be canceled as provided the Merger Agreement) will be converted into the aggregate Cash Consideration.

The completion of the Merger is subject to certain closing conditions including, among other things, (i) approval of the Merger Agreement by the Company’s and Northfield’s stockholders, (ii) the receipt all governmental consents and regulatory approvals required for the Merger and the Bank Merger, including from the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency and (iii) the consummation of the Conversion. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Merger Agreement and (iii) receipt by such party of an opinion from counsel to the effect that the Merger, will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Acquisition History

Mergers and acquisitions have historically been a component of our business model and growth strategy. In addition to our currently proposed merger with Northfield, since November 2019, we have acquired Atlantic Stewardship Bank, Roselle Bank, Freehold Bank and RSI Bank.

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

Market Area

We are headquartered in Fair Lawn, New Jersey. As of December 31, 2025, Columbia Bank operated 71 full-service banking offices in 12 of New Jersey’s 21 counties. In addition, (i) First Jersey Title Services, Inc., a wholly-owned subsidiary of Columbia Bank, operates in one of Columbia Bank’s offices in Fair Lawn, New Jersey and (ii) Columbia Insurance Services, Inc., a wholly-owned subsidiary of Columbia Bank, operates in one of Columbia Bank’s offices in Rahway, New Jersey. We periodically evaluate our network of banking offices to optimize the penetration in our market area. Our business strategy currently includes opening new branches in and around our market area, which may include neighboring states.

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

According to S&P Global projections based on 2020 U.S. Census Data, the population of our twelve county primary market area totaled approximately 8.4 million and the total population for the entire state of New Jersey was 9.6 million. The population in our 12-county market area has increased by 3.33% from 2020 to 2026. According to S&P Global, the weighted average projected median household income for 2026 for the 12 New Jersey counties that we operate in was $118,137. By contrast, the national projected median household income for 2026 is $86,867 and the State of New Jersey projected median income is $108,801. The unemployment rate, not seasonally adjusted, for the State of New Jersey was 4.8% in December 2023, 4.6% in December 2024, and 5.4% in December 2025, compared to the national unemployment rate of 3.7% in December 2023, 4.1% in December 2024, and 4.4% in December 2025.

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

We intend to continue to emphasize commercial lending. In the past six years, we have completed our acquisitions of Stewardship Financial, Roselle Bank, Freehold Bank and RSI Bank, and we have continued to invest in our lending staff, technology and processes to position us for continued growth. Specifically, in the past three years, we have hired additional lenders with significant experience in our market area to expand our commercial real estate and commercial business lending efforts, including an asset based and equipment finance lending team with long-term existing relationships. In addition, we will continue to offer competitive pricing for our one-to-four family loan products and continue to market these products in New Jersey, New York and Pennsylvania.

Multifamily and Commercial Real Estate Loans. We originate mortgage loans for the acquisition and refinancing of multifamily properties and nonresidential real estate. At December 31, 2025, multifamily and commercial real estate loans totaled $4.2 billion, or 50.9% of our total loan portfolio. Of this amount, $3.4 billion of loans were used for the purchase, financing and/or refinancing of commercial real estate and the financing of income-producing real estate. The majority of these loans are generally non-owner-occupied properties in which 50% or more of the primary source of repayment is derived from rental income from unaffiliated third parties. Our multifamily loans include loans primarily to finance apartment buildings located in the State of New Jersey, and to a lesser extent, in New York and Pennsylvania. Our commercial real estate loans include loans secured by retail shopping centers, industrial, warehouses, non-medical office buildings, medical office buildings, hotels, assisted-living facilities and similar commercial properties. At December 31, 2025, Columbia Bank had approximately $846,000 of New York multifamily loans that have some form of rent stabilization or rent control.

We offer both fixed and adjustable rate multifamily and commercial real estate loans. We originate these loans generally for terms of up to ten years and with payments generally based on an amortization schedule of up to 30 years for multifamily and industrial commercial real estate properties, and up to 25 years for commercial properties. Our adjustable rate loans are typically fixed from three to ten years, with a component of the adjustable rate loan portfolio indexed to a monthly market based index.

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

As of December 31, 2025, the average outstanding loan balance within our multifamily loan portfolio was $3.6 million, and the average loan balance within our commercial real estate loan portfolio totaled $1.7 million. At December 31, 2025, our largest multifamily loan was a $48.7 million loan secured by three garden style apartment buildings located in Delaware County, Pennsylvania. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2025. As of December 31, 2025, our largest commercial real estate loan was a $30.6 million loan made to fund a retail shopping center located in Monmouth County, New Jersey. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2025.

	At December 31, 2025
	(Dollars in thousands)
	Balance	% of Gross Loans	Weighted Average Loan to Value Ratio	Weighted Average Debt Service Coverage
Multifamily Real Estate	$1,677,613	21.0%	59.0%	1.59

Owner Occupied Commercial Real Estate	$667,239	8.4%	59.5%	2.56

Investor Owned Commercial Real Estate:
Retail / Shopping centers	$541,678	6.8%	55.1%	1.57
Mixed Use	298,993	3.7	61.1	1.52
Industrial / Warehouse	433,749	5.4	53.4	1.66
Non-Medical Office	172,614	2.2	51.8	1.88
Medical Office	97,556	1.2	60.2	1.49
Single Purpose	62,283	0.8	62.1	1.37
Other	239,148	3.0	51.8	2.14
Total	$1,846,021	23.1%	55.4%	1.67

Total Multifamily and Commercial Real Estate Loans	$4,190,873	52.5%	57.5%	1.78

	At December 31, 2025
	(Dollars in thousands)
Geographic Location	Balance	Percent
New Jersey	$3,769,561	89.9%
New York	86,904	2.1
Pennsylvania	334,408	8.0
Total	$4,190,873	100.0%

One-to-Four Family Residential Loans. We offer fixed-rate and adjustable-rate residential mortgage loans. Our fixed-rate mortgage loans have terms of up to 30 years. At December 31, 2025, one-to-four family residential loans totaled $2.6 billion, or 31.0% of our total loan portfolio. We also offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of up to seven years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a spread above the U.S. Treasury security index. Our adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 5% on any such increase or decrease over the life of the loan. To increase the originations of adjustable-rate loans, we have been originating loans that bear a fixed interest rate for a period of up to seven years (but historically as long as ten years) after which they convert to one-year adjustable-rate loans. Our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although we offer adjustable-rate loans with initial rates below the fully indexed rate, loans previously tied to the one-year constant maturity treasury, and beginning in 2024, based on the 30 day average Secured Overnight Financing Rate ("SOFR"), are underwritten using methods approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”). We do not offer loans with negative amortization, and we do not currently offer interest-only residential mortgage loans.

Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. At December 31, 2025, fixed-rate mortgage loans totaled approximately $2.3 billion and adjustable-rate mortgage loans totaled approximately $278.2 million. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

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

As of December 31, 2025, the average outstanding loan balance within our one-to-four family residential real estate loan portfolio was $282,000. As of December 31, 2025, our largest one-to-four family residential real estate loan was a $4.5 million loan secured by a residential property located in Bergen County, New Jersey. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2025.

Commercial Business Loans. We make commercial business loans in our market area to a variety of professionals, sole proprietorships, partnerships and corporations. At December 31, 2025, commercial business loans totaled $768.1 million, or 9.3%, of our total loan portfolio. We offer a variety of commercial lending products such as secured and unsecured loans that include term loans for equipment financing and for business acquisitions, working capital loans, inventory financing and revolving lines of credit. In most cases, fixed-rate loans have terms up to ten years and are fully amortizing. Revolving and asset based lines of credit generally will have adjustable rates of interest and will be extended for periods of up to 24 and 36 months, respectively, to support inventory and accounts receivable fluctuations and are subject to periodic review and renewal. Asset based lines require a higher level of monitoring and are governed by a borrowing base structure which requires the submission of monthly accounts receivable, accounts payable and inventory listing reports, annual collateral field examination and more frequent financial reporting. Business loans with variable rates of interest adjust on a daily basis and are generally indexed to the prime rate as published in The Wall Street Journal. Unsecured commercial business lending is generally considered to involve a higher degree of risk than secured lending. Risk of loss on an unsecured commercial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan out of ongoing operations. If our estimate of the borrower’s financial ability is inaccurate, we may be confronted with a loss of principal on the loan. Equipment financing lending terms are generally five to seven year fully amortizing loans.

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

We also originate commercial business and real estate loans under the Small Business Administration (“SBA”). Loans originated under this program are partially guaranteed by the SBA and are underwritten within the guidelines set forth by the SBA. As of December 31, 2025, the outstanding balance of our SBA loans was $38.6 million, which is included in secured and unsecured commercial business loan amounts.

As of December 31, 2025, the average outstanding loan balance within our commercial business loan portfolio (excluding lines of credit with no outstanding balances) was $267,000. At December 31, 2025, our largest balance commercial business loan was a $24.6 million loan made to a distributor of medical and other disposable discount retail supplies located in Hudson County, New Jersey, and was secured by the borrower's business assets. The loan payments are current and have been made in accordance with the loan terms at December 31, 2025.

Construction Loans. We originate commercial construction loans primarily to professional builders for the construction and acquisition of personal residences, apartment buildings, retail, industrial, warehouse, office buildings and special purpose facilities. We will originate construction loans on unimproved land in amounts typically up to 65% of the lower of the appraised value or the cost of the land. We also originate loans for site improvements and construction costs in amounts generally up to 75% of as completed and stabilized appraised value. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually up to 36 months. Many of our commercial construction loans are structured to convert to permanent financing upon completion and stabilization. Commercial real estate construction loans are typically based upon the prime rate as published in The Wall Street Journal. At December 31, 2025, we had an outstanding balance of $469.4 million in construction loans for commercial development.

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

As of December 31, 2025, the average outstanding loan balance within our commercial construction loan portfolio was $3.8 million. At December 31, 2025, our largest commercial construction loan exposure had an outstanding balance of $31.6 million to finance the construction of 349 residential units, consisting of detached single family houses, townhouses, and affordable housing unit condominiums located in Middlesex County, New Jersey. The loan is well-collateralized and was performing in accordance with its original terms at December 31, 2025.

We also originate residential construction loans primarily on a construction-to-permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of our residential construction loans are made to individuals building a personal residence. At December 31, 2025, residential construction loans totaled $11.5 million. Construction lending, by its nature, entails additional risks compared to one-to-four family mortgage lending, attributable primarily to the fact that funds are advanced based upon a security interest in a project which is not yet complete. We address these risks through our established underwriting policies and procedures performed by our experienced staff.

Home Equity Loans and Advances. We offer consumer home equity loans and advances that are secured by one-to-four family residential real estate, where we may be in a first or second lien position. Historically, we offered home equity loans and advances with a lien junior to second position and some of these junior liens still reside in the loan portfolio at December 31, 2025. In addition, in prior years we also offered adjustable-rate home equity loans with fixed terms, although we no longer offer these loans.

We generally offer home equity loans and advances with a maximum combined loan-to-value ratio of 80%. At December 31, 2025, home equity loans and advances totaled $255.1 million, or 3.1%, of our total loan portfolio. Home equity loans have fixed rates of interest and are currently offered with terms of up to 20 years. Home equity advances have adjustable rates and are based upon the prime rate as published in The Wall Street Journal. Home equity advances can have repayment schedules of both principal and interest or interest only paid monthly. We held a first mortgage position on approximately 37.4% of the homes that secured our home equity loans and advances at December 31, 2025.

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

Other Consumer Loans. We offer a variety of other consumer loans, including loans for automobiles, personal loans, unsecured lines of credit, and overdraft lines of credit. Our unsecured lines of credit bear a substantially higher interest rate than our secured loans and lines of credit. At December 31, 2025, other consumer loans totaled $2.9 million.

For more information on our loan commitments, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity Management.”

Credit Risks

Multifamily and Commercial Real Estate Loans. Loans secured by multifamily and commercial real estate loans generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Our primary concern in multifamily and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the property that secures the loan. Additional considerations include: location, market and geographic concentrations, loan-to-value ratio, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide, at least, annual financial statements and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, we usually consider and review the net operating income of the property or, when applicable, a global cash flow analysis of the borrower's expertise, credit history, and profitability of the value of the underlying property. The global analysis is more typically performed for owner occupied commercial real estate transactions (an operating company with common ownership provides a corporate guaranty of the transaction and occupies more than 50% of the property) or when lending to real estate development and management companies that own multiple properties with financing from other creditors. The analysis takes into consideration all rental income and expenses from the borrower’s real estate investments to determine if any other real estate holdings in the portfolio do not provide income levels to support the expenses of each property and debt service requirements for any third party financing secured by the properties held in the portfolio. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2x and a loan-to-value no greater than 75% for commercial properties and no greater than 80% for multifamily properties. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties with known environmental concerns.

One-to-Four Family Real Estate Loans. While we anticipate that adjustable-rate loans will better offset the adverse interest rate risk effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits on such loans.

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

We purchase and have acquired participation interests in loans to supplement our lending portfolio. Loan participations purchased totaled $169.7 million at December 31, 2025 and were comprised of 57 commercial real estate loans. Loan participations are subject to the same credit analysis and loan approvals as loans which we originate. We review all of the documentation relating to any loan in which we participate. However, for participation loans, we do not service the loan and, thus, are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. In May 2025, we also purchased $130.9 million in equipment finance loans, included in commercial business loans.

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

Securities Activities

We maintain a securities portfolio that consists of U.S. Government and agency obligations, mortgage-backed securities and collateralized mortgage obligations (“CMOs”), municipal obligations, corporate debt securities, equity securities, and trust preferred securities. We classify our securities as either held to maturity or available for sale. Management determines the appropriate classification of securities at the time of purchase. If we have the intent and the ability to hold the securities until maturity, they are classified as held to maturity. These securities are stated at amortized cost and adjusted for accretion of discounts over the estimated lives of the securities using the level-yield method. Premiums are amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. Securities in the available for sale category are those at purchase for which we do not have the intent to hold to maturity. These securities are reported at fair value with any unrealized appreciation or depreciation, net of tax effects, reported as a separate component of accumulated other comprehensive income.

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

As part of the Company's strategy to improve future earnings and expand its net interest margin, in December 2024, the Company sold $352.3 million of debt securities available for sale, and the proceeds from the sale were used to fund loan growth of $72.9 million, purchase $78.1 million of higher yielding debt securities and prepay $170.0 million of higher cost borrowings. This repositioning was immediately accretive to net interest income. The sale and prepayment resulted in a pre-tax loss of approximately $37.9 million.

At December 31, 2025, 58.4% of the available for sale securities portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and, thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2025, U.S. government and agency obligations comprised the next largest segment of the available for sale securities portfolio, totaling 35.5% of the portfolio. At December 31, 2025, the remainder of our available for sale securities portfolio consisted of corporate debt securities and municipal obligations which comprised 5.9% and 0.2%, respectively, of the portfolio.

At December 31, 2025, 88.7% of the held to maturity securities portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2025, the remainder of our held to maturity securities portfolio consisted of U.S. government and agency obligations which comprised 11.3% of the portfolio.

At December 31, 2025, we held $6.8 million of securities in our equity portfolio comprised of Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") preferred stock, stock in other financial institutions, and a Community Reinvestment Act qualifying bond fund. In addition, the equity portfolio includes Atlantic Community Bankers Bank ("ACBB") stock, which is based on redemption at par value and can only be sold to the issuing ACBB or another institution that holds ACBB stock. Some of these securities receive dividends and all are carried at fair value.

To mitigate the credit risk related to our securities portfolio, we primarily invest in agency and highly rated securities. As of December 31, 2025, approximately 95.1% of the total portfolio consisted of direct government obligations or government sponsored enterprise obligations, approximately 4.5% of the remaining portfolio was rated at least investment grade and approximately 0.4% of the remaining portfolio was not rated. Securities not rated consist primarily of private placement municipal notes issued and/or guaranteed by local municipal authorities and equity securities.

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

Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit products, including non-interest-bearing demand deposits (such as checking accounts to individuals and commercial checking accounts), interest-bearing demand accounts (such as interest-earning checking account products and most municipal accounts), savings and club deposits, money market accounts and certificates of deposit. We utilize reciprocal and other deposit placement service companies and brokered deposits.

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

Borrowings. We have the ability to utilize advances and overnight lines of credit from the Federal Home Loan Bank ("FHLB) of New York (the "FHLBNY") to supplement our liquidity. As a member bank, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We can also utilize securities sold under agreements to repurchase to provide funding. We maintain access to certain Federal Reserve Board lending programs (commonly known as the "discount window") and federal funds lines with correspondent banks to supplement our supply of investable funds and to meet deposit withdrawal and contingency funding requirements. At December 31, 2025, the Company had no outstanding borrowings from the Federal Reserve discount window. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, government-sponsored enterprises (“GSE”) including notes and government agency mortgage-backed securities and CMOs. The types of loans pledged for borrowings include, but are not limited to, one-to-four family real estate mortgage loans, home equity loans and multifamily and commercial real estate loans. At December 31, 2025, we had additional borrowing capacity from the FHLB and the Federal Reserve Bank of New York (or the "Federal Reserve Bank") based on our ability to collateralize such borrowings. Members in good standing with the FHLBNY can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLBNY capital.

Regulation and Supervision

General

As a federal savings bank, Columbia Bank is subject to examination, supervision and regulation, primarily by the OCC, and, secondarily, by the FDIC as deposit insurer. Columbia Bank has elected and has received regulatory approval to operate as a “covered savings association” pursuant to Section 5A of the Home Owners’ Loan Act, as amended, and the regulations of the OCC promulgated thereunder. A covered savings association generally has the same rights and privileges as a national bank, and is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that would apply to a national bank. However, a covered savings association continues to be treated as a federal savings bank for purposes of corporate governance and certain other purposes, including procedures and requirements for mergers and capital distributions.

Columbia Bank is also regulated by the Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. In addition, Columbia Bank is a member of and owns stock in the FHLBNY, which is one of the 11 regional banks in the FHLB system. Columbia Bank’s relationships with depositors and borrowers also are regulated to a great extent by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and other contractual arrangements.

As a savings and loan holding company in the mutual holding company structure, the Company and the MHC are subject to examination and supervision by, and will be required to file certain reports with the Federal Reserve Board and will be treated by the Federal Reserve Board as bank holding companies, for certain regulatory purposes, as a result of Columbia Bank’s election to operate as a “covered savings association.” The Company will also be subject to the rules and regulations of the Securities and Exchange Commission ("SEC") under the federal securities laws.

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

Examinations and Assessments. Columbia Bank is primarily supervised by the OCC. Columbia Bank is required to file reports with and is subject to periodic examination by the OCC and is also required to pay assessments to the OCC to fund the agency’s operations.

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

At December 31, 2025, Columbia Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank or national bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2025, Columbia Bank was in compliance with the loans-to-one borrower limitations.

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

Prompt Corrective Action. Under federal law, the OCC is required to take "prompt corrective action" against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. For such purposes, the law establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The five capital tiers are described in more detail below. Under the prompt corrective action regulations, an institution that fails to remain “well capitalized” becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth, or restrictions on the ability to receive regulatory approval of applications. An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4.0% is considered to be “undercapitalized”. An institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized”. An institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized”.

At each successive lower capital category, a federal savings association is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on the payment of dividends, and restrictions on the acceptance of brokered deposits. Generally, the OCC is required to appoint a receiver or conservator for a federal savings association or national bank that becomes “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized”. Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5.0% of the savings association’s assets at the time it was deemed to be undercapitalized by the OCC or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the OCC notifies the institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2025, Columbia Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10.0%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, including a covered savings association, which include cash dividends, stock repurchases, and other transactions charged to the institution’s capital account. A federal savings association, including a covered savings association, must file an application with the OCC for approval of a capital distribution if (i) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years; (ii) the institution would not be at least adequately capitalized following the distribution; (iii) the distribution would violate an applicable statute, regulation, agreement or regulatory condition; or (iv) the institution is not eligible for expedited treatment of its filings. Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend. An application or notice related to a capital distribution may be disapproved if (i) the federal savings association would be undercapitalized following the distribution; (ii) the proposed capital distribution raises safety and soundness concerns or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement.

Community Reinvestment Act and Fair Lending Laws. All FDIC-insured banks and savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low and moderate-income borrowers. In connection with its examination of a federal savings association, the OCC is required to assess the federal savings bank’s record of compliance with the Community Reinvestment Act and assign one of four ratings to the institution’s record of meeting the credit needs of the community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and bank holding company and savings and loan holding company acquisitions. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Columbia Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally any company that controls or is under common control with an insured depository institution such as Columbia Bank. The Company and the MHC are affiliates of Columbia Bank because of their direct and indirect control of Columbia Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

The authority of Columbia Bank to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

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

Enforcement. The OCC has primary enforcement responsibility over federal savings banks and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution to the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

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

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance. On October 7, 2025, the OCC and FDIC issued a notice of proposed rulemaking that would define the term “unsafe or unsound practice” for purposes of section 8 of the Federal Deposit Insurance Act and revise the supervisory framework for the issuance of matters requiring attention and other supervisory communications.

On November 16, 2023, the FDIC published in the Federal Register its final rule that imposes special assessments to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessments is equal to an insured depository institution’s (“IDI”) estimated uninsured deposits, reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits from the IDI, or for IDIs that are part of a holding company with one or more subsidiary IDIs, at the banking organization level. The final rule calls for the FDIC to collect special assessments at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period to collect the difference between actual or estimated losses and the amounts collected, and impose a final shortfall special assessment on a one-time basis to collect the difference between actual losses and the amounts collected after the receiverships for Silicon Valley Bank and Signature Bank terminate. The final rule became effective on April 1, 2024, with special assessments collected beginning with the first quarterly assessment period of 2024. In February 2024, we received notification from the FDIC that the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank is $20.4 billion, an increase of approximately $4.1 billion from the estimate of $16.3 billion described in the final rule, and, as of March 31, 2024, revised the estimate to $19.2 billion. The FDIC provided institutions subject to the special assessment an updated estimate of each institution’s quarterly and total special assessment expense with its first quarter 2024 special assessment invoice, and subsequently periodically adjusted these loss estimates. The aggregate amount of Columbia Bank’s adjusted total special assessment was $3.8 million. The FDIC continues to provide an updated estimate of each institution’s quarterly and total special assessment expense and while we expect this may result in an increase, we do not expect the increase to be material. As of December 15, 2025 the FDIC projects that the special assessment will be collected through the initial eight-quarter collection period would recover the entire amount of estimated losses and no extension of the collection period would be necessary. However, this remains subject to periodic adjustments and the rights retained by the FDIC described above.

Federal Home Loan Bank System. Columbia Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional FHLBs. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of New York, Columbia Bank is required to purchase and hold shares of capital stock in the FHLB of New York. As of December 31, 2025, Columbia Bank was in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral and limiting total advances to a member.

Anti-Money Laundering; Bank Secrecy Act. Under the Bank Secrecy Act, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving at least $10,000. In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the Bank Secrecy Act or has no lawful purpose. The USA PATRIOT Act, which amended the Bank Secrecy Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as Columbia Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application to acquire a bank or to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

Office of Foreign Assets Control. The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for Columbia Bank.

Prohibitions Against Tying Arrangements. Columbia Bank is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations. Interest and other charges collected or contracted for by Columbia Bank are subject to state usury laws and federal laws concerning interest rates. The operations of Columbia Bank are also subject to various federal laws applicable to credit transactions, and consumer protection, such as the:

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

•Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies;

•Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•Truth in Savings Act, prescribing disclosure and advertising requirements with respect to deposit accounts;

•Real Estate Settlement Procedures Act, requiring home loan lenders to provide borrowers with disclosures regarding the nature and costs of the real estate settlement process; and

•Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

•Telephone Consumer Protection Act, restricting certain communications to consumer wireless or residential telephone numbers without consent;

•Servicemembers Civil Relief Act and Military Lending Act, imposing interest rate limitations and other financial and legal protections for active-duty service members;

•Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•Federal Trade Commission Act, Section 5, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive, or abusive acts or practices (UDAAP) in connection with any consumer financial product or service;

•Cybersecurity Information Sharing Act, which calls for the sharing of information about security threats between the U.S. government and private sector organizations, including financial institutions, and authorizes companies to monitor their own systems and carry out defensive measures to potential cyber-attacks; and

•The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties and also requires financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information.

Consumer Financial Protection Bureau. Columbia Bank is subject to examination and supervision by the Consumer Financial Protection Bureau (“CFPB”), which was established under the Dodd-Frank Wall Street Reform and Consumer Protection Act to implement and enforce rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit acts and practices that are deemed to be unfair, deceptive, or abusive.

The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized, individually or jointly with the federal banking agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. The CFPB has the authority to investigate possible violations of federal consumer financial law, hold hearings, and commence civil litigation. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB also may institute a civil action or pursue administrative proceedings against an entity in violation of federal consumer financial law in order to impose a civil penalty or an injunction. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties which, as of January 15, 2025, range from $7,217 per day for minor violations of federal consumer financial laws (including the CFPB’s own rules) to $36,083 per day for reckless violations and $1,443,275 per day for knowing violations. The CFPB monetary penalty amounts are adjusted annually for inflation. (The CFPB has not yet announced inflation adjustments for the maximum amount of each civil penalty within its jurisdiction for 2026.) Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease-and-desist orders available to the CFPB (but not for civil penalties).

Columbia Bank will continue to monitor developments related to the CFPB and its ongoing supervision and will continue to operate in accordance with the applicable requirements. Columbia Bank expects to continue to be regulated by the CFPB or the other regulatory agencies who also supervise its compliance with consumer financial protection requirements.

Guidance for Third-Party Relationships

In 2023, the Federal Reserve Board, OCC, and FDIC issued final interagency guidance on risk management of third-party relationships, including third-party lending relationships. The interagency guidance seeks to, among other things, promote consistency in third-party risk management and provide sound risk management guidance for third-party relationships commensurate with a bank's risk profile and complexity as well as the criticality of the activity.

The interagency guidance outlines a five-stage life cycle that a banking organization should incorporate into its third-party risk management approach: (1) planning stage, to evaluate and consider how to manage risks before entering into a third-party relationship; (2) due diligence stage, to provide the banking organization with the information needed to evaluate whether it can appropriately identify, monitor, and control risks associated with the third-party relationship; (3) contract negotiation stage, to facilitate risk management and oversight and specify the expectations and obligations of both parties; (4) ongoing monitoring, to confirm the quality and sustainability of a third party’s controls and ability to meet contractual obligations, and to escalate and respond to significant issues or concerns when identified; and (5) termination of third party relationships for various reasons such as expiration or breach of the contract, or the third party’s failure to comply with applicable laws or regulations. The interagency guidance provides detailed recommendations for complying with each of these life cycle stages.

The final interagency guidance is directed to all banking organizations supervised by the Federal Reserve Board, OCC, and FDIC. Further rulemaking activity or guidance with respect to third party relationship risk management and banking-as-a-service arrangements (including with respect to deposit products and services) may be forthcoming.

Holding Company Regulation

General. The Company and the MHC are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, the Company and the MHC will be registered with the Federal Reserve Board and subject to the regulation, examination, supervision and reporting requirements applicable to savings and loan holding companies and mutual holding companies. As a result of Columbia Bank’s election to be treated as a covered savings association, the Federal Reserve Board will generally treat the Company and the MHC as bank holding companies even though they remain savings and loan holding companies under existing law. In addition, the Federal Reserve Board will have enforcement authority over the Company, the MHC and their non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.

Permissible Activities. Due to Columbia Bank’s status as a covered savings association, the activities of the Company and the MHC are generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. Federal law prohibits a bank holding company, including the Company and the MHC, directly or indirectly, or through one or more subsidiaries, from acquiring control of more than 5% of the voting securities of another financial institution or financial institution holding company, without prior Federal Reserve Board approval. In evaluating applications by holding companies to acquire other financial institutions, the Federal Reserve Board considers factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

Capital. The Company is subject to consolidated regulatory capital requirements that are similar to those that apply to Columbia Bank. The Company was in compliance with these requirements as of December 31, 2025.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of strength to their subsidiary depository institutions. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices if the bank holding company fails to commit resources to such a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize the bank holding company’s ability to commit resources to such subsidiary bank. Under these requirements, the Company may in the future be required to provide financial assistance to Columbia Bank should it experience financial distress.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The regulatory guidance also states that a savings and loan holding company should inform Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. The Federal Reserve requires the Company to file to provide notification to the Federal Reserve prior to implementing any repurchase plan. The Federal Reserve also requires the Company to provide prior notification to the Federal Reserve prior to the announcement of a dividend from Columbia Bank Bank to Columbia Financial. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of any class of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of any class of the company’s outstanding voting stock. Upon the acquisition of 5% to 24.99% of any class of Columbia Financial’s outstanding voting stock, control of Columbia Financial may be presumed by the Federal Reserve Board if the stockholder has significant business relationships Columbia Financial or if the stockholder controls certain percentages of the members of Columbia Bank’s board of directors, each of which is defined by the Federal Reserve Board’s rules regarding the definition of control. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company is therefore subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Future Legislation and Regulation

Laws, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. In addition to the specific legislation and regulations described above, future legislation and regulations or changes to existing statutes, regulations or regulatory policies applicable to the Company and its subsidiaries may affect the business, financial condition and results of operations in adverse and unpredictable ways and increase reporting requirements and compliance costs. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted.

Personnel

As of December 31, 2025, we had 749 full-time employees and 47 part-time employees, none of whom is represented by a collective bargaining unit. We believe that our relationship with our employees is good.

Human Capital Management

We consider our employees to be our most valuable asset, and we promote an environment that is both rewarding and challenging. We offer many different programs and initiatives to develop our workforce and to ensure the work culture matches our mission of offering a challenging and rewarding work environment for employees while promoting programs that support wellness and the quality of employees’ lives. We encourage our employees to get involved with their communities and through “Team Columbia” our employees participate in many outreach programs and volunteer events. In addition, we host various employee events such as the Annual Service Awards Dinner, a Community Service Dinner, an Employee and Family Picnic and holiday events to further promote our culture and to provide opportunities for employee engagement.

At December 31, 2025, we employed 796 full and part time employees throughout the State of New Jersey. During the year ended December 31, 2025, we hired 156 employees. Our voluntary turnover rate was 12.9% and the involuntary turnover rate was 2.9% in 2025. The attrition rate improved over 2024 due to increased efforts to engage employees and focus on career development and manager support in 2025. The voluntary turnover rate reflected the competitive market for employees, especially branch staff.

Retention

In order to retain our talented workforce, we provide a competitive compensation and benefits program as well as a focus on career development to help meet the needs of our employees. We monitor salaries on a regular basis, participating in various external salary surveys and analyzing internal reports to ensure market competitiveness and internal equity. We also offer annual incentive programs to further reward our employees based on their performance. For the third year in a row, our employees participated in, and our organization was certified as a "Great Place to Work", with 85% of employee participation in 2025. In addition, we conducted an employee engagement survey in 2025 with a 78% participation rate. This survey provided greater insight into areas of the organization that employees were highly satisfied with, as well as areas that needed improvement. The areas where the organization saw its most significant results came from the themes of Happiness and Manager. Those survey question were – “The work that I do at Columbia Bank is meaningful to me”, “I feel proud to work at Columbia Bank” and “My manager values my perspective”. Columbia Bank employees scored those questions 83, 81 and 81 respectively. Additionally, many of the 725 comments that were submitted during the survey were related to these themes, echoing the positive sentiments employees had regarding working at Columbia Bank.

Benefits

In addition to competitive salaries, we offer comprehensive benefit programs which include equity awards, an Employee Stock Ownership Plan (“ESOP”) and a deferred compensation plan (401(k) plan) with an employer matching contribution, healthcare and life insurance benefits, health savings accounts, flexible spending accounts, paid time off, family leaves of absence, tuition reimbursement, student loan repayments, good grade awards and an employee assistance program. In 2025, 59 employees received good grade awards totaling approximately $293,000 due to the accomplishments of their children and we assisted 34 employees with approximately $48,000 of repayments to their student loans through our repayment program.

Employee Wellness

The Human Resources Department continues to enhance our wellness programs to establish an environment that promotes a holistic approach to well-being that includes healthy lifestyles, financial stability, mental well-being, decreases the risk of disease, and improves the quality of employee life. These programs enhance our employee experience by giving our employees the tools necessary to create a healthier lifestyle through the promotion of healthy diets, workplace activities, exercise programs, the opportunity to participate in individualized wellness coaching, financial literacy and wellness seminars. Active participants in wellness programs enjoy a wealth incentive, under which we paid out incentives of over $123,000 in 2025 to approximately 56% of the workforce under this program. In 2025, our medical insurance provider paid approximately $169,000 in additional funds which enhanced our wellness programming incentives. We have also created wellness and quiet rooms in the Company's corporate headquarters for people to be able to take breaks or attend to personal matters. All of these programs are intended to make us an employer of choice.

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

In 2025, we focused on expanding employee skills in digital technology, regulating compliance, treasury sales, and communications to support our growing customer base and operational needs. We also increased development opportunities for managers with an emphasis on assessing talent, effective coaching and delegation skills and performance management. Training is delivered through a combination of in-person, virtual instructor-led and self-paced online courses, delivering more than 36,000 hours of in-person or virtual learning completed by our employees. This allows for consistent access across the Bank and supports ongoing skill development. Through our use of the learning management system, virtual classroom and online learning modules, job function and soft skills training courses continue to be offered at a distance for all employees.

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

Organizational Culture

Our workplace strategy focuses on productivity and collaboration. Our recruiting practices focus on finding top talent with a broad range of experience and ensuring they have the tools needed to be successful in the Company. The Bank employs a range of images and languages in its brand marketing initiatives to emphasize its ability to serve clientele from varied backgrounds and with differing needs. We believe that as our footprint grows, our brand will evolve to reflect the wide range of clients and communities we support. In connection with our Environmental, Social and Governance Program ("ESG"), we have established a Corporate Responsibility Committee, which is supported by various cross-functional members of the Company.

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

Succession Planning

Succession planning is a critical driver of our transformation. Succession planning efforts are helping our organization become what it needs to be, rather than simply recreating the existing organization. We have programs in place to support these initiatives: Associate Development Program, Career Development Program, Leadership Development Program, Stonier/Wharton School Program, Coaching for Success, and other innovative programs under consideration. We have active support of top leadership and have linked succession to strategic planning. In 2025, we improved our tools and process for goal setting, measuring performance and conducting annual reviews. There is emphasis on developmental assignments in addition to formal training. Along the way, we are addressing specific human capital challenges, such as leadership capacity and retention.

Workplace Safety

We have policies and programs in place that protect our employees and invest in their well-being.
We provide our employees with various outlets to gain emotional assistance through our Employee Assistance Program which includes stress, financial and relationship counseling, as well as a wide array of webinars provided by our healthcare provider. We provide employees with a safe workplace, both in the branches and back-office departments, and implement technologies for a remote work environment to accommodate remote workers in support of potential weather or pandemic concerns. We continually review our workplaces, many which have undergone recent renovations, to allow for the envisioned growth of department staff and operations which is consistent with our strategic growth objectives.

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

Columbia Bank’s active subsidiaries are as follows:

First Jersey Title Services, Inc., a title insurance agency that we acquired in 2002. At December 31, 2025, total assets were approximately $18.2 million. For the year ended December 31, 2025, First Jersey Title Services, Inc. had net income of approximately $724,000.

1901 Commercial Management Co. LLC, which was established in 2009 to hold commercial other real estate owned, and 1901 Residential Management Co. LLC, which was established in 2009 to hold residential other real estate owned. At December 31, 2025, these subsidiaries held approximately $100,000 and $125,000, respectively, in total assets.

1901 Community Development Corporation, which was established in 2024 to make public welfare investments that promote and support affordable housing in low and moderate-income neighborhoods. At December 31, 2025, total assets were approximately $1.0 million.
Stewardship Realty LLC is a New Jersey limited liability company which was formed in 2005 and acquired by the Company as a result of its acquisition of Stewardship Financial in November 2019. At December 31, 2025, total assets were approximately $100,000.

Columbia Investment Services, Inc. was established in 1982 and maintains the requirements for our wealth management licenses. At December 31, 2025, total assets were approximately $575,000.

Columbia Insurance Services, Inc. which was formed in 2009 and acquired by the Company as a result of its acquisition of RSI Bank in May 2022, is a full-service insurance agency and whose primary business is to offer a broad range of insurance products, including personal and business lines of insurance, to Columbia Bank customers and primarily New Jersey residents. In October 2024, Columbia Bank changed the corporate name of this insurance agency subsidiary from "RSI Insurance Agency, Inc." to "Columbia Insurance Services, Inc." At December 31, 2025, total assets were approximately $3.0 million. For the year ended December 31, 2025, Columbia Insurance Services, Inc. had a net loss of approximately $412,000.

Information About Our Executive Officers

Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as executive officers:

Name	Position
Thomas J. Kemly	President and Chief Executive Officer
Dennis E. Gibney, CFA	First Senior Executive Vice President and Chief Banking Officer
John Klimowich	Senior Executive Vice President and Chief Risk Officer
Oliver E. Lewis, Jr.	Senior Executive Vice President and Head of Commercial Banking
Manesh Prabhu	Executive Vice President and Chief Information Officer
Mayra L. Rinaldi	Executive Vice President, Corporate Governance and Culture
Allyson Schlesinger	Senior Executive Vice President and Head of Consumer Banking
Thomas Splaine Jr.	Executive Vice President and Chief Financial Officer

Below is information regarding our current executive officers who are not also directors. Each executive officer has held his or her current position for the period indicated below. Ages presented are as of December 31, 2025.

Dennis E. Gibney, CFA was appointed First Senior Vice President and Chief Banking Officer of the Company and Columbia Bank in January 2026. In this role, Mr. Gibney partners closely with our President and Chief Executive Officer and executive management team in the overall administration of the Company and Columbia Bank and helps drive the development and execution of the Company’s strategies, policies, and financial performance. In addition to the oversight of finance, credit, and special assets, Mr. Gibney also oversees the Company’s legal, commercial banking, consumer banking and technology functions. Prior to his appointment as First Senior Vice President and Chief Banking Officer of the Company and Columbia Bank, Mr. Gibney had served as Executive Vice President and Chief Financial Officer of the Company and Columbia Bank since 2014 and was subsequently designated as a Senior Executive Vice President in June 2024. Before joining Columbia Bank, Mr. Gibney worked for FinPro, Inc. a bank consulting firm, and its wholly-owned investment banking subsidiary, FinPro Capital Advisors, Inc., for 17 years. While at FinPro, Mr. Gibney worked on mergers and acquisitions, mutual-to-stock conversions, corporate valuations, strategic planning and interest rate risk management engagements for community banks. Mr. Gibney graduated Magna Cum Laude from Babson College with a triple major in Finance, Investments and Economics. He is a CFA Charterholder and a member of the New York Society of Security Analysts. Age 52.

John Klimowich was appointed Executive Vice President and Chief Risk Officer of the Company and Columbia Bank on October 5, 2013 and was subsequently designated as a Senior Executive Vice President in 2024. Mr. Klimowich began working for Columbia Bank in November 1985 and held various positions in the accounting department. Mr. Klimowich was promoted to Senior Vice President, Controller in March 2002 and served Columbia Bank in that capacity until his appointment as Executive Vice President and Chief Risk Officer in 2013. Mr. Klimowich holds a Bachelor’s degree in Economics from William Paterson University and an MBA in Accounting from Seton Hall University. Age 62.

Oliver E. Lewis, Jr. was appointed Executive Vice President and Head of Commercial Banking of the Company and Columbia Bank in January 2021 and was subsequently designated as a Senior Executive Vice President in June 2024. Mr. Lewis began working for Columbia Bank in May 2019 and served as Senior Vice President, Commercial Banking Market Manager until his appointment as Executive Vice President and Head of Commercial Banking. In this role, Mr. Lewis is responsible for the commercial banking division consisting of Columbia Bank's commercial & industrial, SBA, middle market, commercial real estate and construction lending activities, treasury management sales and the business development department. Prior to joining Columbia Bank, Mr. Lewis served as a Market Executive at JP Morgan Chase and Treasury Services, Regional Sales Executive. Mr. Lewis holds a Bachelor’s degree in Aviation Administration from Embry-Riddle Aeronautical University and received an MBA from Rutgers University. Age 61.

Manesh Prabhu was appointed Executive Vice President, Chief Information Officer of the Company and Columbia Bank in October 2022. In this role, Mr. Prabhu is responsible for Columbia Bank’s information systems and digital banking. Mr. Prabhu has over 20 years of experience at leading institutions including People’s United Bank N.A. Most recently, he held the title of Chief Technology Officer where he led the IT strategy and technology transformation for People’s United. Through his nearly 20-year tenure and senior leadership roles at People’s United, Mr. Prabhu led enterprise architecture, data architecture, IT governance, business intelligence, marketing analytics, and data quality with a heavy focus on digital transformation. Mr. Prabhu holds an MBA from Thiagarajar School of Management (TSM) – Madurai Kamaraj University in India and a Bachelor of Technology in Electrical & Electronics Engineering from Rajiv Gandhi Institute of Technology (RIT) - Mahatma Gandhi University in India. Age 51.

Mayra L. Rinaldi was appointed Executive Vice President, Corporate Governance and Culture of the Company and Columbia Bank in December 2022. In this role, Mrs. Rinaldi is responsible for overseeing the Corporate Governance, Executive Administration, Community Development and Corporate Facilities departments of the Company and Columbia Bank. She is also responsible for the Company’s and Columbia Bank’s regulatory and SEC compliance requirements, ESG strategy, as well as community support initiatives consisting of Team Columbia, Community Reinvestment Act (CRA) outreach and the Columbia Bank Foundation. Mrs. Rinaldi is also responsible for providing executive oversight and monitoring of the Company’s and Columbia Bank’s culture to ensure that it remains aligned with Columbia’s Creed of Shared Values, which is designed to ensure that all policies, products, and services, and actions throughout the Company and Bank allow team members to always act in the best interests of customers, coworkers, communities and shareholders. Mrs. Rinaldi has over 20 years of experience at Columbia Bank, having joined Columbia Bank in 2000 and serving in various roles since that time. Most recently, Mrs. Rinaldi has served as Columbia Bank’s Senior Vice President, Corporate Governance since 2014. Mrs. Rinaldi holds a Bachelor of Science degree in Finance from Kean University and is a graduate of the Stonier School of Banking. Age 42.

Allyson Schlesinger was appointed Executive Vice President and Head of Consumer Banking of the Company and Columbia Bank in September 2018 and was subsequently designated as a Senior Executive Vice President in June 2024. In this role, Ms. Schlesinger is responsible for the retail banking, retail lending, wealth management and marketing divisions of Columbia Bank. Ms. Schlesinger was previously with Citigroup, Inc. for 25 years, most recently as its Managing Director, U.S. Retail and Division Manager for Citigroup, Inc. in the New York City and New Jersey markets. Ms. Schlesinger holds a Bachelor’s degree from the University of Michigan. Age 54.

Thomas Splaine, Jr. was appointed Executive Vice President and Chief Financial Officer of the Company and Columbia Bank in January 2026 and, prior to that time, had served as First Senior Vice President and Chief Accounting Officer of the Company and Columbia Bank since February 2025. Mr. Splaine has over 35 years of experience in banking, finance and accounting, mergers and acquisitions, investor and regulatory relations, and strategic planning. Before joining the Company and the Bank, Mr. Splaine previously served as Executive Vice President and Chief Financial Officer of Lakeland Bancorp, Inc. and Lakeland Bank and, before that, served as Senior Vice President and Chief Financial Officer of Investors Bancorp and Investors Bank. Prior to that, Mr. Splaine was a Senior Audit Manager at KPMG. Mr. Splaine holds a Master of Business Administration and a Bachelor of Science in Accounting from Rider University. Age 60.

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

Risks Related to Our Pending Merger with Northfield

If the conversion is not consummated, our Merger with Northfield Bancorp will not take place.

Our acquisition of Northfield Bancorp depends upon our successful conversion from the mutual holding company form of organization to stock form of organization. The conversion requires stockholder and member approvals as well as the approval of the federal banking regulatory authorities, one or more of which we may not obtain in a timely manner, or at all. The conversion also depends upon the successful implementation of our plan of conversion as described in the section entitled “Plan of Conversion and Reorganization.” If we are unable to consummate the conversion, our acquisition of Northfield Bancorp will not take place. Our failure to acquire Northfield Bancorp could effect our ability to generate profits and grow our franchise, which could have a material adverse affect on our pro forma results of operations and financial condition if we determined to terminate the conversion.

If the Merger with Northfield Bancorp does not occur, the conversion and stock offering would be delayed or terminated.

We anticipate simultaneously completing the conversion, the stock offering and the Northfield Bancorp acquisition in the third quarter of 2026. At this time, we are not aware of any circumstances that are likely to cause the acquisition not to occur. However, certain conditions to the merger have not yet been satisfied, including regulatory approvals and stockholder approvals. Also, a material adverse change in Northfield Bancorp may preclude consummation of the acquisition. If the Northfield Bancorp acquisition were not to occur, we may terminate the conversion or delay the conversion. If we were to delay the conversion, the timing and manner of the conversion would be subject to significant modification in the event the acquisition were terminated. The offering documents would be revised and subscribers in the offering would be re-solicited with an amended proxy statement and prospectus. As a result, if we were to proceed with the conversion without the merger the conversion and the stock offering would be delayed.

The dilution caused by the issuance of shares of Columbia Financial, Inc.’s common stock in connection with the Merger may adversely affect the market price of Columbia Financial, Inc.’s common stock.

The dilution caused by the issuance of the new shares of Columbia Financial, Inc. common stock to Northfield Bancorp stockholders in connection with the payment of the merger consideration may result in fluctuations in the market price of Columbia Financial, Inc. common stock, including a stock price decrease, following the closing of the conversion.

Combining Columbia Financial, Inc. and Northfield Bancorp may be more difficult, costly or time consuming than expected, and Columbia Financial, Inc. may not realize the anticipated benefits of the acquisition.

A successful integration of Northfield’s business with our business will depend substantially on the ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. We may not be able to combine each company’s business without encountering difficulties that could adversely affect the ability to maintain relationships with existing clients, customers, depositors and employees, such as:

•the loss of key employees;

•the disruption of operations and business;

•the inability to maintain and increase competitive presence;

•loan and deposit attrition, customer loss and revenue loss;

•possible inconsistencies in standards, control procedures and policies;

•additional costs or unexpected problems with operations, personnel, technology and credit; and/or

•problems with the assimilation of new operations, systems, sites or personnel, which could divert resources from regular banking operations.

Any disruption to the businesses could cause customers to remove their accounts and move their business to a competing financial institution. Integration efforts between the two companies may also divert management attention and resources. Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit the successful integration of Northfield.

Further, we entered into the Merger Agreement with the expectation that the acquisition of Northfield will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the surviving corporation, cross selling opportunities, technological efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of the transactions contemplated by the Merger Agreement is subject to a number of uncertainties, including whether the integration is completed in an efficient, effective and timely manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, could result in a reduction in the price of our common stock as well as increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect our business, financial condition and operating results. Additionally, upon consummation of the transactions contemplated by the Merger Agreement, the Holding Company will make fair value estimates of certain assets and liabilities in recording the acquisition. Actual values of these assets and liabilities could differ from such estimates, which could result in us not achieving the anticipated benefits of the acquisition. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings

We and Northfield have, and the combined company following the closing of the Merger will, incur significant transaction and transaction-related costs in connection with the transactions contemplated by the Merger Agreement.

We and Northfield have incurred and expect to incur significant non-recurring costs associated with combining the operations of Northfield with our operations. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employment-related costs, public company filing fees and other regulatory fees, printing costs and other related costs. We will also incur significant costs relating to contract termination fees for vendor contracts currently utilized by Northfield Bancorp in its operations. We have begun collecting information in order to formulate detailed integration plans to deliver anticipated cost savings; however, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. Additional unanticipated costs may be incurred in the integration of our businesses with the business of Northfield, and there are many factors beyond our and Northfield’s control that could affect the total amount or timing of integration costs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all.

Whether or not the merger is consummated, we, Northfield and the combined company will incur substantial expenses in pursuing the merger and may adversely impact our and the combined company’s earnings. The completion of the merger is conditioned upon customary closing conditions, including the receipt of required governmental authorizations, consents, orders and approvals, including approval by certain federal banking regulators and required approvals from the stockholders of the Company and Northfield. We intend to pursue all required approvals in accordance with the Merger Agreement. However, these approvals could be delayed or not obtained at all, and there can be no assurance that such approvals will be obtained without additional cost, on the anticipated timeframe, or at all.

Regulatory approvals for the Merger may not be received, may take longer than expected or may impose conditions that are not currently anticipated or that could have an adverse effect on the combined company following the closing.

Before the merger and transactions contemplated by the Merger Agreement may be completed, various approvals, consents and non-objections must be obtained from regulatory authorities. In determining whether to grant these approvals, regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in any party’s regulatory standing or any other factors considered by regulators in granting such approvals, governmental, political or community group inquiries, investigations or opposition; changes in legislation or the political environment, including as a result of changes of the U.S. executive administration, or Congressional leadership and regulatory agency leadership.

Even if the approvals are granted, they may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the surviving corporation’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions or that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the closing of the merger or will otherwise reduce the anticipated benefits of the merger. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the merger and transactions contemplated by the Merger Agreement. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any governmental entity of competent jurisdiction that would prohibit or make illegal the completion of the merger and the contemplated Merger Agreement.

Despite the parties’ expected commitment to use their reasonable best efforts to respond to any request for information and resolve any objection that may be asserted by any governmental entity with respect to the Merger Agreement, neither party is required under the terms of the Merger Agreement to take any action, commit to take any action, or agree to any condition or restriction in connection with obtaining these approvals, that would reasonably be expected to have a material adverse effect on Columbia Financial and its subsidiaries, taken as a whole, after giving effect to the merger (measured on a scale relative only to the size of Northfield Bancorp and its subsidiaries, taken as a whole, without Columbia Financial and its subsidiaries).

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed, which could cause our results to be adversely affected, our stock price to decline or have a material and adverse effect on our stock price and results of operations.

If the merger is not completed for any reason, including as a result of our failure to complete the Conversion, the failure of our stockholders to approve the merger or the conversion, or the failure of Northfield Bancorp's stockholders to approve the merger, where may be various adverse consequences and we may experience negative reactions from the financial markets and from our customers and employees. Certain costs related to the transactions contemplated by the Merger Agreement, such as legal, accounting and certain financial advisory fees, must be paid even if the Merger is not completed. Moreover, we may be required to pay a termination fee to Northfield upon a termination of the Merger Agreement in certain circumstances. In addition, if the merger is not completed, whether because of the failure to receive required regulatory approvals in a timely fashion or because one of the parties has breached its obligations in a way that permits termination of the Merger Agreement, or for any other reason, our stock price may decline to the extent that the current market price reflects a market assumption that the merger will be completed.

The market price for the Holding Company’s common stock following the closing of the Merger may be affected by factors different from those that historically have affected or currently affect our common stock and Northfield common stock.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the merger, holders of Northfield Bancorp's common stock will receive shares of our common stock as merger consideration. The combined company’s business and financial position will differ from the business and financial position of us and Northfield before the completion of the merger and, accordingly, the results of operations of the combined company will be affected by some factors that are different from those currently affecting our results of operations and those currently affecting the results of operations of Northfield Bancorp. Accordingly, the market price and performance of the surviving corporation’s common stock is likely to be different from the performance of our common stock in the absence of the merger. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of actual operating performance.

The future results of the combined company following the closing of the Merger may suffer if we do not effectively manage its expanded operations.

Following the completion of the merger, the size of the business of the combined company will increase significantly beyond the current size of our combined business. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, including its expansion into the Staten Island and Brooklyn markets currently served by Northfield Bancorp, which may pose challenges for management, including challenges related to the management and monitoring of new operations markets, as well as associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business.

We and Northfield will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us and Northfield Bancorp. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships with Columbia Financial.

The Merger will not be completed unless important conditions are satisfied or waived, including approval of the Merger by Northfield Bancorp stockholders, approval of the Merger and the conversion by Columbia Financial stockholders and depositors, and approval of the conversion by the members of Columbia Bank MHC.

Specified conditions set forth in the Merger Agreement must be satisfied or waived to complete the Merger. If the conditions are not satisfied or, subject to applicable law, waived, the merger will not occur or will be delayed and each of us or Northfield may lose some or all of the intended benefits of the merger. The obligations of the Company and Northfield Bancorp to complete the merger are subject to (i) the approval of the Merger Agreement by the stockholders of each of the Company and Northfield Bancorp, (ii) the authorization for listing on the Nasdaq Global Select Market of the shares of Columbia Financial Inc. common stock that will be issued as merger consideration; (iii) the receipt or provision of all non-governmental notices, consents or waivers by non-governmental third parties, except as would not reasonably be expected to have a material adverse effect on us or Northfield Bancorp (iv) the effectiveness of the Registration Statement on Form S-4 with respect to the merger and the absence of any stop order by the SEC suspending such effectiveness; (v) the receipt of all required regulatory approvals, in each case without the imposition of any materially burdensome regulatory condition; (vi) no order, injunction or decree issued by any court or governmental entity or other legal restraint or prohibition preventing the completion of the merger; (vii) the deposit of cash and certificates representing sufficient shares of our common stock sufficient to pay the merger consideration; (viii) approval of the conversion by the stockholders of Columbia Financial and by the members of Columbia MHC; (ix) the completion of the conversion; x) the absence of any event that, individually or in the aggregate, has had or will reasonably be likely to have a material adverse effect on Northfield Bancorp or any of its subsidiaries; (xi) the accuracy of the representations and warranties of Columbia Financial, Inc., Columbia Financial, and Northfield Bancorp contained in the Merger Agreement, both as of the date of the Merger Agreement and as of the closing of the merger, subject to the materiality standards provided for in the Merger Agreement; (xii) the performance in all material respects by Columbia Financial, Inc., Columbia Financial and Northfield Bancorp of their respective obligations, covenants and agreements required to be performed under the Merger Agreement; and (xii) the receipt by each of the parties of an opinion of legal counsel that the merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code.

Litigation against us or Northfield Bancorp, or the members of our board of directors or Northfield’s board of directors, could prevent or delay the completion of the Merger.

Stockholders of the Company or Northfield Bancorp stockholders may file lawsuits against us, Northfield Bancorp, and/or the boards of directors of either company in connection with the merger. Such legal proceedings could delay or prevent the merger from being completed in a timely manner. The existence of litigation related to the merger could affect the likelihood of obtaining the required regulatory and stockholders’ approvals. Moreover, any litigation could be time-consuming and expensive and could divert the attention of our management and Northfield Bancorp’s management attention away from their regular business and their focus on a successful integration of the two companies. Any lawsuit adversely resolved against us, Northfield Bancorp or members of our respective boards of directors could have a material adverse effect on each company’s business, financial condition and results of operations.

Moreover, one of the conditions to the completion of the merger is the absence of any restraining order, injunction or decree issued by a court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the merger, and that no governmental authority or regulatory authority of competent jurisdiction shall have enacted, promulgated or enforced any statute, rule, regulation, judgment, decree, injunction or other order prohibiting consummation of the transactions contemplated by the Merger Agreement or making the merger illegal. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a governmental authority issues an order or other directive restricting, prohibiting or making illegal the consummation of the transactions contemplated by the Merger Agreement (including the merger), then such injunctive or other relief may prevent the merger from becoming effective in a timely manner or at all.

Risks Related to Our Lending Activities

Our multifamily and commercial real estate lending practices expose us to increased lending risks and related loan losses.

At December 31, 2025, our multifamily and commercial real estate loan portfolios totaled $4.2 billion, or 50.9% of our total loan portfolio. Our current business strategy is to continue our originations of multifamily and commercial real estate loans. These loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Further, we may increase our loans to individual borrowers, which would result in larger loan balances. To the extent that borrowers have more than one multifamily or commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by multifamily or commercial real estate properties become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for credit losses and adversely affect our earnings and financial condition.

Imposition of limits by the bank regulators on commercial and multifamily real estate lending activities could curtail our growth and adversely affect our earnings.

The Office of the Comptroller of the Currency (the "OCC"), the Federal Deposit Insurance Corporation (the "FDIC") and the Federal Reserve Board (collectively, the “Agencies”) previously issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance does not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by approximately 50% during the preceding 36 months. The balance of these real estate loans represented 350.9% of Columbia Bank’s total risk-based capital at December 31, 2025, and our commercial real estate loan portfolio increased by 4.5% during the preceding 36 months.

In 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies, among other things, indicate the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the OCC, our primary federal regulator, were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, for reasons noted above or otherwise, our earnings would be adversely affected.

Our origination of construction loans exposes us to increased lending risks.

We originate commercial construction loans, including speculative construction loans, primarily to professional builders for the construction and acquisition of personal residences, apartment buildings, retail, industrial/warehouse, office buildings and special purpose facilities. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. At December 31, 2025, $469.4 million, or 5.7%, of our loan portfolio, consisted of construction loans, of which $218.4 million or 46.5% consisted of speculative construction loans. In addition, we originate residential construction loans primarily on a construction-to-permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, with respect to speculative construction loans, repayment often depends on the successful construction or development and ultimate sale of the property and, possibly, unrelated cash needs of the borrowers. Further, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness.

Our concentration of residential mortgage loans exposes us to increased lending risks.

At December 31, 2025, $2.6 billion or 31.0%, of our loan portfolio was secured by one-to-four family real estate, a significant majority of which is located in the State of New Jersey, and to a lesser extent New York and Pennsylvania. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the local housing market or in the markets in neighboring states in which we originate residential mortgage loans could reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

In determining the amount of the allowance for credit losses, we evaluate loans individually and establish credit loss allowances for specifically identified impairments. For loans not individually analyzed, we estimate losses and establish reserves based on reasonable and supportable forecasts and adjustments for qualitative factors. If the assumptions used in our calculated methodology are inaccurate, our allowance of credit losses may not be sufficient to cover losses inherent in our loan portfolio, which may require additions to our allowance and may decrease our net income. Our emphasis on commercial loan growth and on increasing our loan portfolio, as well as any future credit deterioration, will require us to increase our allowance further in the future.

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

While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is comprised of loans secured by property located throughout New Jersey and in metropolitan New York and Philadelphia. In addition, following the completion of our merger with Northfield Bancorp, a significant portion of the combined company's loan portfolio will also be comprised of loans secured by property in Staten Island and Brooklyn. This makes us vulnerable to a downturn in the regional economy and real estate markets. Adverse conditions in the regional economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in regional real estate values caused by economic conditions, recent changes in tax laws or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of foreclosure. Further, deterioration in regional economic conditions could drive the level of loan losses beyond the level we have provided for in our allowance for credit losses, which in turn could necessitate an increase in our provision for credit losses and a resulting reduction to our earnings and capital.

Economic conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and securities, and our ongoing operations, costs and profitability. Further, declines in real estate values and sales volumes and elevated unemployment levels may result in higher loan delinquencies, increases in our non-performing and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. Reduction in problem assets can be slow, and the process can be exacerbated by the condition of the properties securing non-performing loans and lengthy processes. To the extent that we must work through the resolution of assets, economic problems may cause us to incur losses and adversely affect our capital, liquidity, and financial condition.

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

Mergers and acquisitions are currently a component of our business model and growth strategy. Since 2019, we have acquired Atlantic Stewardship Bank, Roselle Bank, Freehold Bank, and RSI Bank. It is possible that we could acquire other banking institutions, following our acquisition of Northfield Bancorp, other financial services companies or branches of banks in the future. Acquisitions typically involve the payment of a premium over book and trading values and, therefore, may result in the dilution of our tangible book value per share. Our ability to engage in future mergers and acquisitions depends on various factors, including: (1) our ability to identify suitable merger partners and acquisition opportunities; (2) our ability to finance and complete transactions on acceptable terms and at acceptable prices; and (3) our ability to receive the necessary regulatory and, when required, stockholder approvals. Our inability to engage in an acquisition or merger for any of these reasons could have an adverse impact on the implementation of our business strategies. Furthermore, mergers and acquisitions involve a number of risks and challenges, including (1) our ability to achieve planned synergies and to integrate the branches and operations we acquire, and the internal controls and regulatory functions into our current operations; (2) the integration process could adversely affect our ability to maintain relationships with existing customers; (3) the diversion of management’s attention from existing operations, which may adversely affect our ability to successfully conduct our business and negatively impact our financial results and (4) our ability to identify potential asset quality issues or contingent liabilities during the due diligence process.

We may be required to write down goodwill and other acquisition-related identifiable intangible assets.

When we acquire a business, a portion of the purchase price of the acquisition typically is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. As of December 31, 2025, goodwill and other identifiable intangible assets were $120.3 million. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We conduct a quarterly review for indicators of impairment of goodwill and other identifiable intangible assets. Our management recently completed these reviews and concluded that no impairment charge was necessary for the year ended December 31, 2025. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

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

The fair value of our investments has declined materially in the past and could decline further due to a variety of factors.

Most of our investment securities portfolio is designated as available-for-sale. Accordingly, unrealized gains and losses, net of tax, in the estimated fair value of the available-for-sale portfolio is recorded as other comprehensive income, a separate component of stockholders’ equity. Due to increases in interest rates in 2022 and 2023, the fair value of our investment portfolio declined, causing a corresponding decline in stockholders’ equity. Future increases in interest rates could lead to a corresponding decline in stockholders’ equity. Management believes that several factors will affect the fair values of the investment portfolio, including, but not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve. In addition, any adverse development in the factors used to assess credit related impairment could require us to recognize an impairment in the value of our investment securities portfolio, which could have an adverse effect on our results of operations in future periods

Financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive and destabilizing deposit outflows.

In 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into Federal Deposit Insurance Corporation ("FDIC") receivership. Additionally, in 2023, First Republic Bank experienced similar circumstances which resulted in the institution being placed in FDIC receivership. In the aftermath of these events, there has been substantial market disruption and concerns that diminished depositor confidence could spread across the banking industry, leading to deposit outflows that could destabilize other institutions. To strengthen public confidence in the banking system, the FDIC took action to protect funds held in uninsured deposit accounts at Silicon Valley Bank and Signature Bank following the placement of those institutions into receivership. However, the FDIC has not committed to protecting uninsured deposits in other institutions that experience outsized withdrawal demands. At December 31, 2025, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $3.3 billion. This amount included municipal deposits of $944.6 million, which are collateralized, and intercompany deposits of $42.6 million. At December 31, 2025, we had approximately $3.1 billion in available liquidity, including $340.8 million in cash and cash equivalents, which cover the majority of our uninsured deposits. Notwithstanding our significant liquidity, large deposit outflows could adversely affect our financial condition and results of operations and could result in the closure of the Bank. Furthermore, these bank failures may result in strengthening of capital and liquidity rules which, if the revised rules apply to us, could adversely affect our financial condition and results of operations.

Municipal deposits are an important source of funds for us and a reduced level of such deposits may hurt our profits.

Municipal deposits are an important source of funds for our lending and investment activities. At December 31, 2025, $979.7 million, or 11.6% of our total deposits were comprised of municipal deposits, including public funds deposits from local government entities primarily domiciled in the State of New Jersey. Given our use of these high-average balance municipal deposits as a source of funds, our inability to retain such funds could have an adverse effect on our liquidity. In addition, our municipal deposits are primarily demand deposit accounts or short-term deposits and therefore are more sensitive to changes in interest rates. If we are forced to pay higher rates on our municipal deposits to retain those funds, or if we are unable to retain those funds and we are forced to turn to borrowing sources for our lending and investment activities, the interest expense associated with such borrowings may be higher than the rates we are paying on our municipal deposits, which could adversely affect our net income.

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

Our business may be materially affected by the emergence of disruptive new technologies or approaches enabled by the rapid pace of innovation unfolding in the artificial intelligence space.

The safe and responsible integration of artificial intelligence, or “AI,” functionality as it rapidly evolves presents emerging ethical and legal challenges, and the use of such technologies may result in diminished brand trust and reputational harm. As with many innovations, AI presents risks and challenges that could significantly disrupt our business model. In addition, the use of AI by bad actors presents increasingly complex and sophisticated security threats to our confidential customer and employee data as well as confidential data of our company, and we must make additional efforts to maintain network security.

The regulatory landscape surrounding AI technologies is evolving, and the ways in which these technologies will be regulated by governmental authorities, self-regulatory institutions, or other regulatory authorities remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Certain jurisdictions in which we operate are considering or have proposed or enacted legislation and policies regulating AI and non-personal data. Such regulations may result in operational costs to modify, maintain, or align our business practices, or constrain our ability to develop, deploy, or maintain these technologies.

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

In addition, competition with non-banks, including technology companies, to provide financial products and services is intensifying. In particular, the activity of fintechs has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products. Federal and state bank regulatory agencies have demonstrated a willingness to charter non-traditional bank charter applicants, such as fintechs, which increases competition in the industry. In addition, other fintechs, through commercials relationships with existing banks, in effect offer deposit products to their customers under current and proposed interagency guidelines on third-party relationships. In addition to fintechs, the large technology companies have begun to make efforts toward providing financial services directly to their customers and are expected to continue to explore new ways to do so. Many of these companies, including our competitors, have fewer regulatory constraints, and some have lower cost structures, in part due to lack of physical locations and regulatory compliance costs. Some of these companies also have greater resources to invest in technological improvements than we currently have.

Acts of terrorism and other external events could impact our ability to conduct business.

Financial institutions have been and continue to be targets of terrorist threats aimed at compromising operating and communication systems. Additionally, the metropolitan New York area and northern New Jersey remain central targets for potential acts of terrorism. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in a loss of revenue. The occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

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

Rapidly evolving economic, social and political conditions or civil unrest in the United States, may affect the markets in which we operate, our customers, our ability to provide customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

Our business may be adversely affected by instability, disruption or destruction in the markets in which we operate, regardless of cause, including tariffs, government shutdowns, war, terrorism, riot, civil insurrection or social unrest, and natural or man-made disasters, including storms or other events beyond our control. Such events can increase levels of political and economic unpredictability, result in property damage and business closures within our markets and increase the volatility of the financial markets. Any of these effects could have a material and adverse impact on our business and results of operations. These events also pose significant risks to the Company’s personnel and to physical facilities, transportation and operations, which could materially adversely affect the Company’s financial results.

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

We may be unable to disclose some regulatory restrictions or limitations on our operations imposed by our regulators, even if material to our business.

As part of our regular examination process, our regulators may advise us to operate under various restrictions as a prudential matter. Any such actions or restrictions, if and in whatever manner imposed, could adversely affect our costs and revenues. Moreover, efforts to comply with any such nonpublic supervisory actions or restrictions may require material investments in additional resources and systems, as well as a significant commitment of managerial time and attention. As a result, such supervisory actions or restrictions, if and in whatever manner imposed, could have a material adverse effect on our business and results of operations; and, in certain instances, we may not be able to publicly disclose these matters, even if material to our business.

As a larger financial institution, we are subject to additional regulation and increased supervision.

Columbia Financial’s assets totaled $11.0 billion as of December 31, 2025. Financial institutions with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations including being subject to the examination authority of the Consumer Financial Protection Bureau to assess our compliance with federal consumer financial laws, the imposition of higher FDIC premiums, reduced debit card interchange fees, and enhanced risk management frameworks, all of which increase operating costs and reduce earnings. We have been subject to such requirements since 2022.

As we continue to grow in size through our acquisition of Northfield Bancorp and through organic growth, we can expect greater regulatory scrutiny and expectations requiring us to invest significant management attention and make additional investments in staff and other resources to comply with applicable regulatory expectations. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations may have on us, these changes could be material. The increased regulatory costs resulting from Columbia Financial being a larger financial institution may negatively impact Columbia Financial’s revenue and earnings.

Changes resulting from updated regulations and laws could include increased regulatory oversight, higher capital requirements or changes in the way regulatory capital is calculated, and the impositions of additional restrictions through regulatory changes or supervisory or enforcement activities, each of which could have a material impact on our business.

We face significant legal risks, both from regulatory investigations and proceedings, and from potential private actions brought against us.

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

Our ability to manage reputational risk is critical to attracting and maintaining customers, investors and employees and to the success of our business, and the failure to do so may materially adversely affect our performance.

As a bank with strong local and community relationships, our reputation is a valuable component of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities in our market area. We strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or by events beyond our control, our business and operating results may be adversely affected.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, the perception of unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity breaches and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, all of which could adversely affect our operating results.

Social media may exacerbate the risk of negative publicity, including by amplifying and accelerating the dissemination of rumors and disinformation. The Financial Stability Board, an international body that monitors and makes recommendations about the global financial system, released a report in October 2024 acknowledging the potential for social media to facilitate or accelerate deposit runs through the propagation of information, including rumors or false information. In its report, the Financial Stability Board noted that the repetition of information in social media, which users experience through the re-posting or liking of other individuals’ posts, can reinforce a message and may make the message more believable.

We are subject to environmental, social and governance risks that could adversely affect our reputation and the trading price of our common stock.

We are subject to a variety of environmental, social and governance risks that arise out of the set of concerns that together comprise what have become commonly known as “ESG matters.” Risks arising from ESG matters may adversely affect, among other things, our reputation and the trading price of our common stock.

We have multiple stakeholders, among them stockholders, customers, employees, federal and state regulatory authorities, and political entities. Often those stakeholders have differing, and sometimes conflicting, priorities and expectations regarding ESG issues. In addition, certain federal and state laws and regulations related to ESG issues may include provisions that conflict with other laws and regulations, which may increase our costs or limit our ability to conduct business in certain jurisdictions. For example, there is an increasing number of state-level anti-ESG initiatives in the U.S. that may conflict with other regulatory requirements or our various stakeholders’ expectations. In addition, beginning in 2025, corporate diversity, equity and inclusion practices have come under increasing scrutiny and the current Administration issued a number of executive orders, including orders focused on affirmative action programs of federal contractors, which indicate increased scrutiny of diversity, equity and inclusion initiatives at private, non-governmental entities, including publicly traded companies.

The federal executive branch agencies are expected to continue their focus on such programs and policies, including to further define what may constitute an “illegal” program or policy. Such divergent, sometimes conflicting views on ESG-related matters increase the risk that any action or lack thereof by us on such matters will be perceived negatively by some stakeholders. Failing to comply with expectations and standards from investors, customers, regulators, policymakers and other stakeholders regarding ESG-related issues, or taking action in conflict with one or another of those stakeholder’sstakeholders’ expectations, could also lead to loss of business, adverse publicity, an adverse impact on our reputation, customer complaints, or public protests.

Any adverse publicity or adverse impact on our reputation in connection with ESG, any shifts in investing priorities among investors, or any loss of business resulting from any of the foregoing, may result in adverse effects on the trading price of our common stock and/or our business, operations and earnings.

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

The Company uses a multiple lines of defense management approach to managing cybersecurity. The Company's cybersecurity function is headed by the Senior Vice President Chief Information Security Officer ("CISO") who is responsible for managing information, cyber security as well all technology risks by developing and implementing information and cyber security programs, policies, strategies, architecture, standards, and procedures and acts as the first line of defense. The CISO leads a team of security professionals in safeguarding the Company's critical data, systems, and assets against threats, breaches, and attacks. The CISO is responsible for ensuring the confidentiality, integrity, and availability of information assets.

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

Concerning governance, oversight, and compliance, the Board of Directors plays an active role in overseeing the Bank’s cybersecurity program. Regular briefings on cyber risk management and incident response activities are conducted, ensuring a high level of governance and accountability in addressing cybersecurity concerns. Management provides periodic reports to our Technology Committee and our Board of Directors, as well as to our senior management team as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape.

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

Item 2.    Properties

We conduct our business through Columbia Bank’s main office and 71 branch offices located in Bergen, Passaic, Morris, Essex, Union, Middlesex, Monmouth, Burlington, Camden, Gloucester, Somerset and Hunterdon Counties in New Jersey. We own 33 properties and lease the other 38 properties. First Jersey Title Services, Inc. and Columbia Insurance Services, Inc. operate within two of Columbia Bank’s branch facilities.

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

Item 4.    Mine Safety Disclosures

    None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing and Holders

The Company’s common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol “CLBK.” As of March 2, 2026, the Company had approximately 3,064 holders of record of common stock.

Dividends

The Company has not declared any dividends to holders of its common stock, and we do not currently anticipate paying dividends on our common stock prior to the completion of our second step conversion to stock form. Our board of directors has the authority to declare dividends on our shares of common stock, and may determine to pay dividends in the future, subject to statutory and regulatory requirements and other considerations such as the ability of Columbia Bank MHC to receive permission to waive receipt of any dividends we may determine to declare in the future.

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

Stock Performance Graph

The following graph provided by S&P Global Market Intelligence compares the cumulative total return of the Company’s common stock with the cumulative total return of the Nasdaq Composite Index, and S&P U.S. SmallCap Banks Index. The graph assumes $100 was invested on December 31, 2020. Cumulative total return assumes reinvestment of all dividends. The performance graph is being furnished solely to accompany this report pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Total Return Performance
Index Value
250
200
150
100
50
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Columbia Financial, Inc.
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Columbia Financial, Inc.	100.00	134.06	138.95	123.91	101.61	99.87
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
S&P U.S. Small-cap Banks Index	100.00	139.21	122.74	123.35	145.82	160.37
__________________________________
Source: S&P Global Market Intelligence

Equity Compensation Plan Information
    The following table sets forth information about the Company’s common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2025:

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders:
2019 Equity Incentive Plan	4,025,715	$16.22	1,379,349
Equity compensation plans not yet approved by stockholders:
None.	—	—	—
Total	4,025,715	$16.22	1,379,349

Issuer Purchases of Equity Securities

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2025:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2025	388,921	$14.73	335,327	1,280,809
November 1 - 30, 2025	251,000	15.26	251,000	1,029,809
December 1 - 31, 2025	118,884	16.87	103,113	926,696
Total	758,805	$15.24	689,440

(1)    On September 8, 2025, the Company announced that its Board of Directors authorized the Company's seventh stock repurchase program to acquire up to 1,800,000 shares, or approximately 1.7% of the Company's then issued and outstanding common stock.
(2)    During the three months ended December 31, 2025, 53,807 shares were repurchased pursuant to forfeitures and 15,558 shares were repurchased for taxes related to the 2019 Equity Incentive Plan and not as part of a share repurchase program.

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

The non-interest expense we incur in operating our business consists of compensation and employee benefits expenses, occupancy expenses; depreciation; amortization and maintenance expenses; data processing and software expenses and other miscellaneous expenses, such as loan expenses, advertising, insurance, professional fees and federal deposit insurance premiums. Our largest non-interest expense is compensation and employee benefits, which consist primarily of compensation and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits.

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

December 2024 Balance Sheet Repositioning

As part of the Company’s strategy to improve future earnings and expand its net interest margin, in December 2024 the Company sold $352.3 million of debt securities available for sale. Proceeds from the sale were used to fund loan growth of $72.9 million, purchase $78.1 million of higher yielding debt securities and prepay $170.0 million of higher cost borrowings. The repositioning was immediately accretive to net interest income. The sale and prepayment resulted in a pre-tax loss of approximately $37.9 million. The repositioning was neutral to tangible book value per share as the unrealized loss with respect to the debt securities was already recognized in the Company’s stockholders’ equity through accumulated other comprehensive loss.

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
Our ACL totaled $67.2 million and $60.0 million at December 31, 2025 and 2024, respectively. The increase in the allowance for credit losses was primarily due to an increase in outstanding balances of loans. The ACL components related to collectively evaluated loan reserves was $67.2 million and $60.0 million, respectively, at December 31, 2025 and 2024, under the Current Expected Credit Loss ("CECL") methodology. At both December 31, 2025 and 2024 we had $0 for individually analyzed loan reserves.

At December 31, 2025, management performed a hypothetical sensitivity analysis to understand the impact of a change in a key input on our ACL. If the U.S. unemployment rate had been increased from an average range of approximately 4.4% to 7.4% for the forecast period, and U.S. Gross Domestic Product ("GDP") decreased from an average range of approximately 2.2% to 1.2% for the forecast period, our ACL reserves would have been approximately $1.0 million higher. This sensitivity analysis includes the impact of quantitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.

If the four-quarter U.S. unemployment rate forecast had been 10.4% rather than an average of approximately 4.4%, our ACL would have been approximately $16.7 million higher. This sensitivity analysis includes the impact to the quantitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.

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

Accrued or prepaid taxes represent the net estimated amount due to or to be received from tax jurisdictions either currently or in the future and are reported in other assets or other liabilities in our consolidated financial statements. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of December 31, 2025 and 2024. Therefore, the Company has no unrecognized income tax benefits as of those dates.

As of December 31, 2025 and 2024, we had a net deferred tax (liability) asset totaling $(15.3) million and $12.4 million, respectively. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets. As of December 31, 2025 and 2024, no valuation allowance was deemed necessary for the deferred tax assets related to state net operating losses.

Post-retirement Benefits. We provide certain health care and life insurance benefits, along with split-dollar bank-owned life insurance ("BOLI") death benefits, to eligible retired employees. The cost of retiree health care and other benefits during the employees’ period of active service are accrued monthly. We account for benefits in accordance with ASC Topic 715 “Pension and

Other Post-retirement Benefits.” The guidance requires an employer to: (a) recognize in the statement of financial position the over funded or underfunded status of a defined benefit post-retirement plan measured as the difference between the fair value of plan assets and the benefit obligations; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the Company's fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income (loss), net of tax, the actuarial gain and losses and the prior service costs and credits that arise during the period. These assets and liabilities and expenses are based upon actuarial assumptions including interest rates, rates of increase in compensation, expected rate of return on plan assets and the length of time we will have to provide those benefits. Actual results may differ from these assumptions. These assumptions are reviewed and updated at least annually, and management believes the estimates are reasonable.

Pending Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Topic ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated information about certain income statement line items in a tabular format in the notes to the consolidated financial statements. This update is effective for financial statements issued for fiscal years beginning after December 15, 2026, with early adoption in the interim period permitted. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements. As it is only disclosure related, this ASU is not expected to have a significant impact on the consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments-Credit Losses (Topic 326): Purchased Loans, which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses (i.e., the so-called gross-up approach). The ASU’s amendments align the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”). The amendments apply prospectively and will be effective for fiscal periods beginning after December 15, 2026 (and interim periods within). Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements, but does not expect it to have a significant impact.

Comparison of Financial Condition at December 31, 2025 and 2024

General

Total assets increased $543.3 million, or 5.2%, to $11.0 billion at December 31, 2025 from $10.5 billion at December 31, 2024. The increase in total assets was primarily attributable to increases in cash and cash equivalents of $51.6 million, debt securities available for sale of $96.1 million, loans receivable, net of $367.8 million, bank-owned life insurance of $8.2 million, and other assets of $11.6 million. The increase in cash and cash equivalents was primarily attributable to proceeds from principal repayments on securities of $164.0 million, sales, calls, and maturities on securities of $97.9 million, repayments on loans receivable, an increase in total deposits of $347.9 million and an increase in borrowings of $102.9 million, partially offset by the purchases of securities of $305.5 million, the origination and purchases of loans receivable and repurchases of common stock under our stock repurchase program of $13.4 million. The increase in debt securities available for sale was primarily attributable to purchases of securities of $272.1 million, consisting primarily of U.S. government obligations and mortgage-backed securities, and a decrease in the gross unrealized loss on securities of $37.5 million, partially offset by maturities on securities of $77.5 million, repayments on securities of $132.6 million, and the sale of securities of $15.7 million. The increase in loans receivable, net was primarily attributable to an increase in multifamily real estate loans, commercial real estate loans, and commercial business loans of $217.0 million, $173.4 million, and $144.8 million, respectively, partially offset by decreases in one-to-four family real estate loans, construction loans and home equity loans and advances of $152.7 million, $4.1 million and $3.9 million, respectively. The increase in commercial business loans was primarily due to the purchase of $130.9 million in equipment finance loans from a third party in May 2025, at a $3.2 million discount, which included $5.1 million of purchased credit deteriorated ("PCD") loans. The principal balance of the PCD loans purchased was charged-off by $3.2 million. The allowance for credit losses for loans increased $7.2 million to $67.2 million at December 31, 2025 from $60.0 million at December 31, 2024. During the year ended December 31, 2025, the increase in the allowance for credit losses for loans was primarily due to an increase in outstanding loan balances. The increase in bank-owned life insurance is attributable to income recognized on split dollar life insurance arrangements. The increase in other assets is primarily attributable to an increase in the Company's pension plan balance, as the return on plan assets outpaced the growth in the plan's obligation.

Total liabilities increased $462.9 million, or 4.9%, to $9.9 billion at December 31, 2025 from $9.4 billion at December 31, 2024. The increase was primarily attributable to an increase in total deposits of $347.9 million, or 4.3%, an increase in borrowings of $102.9 million, or 9.5%, and an increase in other liabilities of $11.8 million, or 6.8%. The increase in total deposits primarily consisted of increases in non-interest-bearing demand deposits, money market accounts and certificates of deposit of $79.4 million, $223.3 million and $109.7 million, respectively, partially offset by decreases in interest-bearing demand and savings and club accounts of $35.4 million and $29.1 million, respectively. The increase in borrowings was driven by a net increase in short-term borrowings of $32.0 million, coupled with new long-term borrowings of $175.3 million, partially offset by repayments of $104.4 million in maturing long-term borrowings. The increase in other liabilities was primarily related to increases in accrued expenses and benefit plan related liabilities coupled with an increase in outstanding checks.

Total stockholders’ equity increased $80.4 million, or 7.4%, to $1.2 billion at December 31, 2025 from $1.1 billion at December 31, 2024. The increase in total stockholders’ equity was primarily attributable to net income of $51.8 million, an increase of $34.4 million in other comprehensive income, which includes changes in unrealized losses on debt securities available for sale and unrealized gains on swap contracts, net of taxes, included in other comprehensive income, and the recognition of $4.7 million in stock based compensation expense. These increases were partially offset by the repurchase of 873,304 shares of common stock at a cost of approximately $13.4 million, or $15.29 per share, under our stock repurchase program.

Securities

As part of the Company’s strategy to improve future earnings and expand its net interest margin, in December 2024 the Company sold $352.3 million of debt securities available for sale. Proceeds from the sale were used to fund loan growth of $72.9 million, purchase $78.1 million of higher yielding debt securities and prepay $170 million of higher cost borrowings. The repositioning was immediately accretive to net interest income. The sale and prepayment resulted in a pre-tax loss of approximately $37.9 million. The repositioning was neutral to tangible book value per share as the unrealized loss with respect to the debt securities was already recognized in the Company’s stockholders’ equity through accumulated other comprehensive loss.

Debt securities available for sale and held to maturity increased $99.5 million, or 7.0%, to $1.5 billion at December 31, 2025 from $1.4 billion at December 31, 2024. The increase in securities during 2025 was primarily attributable to purchases of securities of $305.5 million, a decrease in gross unrealized losses of $37.5 million, and $13.3 million of Freddie Mac mortgage participation certificates exchanged, partially offset by repayments received of $164.0 million, sales of securities of $15.6 million, and maturities and calls of securities $81.5 million. We continue to focus on maintaining a high quality securities portfolio that provides consistent cash flows in changing interest rate environments. At December 31, 2025, our total securities portfolio, which includes equity securities, was 13.8% of total assets, as compared to 13.6% at December 31, 2024.

At December 31, 2025, 58.4% of the debt securities available for sale portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2025, U.S. government and agency obligations comprised the next largest segment of the available for sale portfolio, totaling 35.5%. At December 31, 2025, the remainder of our available for sale securities portfolio consisted of corporate debt securities and municipal obligations which comprised 5.9% and 0.2%, respectively.

At December 31, 2025, 88.7% of the debt securities held to maturity portfolio was comprised of mortgage-backed securities and CMOs issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities are guaranteed by the issuing agency and backed by residential and multifamily mortgages. These securities are comprised of fixed rate, adjustable-rate and hybrid securities that bear a fixed rate for a specific term and thereafter, to the extent they are not prepaid, adjust periodically. At December 31, 2025, the remaining 11.3% of our held to maturity securities portfolio consisted of U.S. government and agency obligations.

To mitigate the credit risk related to our securities portfolio, we primarily invest in agency and highly-rated securities. As of December 31, 2025, approximately 95.1% of the total portfolio consisted of direct government obligations or government sponsored enterprise obligations, approximately 4.5% of the remaining portfolio was rated at least investment grade and approximately 0.4% of the remaining portfolio was not rated. Securities not rated consist primarily of private placement municipal notes issued and/or guaranteed by local municipal authorities and equity securities.

The following table sets forth the amortized cost and fair value of securities at December 31, 2025, 2024 and 2023:

	At December 31,
	2025		2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$393,875	$398,470	$314,494	$314,702	$146,387	$145,501
Mortgage-backed securities and collateralized mortgage obligations	732,393	654,973	729,488	622,957	1,009,508	867,585
Municipal obligations	1,975	1,961	2,378	2,359	2,770	2,702
Corporate debt securities	71,976	66,613	95,508	85,928	92,565	77,769
Total securities available for sale	$1,200,219	$1,122,017	$1,141,868	$1,025,946	$1,251,230	$1,093,557
Debt securities held to maturity:
U.S. government and agency obligations	$44,872	$41,551	$44,871	$39,583	$49,871	$43,969
Mortgage-backed securities and collateralized mortgage obligations	351,361	325,738	347,969	310,570	351,283	313,208
Total debt securities held to maturity	$396,233	$367,289	$392,840	$350,153	$401,154	$357,177
Equity securities	$3,598	$6,802	$3,943	$6,673	$3,943	$3,384
Total securities	$1,600,050	$1,496,108	$1,538,651	$1,382,772	$1,656,327	$1,454,118
    At December 31, 2025 and 2024, securities with carrying values of $880.1 million and $1.1 billion, respectively, were in net unrealized loss positions that totaled $114.4 million and $159.7 million, respectively. The decrease in unrealized losses on securities in 2025 was primarily due to the sales of lower yielding securities as discussed above, and changes in market interest rates.

For available for sale securities, the Company assesses whether a loss is from credit or other factors and considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost, a credit loss would be recorded through an allowance for credit losses, limited by the amount that the fair value is less than the amortized cost basis. We believe that unrealized and unrecognized losses on securities at December 31, 2025 and 2024 are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at December 31, 2025 and 2024.

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

At December 31, 2025 and 2024, we had no securities in a single company or entity (other than United States Government and United States GSE securities) that had an aggregate book value in excess of 5% of our equity.

The following tables set forth the stated maturities and weighted average yields of securities at December 31, 2025. Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. Weighted average yields for tax-exempt securities totaling $2.0 million with a weighted average rate of 3.02%, are presented on a tax equivalent basis using a federal marginal tax rate of 21%.

Equity securities are not included in the table based on lack of a maturity date. The tables present contractual final maturities for mortgage-backed securities and does not reflect repricing or the effect of prepayments.

	At December 31, 2025
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Debt securities available for sale:
U.S. government and agency obligations	$124,851	4.02%	$244,338	4.19%	$29,281	4.22%	$—	—%	$398,470	4.14%
Mortgage-backed securities and collateralized mortgage obligations	—	—	127,352	3.58	40,418	2.78	487,203	6.67	654,973	5.87
Municipal obligations	1,536	3.75	425	4.00	—	—	—	—	1,961	3.80
Corporate debt securities	4,997	4.10	10,250	4.35	51,366	4.06	—	—	66,613	4.10
Total	$131,384	4.02%	$382,365	3.98%	$121,065	3.65%	$487,203	6.67%	$1,122,017	5.20%

	At December 31, 2025
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Debt securities held to maturity:
U.S. government and agency obligations	$14,875	1.67%	$10,000	1.25%	$9,997	1.50%	$10,000	2.30%	$44,872	1.68%
Mortgage-backed securities and collateralized mortgage obligations	—	—	97,046	2.71	107,391	2.27	146,924	2.77	351,361	2.60
Total	$14,875	1.67%	$107,046	2.57%	$117,388	2.21%	$156,924	2.74%	$396,233	2.50%

Loans Receivable

Total gross loans increased $373.9 million, or 4.8%, to $8.2 billion at December 31, 2025 from $7.9 billion at December 31, 2024. One-to-four family real estate loans decreased $152.7 million, or 5.6%, to $2.6 billion at December 31, 2025 from $2.7 billion at December 31, 2024. Multifamily loans increased $217.0 million, or 14.9%, to $1.7 billion at December 31, 2025 from $1.5 billion at December 31, 2024. Commercial real estate loans increased $173.4 million, or 7.4%, to $2.5 billion at December 31, 2025 from $2.3 billion at December 31, 2024. Construction loans decreased $4.1 million, or 0.9%, to $469.4 million at December 31, 2025 from $473.6 million at December 31, 2024. Commercial business loans increased $144.8 million, or 23.3%, to $766.8 million at December 31, 2025 from $622.0 million at December 31, 2024. Home equity loans and advances decreased $3.9 million, or 1.5%, to $255.1 million at December 31, 2025 from $259.0 million at December 31, 2024. Multifamily loans, commercial real estate loans, and commercial business loans have increased in 2025, as we continue our increased focus on lending within these business segments. The increase in commercial business loans included a purchase of $130.9 million in equipment finance loans from a third party in May 2025. We had lower originations in one-to-four family real estate and home equity loans and advance originations during 2024 and 2025, as we focused on commercial real estate and commercial business related lending.

The following tables present the loan portfolio for the periods indicated:

	At December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$2,558,252	31.0%	$2,710,937	34.4%
Multifamily	1,677,613	20.4	1,460,641	18.6%
Commercial real estate	2,513,260	30.5	2,339,883	29.7%
Construction	469,438	5.7	473,573	6.0%
Total real estate loans	7,218,563	87.6	6,985,034	88.7
Commercial business loans	766,792	9.3	622,000	7.9
Consumer loans:
Home equity loans and advances	255,126	3.1	259,009	3.3
Other consumer loans	2,895	—	3,404	—
Total consumer loans	258,021	3.1	262,413	3.3
Total gross loans	8,243,376	100.0%	7,869,447	100.0%
PCD loans	10,442		11,686
Net deferred loan costs, fees and purchased premiums and discounts	38,192		35,795
Allowance for credit losses	(67,201)		(59,958)
Loans receivable, net	$8,224,809		$7,856,970

Loan Maturity

The following table sets forth certain information at December 31, 2025 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments that significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. The table reflects final maturities for construction loans that convert to permanent loans and includes PCD loans. Demand loans having no stated schedule of repayments or maturity are reported as due in one year or less.

	December 31, 2025
	Real Estate
	One-to-four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Amounts due in:
One year or less	$1,459	$124,045	$188,656	$302,077	$313,781	$924	$2,304	$933,246
More than one year to five years	52,091	823,901	1,051,669	156,186	313,249	17,815	591	2,415,502
More than five years to fifteen years	401,063	652,425	1,078,240	—	136,479	96,753	—	2,364,960
More than fifteen years	2,104,906	77,242	202,586	11,175	4,567	139,634	—	2,540,110
Total	$2,559,519	$1,677,613	$2,521,151	$469,438	$768,076	$255,126	$2,895	$8,253,818

The following table sets forth all loans at December 31, 2025 that are due after December 31, 2026 and have either fixed interest rates or floating or adjustable interest rates:

	Due After December 31, 2026
	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One-to-four family	$2,279,902	$278,158	$2,558,060
Multifamily	713,619	839,949	1,553,568
Commercial real estate	996,960	1,335,535	2,332,495
Construction	14,443	152,918	167,361
Commercial business loans	324,247	130,048	454,295
Consumer loans:
Home equity loans and advances	139,931	114,271	254,202
Other consumer loans	540	51	591
Total loans	$4,469,642	$2,850,930	$7,320,572

Loan Originations and Sales

    The following table shows loans originated, purchased, sold and other reductions in loans during the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Total loans at beginning of period	$7,916,928	$7,874,537	$7,677,564
Originations:
Real estate loans:
One-to-four family	118,218	123,399	215,266
Multifamily	233,076	87,476	124,660
Commercial real estate	325,216	21,837	146,303
Construction	355,402	295,052	335,749
Total real estate loans	1,031,912	527,764	821,978
Commercial business loans	246,391	227,262	209,003
Consumer loans:
Home equity loans and advances	63,437	79,515	80,396
Other consumer loans	191	90	182
Total consumer loans	63,628	79,605	80,578

Total loans originated	1,341,931	834,631	1,111,559

Purchases	150,882	78,719	14,729
Loans acquired	—	—	—
Less:
Principal payments, repayments, and other items, net	(1,034,289)	(832,011)	(686,988)
Loan sales	(35,375)	(18,895)	(121,372)
Securitization of loans	(13,340)	—	—
Transfer of loans receivable to loans held-for-sale	(34,727)	(18,079)	(120,955)
Transfer to real estate owned	—	(1,974)	—
Total loans receivable at end of period	$8,292,010	$7,916,928	$7,874,537

Deposits

Our primary source of funds is our deposits, which are comprised of non-interest-bearing and interest-bearing transaction accounts, money market deposit accounts, savings and club deposits and certificates of deposit.

Deposits increased $347.9 million, or 4.3%, to $8.4 billion at December 31, 2025 from $8.1 billion at December 31, 2024. The increase in balances of non-interest-bearing demand, money market accounts and certificates of deposit was heavily attributed to a shift in balances from savings and club deposits as well as new deposits attained. Columbia Bank has priced select certificates of deposit accounts very competitively to the market, but there continues to be strong competition for funds from other banks and non-bank investment products. Municipal deposits totaled $979.7 million at December 31, 2025, compared to $969.4 million at December 31, 2024. We continue our efforts to emphasize deposit taking through various channels, including brokered deposits and reciprocal deposit arrangements with third parties.

During 2025, non-interest-bearing demand accounts increased $79.4 million, interest-bearing demand accounts decreased $35.4 million, money market accounts increased $223.3 million, savings and club deposits decreased $29.1 million, and certificates of deposits increased $109.7 million. We have focused on obtaining deposit products by offering attractive pricing and promotions, expanding our product lines and by deepening our existing customer relationships.

The following table sets forth the deposit balances as of the periods indicated:

	At December 31,
	2025		2024		2023
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)

Non-interest-bearing demand	$1,517,399	18.0%	$1,438,030	17.8%	$1,437,361	18.3%
Interest-bearing demand	1,985,871	23.5	2,021,312	25.0	1,966,463	25.1
Money market accounts	1,465,028	17.3	1,241,691	15.3	1,255,528	16.0
Savings and club deposits	623,444	7.4	652,501	8.1	700,348	8.9
Certificates of deposit	2,852,337	33.8	2,742,615	33.8	2,486,856	31.7
Total deposits	$8,444,079	100.0%	$8,096,149	100.00%	$7,846,556	100.0%

We are required to pledge securities or other financial instruments to secure municipal deposits. At December 31, 2025 and 2024, we had pledged securities totaling $642.7 million and $500.9 million, respectively, and had FHLBNY irrevocable standby letters of credit totaling $175.0 million and $350.6 million at December 31, 2025 and 2024, respectively, collateralizing public funds on deposit.

The following table sets forth the deposit activity for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)

Beginning balance	$8,096,149	$7,846,556	$8,001,159
Increase (decrease) before interest credited	150,556	47,210	(279,765)
Interest credited	197,374	202,383	125,162
Net increase (decrease) in deposits	347,930	249,593	(154,603)
Ending balance	$8,444,079	$8,096,149	$7,846,556

At December 31, 2025, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $3.3 billion. This amount included municipal deposits of $944.6 million, which are collateralized, and intercompany deposits of $42.6 million.

The maturities of uninsured amounts included in time deposits at December 31, 2025 are as follows:

Balance
(In thousands)
Maturity Period:
Three months or less	$183,996
Over three through six months	263,561
Over six through twelve months	184,144
Over twelve months	91,620
Total	$723,321

The following table sets forth all of our certificates of deposit classified by interest rate as of the dates indicated:

	At December 31,
	2025	2024	2023
	(In thousands)

Less than 0.50%	$13,347	$25,394	$81,654
0.50% to 0.99%	19,108	37,194	135,402
1.00% to 1.49%	4,500	27,758	74,502
1.50% to 1.99%	8,152	20,162	71,178
2.00% to 2.49%	7,228	10,513	69,973
2.50% to 2.99%	57,665	75,459	143,095
3.00% to 3.49%	183,350	82,033	62,272
3.50% to 3.99%	1,985,524	356,192	318,582
4.00% to 4.49%	551,669	1,096,800	431,891
4.50% to 4.99%	18,956	732,306	572,736
5.00% and greater	2,838	278,804	525,571
Total	$2,852,337	$2,742,615	$2,486,856

The following table sets forth the amount and maturities of our certificates of deposit by interest rate at December 31, 2025:

	Period to Maturity
	One Year or Less	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Percentage of Certificate Accounts
	(Dollars in thousands)

Less than 0.50%	$10,428	$2,738	$176	$5	$—	$13,347	0.4%
0.50% to 0.99%	14,904	3,033	985	186	—	19,108	0.7
1.00% to 1.49%	756	3,290	222	232	—	4,500	0.2
1.50% to 1.99%	4,740	2,874	523	7	8	8,152	0.3
2.00% to 2.49%	6,935	—	98	195	—	7,228	0.3
2.50% to 2.99%	27,720	15,508	5,223	5,514	3,700	57,665	2.0
3.00% to 3.49%	124,841	45,248	7,533	976	4,752	183,350	6.4
3.50% to 3.99%	1,755,989	139,385	71,257	6,922	11,971	1,985,524	69.6
4.00% to 4.49%	500,534	51,135	—	—	—	551,669	19.3
4.50% to 4.99%	18,956	—	—	—	—	18,956	0.7
5.00% and greater	2,838	—	—	—	—	2,838	0.1
Total	$2,468,641	$263,211	$86,017	$14,037	$20,431	$2,852,337	100.0%

The following tables set forth the average balances and weighted average rates of our deposit products at the dates indicated:

	For the Years Ended December 31,
	2025			2024
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,468,900	17.82%	—%	$1,420,104	17.98%	—%
Interest-bearing demand	1,966,173	23.86	2.22	1,986,215	25.15	2.79
Money market accounts	1,361,204	16.52	2.80	1,235,495	15.65	2.67
Savings and club deposits	641,020	7.78	0.63	667,836	8.46	0.77
Certificates of deposit	2,803,958	34.02	3.98	2,587,360	32.76	4.21
Total	$8,241,255	100.00%	2.39%	$7,897,010	100.00%	2.56%

	For the Year Ended December 31,
	2023
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,539,354	20.00%	—%
Interest-bearing demand	2,183,333	28.37	1.73
Money market accounts	951,174	12.36	2.55
Savings and club deposits	793,303	10.31	0.28
Certificates of deposit	2,229,042	28.96	2.73
Total	$7,696,206	100.00%	1.63%

Borrowings

We have the ability to utilize advances and overnight lines of credit from the FHLBNY to supplement our liquidity. As a member bank, we are required to own capital stock in the FHLBNY and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We can also utilize securities sold under agreements to repurchase to provide funding. We maintain access to the Federal Reserve discount window and federal funds lines with correspondent banks for additional contingency funding. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, government-sponsored enterprises ("GSE") including notes and government agency mortgage-backed securities and CMOs. The types of loans pledged for borrowings include, but are not limited to, one-to-four family real estate loans home equity loans and multifamily and commercial real estate loans.

The following table sets forth the outstanding borrowings and weighted averages at the dates or for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Maximum amount outstanding at any month-end during the year:
Lines of credit	$—	$26,500	$168,800
FHLB advances	1,318,251	1,676,705	1,659,706
Notes payable	—	—	29,934
Junior subordinated debentures	7,057	7,036	6,962

Average outstanding balance during the year:
Lines of credit	$1,017	$339	$18,036
FHLB advances	1,182,595	1,454,335	1,297,365
Notes payable	—	—	22,780
Junior subordinated debentures	7,046	7,023	7,054
Other borrowings	—	55	—

Weighted average interest rate during the year:
Lines of credit	4.33%	5.31%	9.26%
FHLB advances	4.34	4.84	4.68
Notes payable	—	—	4.03
Junior subordinated debentures	7.98	9.11	8.85
Other borrowings	—	5.45	—

Balance outstanding at end of the year:
Lines of credit	$—	$—	$—
FHLB advances	1,176,415	1,073,564	1,521,733
Junior subordinated debentures	7,057	7,036	6,962

Weighted average interest rate at end of year:
FHLB advances	4.17%	4.42%	4.92%
Junior subordinated debentures	6.92	7.56	8.59

Comparison of Financial Condition at December 31, 2024 and 2023

For a comparison of the Company’s financial condition at December 31, 2024 and 2023, please see the section captioned “Comparison of Financial Condition at December 31, 2024 and 2023” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations for the Year Ended December 31, 2025

    Financial Highlights

Net income of $51.8 million was recorded for the year ended December 31, 2025, an increase of $63.4 million, as compared to a net loss of $11.7 million for the year ended December 31, 2024. The increase was primarily attributable to an increase in net interest income of $43.7 million, a decrease in provision for credit losses of $4.6 million, and an increase in non-interest income of $35.2 million, partially offset by an increase in income tax expense of $20.5 million. In 2025, the increase in net interest income was primarily attributable to an increase in total interest income of $19.5 million and a decrease in total interest expense of $24.1 million.

A provision for credit losses of $9.8 million was recorded for the year ended December 31, 2025, a decrease of $4.6 million, as compared to $14.5 million for the year ended December 31, 2024. The decrease in provision for credit losses was primarily attributable to a decrease in net charge-offs, which totaled $5.8 million for the year ended December 31, 2025 as compared to $9.6 million for the year ended December 31, 2024, and a decrease in quantitative loss rates based on the evaluation of current and projected economic conditions, partially offset by an increase in outstanding loan balances.

Non-interest income of $37.1 million was recorded for the year ended December 31, 2025, an increase of $35.2 million, as compared to $1.9 million for the year ended December 31, 2024. The increase was primarily attributable to an increase in the (loss) gain on securities transactions of $36.1 million which included a $34.6 million loss in the 2024 period resulting from the balance sheet repositioning transaction, an increase of $1.5 million in demand deposit account fees mainly related to commercial treasury services, and an increase of $1.4 million in loan fees and service charges related to customer swap income, partially offset by a decrease in the change in fair value of equity securities of $1.7 million, and a decrease of $3.9 million in other non-interest income, mainly related to interest rate swaps. The $1.7 million decrease in the change in fair value of equity securities included the sale of a portion of Freddie Mac and Fannie Mae preferred stock included in equity securities.

Non-interest expense of $180.9 million was recorded for the year ended December 31, 2025, a decrease of $443,000, as compared to $181.3 million for the year ended December 31, 2024. The decrease was primarily attributable to a $3.4 million decrease in professional fees for legal, regulatory and compliance-related costs, a decrease in merger-related expenses of $1.5 million, a decrease in loss on extinguishment of debt of $3.4 million resulting from the 2024 balance sheet repositioning transaction, and a decrease in other non-interest expense of $3.5 million, mainly related to interest rate swaps, partially offset by an increase in compensation and employee benefits expense of $9.7 million and an increase in data processing and software expenses of $1.6 million. The increase in compensation and employee benefits expense was mainly due to an increase in employee incentive compensation and normal annual increases.

Income tax expense of $16.2 million was recorded for the year ended December 31, 2025, an increase of $20.5 million, as compared to a tax benefit of $4.3 million for the year ended December 31, 2024. The increase was mainly due to an increase in pre-tax income. The Company's effective tax rate was 23.9% and 26.8% for the years ended December 31, 2025 and 2024, respectively.

Summary Income Statements

    The following table sets forth the income summary for the periods indicated:

	Years Ended December 31,
			Change 2025/2024
	2025	2024	$	%
	(Dollars in thousands)
Net interest income	$221,634	$177,982	$43,652	24.5%
Provision for credit losses	9,822	14,451	(4,629)	(32.0)
Non-interest income	37,069	1,894	35,175	1,857.2
Non-interest expense	180,892	181,335	(443)	(0.2)
Income tax expense (benefit)	16,223	(4,257)	20,480	481.1
Net income (loss)	$51,766	$(11,653)	$63,419	544.2%

Return on average assets	0.48%	(0.11)%
Return on average equity	4.63%	(1.11)%

Net Interest Income

    For the year ended December 31, 2025, net interest income increased $43.7 million, or 24.5%, to $221.6 million from $178.0 million for the year ended December 31, 2024. For the year ended December 31, 2025, total interest income increased $19.5 million, or 4.3%, to $471.0 million, from $451.4 million for the year ended December 31, 2024. The increase in total interest income was primarily attributable to an increase in the average balance of loans coupled with an increase in average yields on loans and securities. The average yield on the loan portfolio for the year ended December 31, 2025 increased 8 basis points compared to the year ended December 31, 2024, while the average yield on the securities portfolio for the year ended December 31, 2025 increased 58 basis points as compared to the year ended December 31, 2024. This was primarily a result of lower yielding securities being sold as part of the balance sheet repositioning transaction implemented in the fourth quarter of 2024, and an increase in higher yielding securities purchased in 2025. The average yield on other interest-earning assets for the year ended December 31, 2025 decreased 109 basis points as compared to the year ended December 31, 2024, due to lower dividends received on Federal Home Loan Bank stock.

The average cost of our interest-bearing liabilities decreased 31 basis points to 3.13% for the year ended December 31, 2025, from 3.44% for the year ended December 31, 2024, primarily as a result of a decrease in the average cost of interest-bearing deposits and borrowings, and a decrease in the average balance of borrowings, partially offset by an increase in the average balance of deposits. For the year ended December 31, 2025, the average cost of interest-bearing deposits decreased 21 basis points. For the year ended December 31, 2025, total interest expense decreased $24.1 million, or 8.8%, to $249.3 million from $273.4 million for the year ended December 31, 2024. During 2025, the average cost of borrowings decreased 50 basis points, and there was a decrease in the average balance of borrowings.

Provision for Credit Losses

    A provision for credit losses of $9.8 million was recorded for the year ended December 31, 2025 as compared to $14.5 million for the year ended December 31, 2024. The decrease in provision for credit losses during the 2025 period was primarily attributable to a decrease in net charge-offs and a decrease in quantitative loss rates based upon the evaluation of current and projected economic conditions, partially offset by an increase in outstanding loan balances. Net charge-offs totaled $5.8 million for the year ended December 31, 2025, as compared to $9.6 million for the year ended December 31, 2024. Charge-offs are recorded on loans where management determines that the collection of loan principal and interest is unlikely. The provision for credit losses was determined by management to be an amount necessary to maintain a balance of allowance for credit losses at a level that uses relevant and reliable information from internal and external sources, related past events, current conditions, and a reasonable and supportable forecast. Changes in the provision were based on management’s analysis of various factors within the qualitative and quantitative components of the allowance for credit losses calculation. At December 31, 2025, the allowance for credit losses totaled $67.2 million, or 0.82% of total gross loans outstanding, compared to $60.0 million, or 0.76% of total gross loans outstanding, as of December 31, 2024. An analysis of the changes in the allowance for credit losses is presented under “Risk Management-Analysis and Determination of the Allowance for Credit Losses” below.

    Non-Interest Income

    The following table sets forth a summary of non-interest income for the periods indicated:

	Years Ended December 31,
	2025	2024
	(In thousands)
Demand deposit account fees	$8,054	$6,507
Bank-owned life insurance	8,186	7,319
Title insurance fees	3,034	2,505
Loan fees and service charges	5,866	4,483
Gain (loss) on securities transactions	290	(35,851)
Change in fair value of equity securities	873	2,594
Gain on sale of loans	928	906
Gain on sale of real estate owned	281	—
Other non-interest income	9,557	13,431
Total	$37,069	$1,894

    For the year ended December 31, 2025, non-interest income increased $35.2 million to $37.1 million from $1.9 million for the year ended December 31, 2024. The increase was primarily attributable to an increase in the (loss) gain on securities transactions of $36.1 million which included a $34.6 million loss in the 2024 period resulting from the balance sheet repositioning transaction, an increase of $1.5 million in demand deposit account fees mainly related to commercial account treasury services, and an increase of $1.4 million in loan fees and service charges related to customer swap income, partially offset by a decrease in the change in fair value of equity securities of $1.7 million, and a decrease of $3.9 million in other non-interest income, mainly related to interest rate swaps. The $1.7 million decrease in the change in fair value of equity securities included the sale of a portion of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association preferred stock included in equity securities.

    Non-Interest Expense

    The following table sets forth an analysis of non-interest expense for the periods indicated:

	Years Ended December 31,
	2025	2024
	(In thousands)
Compensation and employee benefits	$119,152	$109,489
Occupancy	24,475	23,482
Federal deposit insurance premiums	6,800	7,581
Advertising	2,416	2,510
Professional fees	10,755	14,164
Data processing and software expenses	17,128	15,578
Merger-related expenses	214	1,665
Loss on extinguishment of debt	—	3,447
Other non-interest expense	(48)	3,419
Total	$180,892	$181,335

For the year ended December 31, 2025, non-interest expense decreased $443,000, or 0.2%, to $180.9 million from $181.3 million for the year ended December 31, 2024. The decrease was primarily attributable to a $3.4 million decrease in professional fees for legal, regulatory and compliance-related costs, a decrease in merger-related expenses of $1.5 million, a decrease in loss on extinguishment of debt of $3.4 million resulting from the 2024 balance sheet repositioning transaction, and a decrease in other non-interest expense of $3.5 million, mainly related to interest rate swaps, partially offset by an increase in compensation and employee benefits expense of $9.7 million and an increase in data processing and software expenses of $1.6 million. The increase in compensation and employee benefits expense was mainly due to an increase in employee incentive compensation and normal annual increases.

Income Tax Expense

    Income tax expense of $16.2 million was recorded for the year ended December 31, 2025, reflecting an effective tax rate of 23.9%, compared to an income tax benefit of $4.3 million for 2024, reflecting an effective tax rate of 26.8%.

As of December 31, 2025, we had a net deferred tax liability totaling $15.3 million. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. As of December 31, 2025, it was concluded that no valuation allowance was required on the deferred tax assets related to Columbia Bank’s state net operating losses.
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

The decrease in non-interest income of $25.5 million was primarily attributable to an increase in loss on securities transactions of $25.0 million, and a decrease in bank-owned life insurance income of $2.8 million, attributable to death benefits in 2023, partially offset by a $1.9 million increase in the fair value of Freddie Mac and Fannie Mae preferred stock included in equity securities.

The decrease of $1.1 million in non-interest expense was primarily attributable to a decrease in compensation and employee benefits expense of $11.4 million, partially offset by an increase in professional fees of $4.3 million, an increase in merger-related expenses of $1.1 million and an increase in loss on extinguishment of debt of $3.1 million, resulting primarily from the balance sheet repositioning transaction, and an increase in other non-interest expense of $2.0 million. The decrease in compensation and employee benefits expense was the result of lower incentive compensation and a workforce reduction related to cost cutting strategies implemented during 2023 and 2024. The increase in professional fees was primarily related to an increase in legal, regulatory and compliance related costs while the increase in other non-interest expense related to swap transactions.

Income tax benefit of $4.3 million was recorded for the year ended December 31, 2024, a decrease of $14.2 million, as compared to an expense of $10.0 million for the year ended December 31, 2023, mainly due to a decrease in pre-tax income. The Company's effective tax rate was 26.8% and 21.6% for the years ended December 31, 2024 and 2023, respectively.

Summary Income Statements

    The following table sets forth the income summary for the periods indicated:

	Years Ended December 31,
			Change 2024/2023
	2024	2023	$	%
	(Dollars in thousands)
Net interest income	$177,982	$205,876	$(27,894)	(13.5)%
Provision for credit losses	14,451	4,787	9,664	201.9
Non-interest income	1,894	27,379	(25,485)	(93.1)
Non-interest expense	181,335	182,417	(1,082)	(0.6)
Income tax (benefit) expense	(4,257)	9,965	(14,222)	(142.7)
Net (loss) income	$(11,653)	$36,086	$(47,739)	(132.3)%

Return on average assets	(0.11)%	0.35%
Return on average equity	(1.11)%	3.29%

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

The average cost of our interest-bearing liabilities increased 92 basis points to 3.44% for the year ended December 31, 2024, from 2.52% for the year ended December 31, 2023, primarily as a result of an increase in the average cost of interest-bearing deposits and borrowings and increase in the average balances of interest-bearing deposits and borrowings. For the year ended December 31, 2024, the average cost of interest-bearing deposits increased 109 basis points. For the year ended December 31, 2024, total interest expense increased $84.3 million, or 44.6%, to $273.4 million from $189.1 million for the year ended December 31, 2023. During 2024, the average cost of borrowings increased 11 basis points, and there was an increase in the average balance of borrowings. The higher interest rate environment coupled with the higher cost of repricing deposits caused the overall increase in interest expense.

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

Non-Interest Income

    The following table sets forth a summary of non-interest income for the periods indicated:

	Years Ended December 31,
	2024	2023
	(In thousands)
Demand deposit account fees	$6,507	$5,145
Bank-owned life insurance	7,319	10,126
Title insurance fees	2,505	2,400
Loan fees and service charges	4,483	4,510
Loss on securities transactions	(35,851)	(10,847)
Change in fair value of equity securities	2,594	695
Gain on sale of loans	906	1,214
Other non-interest income	13,431	14,136
Total	$1,894	$27,379

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

For the year ended December 31, 2024, non-interest expense decreased $1.1 million, or 0.6%, to $181.3 million from $182.4 million for the year ended December 31, 2023. The decrease was primarily attributable to a decrease in compensation and employee benefits expense of $11.4 million, partially offset by an increase in professional fees of $4.3 million, an increase in merger-related expenses of $1.1 million and an increase in loss on extinguishment of debt of $3.1 million, resulting primarily from the balance sheet repositioning transaction, and an increase in other non-interest expense of $2.0 million. The decrease in compensation and employee benefits expense was the result of lower incentive compensation and a workforce reduction related to cost cutting strategies implemented during 2023 and 2024. The increase in professional fees was primarily related to an increase in legal, regulatory and compliance related costs, while the increase in other non-interest expense related to swap transactions. During the quarter ended December 31, 2024, the Company prepaid $170.0 million of FHLB borrowings as part of the previously discussed balance sheet repositioning transaction which resulted in a $3.3 million loss on the extinguishment of debt.

Income Tax Expense

Income tax benefit of $4.3 million was recorded for the year ended December 31, 2024, reflecting an effective tax rate of 26.8%, compared to income tax expense of $10.0 million for 2023, reflecting an effective tax rate of 21.6%.

As of December 31, 2024, we had a net deferred tax asset totaling $12.4 million. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. As of December 31, 2024, it was concluded that no valuation allowance was required on the deferred tax assets related to Columbia Bank’s state net operating losses.

Results of Operations for the Fiscal Year Ended December 31, 2023

For a comparison of the Company’s results of operations for the year ended December 31, 2023, please see the section captioned “Results of Operations for the Fiscal Year Ended December 31, 2023” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income and dividends from average interest-earning assets, and interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average daily balances of assets or liabilities, respectively, for the periods presented. Loan (fees) costs, including prepayment fees, are included in interest income on loans and are not material. Non-accrual loans and PCD loans are included in the average balances and are not material. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are not material.

	Years Ended December 31,
	2025			2024
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$8,094,854	$403,173	4.98%	$7,801,939	$382,266	4.90%
Securities (2)	1,490,679	51,304	3.44%	1,622,519	46,377	2.86%
Other interest-earning assets	317,974	16,474	5.18%	363,370	22,783	6.27%
Total interest-earning assets	9,903,507	$470,951	4.76%	9,787,828	$451,426	4.61%
Non-interest-earning assets	864,630			865,684
Total assets	$10,768,137			$10,653,512

Interest-bearing liabilities:
Interest-bearing demand	$1,966,173	$43,733	2.22%	$1,986,215	$55,360	2.79%
Money market accounts	1,361,204	38,070	2.80%	1,235,495	32,977	2.67%
Savings and club deposits	641,020	4,015	0.63%	667,836	5,130	0.77%
Certificates of deposit	2,803,958	111,556	3.98%	2,587,360	108,916	4.21%
Total interest-bearing deposits	6,772,355	197,374	2.91%	6,476,906	202,383	3.12%
FHLB advances	1,183,612	51,381	4.34%	1,454,674	70,418	4.84%
Junior subordinated debentures	7,046	562	7.98%	7,023	640	9.11%
Other borrowings	—	—	—%	55	3	5.45%
Total borrowings	1,190,658	51,943	4.36%	1,461,752	71,061	4.86%
Total interest-bearing liabilities	7,963,013	$249,317	3.13%	7,938,658	$273,444	3.44%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,468,900			1,420,104
Other non-interest-bearing liabilities	218,496			242,290
Total liabilities	9,650,409			9,601,052
Total stockholders' equity	1,117,728			1,052,460
Total liabilities and stockholders' equity	$10,768,137			$10,653,512

Net interest income		$221,634			$177,982
Interest rate spread (3)			1.63%			1.17%
Net interest-earning assets (4)	$1,940,494			$1,849,170
Net interest margin (5)			2.24%			1.82%
Ratio of interest-earning assets to interest-bearing liabilities	124.37%			123.29%

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
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	Year Ended December 31,
	2023
	Average Balance	Interest	Yield / Cost
	(Dollars in thousands)
Interest-earning assets
Loans (1)	$7,748,096	$343,770	4.44%
Securities (2)	1,540,726	37,828	2.46%
Other interest-earning assets	241,520	13,380	5.54%
Total interest-earning assets	9,530,342	$394,978	4.14%
Non-interest-earning assets	840,215
Total assets	$10,370,557

Interest-bearing liabilities:
Interest-bearing demand	$2,183,333	$37,774	1.73%
Money market accounts	951,174	24,296	2.55%
Savings and club deposits	793,303	2,231	0.28%
Certificates of deposit	2,229,042	60,861	2.73%
Total interest-bearing deposits	6,156,852	125,162	2.03%
FHLB advances	1,315,401	62,398	4.74%
Notes payable	22,780	918	4.03%
Junior subordinated debentures	7,054	624	8.85%
Total borrowings	1,345,235	63,940	4.75%
Total interest-bearing liabilities	7,502,087	$189,102	2.52%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,539,354
Other non-interest-bearing liabilities	231,018
Total liabilities	9,272,459
Total stockholders' equity	1,098,098
Total liabilities and stockholders' equity	$10,370,557

Net interest income		$205,876
Interest rate spread (3)			1.62%
Net interest-earning assets (4)	$2,028,255
Net interest margin (5)			2.16%
Ratio of interest-earning assets to interest-bearing liabilities	127.04%

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

	Year Ended 12/31/2025 Compared to Year Ended 12/31/2024			Year Ended 12/31/2024 Compared to Year Ended 12/31/2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$14,352	$6,555	$20,907	$2,389	$36,107	$38,496
Securities	(3,768)	8,695	4,927	2,008	6,541	8,549
Other interest-earning assets	(2,846)	(3,463)	(6,309)	6,750	2,653	9,403
Total interest-earning assets	$7,738	$11,787	$19,525	$11,147	$45,301	$56,448
Interest expense:
Interest-bearing demand	$(559)	$(11,068)	$(11,627)	$(3,410)	$20,996	$17,586
Money market accounts	3,355	1,738	5,093	7,262	1,419	8,681
Savings and club deposits	(206)	(909)	(1,115)	(353)	3,252	2,899
Certificates of deposit	9,118	(6,478)	2,640	9,783	38,272	48,055
Total interest-bearing deposits	11,708	(16,717)	(5,009)	13,282	63,939	77,221
FHLB advances	(13,122)	(5,915)	(19,037)	6,607	1,413	8,020
Notes payable	—	—	—	(918)	—	(918)
Junior subordinated debentures	2	(80)	(78)	(3)	19	16
Other borrowings	(3)	—	(3)	—	3	3
Total interest-bearing liabilities	$(1,415)	$(22,712)	$(24,127)	$18,968	$65,374	$84,342
Net change in net interest income	$9,153	$34,499	$43,652	$(7,821)	$(20,073)	$(27,894)

Risk Management
Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk, liquidity risk, and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available for sale securities that are accounted for at fair value. Other risks that we face are operational risk and reputation risk. Operational risk includes risks related to fraud, regulatory compliance, processing errors, cyber attacks, and disaster recovery. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

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

When a borrower fails to make a required payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. Generally, our collection department follows the guidelines for servicing loans as prescribed by applicable law or the appropriate investor. Collection activities include, but are not limited to, phone calls to borrowers and collection letters, which include a late charge notice based on the contractual requirements of the specific loan. Additional calls and notices are mailed in compliance with state and federal regulations including, but not limited to, the Fair Debt Collection Practices Act. After the 90th day of delinquency for a residential mortgage or consumer loan, or on a different date as allowable by law or contract, the collection department will forward the account to counsel and begin the collection litigation which typically includes foreclosure proceedings, or we may periodically sell a delinquent loan to a third-party. If a foreclosure action is instituted and the loan is not in at least the early stages of a workout by the scheduled sale date, the real property securing the loan generally is sold at a sheriff sale. If we determine that there is a possibility of a settlement, pay-off or reinstatement, the sheriff sale may be postponed.

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

Analysis of Non-Performing, Modification of Loans and Classified Assets. We consider repossessed assets and loans to be non-performing assets if the loans are 90 days or more in arrears of their contractual due date, or if the following criteria are met: i) the current debt-service coverage ratio is equal to or is in excess of 1.0x; ii) the guarantor does not demonstrate the capacity to support the annual debt service requirement; and iii) the loan-to-value percentage is greater than 90%. Non-accruing residential and consumer loans are returned to accrual status after there has been a sustained period of repayment performance and both principal and interest are deemed collectible.

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

Loan modifications made to borrowers experiencing financial difficulty may include principal or interest forgiveness, forbearance, interest rate reductions, term extensions, or a combination of these events intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

Modified loans that were accruing interest prior to their modification where income was reasonably assured subsequent to the modification, maintain their accrual status. Modified loans for which collectability was not reasonably assured, are placed on non-accrual status, interest accruals cease, and uncollected accrued interest is reversed and charged against current income. Non-accruing modified loans may be returned to accrual status when there is a sustained period of repayment performance (generally six consecutive months of payments), and both principal and interest are deemed collectible.

The following table sets forth information with respect to our non-performing assets at the dates indicated, excluding PCD loans. We did not have any accruing loans past due 90 days or more at any of the dates indicated.

	At December 31,
	2025	2024	2023
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$9,787	$8,750	$3,139
Commercial real estate	5,766	2,920	2,740
Construction	5,923	—	—
Total real estate loans	21,476	11,670	5,879
Commercial business loans	15,281	9,785	6,518
Home equity loans and advances	1,243	246	221
Total non-accrual loans (1)	38,000	21,701	12,618

Total non-performing loans	38,000	21,701	12,618
Real estate owned	—	1,334	—
Total non-performing assets	$38,000	$23,035	$12,618

Total non-performing loans to total loans	0.46%	0.28%	0.16%
Total non-performing assets total assets	0.34%	0.22%	0.12%

(1) Includes $1.3 million, $3.1 million and $237,000 of loan modifications on non-accrual status as of December 31, 2025, 2024 and 2023, respectively.

Non-performing assets increased $15.0 million to $38.0 million, or 0.34% of total assets, at December 31, 2025 from $23.0 million, or 0.22% of total assets, at December 31, 2024. The $15.0 million increase in non-performing loans was primarily attributable to an increase in non-performing one-to-four family real estate loans of $1.0 million, an increase in non-performing commercial real estate loans of $2.8 million, an increase in non-performing commercial business loans of $5.4 million, and a $5.9 million construction loan designated as non-performing during the 2025 period. The $5.9 million non-performing construction loan was made to finance the construction of a mixed use five-story building with both commercial space and apartments. The increase in non-performing one-to-four family real estate loans was due to an increase in the number of loans from 32 non-performing loans at December 31, 2024 to 36 non-performing loans at December 31, 2025. The increase in non-performing commercial real estate loans was due to an increase in the number of loans from four non-performing loans at December 31, 2024 to nine non-performing loans at December 31, 2025. The increase in non-performing commercial business loans was primarily due to four non-performing loans totaling $8.1 million designated as non-accrual during the 2025 period, partially offset by one loan for $4.3 million which was paid off in 2025. The total number of non-performing commercial business loans increased from 11 non-performing loans at December 31, 2024 to 35 non-performing loans at December 31, 2025. Non-performing assets as a percentage of total assets totaled 0.34% at December 31, 2025, as compared to 0.22% at December 31, 2024.

Non-performing assets increased $10.4 million to $23.0 million, or 0.22% of total assets, at December 31, 2024 from $12.6 million, or 0.12% of total assets, at December 31, 2023. The $10.4 million increase in non-performing assets was primarily attributable to an increase in non-performing commercial business loans of $3.3 million and an increase in non-performing one-to-four family real estate loans of $5.6 million. The increase in non-performing commercial business loans primarily consists of two loans totaling $6.4 million at December 31, 2024, partially offset by the charge-off of a $3.7 million loan to a technology company during 2024. The increase in non-performing one-to-four family real estate loans was due to an increase in the number of loans from 17 non-performing loans at December 31, 2023 to 32 loans at December 31, 2024. Charge-offs are taken on loans where management determines that the collection of loan principal and interest is unlikely. We consider the population of loans in our impairment analysis to include all loan segments and not accruing interest, loans previously modified in a troubled debt restructuring if applicable, and other loans if there is specific information of a collateral shortfall. We continue to rigorously review our loan portfolio to ensure that the collateral values remain sufficient to support the outstanding balances.

Federal regulations require us to review and classify our assets on a regular basis. In addition, our banking regulators have the authority to identify problem assets and, if appropriate, require them to be classified. Our credit review process includes a risk classification of all commercial and residential loans that includes four levels of pass, special mention, substandard, doubtful and loss. A loan is classified as pass when payments are current and it is performing under the original contractual terms. A loan is classified as special mention when the borrower exhibits potential credit weakness or a downward trend which, if not checked or corrected, will weaken the asset or inadequately protect our position. While potentially weak, the borrower is currently marginally acceptable; no loss of principal or interest is envisioned. A loan is classified as substandard when the borrower has a well-defined weakness or weaknesses that jeopardize the orderly liquidation of the debt. A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor, normal repayment from this borrower is in jeopardy, and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. A loan is classified as doubtful when a borrower has all weaknesses inherent in a substandard loan with the added provision that: (1) the weaknesses make collection of debt in full on the basis of currently existing facts, conditions and values highly questionable and improbable; (2) serious problems exist to the point where a partial loss of principal is likely; and (3) the possibility of loss is extremely high, but because of certain important, reasonably specific pending factors that may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens and additional refinancing plans. A loan is classified as loss when all or a portion of the loan is considered uncollectible and of such little value that its continuance on our books without establishment of a specific valuation allowance or charge off is not warranted. This classification does not necessarily mean that the loan has no recovery or salvage value. Rather, it indicates that there is significant doubt about how much or when recovery will occur.

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

	At December 31,
	2025			2024			2023
	30-59 Days	60-89 Days	90 Days or More	30-59 Days	60-89 Days	90 Days or More	30-59 Days	60-89 Days	90 Days or More
	(In thousands)
Real estate loans:
One-to-four family	$13,886	$5,652	$4,545	$11,685	$6,250	$3,729	$11,079	$4,254	$1,558
Multifamily	2,083	10,595	300	13,626	—	—	—	—	—
Commercial real estate	8,072	320	4,827	4,394	632	—	1,711	2,472	2,740
Construction	—	—	5,923	6,205	—	—	—	—	—
Commercial business loans	11,990	1,408	11,005	3,713	2,643	2,365	1,727	4,917	6,518
Consumer loans:
Home equity loans and advances	566	175	1,018	1,026	372	126	779	14	170
Other consumer loans	1	3	—	—	3	—	1	—	—
Total	$36,598	$18,153	$27,618	$40,649	$9,900	$6,220	$15,297	$11,657	$10,986

The following tables present criticized and classified assets by credit quality risk indicator at the dates indicated:

	At December 31,
	2025	2024	2023
	(In thousands)
Classified loans:
Substandard	$124,233	$166,148	$47,604
Doubtful	—	—	—
Total classified loans	124,233	166,148	47,604
Special mention	57,011	40,386	36,778
Total criticized loans	$181,244	$206,534	$84,382

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

Our loan officers and loan servicing staff identify and manage potential problem loans within our commercial loan portfolio. Non-performing assets within the commercial loan portfolio are transferred to the Special Assets Department for workout or litigation. The Special Assets Department reports directly to the Chief Financial Officer. Changes in management, financial or operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For our commercial loan portfolio, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit management and the Credit Risk Review Department and revised, if needed, to reflect the borrower’s current risk profiles and the related collateral positions.

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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance for credit losses. We perform these assessments on an ongoing basis. Charge-offs against the ACL are taken on loans where management determines that the full collection of loan principal and interest is unlikely.

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

The allowance for credit losses is subject to review by our banking regulators. On a periodic basis our primary bank regulator conducts an examination of the allowance for credit losses and makes an assessment regarding its adequacy and the methodology employed in its determination.

	At December 31,
	2025			2024			2023
	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category	Amount	% of Allowance to Total Allowance	% of Allowance to Loans in Category
	(Dollars in thousands)
Real estate loans:
One-to-four family	$13,283	19.8%	0.5%	$13,173	22.0%	0.5%	$13,017	23.6%	0.5%
Multifamily	10,647	15.8	0.6	9,542	15.9	0.7	8,742	15.9	0.6
Commercial real estate	18,592	27.7	0.7	15,969	26.6	0.7	15,757	28.6	0.7
Construction	6,617	9.8	1.4	6,703	11.2	1.4	7,758	14.1	1.8
Commercial business	16,767	25.0	2.2	13,112	21.9	2.1	7,923	14.4	1.5
Consumer loans:
Home equity loans and advances	1,289	1.9	0.5	1,452	2.4	0.6	1,892	3.4	0.7
Other consumer loans	6	—	0.2	7	—	0.2	7	—	0.2
Total allowance for credit losses	$67,201	100.0%	0.8%	$59,958	100.0%	0.8%	$55,096	100.0%	0.7%

    Total Loans. During the year ended December 31, 2025, the balance of the allowance for credit losses increased by $7.2 million to $67.2 million, or 0.82% of total gross loans at December 31, 2025, from $60.0 million, or 0.76%, of total gross loans at December 31, 2024. The increase in the total loan coverage ratio for the year ended December 31, 2025 was primarily attributable to an increase in outstanding loan balances.

    One-to-Four Family Loan Portfolio. The portion of the allowance for credit losses related to the one-to-four family real estate loan portfolio totaled $13.3 million, or 0.5%, of one-to-four family loans at December 31, 2025, as compared to $13.2 million, or 0.5%, of one-to-four family real estate loans at December 31, 2024. Our one-to-four family non-accrual loans increased $1.0 million, or 11.9%, to $9.8 million at December 31, 2025 from $8.8 million at December 31, 2024. Net recoveries were $73,000 for the year ended December 31, 2025 compared to net charge-offs of $9,000 for the year ended December 31, 2024. We believe the one-to-four family real estate loan reserve ratio was appropriate given the continued low balance of charge-offs.

Multifamily Loan Portfolio. The portion of the allowance for credit losses related to the multifamily real estate loan portfolio totaled $10.6 million, or 0.6%, of multifamily loans at December 31, 2025, as compared to $9.5 million, or 0.7%, of multifamily loans at December 31, 2024. There were no multifamily non-accrual loans at December 31, 2025 and 2024. There were no charge-offs or recoveries for the years ended December 31, 2025 and 2024. We believe the multifamily loan reserve ratio was appropriate as there were no non-accrual loans or charge-offs.
Commercial Real Estate Loan Portfolio. The portion of the allowance for credit losses related to the commercial real estate loan portfolio totaled $18.6 million, or 0.7%, of commercial real estate loans at December 31, 2025, as compared to $16.0 million, or 0.7%, of commercial real estate loans at December 31, 2024. Commercial real estate non-accrual loans increased to $5.8 million at December 31, 2025, from $2.9 million at December 31, 2024. Net charge-offs were $118,000 for the year ended December 31, 2025 and $84,000 for the year ended December 31, 2024. We believe the commercial real estate loan reserve ratio was appropriate given the continued low balance of non-accrual loans comparative to the segment total for loans along with low level of charge-offs.
Construction Loan Portfolio.  The portion of the allowance for credit losses related to the construction loan portfolio totaled $6.6 million, or 1.4%, of construction loans at December 31, 2025, as compared to $6.7 million, or 1.4%, of construction loans at December 31, 2024. We had one non-accrual construction loan with a balance of $5.9 million at December 31, 2025. There were no non-accrual construction loans at December 31, 2024. Net charge-offs were $50,000 for the year ended December 31, 2025 and there were no charge-offs for the year ended December 31, 2024. We believe the construction loan reserve ratio was appropriate as there were no non-accrual loans and considering the inherent credit risk associated with this portfolio.
Commercial Business Loan Portfolio. The portion of the allowance for credit losses related to the commercial business loan portfolio totaled $16.8 million, or 2.2%, of commercial business loans at December 31, 2025, as compared to $13.1 million, or 2.1%, of commercial business loans at December 31, 2024. Commercial business non-accrual loans increased to $15.3 million at December 31, 2025, from $9.8 million at December 31, 2024. Net charge-offs were $5.6 million for the year ended December 31, 2025 compared to $9.3 million for the year ended December 31, 2024. We continue to take charge-offs where management determines that the collection of loan principal and interest is unlikely or for any collateral deficiency for non-performing loans. We believe the commercial business loan reserve ratio was appropriate given the inherent credit risk of commercial business loans.
Home Equity Loans and Advances. The portion of the allowance for credit losses related to the home equity loan portfolio totaled $1.3 million, or 0.5%, of home equity loans at December 31, 2025, as compared to $1.5 million, or 0.6%, of home equity loans at December 31, 2024. Home equity non-accrual loans increased to $1.2 million at December 31, 2025, from $246,000 at December 31, 2024. There were no charge-offs and recoveries were $90,000 for the year ending December 31, 2025, as compared to recoveries of $19,000 for the year ending December 31, 2024. We believe the home equity loan reserve was appropriate based upon the insignificant amount of delinquencies, non-accrual loans and charge-offs.

The following table sets forth an analysis of the activity in the allowance for credit losses for the periods indicated:

	At or For the Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Allowance at beginning of period	$59,958	$55,096	$52,803

Initial allowance related to PCD loans	3,202	—	—

Provision for credit losses	9,822	14,451	4,787
Charge-offs:
Real estate loans:
One-to-four family	—	(2)	(585)
Commercial real estate	(119)	(120)	(150)
Construction	(53)	—	—
Total real estate loans	(172)	(122)	(735)

Commercial business loans	(6,887)	(9,814)	(2,618)

Consumer loans:
Home equity loans and advances	—	—	(26)
Other consumer loans	(165)	(262)	(115)
Total consumer loans	(165)	(262)	(141)
Total charge-offs	(7,224)	(10,198)	(3,494)
Recoveries:
Real estate loans:
One-to-four family	73	11	17
Commercial real estate	1	36	21
Construction	3	4	—
Total real estate loans	77	51	38

Commercial business loans	1,269	536	879

Consumer loans:
Home equity loans and advances	90	19	77
Other consumer loans	7	3	6
Total consumer loans	97	22	83
Total recoveries	1,443	609	1,000
Net charge-offs	(5,781)	(9,589)	(2,494)
Allowance at end of period:	$67,201	$59,958	$55,096

Total gross loans outstanding	$8,243,376	$7,869,447	$7,824,665
Average gross loans outstanding	$8,094,854	$7,801,939	$7,748,096
ACL to total non-performing loans	176.84%	276.29%	436.65%
ACL to total gross loans at end of period	0.82%	0.76%	0.70%
Net charge-offs to average outstanding loans	0.07%	0.12%	0.03%

The following table sets forth the ratio of net charge-offs (recoveries) to average loans outstanding by segment for the periods indicated:

	For the Years Ended December 31,
	2025	2024	2023

Real estate loans:
One-to-four family	—%	—%	0.02%
Commercial real estate	—	—	0.01
Construction	0.01	—	—
Commercial business loans	0.80	1.66	0.34
Consumer loans:
Home equity loans and advances	(0.04)	(0.01)	(0.02)
Other consumer	5.74	9.11	4.07
Total loans	0.07%	0.12%	0.03%

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at December 31, 2025 indicate a level of risk within the parameters of our model. Our management believes that the December 31, 2025 results indicate a profile that reflects an acceptable level of interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

    The table below sets forth, as of December 31, 2025, the net portfolio value, the estimated changes in the net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and its subsidiaries only and does not include any assets of the Company.

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent of Change	Estimated NPV	Present Value Ratio	Percent Change
	(Dollars in thousands)
+400	$201,945	$(48,399)	(19.33)%	$929,777	9.73%	(29.97)%
+300	215,009	(35,335)	(14.11)	1,039,563	10.62	(21.70)
+200	227,652	(22,692)	(9.06)	1,143,708	11.40	(13.85)
+100	240,061	(10,283)	(4.11)	1,243,178	12.09	(6.36)
Base	250,344	—	—	1,327,616	12.60	—
-100	260,689	10,345	4.13	1,399,486	12.95	5.41
-200	272,128	21,784	8.70	1,452,075	13.11	9.37
-300	281,326	30,982	12.38	1,464,133	12.89	10.28
-400	279,289	28,945	11.56	1,356,951	11.66	2.21

    As of December 31, 2025, based on the scenarios above, net interest income would decrease by approximately 9.06% if rates were to rise 200 basis points, and would increase by 8.70% if rates were to decrease 200 basis points over a one-year time horizon.

Another measure of interest rate sensitivity is to model changes in the net portfolio value through the use of immediate and sustained interest rate shocks. As of December 31, 2025, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 13.85%. If rates were to decrease 200 basis points, the model forecasts a 9.37% increase in the NPV.

Overall, our December 31, 2025 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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

We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth or financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds and dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and through the FHLB system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our securities portfolio. As of December 31, 2025, the potential liquidity from these sources is an amount we believe currently exceeds any contingent liquidity need.

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

Sources of Funds. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, investing and financing activities during any given period. At December 31, 2025, total cash and cash equivalents totaled $340.8 million. Debt securities classified as available for sale, and equity securities, which provide additional sources of liquidity, totaled $1.1 billion, and $6.8 million, respectively, at December 31, 2025. At December 31, 2025, we had $1.2 billion in Federal Home Loan Bank fixed rate advances. In addition, if Columbia Bank requires funds beyond its ability to generate them internally, it can borrow additional funds under the FHLB's overnight advance program up to its maximum borrowing capacity based on their ability to collateralize such borrowings.

Our primary sources of funds include a large, stable deposit base. Core deposits (consisting of demand, money market and savings and club deposits), primarily generated from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $5.6 billion and $5.4 billion at December 31, 2025 and 2024, respectively. We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources include federal funds purchased from other banks, securities sold under agreements to repurchase, and FHLB advances. Aggregate wholesale funding totaled $1.2 billion at December 31, 2025, compared to $1.1 billion as of December 31, 2024. In addition, at December 31, 2025, we had the availability to borrow additional funds, subject to our ability to collateralize such borrowings from the FHLBNY and the Federal Reserve Bank.
A significant use of our liquidity is the funding of loan originations. At December 31, 2025, the Company had $264.2 million in loan commitments outstanding, which primarily consisted of commitments to fund loans of $18.1 million, $68.2 million, $41.1 million, $101.1 million, and $4.2 million, in one-to-four family real estate, commercial real estate, commercial business, construction, and home equity loans and advances, respectively. There was also $1.1 billion in unused commercial business, construction and consumer lines of credit, and $22.9 million in letters of credit. Since these commitments may expire without being drawn upon, and may have conditions, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Another significant use of liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2025 totaled $2.5 billion, or 86.5% of total certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. Management believes, however, based on past experience, that a significant portion of our certificates of deposit will be renewed. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits and borrowings than we currently pay on the certificates of deposit due on or before December 31, 2025. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Columbia Financial is a separate legal entity from Columbia Bank and must provide for its own liquidity in addition to its operating expenses. Columbia Financial's primary source of income is dividends received from Columbia Bank. The amount of dividends Columbia Bank may declare and pay to Columbia Financial is generally restricted under federal regulations to the retained earnings of Columbia Bank. At December 31, 2025, on a stand-alone basis, Columbia Financial had liquid assets of $31.6 million.

Capital Management. We are subject to various regulatory capital requirements administered by our federal banking regulators, including a risk-based capital measure. The Federal Reserve establishes capital requirements, including well capitalized standards, for our consolidated financial holding company, and the OCC has similar requirements for our Company's subsidiary banks. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2025, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Item 1: Business - Regulation and Supervision - Federal Banking Regulations - Capital Requirements” and note 13 in the notes to the consolidated financial statements included in this report.

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

For the years ended December 31, 2025 and 2024, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

    Derivative Financial Instruments. Columbia Bank executes interest rate swaps with third parties in order to hedge the interest expense of FHLBNY advances. Those interest rate swaps are simultaneous with entering into short-term borrowings with the FHLBNY. These derivatives are designated as cash flow hedges and are not speculative. As these interest rate swaps meet the hedge accounting requirements, the effective portion of changes in the fair value are recognized in accumulated other comprehensive income. As of December 31, 2025, Columbia Bank had 33 interest rate swaps with notional amounts of $393.7 million hedging certain FHLBNY advances.

Columbia Bank presently offers interest rate swaps to commercial banking customers to manage their risk of exposure and risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that Columbia Bank executes with a third-party, such that Columbia Bank would minimize its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service Columbia Bank offers to certain customers. As the interest rate swaps would not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting third-party swap contracts are recognized directly in earnings. At December 31, 2025, we had interest rate swaps in place with 92 commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $387.2 million.

Columbia Bank offers currency forward contracts to certain commercial banking customers to facilitate international trade. Those forward contracts are simultaneously hedged by offsetting forward contracts that Columbia Bank would execute with a third- party, such that Columbia Bank would minimize its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service Columbia Bank offers to certain commercial customers. As the currency forward contract does not meet the hedge accounting requirements, changes in the fair value of both the customer forward contract and the offsetting forward contract is recognized directly in earnings. At December 31, 2025, Columbia Bank had no currency forward contracts in place with commercial banking customers.

The Company also uses interest rate swaps to manage its exposure to changes in fair value of certain of its fixed-rate pools of assets attributable to changes in the designated benchmark interest rate, of SOFR. At December 31, 2025, the Company had no interest rate fair value swaps.

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

Item 8.     Financial Statements and Supplementary Data

    The information required by this item is included beginning on page 80 of this report.

The following are included in this item:
(A)	Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)
(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
(C)	Consolidated Financial Statements:
	(1)	Consolidated Statements of Financial Condition as of December 31, 2025 and 2024
	(2)	Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023
	(3)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
	(4)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2025, 2024 and 2023
	(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
	(6)	Notes to the Consolidated Financial Statements
(D)	Columbia Financial, Inc. Condensed Financial Statements
	(1)	Statements of Financial Condition as of December 31, 2025 and 2024
	(2)	Statements of Income and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
	(3)	Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023

Item 9.     Change in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A.     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended) as of December 31, 2025. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this annual report.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Report of Independent Registered Public Accounting Firm
The attestation report by the Company’s independent registered public accounting firm, KPMG LLP, on the Company’s internal control over financial reporting is included with the audited consolidated financial statements of the Company beginning on page 80 of this report.
Item 9B.    Other Information

    During the fiscal quarter ended December 31, 2025, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Board of Directors
Information required by this item will be provided by amendment to this Annual Report on Form 10-K.

Executive Officers
For information relating to officers of the Company, see Part I, Item 1, “Business—Information About Our Executive Officers” to this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
Information required by this item will be provided by amendment to this Annual Report on Form 10-K.

Disclosure of Code of Ethics
Information required by this item will be provided by amendment to this Annual Report on Form 10-K.

Corporate Governance
Information required by this item will be provided by amendment to this Annual Report on Form 10-K.

Item 11.     Executive Compensation

Information required by this item will be provided by amendment to this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be provided by amendment to this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions
Information required by this item will be provided by amendment to this Annual Report on Form 10-K.

Corporate Governance
Information required by this item will be provided by amendment to this Annual Report on Form 10-K.

Item 14.    Principal Accounting Fees and Services

Information required by this item will be provided by amendment to this Annual Report on Form 10-K.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

	No.	Description	Location

	2.1	Plan of Conversion and Reorganization	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38456), filed on February 2, 2026

	2.2	Agreement and Plan of Merger, dated as of January 31, 2026 by and among Columbia Financial, Inc., a Delaware corporation, Columbia Financial, Inc., a Maryland corporation, Columbia Bank MHC and Northfield Bancorp, Inc.*	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38456), filed on February 2, 2026

	3.1	Second Amended and Restated Certificate of Incorporation of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	3.2	Amended Bylaws of Columbia Financial, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38456), filed on May 23, 2024

	4.1	Description of Columbia Financial, Inc.'s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.1	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Thomas J. Kemly+	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.2	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Dennis E. Gibney+	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.3	Employment Agreement between Columbia Financial, Inc., Columbia Bank and John Klimowich+	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

	10.4	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Allyson Schlesinger+	Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2018, filed on March 29, 2019

	10.5	Employment Agreement between Columbia Financial, Inc., Columbia Bank and Oliver Lewis+	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2020, filed on March 1, 2021

10.6	Reserved

10.7	Form of Columbia Bank Supplemental Executive Retirement Plan+	Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1

10.8	Columbia Bank Director Deferred Compensation Plan, as amended+	Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.9	Columbia Bank Retirement Income Maintenance Plan+	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.10	Columbia Bank Qualified Savings Income Maintenance Plan, as amended+	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

10.13	Columbia Financial, Inc. 2019 Equity Incentive Plan+	Incorporated by reference to Annex 1 to the Company's Definitive Proxy Materials on Schedule 14A (File No. 001-38456), filed on April 22, 2019

10.14	Amended and Restated Columbia Financial, Inc. Performance Achievement Incentive Plan+	Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2024, filed on March 3, 2025

10.15	Columbia Financial, Inc. 2026 Phantom Stock Plan+	Filed herewith

10.16	Columbia Bank Stock-Based Deferral Plan+	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-221912), initially filed on December 5, 2017

19.0	Insider Trading Policy	Incorporated herein by reference to Exhibit 19.0 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2024, filed on March 3, 2025

21.0	Subsidiaries	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer	Filed herewith

97	Columbia Financial, Inc. Incentive-Compensation Recoupment Policy	Incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K (File No. 001-38456), for the Year Ended December 31, 2023, filed on February 29, 2024

101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

* Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

+ Management contractor compensatory plan, contractor arrangement.

Item 16.    Form 10-K Summary

    Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Columbia Financial, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Columbia Financial, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for Credit Losses - Loans evaluated on a Collective Basis

As discussed in Note 2 and Note 7 to the consolidated financial statements, the Company’s allowance for credit losses on loans evaluated on a collective basis (the collective ACL) was $67.2 million out of a total allowance for credit losses on loans of $67.2 million as of December 31, 2025. The ACL quantitative allowance for each segment is measured using a discounted cash flow methodology incorporating an econometric probability of default (“PD”), and loss given default (“LGD”) with distinct, segment-specific multi-variate regression models applied. Expected credit losses are estimated over the life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. Historical credit loss experience over a defined period for both the Company and its segment-specific peers provide the basis for the estimate of expected credit losses. Such credit losses are converted to PD rate curves through the use of segment-specific LGD risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment, primarily due to the nature of the underlying collateral. The historical PD curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle. Using the historical relationship between economic conditions and loan performance, management’s expectation of future loan performance is incorporated using an economic forecast of macroeconomic variables. This forecast is applied over a period that management has determined to be reasonable and supportable. The model reverts to long-term average historical loss rates using a straight-line methodology. The Company’s current forecast period is six quarters, with a four-quarter reversion period to long-term average historical loss rates. After quantitative considerations, management applies additional qualitative adjustments that consider the expected impact of certain factors not fully captured in the quantitative allowance.

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

We also evaluated the cumulative results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the December 31, 2025 collective ACL estimates by evaluating the:

•cumulative results of the audit procedures

•qualitative aspects of the Company's accounting practices and

•potential bias in the accounting estimate.

/s/ KPMG LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1972.

New York, New York
March 6, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Columbia Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Columbia Financial, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 6, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
March 6, 2026

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Cash and due from banks	$340,695	$289,113
Short-term investments	111	110
Total cash and cash equivalents	340,806	289,223

Debt securities available for sale, at fair value	1,122,017	1,025,946
Debt securities held to maturity, at amortized cost (fair value of $367,289 and $350,153 at December 31, 2025 and 2024, respectively)	396,233	392,840
Equity securities, at fair value	6,802	6,673
Federal Home Loan Bank stock	64,604	60,387

Loans receivable	8,292,010	7,916,928
Less: allowance for credit losses	67,201	59,958
Loans receivable, net	8,224,809	7,856,970

Accrued interest receivable	41,490	40,383
Office properties and equipment, net	82,985	81,772
Bank-owned life insurance ("BOLI")	283,094	274,908
Goodwill and intangible assets	120,302	121,008
Other real estate owned	—	1,334
Other assets	335,651	324,049
Total assets	$11,018,793	$10,475,493

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$8,444,079	$8,096,149
Borrowings	1,183,472	1,080,600
Advance payments by borrowers for taxes and insurance	45,792	45,453
Accrued expenses and other liabilities	184,722	172,915
Total liabilities	9,858,065	9,395,117

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 131,624,028 shares issued and 103,984,649 shares outstanding at December 31, 2025, and 131,414,591 shares issued and 104,759,185 shares outstanding at December 31, 2024	1,316	1,314
Additional paid-in capital	806,581	799,482
Retained earnings	933,717	881,951
Accumulated other comprehensive loss	(75,972)	(110,368)
Treasury stock, at cost; 27,639,379 shares at December 31, 2025 and 26,655,406 shares at December 31, 2024	(476,133)	(460,980)
Common stock held by the Employee Stock Ownership Plan	(27,935)	(30,207)
Stock held by Rabbi Trust	(3,479)	(3,255)
Deferred compensation obligations	2,633	2,439
Total stockholders' equity	1,160,728	1,080,376
Total liabilities and stockholders' equity	$11,018,793	$10,475,493

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
(In thousands, except share and per share data)

	Years Ended December 31,
	2025	2024	2023
Interest income:
Loans receivable	$403,173	$382,266	$343,770
Debt securities available for sale and equity securities	39,866	36,411	28,120
Debt securities held to maturity	11,438	9,966	9,708
Federal funds and interest-earning deposits	11,125	15,181	8,188
Federal Home Loan Bank stock dividends	5,349	7,602	5,192
Total interest income	470,951	451,426	394,978
Interest expense:
Deposits	197,374	202,383	125,162
Borrowings	51,943	71,061	63,940
Total interest expense	249,317	273,444	189,102

Net interest income	221,634	177,982	205,876

Provision for credit losses	9,822	14,451	4,787

Net interest income after provision for credit losses	211,812	163,531	201,089

Non-interest income:
Demand deposit account fees	8,054	6,507	5,145
Bank-owned life insurance	8,186	7,319	10,126
Title insurance fees	3,034	2,505	2,400
Loan fees and service charges	5,866	4,483	4,510
Gain (loss) on securities transactions	290	(35,851)	(10,847)
Change in fair value of equity securities	873	2,594	695
Gain on sale of loans	928	906	1,214
Gain on sale of real estate owned	281	—	—
Other non-interest income	9,557	13,431	14,136
Total non-interest income	37,069	1,894	27,379

Non-interest expense:
Compensation and employee benefits	119,152	109,489	120,846
Occupancy	24,475	23,482	22,927
Federal deposit insurance premiums	6,800	7,581	8,639
Advertising	2,416	2,510	2,805
Professional fees	10,755	14,164	9,824
Data processing and software expenses	17,128	15,578	15,039
Merger-related expenses	214	1,665	606
Loss on extinguishment of debt	—	3,447	300
Other non-interest expense	(48)	3,419	1,431
Total non-interest expense	180,892	181,335	182,417

Income (loss) before income tax expense (benefit)	67,989	(15,910)	46,051

Income tax expense (benefit)	16,223	(4,257)	9,965

Net income (loss)	$51,766	$(11,653)	$36,086

Earnings (loss) per share - basic	$0.51	$(0.11)	$0.35
Earnings (loss) per share - diluted	$0.51	$(0.11)	$0.35
Weighted average shares outstanding - basic	101,810,752	101,676,758	102,656,388
Weighted average shares outstanding - diluted	101,810,752	101,839,507	102,894,969

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$51,766	$(11,653)	$36,086
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	6,347	4,437	5,606
Net amortization of premiums and discounts on securities	(3,745)	(819)	1,440
Net amortization of mortgage servicing rights	214	241	239
Amortization of intangible assets	2,171	2,191	2,350
Depreciation and amortization of office properties and equipment	8,602	8,221	7,767
Amortization of operating lease right-of-use assets	4,045	3,904	3,916
Loss on extinguishment of debt	—	3,447	300
Provision for credit losses	9,822	14,451	4,787
(Gain) loss on securities transactions	(290)	35,851	10,847
Change in fair value of equity securities	(873)	(2,594)	(695)
Gain on securitizations	(129)	—	—
Gain on sale of loans, net	(799)	(906)	(1,214)
Gain on sale of other real estate owned	(281)	—	—
Loss on write-down of other real estate owned	—	640	—
Loss (gain) on disposal of office properties and equipment, net	21	(188)	168
Deferred tax expense (benefit)	14,151	(5,986)	3,375
Increase in accrued interest receivable	(1,107)	(1,038)	(5,447)
Increase in other assets	(29,432)	(12,440)	(33,992)
Increase (decrease) in accrued expenses and other liabilities	7,980	(7,298)	3,282
Income on bank-owned life insurance	(8,186)	(7,319)	(10,126)
Employee stock ownership plan expense	3,414	3,808	4,095
Stock based compensation	4,736	6,497	7,979
Increase in deferred compensation obligations under Rabbi Trust	(30)	(126)	(47)
Net cash provided by operating activities	$68,397	$33,321	$40,716

Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	$15,656	$321,233	$277,022
Proceeds from sales of equity securities	698	—	—
Proceeds from paydown/maturities/calls of debt securities available for sale	214,062	157,531	100,855
Proceeds from paydown/maturities/calls of debt securities held to maturity	31,466	50,112	20,221
Purchases of debt securities available for sale	(272,138)	(404,743)	(124,618)
Purchases of debt securities held to maturity	(33,369)	(41,502)	—
Proceeds from sales of loans held-for-sale	35,375	18,895	121,372
Purchases of loans receivable	(150,882)	(78,719)	(14,729)
Net (increase) decrease in loans receivable	(281,192)	2,249	(311,299)

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Years Ended December 31,
	2025	2024	2023

Proceeds from bank-owned life insurance death benefits	—	5	1,364
Proceeds from redemptions of Federal Home Loan Bank stock	35,320	57,720	91,132
Purchases of Federal Home Loan Bank stock	(39,537)	(37,085)	(114,040)
Proceeds from sales of office properties and equipment	—	1,218	—
Additions to office properties and equipment	(9,836)	(7,446)	(7,635)
Proceeds from sales of other real estate owned	1,615	—	—
Purchase of insurance agency book of business	(1,400)	—	—
Net cash (used in) provided by investing activities	$(454,162)	$39,468	$39,645

Cash flows from financing activities:
Net increase (decrease) in deposits	$347,930	$249,593	$(154,603)
Proceeds from long-term borrowings	175,333	271,205	536,113
Payments on long-term borrowings	(104,418)	(484,922)	(11,300)
Net increase (decrease) in short-term borrowings	31,957	(237,825)	(93,165)
Repayment of term note	—	—	(30,300)
Increase (decrease) in advance payments by borrowers for taxes and insurance	339	1,944	(1,951)
Issuance of common stock for restricted stock awards	—	—	10
Purchase of treasury stock	(13,351)	(5,894)	(80,497)
Exercise of stock options	(1)	(99)	(24)
Repurchase of shares for taxes	(441)	(817)	(623)
Net cash provided by (used in) financing activities	$437,348	$(206,815)	$163,660

Net increase (decrease) in cash and cash equivalents	$51,583	$(134,026)	$244,021

Cash and cash equivalents at beginning of year	289,223	423,249	179,228
Cash and cash equivalents at end of year	$340,806	$289,223	$423,249

Cash paid during the period for:
Interest on deposits and borrowings	$249,917	$274,376	$183,568
Income tax payments, net of refunds	$2	$940	$9,253

Non-cash investing and financing activities:
Transfer of loans receivable to other real estate owned	$—	$1,974	$—
Transfer of loans receivable to loans held-for-sale	$34,727	$18,079	$120,955
Securitization of loans	$13,340	$—	$—
Excise tax on net stock repurchases	$137	$42	$800

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2025	2024	2023

Net income (loss)	$51,766	$(11,653)	$36,086

Other comprehensive income, net of tax:
Unrealized gain on debt securities available for sale	26,504	55,994	29,637
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	2	3	(10)
Reclassification adjustment for gain (loss) included in net income	209	(25,871)	(7,794)
	26,715	30,126	21,833

Derivatives, net of tax:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(3,273)	1,779	(918)
	(3,273)	1,779	(918)

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(102)	(71)	(40)
Reclassification adjustment of actuarial net gain (loss) included in net income	66	(963)	(558)
Change in funded status of retirement obligations	10,990	17,496	244
	10,954	16,462	(354)

Total other comprehensive income	34,396	48,367	20,561

Total comprehensive income, net of tax	$86,162	$36,714	$56,647

See notes to consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity
Balance at December 31, 2024	$1,314	$799,482	$881,951	$(110,368)	$(460,980)	$(30,207)	$(3,255)	$2,439	$1,080,376
Net income	—	—	51,766	—	—	—	—	—	51,766
Other comprehensive income	—	—	—	34,396	—	—	—	—	34,396
Issuance of common stock allocated to restricted stock award grants (209,256 shares)	2	(2)	—	—	—	—	—	—	—
Stock based compensation	—	4,736	—	—	—	—	—	—	4,736
Purchase of treasury stock (873,304 shares)	—	—	—	—	(13,351)	—	—	—	(13,351)
Exercise of stock options (5,837 shares)	—	(1)	—	—	—	—	—	—	(1)
Restricted stock forfeitures (83,287 shares)	—	1,224	—	—	(1,224)	—	—	—	—
Repurchase shares for taxes (27,382 shares)	—	—	—	—	(441)	—	—	—	(441)
Excise tax on net stock repurchases	—	—	—	—	(137)	—	—	—	(137)
Employee Stock Ownership Plan shares committed to be released	—	1,142	—	—	—	2,272	—	—	3,414
Funding of deferred compensation obligations	—	—	—	—	—	—	(224)	194	(30)
Balance at December 31, 2025	$1,316	$806,581	$933,717	$(75,972)	$(476,133)	$(27,935)	$(3,479)	$2,633	$1,160,728

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

(2)    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Columbia Financial, Inc., its wholly-owned subsidiaries, Columbia Bank ("Columbia") (including the accounts of Freehold Bank, which merged with an into Columbia effective as of October 5, 2024), and Columbia's wholly-owned subsidiaries, Columbia Investment Services, Inc., 1901 Residential Management Co. LLC, First Jersey Title Services, Inc., 1901 Commercial Management Co. LLC, Stewardship Realty LLC, Columbia Insurance Services, Inc., and 19-01 Community Development Corporation, (collectively, the “Company”). In May 2024, Columbia dissolved its wholly-owned subsidiary 2500 Broadway Corp. and CSB Realty Corp, a wholly-owned subsidiary of 2500 Broadway Corp. The accounts of the MHC are not consolidated in the consolidated financial statements of the Company. In consolidation, all intercompany accounts and transactions are eliminated. Certain reclassifications have been made in the consolidated financial statements to conform to current year classifications.

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

Basis of Financial Statement Presentation

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), including the elimination of all significant intercompany accounts and transactions during consolidation. In preparing the consolidated financial statements, management is required to make estimates, significant judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates of the Consolidated Statements of Financial Condition and Consolidated Statements of Income for the periods presented. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations. Material estimates that involve significant judgements and assumptions that are particularly susceptible to change are the determination of the adequacy of the allowance for credit losses, evaluation of the need for valuation allowances on deferred tax assets, evaluation of goodwill for impairment, evaluation of other-than-temporary impairment on securities, and determination of liabilities related to retirement and other post-retirement benefits. These estimates, significant judgements and assumptions are evaluated on an ongoing basis and are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile securities markets, and declines in the housing market and the economy generally have combined to increase the uncertainty inherent in such estimates and assumptions. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

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

Purchased Credit-Deteriorated ("PCD") Loans

Loans acquired in a business combination that have experienced more than insignificant deterioration in credit quality since origination are considered purchased credit deterioration (“PCD”) loans. The Company evaluated acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) loan modification; (3) risk ratings of special mention, substandard or doubtful; and (4) delinquency status. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium.

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

Other Real Estate Owned ("OREO")

OREO is comprised of properties acquired in partial or total satisfaction of problem loans. The properties are recorded at fair value less estimated costs to sell on the date acquired or on the date that the Company acquires effective control over the property. Gains or losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. During the holding period, OREO continues to be measured at the lower of cost or fair value less estimated costs to sell. Subsequent declines in value are expensed as incurred. Gains and losses realized from the sale of OREO, as well as valuation adjustments and expenses of operation, are included in non-interest expense.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Allowance for Credit Losses on Loans Receivable (continued)

Portfolio segments are defined at the level which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating losses based on the type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined, or sub-segments have been added as needed to ensure loans of similar risk profiles are appropriately pooled.

We maintain a loan review system that provides a periodic review of the loan portfolio and the identification of individually analyzed loans. The ACL for individually analyzed loans is based on the fair value of collateral or cash flows. While management uses current information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

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

Loan Modifications

The Company assesses all loan modifications to determine whether one is granted to a borrower experiencing financial difficulty, regardless of whether the modified loans terms include a concession. Modifications made to borrowers experiencing financial difficulty may include principal or interest forgiveness, forbearance, interest rate reductions, term extensions, or a combination of these events intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

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

Goodwill and Intangible Assets

Intangible assets of the Company consist of goodwill, core deposit intangibles, and mortgage servicing rights. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual goodwill impairment test as of December 31, 2025, based upon its qualitative assessment of goodwill and concluded that goodwill was not impaired and no further quantitative analysis was warranted.

Core deposit intangibles represent the intangible value of depositor relationships acquired by the Company through purchase acquisitions of Stewardship, Freehold and RSI. The premiums ascribed to these deposits are amortized over their estimated useful lives.

Mortgage servicing rights are recorded when purchased or when originated mortgage loans are sold, with servicing rights retained. Mortgage servicing rights are amortized on an accelerated method based upon the estimated lives of the related loans and generally adjusted for prepayments. Mortgage servicing rights are carried at the lower of amortized cost or fair value.

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

In connection with the acquisition of the RSI Entities, the Company acquired a funded pension plan. The benefits are based on years of service and the employee’s compensation, as defined. The Plan was amended effective March 31, 2011, to freeze the Plan so that no employee shall commence or recommence participation in the Plan, that there shall be no further benefit accruals under the Plan, and that compensation received after the effective date shall not be recognized for any purpose under the Plan. Effective September 30, 2023, the RSI Pension Plan was merged into the Columbia Bank Pension Plan.

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

The Company records income taxes using the asset and liability method. Federal and state income taxes have been provided on the basis of the Company's income or loss as reported in accordance with GAAP. The amounts reflected on the Company's federal and state income tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for consolidated financial statement reporting and income tax reporting purposes. Accordingly, deferred tax assets and liabilities: (i) are recognized for the estimated future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2025 and 2024. The Company policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. The Company did not recognize any interest and penalties during the years ended December 31, 2025, 2024 and 2023.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

On July 1, 2018, New Jersey enacted legislation which adds to the state’s 9.0% Corporation Business Tax rate (i) a 2.5% surtax for periods beginning in 2018 and 2019 and (ii) a 1.5% surtax for periods beginning in 2020 and 2021. Subsequently, on September 12, 2020, New Jersey enacted legislation that restored and extended the 2.5% Corporation Business Tax surcharge to apply retroactively from January 1, 2020 through December 31, 2023. These surtaxes applied to corporations with more than $1.0 million of net income allocated to New Jersey. On June 28, 2024, New Jersey enacted into law a new Corporate Transit Fee, which increases the New Jersey corporate tax rate from 9.0% to 11.5%. This fee was imposed on businesses that had New Jersey taxable income of $10.0 million or more for tax years beginning January 1, 2024, and will continue through December 31, 2028.

Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items recorded in equity, such as unrealized gains and losses on debt securities available for sale, the noncredit component of other than temporary impairment losses on debt securities, unrealized gains and losses on derivatives, and the unfunded status and reclassification of actuarial net (loss) gain associated with the Company's benefit plans. Comprehensive income is presented in a separate Consolidated Statement of Comprehensive Income.

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

Accounting Pronouncements Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update is effective for financial statements issued for fiscal years beginning after December 15, 2024, with early adoption in the interim period permitted. The Company adopted this ASU on January 1, 2025 on a retrospective basis. As it is only disclosure related, this ASU did not have an impact on the Company's consolidated financial statements. See note 15 for additional information.

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

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the Freehold Entities totaled $1.7 million, and $413,000 for the years ended December 31, 2024, and 2023, respectively. There were no expenses recorded for the year ended December 31, 2025.

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

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the acquisition of the RSI Entities totaled $193,000 for the year ended December 31, 2023. There were no expenses recorded for the years ended December 31, 2025 and 2024.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)     Debt Securities Available for Sale

    Debt securities available for sale at December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$393,875	$4,595	$—	$398,470
Mortgage-backed securities and collateralized mortgage obligations	732,393	1,646	(79,066)	654,973
Municipal obligations	1,975	—	(14)	1,961
Corporate debt securities	71,976	314	(5,677)	66,613
	$1,200,219	$6,555	$(84,757)	$1,122,017

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$314,494	$810	$(602)	$314,702
Mortgage-backed securities and collateralized mortgage obligations	729,488	173	(106,704)	622,957
Municipal obligations	2,378	3	(22)	2,359
Corporate debt securities	95,508	123	(9,703)	85,928
	$1,141,868	$1,109	$(117,031)	$1,025,946

    The amortized cost and fair value of debt securities available for sale at December 31, 2025, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	December 31, 2025
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$130,960	$131,384
More than one year to five years	251,648	255,013
More than five years to ten years	85,218	80,647
	$467,826	$467,044
Mortgage-backed securities and collateralized mortgage obligations	732,393	654,973
	$1,200,219	$1,122,017

Mortgage-backed securities and collateralized mortgage obligations totaling $732.4 million at amortized cost, and $655.0 million at fair value, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)     Debt Securities Available for Sale (continued)

During the year ended December 31, 2025, proceeds from the sale of debt securities available for sale totaled $15.7 million, resulting in gross gains of $336,000 and no gross losses. There were four called debt securities available for sale totaling $4.0 million, and $77.5 million in maturities of debt securities available for sale during the year ended December 31, 2025.

During the year ended December 31, 2024, proceeds from the sale of debt securities available for sale totaled $321.2 million, resulting in no gross gains and $35.9 million of gross losses. There was one called debt security available for sale totaling $2.0 million and $15.0 million in maturities of debt securities available for sale during the year ended December 31, 2024.

During the year ended December 31, 2023, proceeds from the sale of debt securities available for sale totaled $277.0 million, resulting in no gross gains and $10.8 million of gross losses. There were no calls and $4,000 in maturities of debt securities available for sale during the year ended December 31, 2023.

Debt securities available for sale having a carrying value of $478.5 million and $343.4 million, at December 31, 2025 and 2024, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at December 31, 2025 and 2024 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	27,710	(57)	456,562	(79,009)	484,272	(79,066)
Municipal obligations	1,536	(14)	—	—	1,536	(14)
Corporate debt securities	3,996	(4)	56,802	(5,673)	60,798	(5,677)
	$33,242	$(75)	$513,364	$(84,682)	$546,606	$(84,757)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$126,197	$(602)	$—	$—	$126,197	$(602)
Mortgage-backed securities and collateralized mortgage obligations	93,763	(475)	476,559	(106,229)	570,322	(106,704)
Municipal obligations	—	—	1,346	(22)	1,346	(22)
Corporate debt securities	—	—	80,805	(9,703)	80,805	(9,703)
	$219,960	$(1,077)	$558,710	$(115,954)	$778,670	$(117,031)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)     Debt Securities Available for Sale (continued)

The number of securities in an unrealized loss position at December 31, 2025 totaled 128, compared with 185 at December 31, 2024. All temporarily impaired securities were investment grade as of December 31, 2025 and 2024 except two corporate debt securities which were rated BB+, totaling $8.4 million at December 31, 2024.

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

There was no activity in the allowance for credit losses on debt securities available for sale during the years ended December 31, 2025 and 2024.

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable in the Consolidated Statements of Financial Condition, which totaled $5.2 million and $4.7 million at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Debt Securities Held to Maturity

Debt securities held to maturity at December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$44,872	$—	$(3,321)	$—	$41,551
Mortgage-backed securities and collateralized mortgage obligations	351,361	699	(26,322)	—	325,738
	$396,233	$699	$(29,643)	$—	$367,289

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$44,871	$—	$(5,288)	$—	$39,583
Mortgage-backed securities and collateralized mortgage obligations	347,969	8	(37,407)	—	310,570
	$392,840	$8	$(42,695)	$—	$350,153

The amortized cost and fair value of debt securities held to maturity at December 31, 2025, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	December 31, 2025
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$14,875	$14,807
More than one year to five years	10,000	9,376
More than five years to ten years	9,997	9,310
More than ten years	10,000	8,058
	44,872	41,551
Mortgage-backed securities and collateralized mortgage obligations	351,361	325,738
	$396,233	$367,289

Mortgage-backed securities and collateralized mortgage obligations totaling $351.4 million at amortized cost, and $325.7 million at fair value at December 31, 2025, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

During the year ended December 31, 2025, there were no sales, calls or maturities of debt securities held to maturity.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Debt Securities Held to Maturity (continued)
Debt securities held to maturity having a carrying value of $242.2 million and $247.6 million, at December 31, 2025 and 2024, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at December 31, 2025 and 2024 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$41,552	$(3,321)	$41,552	$(3,321)
Mortgage-backed securities and collateralized mortgage obligations	1,659	(1)	290,237	(26,321)	291,896	(26,322)
	$1,659	$(1)	$331,789	$(29,642)	$333,448	$(29,643)

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$39,583	$(5,288)	$39,583	$(5,288)
Mortgage-backed securities and collateralized mortgage obligations	41,030	(605)	267,756	(36,802)	308,786	(37,407)
	$41,030	$(605)	$307,339	$(42,090)	$348,369	$(42,695)

The number of securities in an unrealized loss position at December 31, 2025 totaled 101, compared with 105 at December 31, 2024. All temporarily impaired securities were investment grade as of December 31, 2025 and 2024.

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities held to maturity. Accrued interest receivable on debt securities held to maturity is reported as a component of accrued interest receivable in the Consolidated Statements of Financial Condition, which totaled $948,000 and $898,000 at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(6)    Equity Securities at Fair Value

The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, preferred stock in U.S. Government agencies, and a Community Reinvestment Act qualifying bond fund which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at December 31, 2025 and 2024 was $6.8 million and $6.7 million, respectively.

The Company recorded a net increase in the fair value of equity securities of $873,000 and $2.6 million during the years ended December 31, 2025 and 2024, respectively, as a component of non-interest income.

During the year ended December 31, 2025 proceeds from the sale of equity securities totaled $698,000, resulting in no gross gains and $46,000 of gross losses. During the years ended December 31, 2024 and 2023, there were no sales of equity securities.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses

Loans receivable at December 31, 2025 and 2024 are summarized as follows:

	December 31,
	2025	2024
	(In thousands)
Real estate loans:
One-to-four family	$2,558,252	$2,710,937
Multifamily	1,677,613	1,460,641
Commercial real estate	2,513,260	2,339,883
Construction	469,438	473,573
Commercial business loans	766,792	622,000
Consumer loans:
Home equity loans and advances	255,126	259,009
Other consumer loans	2,895	3,404
Total gross loans	8,243,376	7,869,447
PCD loans	10,442	11,686
Net deferred loan costs, fees and purchased premiums and discounts	38,192	35,795
Loans receivable	$8,292,010	$7,916,928

The Company had no loans held-for-sale at December 31, 2025 and 2024. During the year ended December 31, 2025, the Company sold $16.1 million, $10.9 million, and $8.6 million of one-to-four family real estate loans, construction loans, and SBA loans included in commercial business loans held-for sale, respectively, resulting in gross gains of $899,000 and gross losses of $100,000. During the year ended December 31, 2024, the Company sold $8.9 million, $3.3 million, and $6.8 million of one-to-four family real estate loans, construction loans, and SBA loans included in commercial business loans held-for sale, respectively, resulting in gross gains of $906,000 and no gross losses. During the year ended December 31, 2023, the Company sold $73.4 million, $21.4 million, $8.1 million, and $18.4 million of one-to-four family real estate loans and home equity loans, commercial real estate loans, construction loans, and SBA loans included in commercial business loans held-for-sale, respectively, resulting in gross gains of $2.3 million and gross losses of $1.0 million.

During the year ended December 31, 2025, the Company purchased $130.9 million in equipment finance loans, included in commercial business loans, and $20.0 million in construction loan participations from a third-party. During the year ended December 31, 2024, the Company purchased $78.7 million of commercial real estate and participation loans from a third party financial institution. During the year ended December 31, 2023, the Company purchased a $14.7 million commercial real estate participation loan from a third party.

The Company has entered into guarantor swaps with Freddie Mac which results in improved liquidity. During the year ended December 31, 2025, the Company exchanged $13.3 million of loans for Freddie Mac mortgage participation certificates, resulting in gross gains of $129,000, and no gross losses. During the years ended December 31, 2024 and 2023, no loans were exchanged for Freddie Mac mortgage participation certificates. The Company retained the servicing of these loans.

At December 31, 2025 and 2024, the carrying value of loans serviced by the Company for investors was $494.8 million and $503.9 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition. Servicing income totaled $1.4 million for each of the years ended December 31, 2025, 2024 and 2023, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The Company has granted loans to certain officers and directors of the Company and its subsidiaries and to their associates. At December 31, 2025 and 2024, such loans totaled approximately $2.2 million and $2.6 million, respectively. During the years ended December 31, 2025 and 2024, no new loans were granted to related parties. During the year ended December 31, 2023, one new loan was granted to a related party totaling $100,000. These loans are performing in accordance with their original terms.

The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCD loans, at December 31, 2025 and 2024:

	December 31, 2025
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$13,886	$5,652	$4,545	$24,083	$9,787	$2,534,169	$2,558,252
Multifamily	2,083	10,595	300	12,978	—	1,664,635	1,677,613
Commercial real estate	8,072	320	4,827	13,219	5,766	2,500,041	2,513,260
Construction	—	—	5,923	5,923	5,923	463,515	469,438
Commercial business loans	11,990	1,408	11,005	24,403	15,281	742,389	766,792
Consumer loans:
Home equity loans and advances	566	175	1,018	1,759	1,243	253,367	255,126
Other consumer loans	1	3	—	4	—	2,891	2,895
Total loans	$36,598	$18,153	$27,618	$82,369	$38,000	$8,161,007	$8,243,376

	December 31, 2024
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$11,685	$6,250	$3,729	$21,664	$8,750	$2,689,273	$2,710,937
Multifamily	13,626	—	—	13,626	—	1,447,015	1,460,641
Commercial real estate	4,394	632	—	5,026	2,920	2,334,857	2,339,883
Construction	6,205	—	—	6,205	—	467,368	473,573
Commercial business loans	3,713	2,643	2,365	8,721	9,785	613,279	622,000
Consumer loans:
Home equity loans and advances	1,026	372	126	1,524	246	257,485	259,009
Other consumer loans	—	3	—	3	—	3,401	3,404
Total loans	$40,649	$9,900	$6,220	56,769	$21,701	$7,812,678	$7,869,447

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

At December 31, 2025 and 2024, non-accrual loans totaled $38.0 million and $21.7 million, respectively. Included in non-accrual loans at December 31, 2025 and 2024, are 38 and 31 loans totaling $10.4 million and $15.5 million which are less than 90 days in arrears.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

If non-accrual loans had performed in accordance with their original terms, interest income would have increased by $3.3 million, $1.5 million, and $909,000 for the years ended December 31, 2025, 2024 and 2023, respectively. The amount of cash basis interest income that was recognized on these loans during the years ended December 31, 2025, 2024 and 2023, was $1.0 million, $821,000, and $358,000, respectively.

At December 31, 2025 and 2024, there were no loans past due 90 days or more still accruing interest.

PCD loans were loans acquired at a discount primarily due to deteriorated credit quality. These loans were initially recorded at fair value at acquisition, based upon the present value of expected future cash flows, with no related allowance for credit losses. Loans acquired in a business combination are recorded in accordance with ASC Topic 326, which requires loans as of the acquisition date, which have experienced a more than insignificant deterioration in credit quality since origination, to be classified as PCD loans.

At December 31, 2025 and 2024, PCD loans acquired in the Stewardship Financial Corporation acquisition totaled $1.1 million and $1.2 million, respectively, PCD loans acquired in the Freehold Bank acquisition totaled $44,000 and $241,000, respectively, and PCD loans acquired in the RSI Bank acquisition totaled $8.3 million and $10.3 million, respectively. PCD loans acquired in 2025 in conjunction with the purchase of equipment finance loans totaled $1.0 million at December 31, 2025, and charge-offs related to these purchased loans totaled $3.2 million during the year ended December 31, 2025.

We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure. At December 31, 2025, the Company held no real estate owned. At December 31, 2024, the Company held one commercial property with a carrying value of $1.3 million in other real estate owned, which was sold in June 2025. At December 31, 2025, we had nine residential mortgage loans with carrying values totaling $2.5 million and four home equity loans with carrying value totaling $585,000, collateralized by residential real estate, which were in the process of foreclosure. At December 31, 2024, we had four residential mortgage loans with carrying values totaling $1.1 million collateralized by residential real estate which were in the process of foreclosure.

The balance of the allowance for credit losses is based on expected loss methodology, referred to as the "CECL" methodology. The loan portfolio segmentation includes seven portfolio segments taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. Accrued interest receivable on loans receivable is reported as a component of accrued interest receivable in the Consolidated Statements of Financial Condition, which totaled $34.7 million and $33.5 million at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The following tables summarize loans receivable (including PCD loans) and allowance for credit losses by portfolio segment and impairment method at December 31, 2025 and 2024:

	December 31, 2025
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually analyzed loans	$—	$—	$—	$—	$—	$—	$—	$—
Collectively analyzed loans	13,280	10,647	18,563	6,617	16,753	1,289	6	67,155
Loans acquired with deteriorated credit quality	3	—	29	—	14	—	—	46
Total	$13,283	$10,647	$18,592	$6,617	$16,767	$1,289	$6	$67,201

Total loans:
Individually analyzed loans	$10,988	$300	$5,492	$5,923	$13,658	$1,262	$—	$37,623
Collectively analyzed loans	2,547,264	1,677,313	2,507,768	463,515	753,134	253,864	2,895	8,205,753
Loans acquired with deteriorated credit quality	1,267	—	7,891	—	1,284	—	—	10,442
Total loans	$2,559,519	$1,677,613	$2,521,151	$469,438	$768,076	$255,126	$2,895	$8,253,818

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

The following tables presents the modifications of loans to borrowers experiencing financial difficulty that were modified during the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended December 31, 2025
	Amortized Cost	Interest Rate Reduction	Term Extension	Combination of Term Extension and Interest Rate Reduction	% of Total Class of Loans Receivable
	(Dollars in thousands)

Commercial real estate	$12,385	$—	$9,395	$2,990	0.49%
Commercial business	11,771	673	7,000	4,098	1.54
Total loans	$24,156	$673	$16,395	$7,088	0.29%

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

	For the Year Ended December 31, 2024
	Amortized Cost	Interest Rate Reduction	Term Extension	% of Total Class of Loans Receivable
	(Dollars in thousands)

Commercial real estate	$1,536	$1,536	$—	0.07%
Commercial business	5,630	—	5,630	0.91
Total loans	$7,166	$1,536	$5,630	0.09%

	For the Year Ended December 31, 2023
	Amortized Cost	Term Extension	Combination of Term Extension, Interest Rate Reduction and Principal Forgiveness	% of Total Class of Loans Receivable
	(Dollars in thousands)

Commercial real estate	$1,038	$1,038	$—	—%
Construction	2,317	2,317	—	0.50
Commercial business	5,240	240	5,000	1.00
Total loans	$8,595	$3,595	$5,000	0.10%

The following table describes the types of modifications of loans to borrowers experiencing financial difficulty during the years ended December 31, 2025, 2024, and 2023:

For the Year Ended December 31, 2025
Type of Modifications

Commercial real estate	Term extensions ranging between 15 and 17 months
Commercial business	Interest rate reduction and/or term extensions ranging between 12 and 60 months

For the Year Ended December 31, 2024
Type of Modifications

Commercial real estate	Interest rate reduction
Commercial business	Term extensions ranging between 15 and 60 months

For the Year Ended December 31, 2023
Type of Modifications

Commercial real estate	12 month term extension
Construction	12 month term extension
Commercial business	12 month term extension, interest rate reduction, and/or principal forgiveness

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The Company closely monitors the performance of modifications of loans to borrowers experiencing financial difficulty to understand the effectiveness of these modification efforts. During 2025, the Company extended an additional $1.0 million of credit to provide additional working capital to supplement reduced federal funding support, to a commercial business customer whose loan had been previously modified. The Company did not extend any commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the years ended December 31, 2024 and 2023.

The following tables presents the aging analysis of modifications of loans to borrowers experiencing financial difficulty at December 31, 2025, 2024, and 2023:

	December 31, 2025
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)

Commercial real estate	$12,328	$—	$—	$—	$—	$12,328
Commercial business	10,488	—	—	—	1,308	11,796
Total loans	$22,816	$—	$—	$—	$1,308	$24,124

	December 31, 2024
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)

Commercial real estate	$1,520	$—	$—	$—	$1,029	$2,549
Commercial business	1,759	39	—	—	2,050	3,848
Total loans	$3,279	$39	$—	$—	$3,079	$6,397

	December 31, 2023
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)

Commercial real estate	$1,035	$—	$—	$—	$—	$1,035
Construction	2,317	—	—	—	—	2,317
Commercial business	—	—	4,917	—	237	5,154
Total loans	$3,352	$—	$4,917	$—	$237	$8,506

The activity in the allowance for credit losses on loans for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)

Balance at beginning of period	$59,958	$55,096	$52,803
Initial allowance related to PCD loans	3,202	—	—
Provision for credit losses	9,822	14,451	4,787
Recoveries	1,443	609	1,000
Charge-offs	(7,224)	(10,198)	(3,494)
Balance at end of period	$67,201	$59,958	$55,096

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2025, 2024, and 2023, are as follows:

	For the Year Ended December 31, 2025
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Balance at beginning of period	$13,173	$9,542	$15,969	$6,703	$13,112	$1,452	$7	$59,958
Initial allowance related to PCD loans	—	—	—	—	3,202	—	—	3,202
Provision for (reversal of) credit losses	37	1,105	2,741	(36)	6,071	(253)	157	9,822
Recoveries	73	—	1	3	1,269	90	7	1,443
Charge-offs	—	—	(119)	(53)	(6,887)	—	(165)	(7,224)
Balance at end of period	$13,283	$10,647	$18,592	$6,617	$16,767	$1,289	$6	$67,201

	For the Year Ended December 31, 2024
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)

Balance at beginning of period	$13,017	$8,742	$15,757	$7,758	$7,923	$1,892	$7	$55,096
Provision for (reversal of) credit losses	147	800	296	(1,059)	14,467	(459)	259	14,451
Recoveries	11	—	36	4	536	19	3	609
Charge-offs	(2)	—	(120)	—	(9,814)	—	(262)	(10,198)
Balance at end of period	$13,173	$9,542	$15,969	$6,703	$13,112	$1,452	$7	$59,958

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The following tables present individually analyzed loans by segment, excluding PCD loans, at December 31, 2025 and 2024:

	At December 31, 2025
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$10,988	$10,992	$—
Multifamily	300	300	—
Commercial real estate	5,492	5,618	—
Construction	5,923	5,975	—
Commercial business loans	13,658	21,112	—
Consumer loans:
Home equity loans and advances	1,262	1,262	—
	37,623	45,259	—
With a specific allowance recorded:
	—	—	—
Total:
Real estate loans:
One-to-four family	10,988	10,992	—
Multifamily	300	300	—
Commercial real estate	5,492	5,618	—
Construction	5,923	5,975	—
Commercial business loans	13,658	21,112	—
Consumer loans:
Home equity loans and advances	1,262	1,262	—
Total loans	$37,623	$45,259	$—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The following table presents interest income recognized for individually analyzed loans by loan segment, excluding PCD loans, for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025		2024		2023
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$10,439	$6	$4,515	$16	$4,328	$196
Multifamily	2,024	—	2,383	1	420	19
Commercial real estate	6,445	57	9,818	204	16,234	694
Construction	4,734	—	—	—	—	—
Commercial business loans	10,924	36	11,761	100	6,134	331
Consumer loans:
Home equity loans and advances	735	2	245	3	646	42
Totals	$35,301	$101	$28,722	$324	$27,762	$1,282

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating, excluding PCD loans, at December 31, 2025 and 2024:

	Loans by Year of Origination at December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$93,590	$104,411	$148,597	$705,476	$687,522	$807,680	$—	$—	$2,547,276
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,099	1,841	3,024	805	4,207	—	—	10,976
Total One-to-Four Family	93,590	105,510	150,438	708,500	688,327	811,887	—	—	2,558,252
Gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily
Pass	233,695	32,267	135,839	345,763	316,250	562,566	—	—	1,626,380
Special mention	—	—	—	—	40,638	—	—	—	40,638
Substandard	—	—	—	10,595	—	—	—	—	10,595
Total Multifamily	233,695	32,267	135,839	356,358	356,888	562,566	—	—	1,677,613
Gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	410,896	113,417	173,838	459,278	357,327	923,667	—	—	2,438,423
Special mention	—	—	—	7,007	—	9,222	—	—	16,229
Substandard	3,692	—	350	12,258	1,486	40,822	—	—	58,608
Total Commercial Real Estate	414,588	113,417	174,188	478,543	358,813	973,711	—	—	2,513,260
Gross charge-offs	—	—	—	77	42	—	—	—	119

Construction
Pass	128,667	118,823	146,996	67,146	—	—	—	—	461,632
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,883	5,923	—	—	—	—	7,806
Total Construction	128,667	118,823	148,879	73,069	—	—	—	—	469,438
Gross charge-offs	$—	$—	$—	$53	$—	$—	$—	$—	$53

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)     Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business
Pass	$111,377	$142,106	$86,839	$58,117	$24,846	$41,814	$266,563	$—	$731,662
Special mention	—	—	—	—	—	44	100	—	144
Substandard	1,512	1,662	1,263	2,106	582	7,130	20,731	—	34,986
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Business	112,889	143,768	88,102	60,223	25,428	48,988	287,394	—	766,792
Gross charge-offs	295	634	926	2,097	753	2,182	—	—	6,887

Home Equity Loans and Advances
Pass	19,850	13,049	11,818	15,368	13,334	71,446	37,417	71,582	253,864
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	49	248	—	597	368	—	1,262
Total Home Equity Loans and Advances	19,850	13,049	11,867	15,616	13,334	72,043	37,785	71,582	255,126
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other Consumer Loans
Pass	2,381	37	49	24	—	50	354	—	2,895
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	2,381	37	49	24	—	50	354	—	2,895
Gross charge-offs	1	13	58	40	43	10	—	—	165

Total Loans	1,005,660	526,871	709,362	1,692,333	1,442,790	2,469,245	325,533	71,582	8,243,376
Total gross charge-offs	$296	$647	$984	$2,267	$838	$2,192	$—	$—	$7,224

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(8)    Office Properties and Equipment, net

Office properties and equipment less accumulated depreciation at December 31, 2025 and 2024 are summarized as follows:

	December 31,
	2025	2024
	(In thousands)

Land	$14,290	$14,623
Buildings	30,209	29,910
Land and building improvements	53,795	49,737
Leasehold improvements	30,284	28,258
Furniture and equipment	40,666	37,787
	169,244	160,315
Less accumulated depreciation and amortization	(86,259)	(78,543)
Total office properties and equipment, net	$82,985	$81,772

Land and building improvements at December 31, 2025 and 2024 included $1.7 million and $1.0 million, respectively, in construction in progress for the renovation of various office facilities. During the year ended December 31, 2025, the Bank classified a facility totaling $1.2 million as held-for-sale.

Depreciation and amortization expense for the years ended December 31, 2025, 2024 and 2023, amounted to $8.6 million, $8.2 million, $7.8 million, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(9)    Leases

The Company leases real estate property for branches and office space. At December 31, 2025 and 2024, all of the Company's leases are classified as operating leases.

The Company determines if an arrangement is a lease at inception. Topic 842 requires lessees to recognize a right-of-use asset and a lease liability, measured at the present value of the future minimum lease payments, at the lease commencement date. The calculated amount of the right-of-use asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of minimum lease payments. At December 31, 2025 and 2024, the weighted average remaining lease term for operating leases was 5.5 years and 5.7 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 3.39% and 3.30%, respectively.

The Company elected to account for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the years ended December 31, 2025 and 2024, operating and variable lease expenses totaled approximately $3.2 million and $2.8 million, respectively.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the years ended December 31, 2025 and 2024. At December 31, 2025, the Company had no leases which had not yet commenced.

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

	Lease Payment Obligations at December 31,
	2025	2024
	(In thousands)

One year or less	$4,658	$4,666
After one year to two years	3,850	4,232
After two years to three years	3,283	3,272
After three years to four years	2,296	2,809
After four years to five years	1,149	1,899
Thereafter	2,953	2,742
Total undiscounted cash flows	18,189	19,620
Discount on cash flows	(1,666)	(1,796)
Total lease liability	$16,523	$17,824

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(10)    Goodwill and Intangible Assets

Intangible assets at December 31, 2025 and 2024 are summarized as follows:

	December 31,
	2025	2024
	(In thousands)

Goodwill	$110,715	$110,715
Core deposit intangibles	6,946	8,964
Other intangible assets	1,248	—
Mortgage servicing rights	1,393	1,329
	$120,302	$121,008

Mortgage servicing rights' amortization expense for the years ended December 31, 2025, 2024, and 2023 amounted to $214,000, $241,000, and $239,000, respectively. Core deposit intangible amortization expense for the years ended December 31, 2025, 2024, and 2023 totaled $2.0 million, $2.2 million, and $2.4 million, respectively. Other intangible assets expense for the year ended December 31, 2025 totaled $152,000. During the years ended December 31, 2024 and 2023, there was no other intangible assets expense.

Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows:

Year Ended December 31,	Core Deposit Intangible Amortization
(In thousands)

2026	$1,829
2027	1,615
2028	1,361
2029	994
2030	657
Thereafter	490
Total	$6,946

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(11)    Deposits

Deposits at December 31, 2025 and 2024 are summarized as follows:

	December 31,
	2025		2024
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$1,517,399	—%	$1,438,030	—%
Interest-bearing demand	1,985,871	1.99	2,021,312	2.19
Money market accounts	1,465,028	2.59	1,241,691	2.82
Savings and club deposits	623,444	0.47	652,501	0.75
Certificates of deposit	2,852,337	3.80	2,742,615	4.24
Total deposits	$8,444,079	2.23%	$8,096,149	2.47%

The aggregate amount of certificates of deposit that meet or exceed $250,000 totaled approximately $723.3 million and $677.3 million at December 31, 2025 and 2024, respectively.

Within total deposits, brokered deposits totaled $46.2 million and $50.1 million at December 31, 2025 and 2024, respectively. The Company also offers its customers reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits, which totaled $262.1 million and $186.1 million as of December 31, 2025 and 2024, respectively.

Scheduled maturities of certificates of deposit accounts at December 31, 2025 and 2024 are summarized as follows:

	December 31,
	2025	2024
	(In thousands)

One year or less	$2,468,641	$2,422,249
After one year to two years	263,211	281,961
After two years to three years	86,017	21,909
After three years to four years	14,037	8,193
After four years	20,431	8,303
	$2,852,337	$2,742,615

Interest expense on deposits for the years ended December 31, 2025, 2024, and 2023 are summarized as follows:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)

Demand (including money market accounts)	$81,803	$88,337	$62,070
Savings and club deposits	4,015	5,130	2,231
Certificates of deposit	111,556	108,916	60,861
	$197,374	$202,383	$125,162

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)    Borrowings

Borrowings at December 31, 2025 and 2024 are summarized as follows:

	December 31,
	2025	2024	2025	2024
	Balance		Weighted Average Interest Rate
	(In thousands)

FHLB advances	$1,176,415	$1,073,564	4.17%	4.42%
Junior subordinated debentures	7,057	7,036	6.92	7.56
	$1,183,472	$1,080,600	4.19%	4.44%

At December 31, 2025 and 2024, the Company had no outstanding overnight lines of credit with the FHLB. Interest expense on overnight advances for the years ended December 31, 2025, 2024, and 2023, were $45,000, $18,000, and $923,000, respectively.

At December 31, 2025, the Bank could borrow funds from the FHLB under an overnight advance program up to the Bank's maximum borrowing capacity based on the ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital. Additionally, at both December 31, 2025 and 2024, the Bank had unused correspondent bank lines of credit with an aggregate overnight borrowing capacity of $150.0 million.

At December 31, 2025, FHLB advances were at fixed rates with maturities between January 2026 and November 2030 and at December 31, 2024, FHLB advances were at fixed rates with maturities between January 2025 and October 2029. At December 31, 2025 and 2024, FHLB advances were collateralized by FHLB capital stock owned by the Bank, and loans with carrying values totaling $3.2 billion and $3.6 billion, respectively. Loans securing advances consists of one-to-four family, multifamily and commercial and home equity real estate loans. At December 31, 2025 and 2024, FHLB advances were also collateralized by securities with carrying values totaling $16.2 million and $15.4 million, respectively. Interest expense on fixed rate FHLB advances for the years ended December 31, 2025, 2024, and 2023, were $51.3 million, $70.4 million, and $61.5 million, respectively.

At December 31, 2025 and 2024, short-term FHLB advances totaling $393.7 million and $378.7 million, respectively, were designated as hedged items as part of a cash flow hedging program. See note 21 for information regarding these transactions.

Scheduled maturities of FHLB advances are summarized as follows:

Year Ended December 31, 2025
(In thousands)

One year or less	$525,726
After one year to two years	225,139
After two years to three years	180,550
After three years to four years	225,000
After four years	20,000
Total FHLB advances	$1,176,415

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)    Borrowings (continued)

During 2021, the Company entered into a $30.0 million unsecured term note with a third party at a fixed interest rate of 3.35% and a maturity date of December 21, 2024. During the fourth quarter of 2023, this note was paid in full. Interest expense on the term note, for the years ended December 31, 2025, 2024, and 2023 was $0, $0, and $823,000, respectively.

During 2021, the Company also established a $30.0 million unsecured revolving credit facility with a third party at a variable rate indexed to the prime rate as published by the Wall Street Journal. During 2023, the Company utilized $1.5 million of the credit line and repaid it in full as of December 31, 2023. During the fourth quarter of 2023, this credit facility was terminated. Interest expense on the revolving credit facility for the years ended December 31, 2025, 2024 and 2023 was $0, $0, and $95,000, respectively.

At December 31, 2025 and 2024, the carrying value of junior subordinated debt balances was $7.1 million and $7.0 million, respectively. The balance outstanding at December 31, 2025 and 2024 represents debentures issued in 2003 by Stewardship Statutory Trust (the "Trust"), a statutory business trust that was acquired in the Stewardship merger. These floating rate debentures mature on September 17, 2033 and adjust quarterly at a rate of three-month SOFR plus 2.95%. At December 31, 2025 and 2024 the rate of interest was 6.92% and 7.56%, respectively. Interest expense for the years ended December 31, 2025, 2024, and 2023 was $562,000, $640,000, and $624,000, respectively.

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

Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of December 31, 2025 and 2024, each of the Company and Columbia Bank exceeded all capital adequacy requirements to which it is subject.

Based upon most recent notification from federal banking regulators, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank's category.

The following tables presents the Company's and the Columbia Bank's actual capital amounts and ratios at December 31, 2025 and 2024 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Stockholders' Equity (continued)

Regulatory Capital (continued)

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements With Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At December 31, 2025:
Total capital (to risk-weighted assets)	$1,196,057	14.92%	$641,506	8.00%	$841,976	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,125,002	14.03	481,129	6.00	681,600	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,117,785	13.94	360,847	4.50	561,317	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,125,002	10.27	438,061	4.00	438,061	4.00	N/A	N/A

At December 31, 2024:
Total capital (to risk-weighted assets)	$1,131,159	14.20%	$637,077	8.00%	$836,164	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,067,445	13.40	477,808	6.00	676,895	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,060,228	13.31	358,356	4.50	557,443	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,067,445	10.02	426,319	4.00	426,319	4.00	N/A	N/A

Columbia Bank
At December 31, 2025:
Total capital (to risk-weighted assets)	$1,129,574	14.09%	$641,534	8.00%	$842,014	10.50%	$801,918	10.00%
Tier 1 capital (to risk-weighted assets)	1,058,519	13.20	481,151	6.00	681,630	8.50	641,534	8.00
Common equity tier 1 capital (to risk-weighted assets)	1,058,519	13.20	360,863	4.50	561,342	7.00	521,247	6.50
Tier 1 capital (to adjusted total assets)	1,058,519	9.67	438,029	4.00	438,029	4.00	547,536	5.00

At December 31, 2024:
Total capital (to risk-weighted assets)	$1,090,717	14.41%	$605,734	8.00%	$795,025	10.50%	$757,167	10.00%
Tier 1 capital (to risk-weighted assets)	1,027,003	13.56	454,300	6.00	643,592	8.50	605,734	8.00
Common equity tier 1 capital (to risk-weighted assets)	1,027,003	13.56	340,725	4.50	530,017	7.00	492,159	6.50
Tier 1 capital (to adjusted total assets)	1,027,003	9.64	425,935	4.00	425,935	4.00	532,419	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)    Stockholders' Equity (continued)

Stock Repurchase Program

On September 5, 2025, the Company announced that its Board of Directors authorized the Company's seventh stock repurchase program to acquire up to 1,800,000 shares, or approximately 1.7% of the Company's then issued and outstanding common stock. As of December 31, 2025, there were 926,696 shares authorized and remaining to be purchased under this program.

On May 25, 2023, the Company announced that its Board of Directors authorized the Company's sixth stock repurchase program to acquire up to 2,000,000 shares, or approximately 1.9% of the Company's then issued and outstanding common stock. This program expired in 2024 prior to its completion.

During the years ended December 31, 2025, 2024, and 2023 the Company repurchased 873,304 shares at a cost of approximately $13.4 million, or 15.29 per share, 365,116 shares at a cost of approximately $5.9 million, or $16.14 per share, and 4,242,693 shares at a cost of approximately $80.5 million, or $18.97 per share, respectively under these programs. Repurchased shares are held as treasury stock and are available for general corporate purposes.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan"), Post-retirement Plan, and Split-Dollar Life Insurance Plans

The Company maintains a single employer, tax-qualified defined benefit pension plan (the "Pension Plan") which covers full-time employees hired prior to October 1, 2018, that satisfied the Pension Plan's eligibility requirements. The benefits are based on years of service and the employee's average compensation for the highest five consecutive years of employment.

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

The Company also provides life insurance benefits to eligible employees under an endorsement split-dollar life insurance program. The Company recognizes a liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits post-retirement. Through its mergers, the Company recognized additional liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits post-retirement under the benefit programs of certain other previously acquired banks.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, and Split-Dollar Life Insurance Plans (cont'd)

The following table sets forth information regarding the Pension Plan, RIM, Post-retirement Plan and Split-Dollar Life Insurance Plans at December 31, 2025 and 2024:

	At December 31,
	2025	2024	2025	2024	2025	2024	2025	2024
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$246,890	$255,868	$12,812	$13,550	$22,271	$21,148	$15,791	$16,957
Service cost	3,786	4,504	209	245	206	269	229	229
Interest cost	13,092	12,784	675	649	1,148	1,118	864	834
Actuarial loss (gain)	7,396	(15,168)	293	(1,287)	(369)	(2,150)	1,203	(2,102)
Benefits paid	(16,225)	(11,098)	(455)	(345)	(1,071)	(617)	—	(127)
Impact of plan merger (1)	—	—	—	—	—	2,503	—	—
Benefit obligation at end of year	254,939	246,890	13,534	12,812	22,185	22,271	18,087	15,791

Change in plan assets:
Fair value of plan assets at beginning of year	477,763	453,559	—	—	—	—	—	—
Actuarial return gain on plan assets	59,150	35,302	—	—	—	—	—	—
Employer contributions	—	—	455	345	1,071	617	—	127
Benefits paid	(16,225)	(11,098)	(455)	(345)	(1,071)	(617)	—	(127)
Impact of plan merger (1)	—	—	—	—	—	—	—	—
Fair value of plan assets at end of year	520,688	477,763	—	—	—	—	—	—
Funded status at end of year	$265,749	$230,873	$(13,534)	$(12,812)	$(22,185)	$(22,271)	$(18,087)	$(15,791)

(1) During 2024, the RSI Post-retirement Plan was merged into the Columbia Bank Post-retirement Plan.

At December 31, 2025 and 2024, the unfunded liability for the RIM Plan and Post-retirement Plan of $13.5 million and $12.8 million, and $22.2 million and $22.3 million, respectively, was included in other liabilities in the Consolidated Statements of Financial Condition, and the over-funded pension benefits associated with the Pension Plan totaling $265.7 million and $230.9 million, respectively, were included in other assets in the Consolidated Statements of Financial Condition.

The actuarial gains/losses related to the change in benefit obligations for the year ended December 31, 2025 resulted from a decrease in the discount rates and the update of census data. The actuarial gains related to the change in the benefit obligations for the year ended December 31, 2024 resulted from an increase in the discount rates and the update of census data.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, and Split-Dollar Life Insurance Plans (cont'd)

The components of accumulated other comprehensive income related to the Pension Plan, RIM Plan, and Post-retirement Plan and Split-Dollar Life Insurance Plan on a pre-tax basis, at December 31, 2025, 2024, and 2023, are summarized in the following table:

	At December 31,
	2025				2024
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
	(In thousands)

Unrecognized prior service costs	$—	$—	$—	$133	$—	$—	$—	$183
Unrecognized net actuarial loss (income)	23,672	998	(2,207)	(794)	40,412	704	(1,835)	(2,086)
Total accumulated other comprehensive loss (income)	$23,672	$998	$(2,207)	$(661)	$40,412	$704	$(1,835)	$(1,903)

	At December 31, 2023
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
	(In thousands)

Unrecognized prior service costs	$—	$—	$—	$238
Unrecognized net actuarial loss	59,463	2,102	787	16
Total accumulated other comprehensive loss	$59,463	$2,102	$787	$254

Net periodic (income) benefit cost for the Pension Plan, RIM Plan, Post-retirement Plan and Split-Dollar Life Insurance plan benefits for the years ended December 31, 2025 and 2024, and 2023, includes the following components:

	For the Year Ended December 31, 2025
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$3,786	$209	$206	$229	Compensation and employee benefits
Interest cost	13,092	675	1,148	864	Other non-interest expense
Expected return on plan assets	(35,014)	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	50	Other non-interest expense
Net (income)	—	—	—	(89)	Other non-interest expense
Net periodic (income) benefit cost	$(18,136)	$884	$1,354	$1,054

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

There were no contributions made to the Pension Plan during the year ended December 31, 2025.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, and Split-Dollar Life Insurance Plans (cont'd)

The weighted average actuarial assumptions used in the plan determinations at and for the years ended December 31, 2025, 2024, and 2023 were as follows:

	At and For the Year Ended December 31, 2025
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
Weighted average assumptions used to determine benefit obligation:
Discount rate	5.65%	5.45%	5.49%	5.74%
Rate of compensation increase	4.50	4.50	N/A	4.50
Weighted average assumptions used to determine net periodic benefit cost:
Discount Rates:
Benefit obligation	5.76%	5.67%	5.66%	5.81%
Remeasurement rate	5.66	N/A	N/A	N/A
Service cost	5.89	5.77	5.88	5.96
Remeasurement rate	5.89	N/A	N/A	N/A
Interest cost	5.47	5.40	5.36	5.56
Remeasurement rate	5.21	N/A	N/A	N/A
Expected rate of return on plan assets	7.30	N/A	N/A	N/A
Remeasurement rate	N/A	N/A	N/A	N/A
Rate of compensation increase	4.50	4.50	N/A	4.50

	At and For the Year Ended December 31, 2024
	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
Weighted average assumptions used to determine benefit obligation:
Discount rate	5.76%	5.67%	5.66%	5.81%
Rate of compensation increase	4.50	4.50	N/A	4.50
Weighted average assumptions used to determine net periodic benefit cost:
Discount Rates:
Benefit obligation	5.07%	5.01%	4.96%	5.11%
Remeasurement rate	5.51	N/A	N/A	N/A
Service cost	5.16	5.09	5.79	5.23
Remeasurement rate	5.60	N/A	N/A	N/A
Interest cost	4.96	4.89	4.87	4.99
Remeasurement rate	5.37	N/A	N/A	N/A
Expected rate of return on plan assets	7.25	N/A	N/A	N/A
Remeasurement rate	N/A	N/A	N/A	N/A
Rate of compensation increase	4.50	4.50	N/A	4.50

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

For measurement purposes in the Post-retirement Plan, the fiscal year 2025 weighted average health care cost trend rate assumption was 7.85% for pre-65-year olds and 10.15% for post-65 year olds, decreasing ratably to 4.50% through 2036, and the net periodic benefit cost was 8.30% for pre-65-year olds and 10.75% for post-65 year olds in 2024, decreasing ratably to 4.50% through 2035.

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

The Company compares this rate to certain market indices, such as long-term treasury bonds, or pension liability indices, for reasonableness. The Company's expected return on plan assets assumption is based on historical investment return rate experience, evaluation of input from the trustee managing the pension plan's assets and Columbia Bank's Retirement and Savings and Investment Committee which has responsibility for managing these assets. The expected return on pension plan assets is also impacted by the target allocation of assets, which is based on the Company's goal of earning the highest rate of return while maintaining risk at acceptable levels.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, and Split-Dollar Life Insurance Plans (cont'd)

Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years and thereafter are as follows:

For the Year Ended December 31,	Pension Plan	RIM Plan	Post-retirement Plan	Split-Dollar Life Insurance
	(In thousands)

2026	$13,772	$727	$1,670	$656
2027	14,731	872	1,771	731
2028	15,619	945	1,803	807
2029	16,373	992	1,808	881
2030	17,022	1,021	1,738	953
2031 - 2035	90,351	5,266	8,190	5,784

The weighted average asset allocation of pension assets at December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024

Domestic equities	34.4%	33.5%
Foreign equities	11.2	9.9
Fixed income	53.7	54.9
Cash	0.7	1.7
Total	100.0%	100.0%

Management, under the direction of Columbia Bank's Pension Committee, strives to have pension assets sufficiently diversified so that adverse or unexpected results from one security class will not have a significant detrimental impact on the entire portfolio. The 2025 target allocation of assets and acceptable ranges around the targets are as follows:

Allowable Range
Equities	30 - 60%
Fixed income	40 - 70%
Cash	0 - 10%

Columbia Bank's Retirement and Savings and Investment Committee engages an investment management advisory firm to regularly monitor the performance of the asset managers and ensure they are within compliance with policy. The maximum and minimum of the range for each class is based on the fair value of the assets in the fund. If changes in fair value should lead to allocations outside these boundaries, management shall adjust exposure back to the established guidelines within 90 days or reevaluate the guidelines.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, and Split-Dollar Life Insurance Plans (cont'd)

The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the Statements of Net Assets Available for Plan Benefits at December 31, 2025 and 2024, respectively. A financial instrument's level within the fair value hierarchy's is based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2025
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Money market mutual funds	$3,585	$3,585	$—	$—
Mutual funds - value stock fund	11,290	11,290	—	—
Mutual funds - fixed income	279,384	279,384	—	—
Mutual funds - international stock	58,293	58,293	—	—
Mutual funds - institutional stock index	168,136	168,136	—	—
	$520,688	$520,688	$—	$—

	December 31, 2024
		Fair Value Measurements
	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Money market mutual funds	$8,229	$8,229	$—	$—
Mutual funds - value stock fund	10,447	10,447	—	—
Mutual funds - fixed income	262,148	262,148	—	—
Mutual funds - international stock	47,314	47,314	—	—
Mutual funds - institutional stock index	149,625	149,625	—	—
	$477,763	$477,763	$—	$—

Money market and other mutual funds are reported at fair value in the tables above utilizing exchange quoted prices in active markets for identical instruments (Level 1 inputs).

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Pension Plan and Post-retirement Plan Acquired-RSI

Through the acquisition of RSI Bank on May 1, 2022, the Company acquired a funded pension plan and a non-funded post-retirement plan (the "RSI Pension Plan"). Effective September 30, 2023, the RSI Pension Plan was merged, and all liabilities were transferred into the Columbia Bank Pension Plan. Effective January 1, 2024, the RSI Post-retirement Plan was merged, and all assets were transferred into the Columbia Bank Post-retirement Plan.

There were no unfunded liabilities at December 31, 2025, and no net periodic (income) expense for these plans for the years ended December 31, 2025 and 2024, due to the merger of the RSI plans into the Columbia Bank Plans.

Net periodic (income) benefit cost for the RSI Pension Plan and RSI Post-retirement Plan for the year ended December 31, 2023 includes the following components:

	For the Year Ended
	December 31, 2023
	Pension Plan	Post-retirement Plan	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$—	$67	Compensation and employee benefits
Interest cost	305	107	Other non-interest expense
Expected return on plan assets	(487)	—	Other non-interest expense
Amortization:
Net loss	—	(61)	Other non-interest expense
Net periodic (income) benefit cost	$(182)	$113

The weighted average actuarial assumptions used in the assumed determinations at and for the year ended 2023 were as follows:

	At or For the Year Ended December 31, 2023
	Pension Plan	Post-retirement Plan
Weighted average assumptions used to determine benefit obligation:
Discount rate	—%	5.16%
Rate of compensation increase	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost:
Discount Rates:
Benefit obligation	5.24%	5.16%
Expected rate of return on plan assets	7.00%	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Bank-owned life insurance ("BOLI")

The Company has BOLI, which is a tax-advantaged transaction that is used to partially fund obligations associated with employee compensation and benefit programs. Policies are purchased insuring officers of the Company using a single premium method of payment. BOLI is accounted for using the cash surrender value and the increase in cash surrender value is included in non-interest income in the Consolidated Statements of Income. At December 31, 2025 and 2024, the Company had $283.1 million and $274.9 million, respectively, in BOLI. BOLI income for the years ended December 31, 2025, 2024, and 2023 was $8.2 million, $7.3 million, and $10.1 million, respectively. In 2024, the Company initiated a BOLI 1035 Exchange, which was completed in 2025, and resulted in enhanced returns on this product.

Savings Income Maintenance Deferred Compensation Plan (the "SIM Plan")

Columbia Bank also maintains a non-qualified defined contribution plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the 401(k) Plan under tax law limits for tax-qualified plans. The contribution expense for the years ended December 31, 2025, 2024, and 2023, was approximately $1,000, $12,000, and $40,000, respectively.

401(k) Plans

Columbia Bank has a 401(k) plan covering substantially all employees of the Bank. Columbia Bank may match a percentage of the first 3.00% to 4.50% contributed by participants. The Bank's matching contribution, if any, is determined by the Board of Directors in its sole discretion. The Company expense for the years ended December 31, 2025, 2024, and 2023, was approximately $2.9 million, $2.1 million, and $3.0 million respectively.

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

Each year, Columbia Bank makes discretionary contributions to the ESOP, which are equal to principal and interest payments required on the term loan. Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and is held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released from the suspense account are allocated among the participants on the basis of compensation, as described by the ESOP in the year of allocation.

The ESOP shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares during the year, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense for the years ended December 31, 2025, 2024, and 2023 was $3.4 million, $3.8 million and $4.1 million, respectively.

The ESOP shares were as follows:

	At December 31,
	2025	2024
	(In thousands)

Allocated shares	1,511	1,324
Unearned shares	2,793	3,021
Total ESOP shares	4,304	4,345
Fair value of unearned ESOP shares	$43,412	$47,757

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

SERP Plans

Columbia Bank has a SERP, which is a non-qualified plan which provides supplemental retirement benefits to eligible officers (those designated by the Board of Directors) of the Company who are prevented from receiving the full benefits contemplated by the ESOP's benefit formulas under tax law limits for tax-qualified plans. SERP compensation (benefit) expense for the years ended December 31, 2025, 2024, and 2023, was $40,000, $46,000, and $(32,000), respectively.

The Company also has a Supplemental Executive Retirement Plan for certain executives as designated by the Board of Directors to provide non-qualified retirement benefits to participants. For the years ended December 31, 2025 and 2024, the Company recorded an expense of $194,000 and $96,000, respectively, in connection with this Plan. There was no expense recorded in connection with this plan for the year ended December 31, 2023.

Through the acquisition of Roselle Bank, the Company acquired a non-contributory defined benefit supplemental executive retirement plan with the only participant being the former president of Roselle Bank. For the years ended December 31, 2025, 2024, and 2023, the Company recorded a net periodic benefit cost of $18,000, $19,000, and $20,000, respectively, in connection with this plan.

Through the acquisition of Freehold Bank, the Company acquired a non-contributory defined benefit supplemental executive plan with the only participant being the former president of Freehold Bank. For the years ended December 31, 2025, 2024, and 2023 the Company recorded a net periodic benefit cost of $14,000, $4,000, and $2,000 respectively, in connection with this plan. At December 31, 2025, this plan was merged into the Roselle Bank supplemental executive retirement plan for financial reporting purposes.

Director Retirement Income Plan

Through the acquisition of Freehold Bank, the Company acquired a Director Retirement Income Plan, which provides former retired directors a benefit equal to $12,000 per annum, payable in equal installments over 120 months when the director reaches emeritus age, as defined by the plan. At December 31, 2024, the Company had an accrued liability of $354,000 related to this plan. For the years ended December 31, 2025, 2024, and 2023 the net periodic benefit cost (income) recorded in connection with this plan was $15,000, $(1,000) and $(24,000), respectively. At December 31, 2025, the Company had no accrued liability related to this plan as it was merged into the Roselle Bank supplemental executive retirement plan for financial statement purposes.

Executive Incentive Retirement Plan

Through the acquisition of RSI Bank, the Company acquired an executive incentive retirement plan. At December 31, 2025 and 2024, the Company had an accrued liability of $269,000 and $255,000, respectively, related to this plan. For the years ended December 31, 2025, 2024, and 2023, the expense recorded in connection with this plan was $20,000, $2,000 and $11,000, respectively.

Board of Directors and Executive Deferred Compensation Plan and Key Life Insurance Plan

Through the acquisition of RSI Bank, the Company acquired a deferred compensation plan for the former Board of Directors and executives. Under the terms of the plan, for directors who elected not to receive directors' fees for a period of five years, their fees were used to purchase key insurance on the life of each director in the amount calculated to meet the Company's obligations under the plan. Benefits payable under the plan, which accrue in accordance with a ten year schedule, consist of monthly payments commencing at age 65 or five years from the date the plan was implemented for those participants who already reached age 65. At December 31, 2025 and 2024, the Company had an accrued liability of $161,000 and $227,000, respectively, related to this plan. For the years ended December 31, 2025, 2024 and 2023, the expense recorded in connection with this plan was $7,000, $9,000 and $11,000, respectively.

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

At December 31, 2025, there were 207,594 shares remaining available for future restricted stock awards, and 1,171,755 shares remaining available for future stock option grants under the plan.

    Restricted shares granted under the 2019 Plan generally vest in equal installments, over the performance or service periods ranging from one year to five years, beginning one year from the date of grant. A portion of restricted shares awarded are performance awards, which vest upon the satisfactory attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite performance or service period. During the years ended December 31, 2025, 2024, and 2023, approximately $2.7 million, $3.5 million, and $4.1 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 438,894 non-vested restricted shares outstanding at December 31, 2025 is approximately $3.1 million over a weighted average period of 1.2 years.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Stock Based Compensation (continued)

The following is a summary of the Company's restricted stock activity during the years ended December 31, 2025 and 2024:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2024	435,541	$16.77
Grants	250,830	16.57
Vested	(237,882)	16.88
Forfeited	(5,930)	17.23
Non-vested at December 31, 2024	442,559	$16.59
Grants	209,256	16.04
Vested	(129,634)	17.44
Forfeited	(83,287)	16.27
Non-vested at December 31, 2025	438,894	$16.14

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

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the years ended December 31, 2025, 2024, and 2023, approximately $2.1 million, $3.0 million, and $3.9 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 659,453 non-vested options outstanding at December 31, 2025 is $2.6 million over a weighted average period of 2.0 years.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Employee Benefit Plans (continued)

Stock Based Compensation (continued)

The following is a summary of the Company's option activity during the years ended December 31, 2025 and 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2024	3,584,069	$16.20	6.1	$11,602,267
Granted	305,075	16.52	—	—
Exercised	(86,920)	15.87	—	—
Expired	(16,788)	16.94	—	—
Forfeited	(28,404)	16.90	—	—
Outstanding, December 31, 2024	3,757,032	$16.22	5.4	$574,569
Granted	454,327	16.23	—	—
Exercised	(5,837)	16.10	—	—
Expired	(108,731)	16.17	—	—
Forfeited	(71,076)	16.36	—	—
Outstanding, December 31, 2025	4,025,715	$16.22	4.8	—
Options exercisable at December 31, 2025	3,366,262	$16.22	4.0	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

During the years ended December 31, 2025, 2024 and 2023, the aggregate intrinsic value of options exercised was approximately $4,000, $261,000, and $154,000, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)    Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Current:
Federal	$1,922	$967	$3,488
State	150	762	3,102
Total current	2,072	1,729	6,590

Deferred:
Federal	9,188	(3,426)	6,615
State	4,963	(2,560)	(3,240)
Total deferred	14,151	(5,986)	3,375
Total income tax expense (benefit)	$16,223	$(4,257)	$9,965

The Company reported deferred tax (benefit) of $(10.9) million, $(21.6) million, and $(11.5) million for the years ended December 31, 2025, 2024, and 2023, respectively, related to the net unrealized gains (losses) on securities available for sale, which is reported in accumulated other comprehensive income, net of tax. Additionally, the Company recorded a deferred tax (benefit) expense of $(26,000), $378,000, and $218,000, respectively, related to the reclassification adjustment of actuarial net (loss) gain on employee benefit obligations, which is reported in accumulated other comprehensive income, net of tax.

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory federal income tax rate of 21% is as follows:

	Years Ended December 31,
	2025		2024		2023
	(Dollars in thousands)
	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal tax at statutory tax rate	$14,278	21.00%	$(3,341)	21.00%	$9,670	21.00%
State and local income taxes, net of federal income tax effect (1)	4,039	5.94	(1,420)	8.93	(103)	(0.22)
Low-income housing tax credit, net of amortization (2)	(155)	(0.23)	152	(0.96)	148	0.32
Nontaxable or nondeductible items
ESOP fair market value adjustment	240	0.35	323	(2.03)	383	0.83
162(m)	39	0.06	505	(3.17)	549	1.19
Income from bank-owned life insurance	(1,719)	(2.53)	(1,265)	7.95	(1,865)	(4.05)
Other, net (3)	(499)	(0.73)	789	(4.96)	1,183	2.57
Total income tax expense (benefit)	$16,223	23.86%	$(4,257)	26.76%	$9,965	21.64%

(1) State income taxes in New Jersey and New York make up the majority (greater than 50%) of the tax effect in this category.
(2) Low-income housing tax credits are presented net of the related proportional amortization.
(3) The non-taxable or non-deductible items represents non-taxable interest income, non-deductible FDIC premiums, and other non-deductible expenses. None of these items individually or in the aggregate exceed the 5% quantitative threshold for separate disaggregation in the current year.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)    Income Taxes (continued)

The net deferred tax asset/liability is included in other assets/liabilities in the Consolidated Statements of Financial Condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are as follows:

	At December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$18,650	$16,684
Post-retirement benefits	7,527	6,294
Deferred compensation	1,465	1,755
Retirement Income Maintenance plan	3,479	3,369
ESOP	1,315	1,240
Stock-based compensation	1,719	3,098
Net unrealized losses on debt securities and defined benefit plans	29,117	42,715
Federal and State NOLs	12,748	24,129
Alternative minimum assessment carryforwards	2,156	2,156
Lease liability	4,585	4,960
Other items	5,809	5,066
Gross deferred tax assets	88,570	111,466
Valuation allowance	—	—
	88,570	111,466
Deferred tax liabilities:
Pension expense	80,321	75,489
Depreciation	1,931	2,448
Deferred loan costs	14,262	13,490
Intangible assets	1,586	1,590
Lease right-of-use asset	4,354	4,700
Other items	1,434	1,318
Total gross deferred tax liabilities	103,888	99,035
Net deferred tax (liability) asset	$(15,318)	$12,431

Retained earnings at both December 31, 2025 and 2024 includes approximately $21.5 million, respectively, for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)    Income Taxes (continued)

The following table presents income taxes paid:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)

Federal taxes	$—	$(44)	$8,400
State taxes :
New Jersey	(115)	821	436
New York	103	119	117
New York City	12	43	300
Other(1)	2	1	—
Total	$2	$940	$9,253

(1) The amount of income taxes paid during these years does not meet the 5% disaggregation threshold.

Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets. At both December 31, 2025 and 2024, the Company's had no valuation allowance recorded.

The Company had federal net operating losses of approximately $1.9 million and $42.7 million at December 31, 2025 and 2024, respectively. Net operating losses have an indefinite carryover subject to an 80% taxable income utilization and are subject to an annual limitation under Code Section 382.

The Company had New Jersey net operating loss carryforwards of $173.2 million and $236.3 million, respectively, at December 31, 2025 and 2024. If not utilized, these carryforwards will expire periodically through 2044. At both December 31, 2025 and 2024, the Company had approximately $2.2 million of New Jersey AMA Tax Credits. These credits do not expire. At December 31, 2025, and 2024 the Company also had New York net operating loss carryforwards of $556,000 and $1.5 million, respectively, which are subject to a 20 year carryforward. At both December 31, 2025, and 2024 the Company also had Florida net operating loss carryforwards of $18,000 which do not expire.

The Company files income tax returns in the United States federal jurisdiction and in the states of New Jersey and New York and various other states. At December 31, 2025, the Company is no longer subject to federal income tax examination for the years prior to 2022. Columbia Bank MHC and subsidiaries' New York State returns were audited for tax years ended December 31, 2021, 2022 and 2023, and closed with no changes during the year ended December 31, 2025. The Company's state income tax returns are subject to examination by the respective state taxing authorities with open years varying by jurisdiction but generally including 2022 and later.

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

At December 31, 2025 and 2024, the following commitments existed which are not reflected in the Consolidated Statements of Financial Condition:

	December 31,
	2025	2024
	(In thousands)
Loan commitments:
Residential real estate	$18,069	$9,790
Multifamily real estate	31,554	17,712
Commercial real estate	68,188	30,681
Construction	101,138	26,973
Commercial business	41,059	33,027
Consumer including home equity loans and advances	4,241	6,862
Total loan commitments	$264,249	$125,045

Unused lines of credit consisting of home equity lines, and undisbursed business and construction lines totaled approximately $1.1 billion and $1.2 billion as of December 31, 2025 and 2024, respectively. Amounts drawn on unused lines of credit are predominantly assessed interest at rates that fluctuate with the base rate.

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

The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to the Company's borrowings. These derivatives were used to hedge the variability in cash flows associated with certain short-term funding transactions. The fair value of the derivatives as of December 31, 2025 and 2024 was a net liability of $3.0 million and $1.1 million, respectively, net of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange.

In connection with its mortgage banking activities, at December 31, 2025 and 2024 the Company had no commitments to sell loans, and no commitments classified as held-for-sale.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(16)    Financial Transactions with Off-Balance-Sheet Risk and Concentrations of Credit Risk (continued)

The Company is also a party to standby letters of credit, which are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees generally extend for a term of up to one year and may be secured or unsecured. The balance of standby letters of credit totaled $22.9 million and $28.3 million at December 31, 2025 and 2024, respectively.

The FHLB has issued irrevocable standby letters of credits totaling $175.0 million and $350.6 million at December 31, 2025 and 2024, respectively, for purposes of collateralizing New Jersey public funds on deposit. These letters are renewable on an annual basis and are securitized by loans and securities.

The Company and its subsidiaries are also party to litigation which arises primarily in the ordinary course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the consolidated financial position of the Company.

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses on off-balance-sheet exposures is reported in other liabilities in the Consolidated Statements of Financial Condition. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as unfunded commitments. At December 31, 2025 and 2024, the balance of the allowance for credit losses on unfunded commitments, included in other liabilities, totaled $3.9 million and $3.8 million, respectively. The Company recorded a provision for (reversal of) credit losses on unfunded commitments, included in other non-interest expense in the Consolidated Statements of Income, of $125,000 and $(1.7) million for the years ended December 31, 2025 and 2024, respectively.

The following table presents the activity in the allowance for credit losses on off-balance-sheet exposures for years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$3,821	$5,484
Provision for (reversal of) credit losses	125	(1,663)
Balance at end of period	$3,946	$3,821

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis as of December 31, 2025 and 2024.

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

The following tables present the assets and liabilities reported in the Consolidated Statements of Financial Condition at their fair values as of December 31, 2025 and 2024, by level within the fair value hierarchy:

	December 31, 2025
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$398,470	$398,470	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	654,973	—	654,973	—
Municipal obligations	1,961	—	425	1,536
Corporate debt securities	66,613	—	56,511	10,102
Total debt securities available for sale	1,122,017	398,470	711,909	11,638
Equity securities	6,802	6,471	331	—
Derivative assets	10,525	—	10,525	—
	$1,139,344	$404,941	722,765	$11,638

Derivative liabilities	$13,503	$—	$13,503	$—

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

The table below provides activity of assets reported as Level 3 for the years ended December 31, 2025 and 2024:

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets - January 1, 2024	$9,737
Purchase of Level 3 assets	1,010
Maturity of Level 3 asset	(927)
Change in fair value of Level 3 assets	681
Balance of recurring Level 3 assets - December 31, 2024	$10,501
Purchase of Level 3 asset	1,549
Maturity of Level 3 asset	(1,944)
Change in fair value of Level 3 assets	1,532
Balance of recurring Level 3 assets - December 31, 2025	$11,638

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Fair Value Measurements (continued)

Expected cash flows were projected based on contractual cash flows. There was one purchase of a Level 3 asset during each of the years ended December 31, 2025 and 2024, and no transfers to Level 3 assets during the years ended December 31, 2025 and 2024. At December 31, 2025, two private placement corporate debt securities classified as available for sale, and one private placement municipal obligation classified as available for sale were include in Level 3 assets. At December 31, 2024 two private placement corporate debt securities classified as available for sale, and two private placement municipal obligations classified as available for sale were include in Level 3 assets.

At December 31, 2025, private placement debt security cash flows were discounted to a market yield and weighted average of 9.25%, and the cash flows for private placement municipal obligations was discounted to a market yield and weighted average of 4.60%.

The period end valuations were supported by an analysis prepared by an independent third party market participant and approved by management.

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2025 and 2024.

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

The following tables present the assets and liabilities reported in the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at December 31, 2025 and 2024, by level within the fair value hierarchy:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Fair Value Measurements (continued)

	December 31, 2025
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$14,799	$—	$—	$14,799
Mortgage servicing rights	2,384	—	—	2,384
	$17,183	$—	$—	$17,183

	December 31, 2024
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$3,199	$—	$—	$3,199
Real estate owned	1,334	—	—	1,334
Mortgage servicing rights	2,443	—	—	2,443
	$6,976	$—	$—	$6,976

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2025 and 2024:

	December 31, 2025
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Impaired loans	$14,799	Appraisal / Other	Discount for cost to sell (2)	6.0% (3)	6.0% (3)
Mortgage servicing rights	$2,384	Discounted cash flow	Prepayment speeds and discount rates (4)	5.3% - 28.5%	13.0%

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Fair Value Measurements (continued)

	December 31, 2024
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in thousands)

Impaired loans	$3,199	Other	A/R aging schedule	—%	—%
Other real estate owned	$1,334	Contract sales price(1)	Discount for costs to sell (2)	8.0%	8.0%
Mortgage servicing rights	$2,443	Discounted cash flow	Prepayment speeds and discount rates (5)	4.5% - 34.3%	11.7%

(1) Value based on sales contract.
(2) Value based on management's estimate of selling costs including real estate brokerage commissions, title transfer and other fees. Other includes accounts receivable aging or other collateral value.

(3) For real estate secured loans.
(4) Value of SBA servicing rights based on a discount rate of 13.75%.
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

The following tables present the assets and liabilities reported in the Consolidated Statements of Financial Condition at their fair values as of December 31, 2025 and 2024:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Fair Value Measurements (continued)

	December 31, 2025
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$340,806	$340,806	$340,806	$—	$—
Debt securities available for sale	1,122,017	1,122,017	398,470	711,909	11,638
Debt securities held to maturity	396,233	367,289	—	367,289	—
Equity securities	6,802	6,802	6,471	331
Federal Home Loan Bank stock	64,604	64,604	—	64,604	—
Loans receivable, net	8,224,809	8,015,243	—	—	8,015,243
Derivative assets	10,525	10,525	—	10,525	—

Financial liabilities:
Deposits	$8,444,079	$8,444,260	$—	$8,444,260	$—
Borrowings	1,183,472	1,192,416	—	1,192,416	—
Derivative liabilities	13,503	13,503	—	13,503	—

	December 31, 2024
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$289,223	$289,223	$289,223	$—	$—
Debt securities available for sale	1,025,946	1,025,946	314,702	700,743	10,501
Debt securities held to maturity	392,840	350,153	—	350,153	—
Equity securities	6,673	6,673	6,350	323	—
Federal Home Loan Bank stock	60,387	60,387	—	60,387	—
Loans receivable, net	7,856,970	7,393,058	—	—	7,393,058
Derivative assets	18,895	18,895	—	18,895	—

Financial liabilities:
Deposits	$8,096,149	$8,088,842	$—	$8,088,842	$—
Borrowings	1,080,600	1,077,466	—	1,077,466	—
Derivative liabilities	20,025	20,025	—	20,025	—

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years ended December 31, 2025, 2024, and 2023:

	December 31,
	2025	2024	2023
	(In thousands, except per share data)

Net income (loss)	$51,766	$(11,653)	$36,086
Shares:
Weighted average shares outstanding - basic	101,810,752	101,676,758	102,656,388
Weighted average diluted shares outstanding	—	162,749	238,581
Weighted average shares outstanding - diluted	101,810,752	101,839,507	102,894,969
Earnings (loss) per share:
Basic	$0.51	$(0.11)	$0.35
Diluted	$0.51	$(0.11)	$0.35

During the years ended December 31, 2025, 2024, and 2023, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 4,044,460, 988,161, and 704,526 respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information

The condensed financial statements of Columbia Financial, Inc. (parent company) are presented below:

Statements of Financial Condition

	December 31,
	2025	2024
	(In thousands)
Assets
Cash and due from banks	$31,494	$6,459
Short-term investments	111	110
Total cash and cash equivalents	31,605	6,569
Equity securities, at fair value	201	193
Investment in subsidiaries	1,102,653	1,045,203
Loan receivable from Columbia Bank	32,674	34,599
Other assets	3,411	3,106
Total assets	$1,170,544	$1,089,670

Liabilities and Stockholders' Equity
Liabilities:
Borrowings	$7,057	$7,036
Accrued expenses and other liabilities	2,759	2,471
Total liabilities	9,816	9,507
Stockholders' equity	1,160,728	1,080,163
Total liabilities and stockholders' equity	$1,170,544	$1,089,670

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information (continued)

Statements of Income and Comprehensive Income

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Dividends from subsidiary	$35,000	$—	$45,000

Interest income:
Loans receivable	1,643	1,735	1,814
Debt securities available for sale and equity securities	16	20	18
Interest-earning deposits	2	1	8
Total interest income	36,661	1,756	46,840
Interest expense on borrowings	408	474	1,339
Net interest income	36,253	1,282	45,501
Equity earnings income (loss) in subsidiaries	16,605	(10,677)	(8,432)
Non-interest income:
Change in fair value of equity securities	8	2	(10)
Other non-interest income	1	—	—
Total non-interest income	9	2	(10)
Non-interest expense:
Merger-related expenses	214	755	41
Loss on extinguishment of debt	—	—	300
Other non-interest expense	1,598	1,618	1,502
Total non-interest expense	1,812	2,373	1,843
Income (loss) before income tax (benefit)	51,055	(11,766)	35,216
Income tax (benefit)	(711)	(113)	(870)
Net income (loss)	51,766	(11,653)	36,086
Other comprehensive income	34,396	48,367	20,561
Comprehensive income	$86,162	$36,714	$56,647

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)    Parent-only Financial Information (continued)

Statements of Cash Flows
	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$51,766	$(11,653)	$36,086
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of intangible assets	21	74	74
Change in fair value of equity securities	(8)	(2)	10
Loss on extinguishment of debt	—	—	300
Deferred tax expense	(425)	2,856	2,019
(Increase) decrease in other assets	202	(2,653)	8,894
(Decrease) in accrued expenses and other liabilities	(180)	(658)	(890)
Equity in undistributed (earnings) loss of subsidiaries	(16,605)	10,677	8,432
Net cash provided by (used in) operating activities	$34,771	$(1,359)	$54,925

Cash flows from investing activities:
Repayment of loan receivable from Columbia Bank	1,925	1,833	1,755
Net cash provided by investing activities	$1,925	$1,833	$1,755

Cash flows from financing activities:
Repayment of term note	$—	$—	$(30,300)
Purchase of treasury stock	(13,351)	(5,894)	(80,497)
Exercise of options	—	—	42
Issuance of common stock allocated to restricted stock award grants	3,355	4,153	4,066
Restricted stock forfeitures	(1,224)	(99)	(501)
Repurchase of shares for taxes	(441)	(817)	(623)
Net cash (used in) financing activities	$(11,661)	$(2,657)	$(107,813)

Net increase (decrease) in cash and cash equivalents	$25,035	$(2,183)	$(51,133)
Cash and cash equivalents at beginning of year	6,569	8,752	59,885
Cash and cash equivalents at end of period	$31,604	$6,569	$8,752

Non-cash investing and financing activities:
Excise tax on net stock repurchases	$137	$42	$800

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss)

The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the years ended December 31, 2025, 2024, and 2023:

	For the Years Ended December 31,
	2025			2024
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income:
Unrealized gain on debt securities available for sale:	$37,429	$(10,925)	$26,504	$77,585	$(21,591)	$55,994
Accretion of unrealized gain on debt securities reclassified as held to maturity	5	(3)	2	4	(1)	3
Reclassification adjustment for gain (loss) included in net income	290	(81)	209	(35,851)	9,980	(25,871)
	37,724	(11,009)	26,715	41,738	(11,612)	30,126

Derivatives:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(4,537)	1,264	(3,273)	2,467	(688)	1,779

Employee benefit plans:
Amortization of prior service cost included in net income	(141)	39	(102)	(98)	27	(71)
Reclassification adjustment of actuarial net gain (loss) included in net income	92	(26)	66	(1,341)	378	(963)
Change in funded status of retirement obligations	15,451	(4,461)	10,990	24,248	(6,752)	17,496
	15,402	(4,448)	10,954	22,809	(6,347)	16,462
Total other comprehensive income	$48,589	$(14,193)	$34,396	$67,014	$(18,647)	$48,367

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss) (continued)

	For the Year Ended December 31,
	2023
	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income:
Unrealized gain on debt securities available for sale:	$41,181	$(11,544)	$29,637
Accretion of unrealized (loss) on debt securities reclassified as held to maturity	(14)	4	(10)
Reclassification adjustment for (loss) included in net income	(10,847)	3,053	(7,794)
	30,320	(8,487)	21,833

Derivatives:
Unrealized (loss)on swap contracts accounted for as cash flow hedges	(1,274)	356	(918)

Employee benefit plans:
Amortization of prior service cost included in net income	(56)	16	(40)
Reclassification adjustment of actuarial net (loss) included in net income	(776)	218	(558)
Change in funded status of retirement obligations	340	(96)	244
	(492)	138	(354)
Total other comprehensive income	$28,554	$(7,993)	$20,561

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2025, 2024, and 2023:

	For the Years Ended December 31,
	2025				2024
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(83,523)	$1,365	$(28,210)	$(110,368)	$(113,649)	$(414)	$(44,672)	$(158,735)
Current period changes in other comprehensive income (loss)	26,715	(3,273)	10,954	34,396	30,126	1,779	16,462	48,367
Total other comprehensive income (loss)	$(56,808)	$(1,908)	$(17,256)	$(75,972)	$(83,523)	$1,365	$(28,210)	$(110,368)

	For the Year Ended December 31,
	2023
	Unrealized Gains (Losses) on Debt Securities Available for Sale	UnrealizedGains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(135,482)	$504	$(44,318)	$(179,296)
Current period changes in other comprehensive income (loss)	21,833	(918)	(354)	20,561
Total other comprehensive income (loss)	$(113,649)	$(414)	$(44,672)	$(158,735)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20)    Other Comprehensive Income (Loss) (continued)

    The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) in the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the years ended December 31, 2025, 2024, and 2023:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Years Ended December 31,			Affected Line Items in the Consolidated Statements of Income
	2025	2024	2023
	(In thousands)

Reclassification adjustment for gain (loss) included in net income	$290	$(35,851)	$(10,847)	Gain (loss) on securities transactions
Reclassification adjustment of actuarial net gain (loss) included in net income	92	(1,341)	(776)	Other non-interest expense
Total before tax	382	(37,192)	(11,623)
Income tax (expense) benefit	(107)	10,358	3,271
Net of tax	$275	$(26,834)	$(8,352)

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

Interest Rate Swaps. At December 31, 2025 and December 31, 2024, the Company had 92 and 84 interest rate swaps in place with commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $387.2 million and $298.8 million, respectively. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

At December 31, 2025 and 2024, the Company had 33 and 31 interest rate swaps with notional amounts of $393.7 million and $378.7 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchanges of the underlying notional amount.

At December 31, 2025 the Company did not any interest rate fair value swaps. At December 31, 2024 the Company had ten interest rate fair value swaps with notional amounts totaling $850.0 million. The Company is exposed to changes in the fair value of certain of its fixed-rate pools of assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, SOFR.

Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For the year ended December 31, 2025, there was no hedge ineffectiveness associated with these contracts. For the years ended December 31, 2024 and 2023, the Company recorded hedge ineffectiveness associated with these contracts totaling approximately $31,000, and $47,000, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(21)    Derivatives and Hedging Activities (continued)

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at December 31, 2025 and 2024:

	December 31, 2025
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
	(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$276	Other Liabilities	$3,213
Interest rate products - non-designated hedges	Other Assets	10,249	Other Liabilities	10,290
Total derivative instruments		$10,525		$13,503

	December 31, 2024
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
	(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$3,619	Other Liabilities	$4,847
Interest rate products - non-designated hedges	Other Assets	15,276	Other Liabilities	15,178
Total derivative instruments		$18,895		$20,025

For the years ended December 31, 2025, 2024, and 2023, net (losses) gains of $(139,000), $89,000, and $(302,000), respectively, were recorded for changes in fair value of interest rate swaps with third parties.

At December 31, 2025 and 2024, accrued interest was $13,000 and $639,000. respectively.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

At December 31, 2025, the termination value of derivatives in a net liability position, which includes accrued interest, was $3.0 million. The Company has collateral posting thresholds with certain of its derivative counterparties, and as of December 31, 2025 has required posted collateral of $2.1 million against its obligations under these agreements.

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

At December 31, 2024 the following amounts were recorded on the Consolidated Statements of Financial Condition related to cumulative basis adjustment for fair value hedges:

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
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of ASC Topic 606, for the years ended December 31, 2025, 2024, and 2023.

	For the Years Ended December 31,
	2025	2024	2023
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$8,054	$6,507	$5,145
Title insurance fees	3,034	2,505	2,400
Insurance agency income	580	269	188
Other non-interest income	6,409	5,962	7,991
Total in-scope non-interest income	18,077	15,243	15,724
Total out-of-scope non-interest income	18,992	(13,349)	11,655
Total non-interest income	$37,069	$1,894	$27,379

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

Out-of-scope non-interest income primarily consists of income from bank-owned life insurance, loan prepayment and servicing fees, net fees on loan level swaps, gains and losses on the sale of loans and securities, credit card interchange income, changes in the fair value of equity securities. None of these revenue streams are subject to the requirements of ASC Topic 606.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(24)    Subsequent Events

The Company has evaluated events subsequent to December 31, 2025 and through the financial statement issuance date of March 6, 2026 and concluded that no material events occurred that would require disclosure except as noted below.

On January 31, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Columbia Financial, Inc., a newly-formed Maryland corporation (the “Holding Company”), the MHC and Northfield Bancorp, Inc., a Delaware corporation (“Northfield”). The Merger Agreement was unanimously approved by the Board of Directors of each of the parties.

Concurrently with the adoption of the Merger Agreement, the Boards of Directors of the Company, the Holding Company, the MHC and Columbia Bank adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”), pursuant to which Columbia Bank will convert from the mutual holding company form of organization to the fully-public stock holding company form of organization (the “Conversion”).

Plan of Conversion and Reorganization

The Plan of Conversion provides for the sale of shares of common stock of the Holding Company, par value $0.01 per share (the “Holding Company Common Stock”), to depositors (and certain eligible borrowers) of Columbia Bank and other members of the public, and for the exchange of shares of the Company, par value $0.01 per share (the “Company Common Stock”), held by persons other than the MHC for shares of Holding Company Common Stock, based on the appraised pro forma market value of the Holding Company, after giving effect to the merger with Northfield, as determined by an independent appraiser (such appraisal, the “Independent Valuation”). Upon the completion of the Conversion, the Holding Company will succeed to the rights and obligations of the MHC and the Company, both of which will be merged out of existence in connection with the Conversion, and become the parent holding company for Columbia Bank.

The Plan of Conversion establishes December 31, 2024 as the eligibility record date for determining the eligible account holders of Columbia Bank entitled to receive first priority non-transferable subscription rights to subscribe for shares of Holding Company Common Stock in a subscription offering to be undertaken in connection with the Conversion. The Plan of Conversion is subject to regulatory approval as well as approval by the members of the MHC (i.e., the depositors of Columbia Bank) and by the stockholders of the Company (including approval by the holders of a majority of the outstanding shares of the Company common stock owned by persons other than the MHC). The MHC currently owns approximately 73.1% of the outstanding shares of Company Common Stock.

Agreement and Plan of Merger

Pursuant to the terms of the Merger Agreement and subject to the conditions set forth therein, immediately following the completion of the Conversion, Northfield will merge with and into the Holding Company (the “Merger”), with the Holding Company continuing as the surviving corporation. Immediately following the completion of the Merger, the Holding Company will cause Northfield’s wholly-owned banking subsidiary, Northfield Bank, to merge with and into Columbia Bank, with Columbia Bank continuing as the surviving institution (the “Bank Merger”).

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Northfield’s common stock, par value $0.01 per share (the “Northfield Common Stock”), issued and outstanding immediately prior to the Effective Time, other than certain shares held by the Company, the Holding Company, the MHC or Northfield, will be converted, at the election of the holder, into the right to receive either shares of Holding Company Common Stock (the “Stock Consideration”) or cash (the “Cash Consideration,” and together with the Stock Consideration, the “Merger Consideration”), as follows: (i) if the final Independent Valuation, immediately prior to the completion of the Conversion (the “Final Independent Appraisal”) is less than $2.3 billion, 1.425 shares of Holding Company Common Stock (the “Merger Exchange Ratio”) or $14.25 in cash (the “Per Share Cash Consideration”); (ii) if the Final Independent Valuation is equal to or greater than $2.3 billion and less than $2.6 billion, the Merger Exchange Ratio will be increased to 1.450 shares of Holding Company Common Stock and the Per Share Cash Consideration will be increased to $14.50; or (iii) if the Final Independent Valuation is greater than $2.6 billion, the Merger Exchange Ratio will be increased to 1.465 shares of Holding Company Common Stock and the Per Share Cash Consideration will be increased to $14.65. No more than 30% of the shares of Northfield Common Stock issued and outstanding as of the Effective Time (excluding shares of Northfield Common Stock to be canceled as provided the Merger Agreement) will be converted into the aggregate Cash Consideration.

The completion of the Merger is subject to certain closing conditions including, among other things, (i) approval of the Merger Agreement by the Company’s and Northfield’s stockholders, (ii) the receipt all governmental consents and regulatory approvals required for the Merger and the Bank Merger, including from the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency and (iii) the consummation of the Conversion. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(24)    Subsequent Events (continued)

Merger Agreement and (iii) receipt by such party of an opinion from counsel to the effect that the Merger, will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COLUMBIA FINANCIAL, INC.

Dated:	March 6, 2026	By:	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Thomas J. Kemly
Thomas J. Kemly	President and Chief Executive Officer and Director	March 6, 2026
(Principal Executive Officer)

/s/Dennis E. Gibney
Dennis E. Gibney	First Senior Executive Vice President, Chief Banking Officer	March 6, 2026
(Principal Financial and Accounting Officer)

/s/Noel R. Holland
Noel R. Holland	Chairman of the Board	March 6, 2026

/s/Michael Massood, Jr.
Michael Massood, Jr.	Director	March 6, 2026

/s/Elizabeth E. Randall
Elizabeth E. Randall	Director	March 6, 2026

/s/Robert Van Dyk
Robert Van Dyk	Director	March 6, 2026

/s/Paul Van Ostenbridge
Paul Van Ostenbridge	Director	March 6, 2026

/s/James M. Kuiken
James M. Kuiken	Director	March 6, 2026

/s/Lucy Sorrentini
Lucy Sorrentini	Director	March 6, 2026

/s/Daria Stacy-Walls Torres
Daria Stacy-Walls Torres	Director	March 6, 2026