Form 10-K/A
period 2025-12-31
Columbia Financial, Inc.
filed 2026-04-30
CIK 1723596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K
/A
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
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company or an emerging growth company. See the definitions of, “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

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
common equity held by
non-affiliates
as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $354.6 million. The number of shares outstanding of the registrant’s common stock as of April 27, 2026 was 104,142,951 (including 76,016,524 shares held by Columbia Bank, MHC).
Documents Incorporated by Reference:
None

EXPLANATORY NOTE
On March 3, 2026, Columbia Financial, Inc. (the “Company”), a Delaware corporation, filed its Annual Report on
Form 10-K
for the fiscal year ended December 31, 2025 (the “Original
Form 10-K”).
The Original
Form 10-K
omitted Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to
Form 10-K,
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

The cover page of the Original Form
10-K
is also amended to update the number of shares outstanding of the registrant’s common stock, which now reflects the amount outstanding as of April 27, 2026. This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form
10-K
and does not otherwise reflect any events occurring after the filing of the Original Form
10-K.
Capitalized terms used but not otherwise defined herein shall have the respective meanings ascribed to such terms in the Original Form
10-K.
As used in this Amendment, references the “Company” and “Columbia Financial” refer to Columbia Financial, Inc., a Delaware corporation, and the terms “we,” “us” or “our” refer to the Company and its subsidiary, Columbia Bank, collectively. Other terms used but not defined herein are as defined in the Original Form
10-K
.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of Columbia Financial

Information regarding the board of directors of Columbia Financial is provided below. Unless otherwise stated, each director has held his or her current occupation for the last five years. The age indicated for each individual is as of December 31, 2025. There are no family relationships among the directors or executive officers. The indicated period of service as a director includes service as a director of Columbia Financial and Columbia Bank.

Thomas J. Kemly — Mr. Kemly was appointed President and Chief Executive Officer of Columbia Bank in 2012 and has served as board member since 2006. He has since led Columbia Bank on a steady growth trajectory by spearheading organic growth, Columbia Financial’s IPO and strategic acquisitions. With over 40 years of experience, Mr. Kemly has been an active and influential figure in banking. Most recently, Mr. Kemly was elected to the Federal Home Loan Bank of New York’s board of directors and was named to the Power 100 List by NJBIZ, a statewide business publication. Mr. Kemly’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities Columbia Bank serves affords the board of directors valuable insight regarding the business and operation of Columbia Bank. Mr. Kemly’s knowledge of Columbia Financial’s and Columbia Bank’s business and history, combined with his success and strategic vision, position him well to continue to serve as our President and Chief Executive Officer. Age 67. Director since 2006.

Noel R. Holland — Mr. Holland was a partner in the law firm of Andersen & Holland, located in Midland Park, New Jersey, from January 1976 until his retirement in 2017. Mr. Holland’s expertise as a partner in a law firm, and his real estate transactional experience and involvement in business and civic organizations in the communities Columbia Bank serves, provide the board of directors with valuable insight. Mr. Holland has served on the board of directors since 1995. Mr. Holland’s years of providing legal counsel and operating a law office position him well to continue to serve as a director of a public company. Age 75. Director since 1995.

James M. Kuiken — Mr. Kuiken has served as the Director of Operations of Roche Molecular Systems, Inc., a company that develops, manufactures and supplies diagnostic and blood screening test products, since April 2014. Prior to that time, Mr. Kuiken served in various other capacities at Roche Molecular Systems, Inc. Mr. Kuiken has served on the board of directors since 2020. Mr. Kuiken’s extensive experience with respect to operational matters at a large multinational corporation provides the board of directors with valuable insight into the operational and business needs of Columbia Financial and Columbia Bank. Age 55. Director since 2020.

Michael Massood — Mr. Massood is President of Massood & Company, P.A., CPAs, a certified public accounting firm. As a certified public accountant, Mr. Massood provides the board of directors with critical experience regarding accounting and financial matters. Mr. Massood has served on the board of directors since 2003. Mr. Massood’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities Columbia Bank serves affords the board of directors valuable insight regarding the business and operation of Columbia Bank. Age 72. Director since 2003.

Elizabeth E. Randall — Ms. Randall recently completed 14 years as the Commissioner of the Bergen County Improvement Authority and also currently serves as a member of the audit committee of the New Jersey Municipal Excess Liability Insurance Fund. From 2004 to 2006, Ms. Randall served on the Bergen County Board of Chosen Freeholders. Prior to that, Ms. Randall served as the New Jersey Commissioner of Banking and Insurance. Ms. Randall also served as a member of the board of directors of the YWCA of Northern New Jersey. Ms. Randall has served on the board of directors since 2003. Ms. Randall’s service as an elected and appointed government official, as well as her prior bank regulatory experience, provides the board of directors with invaluable insight into the needs of the local communities that Columbia Bank serves. Age 72. Director since 2003.

Lucy Sorrentini — Ms. Sorrentini is a Strategy Consultant and Certified Executive Coach and the Founder and CEO of Impact Consulting, LLC, a woman and minority-owned human capital and organizational development consulting firm headquartered in New York. Prior to starting her own firm, Ms. Sorrentini was a Member of the Global Human Resources Executive Team and Chief Diversity and Inclusion Officer at Booz Allen Hamilton. Ms. Sorrentini also serves as the Chair and Strategic Advisor of the New York Women’s Foundation’s Latina Philanthropy Circle, Girls Incorporated and the Acceleration Project. Ms. Sorrentini has served on the board of directors since 2020. Ms. Sorrentini’s extensive experience with respect to human capital strategy, and human resources, provides the board of directors with valuable insight into the operational and business needs of Columbia Financial and Columbia Bank. Age 61. Director since 2020.

Daria S. Torres — Ms. Torres is the founder and Managing Partner of Walls Torres Group, a strategic management consulting firm that works with leading corporations, non-profits and charitable organizations to sustainably grow their business objectives, build culture and manage risk. Ms. Torres has more than 25 years of experience as a strategy consultant and advisor to CEOs, boards and executive teams. Age 51. Director since 2021.

Robert Van Dyk — Mr. Van Dyk is the President and Chief Executive Officer of Van Dyk Health Care, a health care services company, since 1994 and the President and Chief Executive Officer of two other hospitals since 1980. He serves on many charitable and civic organizations, including colleges, universities, hospitals, religious organizations and foundations within the communities that Columbia Bank serves. In addition, Mr. Van Dyk has been actively involved in various organizations for the past 20 years, and he served as Chairman of the Board of two separate national health care organizations. Mr. Van Dyk has served on the board of directors since 2003. Mr. Van Dyk’s strong business background, as well as his experience and expertise with respect to regulated industries, provides the board of directors with invaluable insight into the needs of the local communities that Columbia Bank serves. Age 73. Director since 1994.

Paul Van Ostenbridge — Mr. Van Ostenbridge served as President and Chief Executive Officer of Stewardship Financial Corporation and Atlantic Stewardship Bank from 1985 until their acquisition by the Company on November 1, 2019. Age 73. Director since 2019.

Two of Columbia Financial’s incumbent directors — Paul Van Ostenbridge, who announced his retirement from the board of directors in January 2026, and Daria S. Torres — are not standing for reelection at Columbia Financial’s 2026 annual meeting of stockholders. The board of directors of Columbia Financial thanks each of Mr. Van Ostenbridge and Ms. Torres for their leadership and years of service to Columbia Financial and Columbia Bank.

In addition to Robert Van Dyk, a current director of Columbia Financial whose term will expire at Columbia Financial’s 2026 annual meeting of stockholders, the board of directors of Columbia Financial has nominated Dennis E. Gibney and James H. Wainwright for election to three-year terms as directors at Columbia Financial’s 2026 annual meeting of stockholders. Information regarding Mr. Gibney and Mr. Wainwright is included below. Unless otherwise stated, each individual has held his or her current occupation for the last five years. The age indicated for each individual is as of December 31, 2025. There are no family relationships among either individual and any of the directors or executive officers of Columbia Financial and Columbia Bank.

Dennis E. Gibney — Mr. Gibney serves as the First Senior Executive Vice President, Chief Banking Officer of Columbia Financial and Columbia Bank. Mr. Gibney was appointed as Executive Vice President and Chief Financial Officer of Columbia Financial and Columbia Bank in 2014 and was subsequently designated as Senior Executive Vice President in May 2025. Mr. Gibney was appointed to the board of directors of Columbia Bank in 2026. Mr. Gibney has extensive experience in financial matters, strategic planning and mergers and acquisitions all of which will afford the board of directors with valuable insight regarding the business and operations of Columbia Financial and Columbia Bank. Age 52.

James H. Wainwright — Mr. Wainwright was appointed to the board of directors of Columbia Bank on October 5, 2024. Mr. Wainwright is the former president and chief executive officer of Freehold Bank and served as the chief financial officer from 2010 to 2013. Mr. Wainwright has over 30 years of senior executive management, financial operations, investment and asset/liability management, and regulatory experience for leading institutions in New Jersey. He has memberships with the following organization: New Jersey Banking Association, New Jersey Community Bankers Association, Downtown Freehold Association, New Jersey Bankers Mutual Savings Bank, Financial Managers Society, Northern New Jersey Bankers Association, and South Jersey Bankers Association. Mr. Wainwright has served on the board of directors of Columbia Bank since 2024. Mr. Wainwright’s experience as a former chief executive officer of a financial institution and as a board member of Columbia Bank along with his knowledge of local communities will provide the board of directors with valuable insights into the operational and business of Columbia Financial and Columbia Bank. Mr. Wainwright holds a B.A. in Accounting and Business Administration with a concentration in Management. Age 64.

Executive Officers of Columbia Financial and Columbia Bank Who Are Not Also Directors

Dennis E. Gibney — Mr. Gibney serves as the First Senior Executive Vice President, Chief Banking Officer of Columbia Financial and Columbia Bank. Mr. Gibney was appointed as Executive Vice President and Chief Financial Officer of Columbia Financial and Columbia Bank in 2014 and was subsequently designated as Senior Executive Vice President in May 2025. Mr. Gibney was appointed to the board of directors of Columbia Bank in 2026. Mr. Gibney has extensive experience in financial matters, strategic planning and mergers and acquisitions all of which will afford the board of directors with valuable insight regarding the business and operations of Columbia Financial and Columbia Bank. Age 52.

John Klimowich — Mr. Klimowich was appointed Executive Vice President and Chief Risk Officer of Columbia Financial and Columbia Bank in 2013 and was subsequently designated as a Senior Executive Vice President in 2024. Mr. Klimowich began working for Columbia Bank in 1985 and held various positions in the accounting department. Mr. Klimowich was promoted to Senior Vice President, Controller in March 2002 and served Columbia Bank in that capacity until his appointment as Executive Vice President and Chief Risk Officer in 2013. Mr. Klimowich holds a Bachelor’s degree in Economics from William Paterson University and an MBA in Accounting from Seton Hall University. Age 62.

Oliver E. Lewis, Jr. — Mr. Lewis was appointed Executive Vice President and Head of Commercial Banking of Columbia Financial and Columbia Bank in January 2021 and was subsequently designated as a Senior Executive Vice President in June 2024. Mr. Lewis began working for Columbia Bank in 2019 and served as Senior Vice President, Commercial Banking Market Manager until his appointment as Executive Vice President and Head of Commercial Banking. In this role, Mr. Lewis is responsible for the commercial banking division consisting of Columbia Bank’s commercial & industrial, SBA, middle market, commercial real estate and construction lending activities, treasury management sales and the business development department. Prior to joining Columbia Bank, Mr. Lewis served as a Market Executive at JPMorgan Chase and Treasury Services, Regional Sales Executive. Mr. Lewis holds a Bachelor’s degree in Aviation Administration from Embry-Riddle Aeronautical University and received an MBA from Rutgers University. Age 61.

Allyson Schlesinger was appointed Executive Vice President and Head of Consumer Banking of Columbia Financial and Columbia Bank in 2018 and was subsequently designated as a Senior Executive Vice President in June 2024. In this role, Ms. Schlesinger is responsible for the retail banking, retail lending, wealth management and marketing divisions of Columbia Bank. Ms. Schlesinger was previously with Citigroup, Inc. for 25 years, most recently as its Managing Director, U.S. Retail and Division Manager for Citigroup, Inc. in the New York City and New Jersey markets. Ms. Schlesinger holds a Bachelor’s degree from the University of Michigan. Age 54.

Manesh Prabhu was appointed Executive Vice President, Chief Information Officer of Columbia Financial and Columbia Bank in October 2022. In this role, Mr. Prabhu is responsible for Columbia Bank’s information systems and digital banking. Mr. Prabhu has over 20 years of experience at leading institutions including People’s United Bank N.A. Most recently, he held the title of Chief Technology Officer where he led the IT strategy and technology transformation for People’s United. Through his nearly 20-year tenure and senior leadership roles at People’s United, Mr. Prabhu led enterprise architecture, data architecture, IT governance, business intelligence, marketing analytics, and data quality with a heavy focus on digital transformation. Mr. Prabhu holds an MBA from Thiagarajar School of Management (TSM) — Madurai Kamaraj University in India and a Bachelor of Technology in Electrical & Electronics Engineering from Rajiv Gandhi Institute of Technology (RIT) — Mahatma Gandhi University in India. Age 51.

Mayra L. Rinaldi was appointed Executive Vice President, Corporate Governance and Culture of Columbia Financial and Columbia Bank in December 2022. In this role, Mrs. Rinaldi is responsible for overseeing the Corporate Governance, Executive Administration, Community Development and Corporate Facilities departments of Columbia Financial and Columbia Bank. She is also responsible for Columbia Financial’s and Columbia Bank’s regulatory and SEC compliance requirements, ESG strategy, as well as community support initiatives consisting of Team Columbia, Community Reinvestment Act (CRA) outreach and the Columbia Bank Foundation. Mrs. Rinaldi is also responsible for providing executive oversight and monitoring of Columbia Financial’s and Columbia Bank’s culture to ensure that it remains aligned with Columbia’s Creed of Shared Values, which is designed to ensure that all policies, products, and services, and actions throughout Columbia Financial and Columbia Bank allow team members to always act in the best interests of customers, coworkers, communities and stockholders. Mrs. Rinaldi has over 20 years of experience at Columbia Bank, having joined Columbia Bank in 2000 and serving in various roles since that time. Most recently, Mrs. Rinaldi served as Columbia Bank’s Senior Vice President, Corporate Governance since 2014. Mrs. Rinaldi holds a Bachelor of Science degree in Finance from Kean University and is a graduate of the Stonier School of Banking. Age 42.

Thomas Splaine, Jr. was appointed Executive Vice President and Chief Financial Officer of Columbia Financial and Columbia Bank in January 2026 and, prior to that time, had served as First Senior Vice President and Chief Accounting Officer of Columbia Financial and Columbia Bank since February 2025. Mr. Splaine has over 35 years of experience in banking, finance and accounting, mergers and acquisitions, investor and regulatory relations, and strategic planning. Before joining Columbia Financial and Columbia Bank, Mr. Splaine previously served as Executive Vice President and Chief Financial Officer of Lakeland Bancorp, Inc. and Lakeland Bank and, before that, served as Senior Vice President and Chief Financial Officer of Investors Bancorp and Investors Bank. Prior to that, Mr. Splaine was a Senior Audit Manager at KPMG. Mr. Splaine holds a Master of Business Administration and a Bachelor of Science in Accounting from Rider University. Age 60.

Code of Ethics and Business Conduct
Columbia Financial has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions. The Code of Ethics and Business Conduct is available upon written request to Corporate Secretary, Columbia Financial, Inc.,
19-01
Route 208 North, Fair Lawn, New Jersey 07410 and on Columbia Financial’s website at http://ir.columbiabankonline.com. If Columbia Financial amends or grants any waiver from a provision of the Code of Ethics and Business Conduct that applies to its executive officers, it will publicly disclose such amendment or waiver on its website and as required by applicable law, including by filing a Current Report on Form
8-K
with the SEC.
Audit Committee
The Company has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Michael Massood (Chair), Noel R. Holland, James M. Kuiken and Lucy Sorrentini. The board of directors has determined that Michael Massood is an audit committee financial expert as defined by the SEC and is independent, as independence for audit committee members is defined in the listing standards applicable to the Company.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.
Based solely on its review of the copies of the reports it has received, and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Columbia Financial’s common stock during the year ended December 31, 2025.
Insider Trading Arrangements and Policies
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our common stock by all directors, officers, employees and Columbia Financial itself that have been reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards of the Nasdaq Stock Market, Inc. A copy of the policy is filed as Exhibit 19 to Columbia Financial’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2025.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Our compensation discussion and analysis provides a detailed description of our executive compensation philosophy, plans and programs, and the factors used by the Compensation Committee for determining 2025 compensation for our Named Executive Officers, identified pursuant to the rules of the SEC. For fiscal year 2025, the following executive officers comprised Columbia Financial’s Named Executive Officers (collectively, our “NEOs”):

Named Executive Officer	Title
Thomas J. Kemly	President and Chief Executive Officer
Dennis E. Gibney(1)	Senior Executive Vice President and Chief Financial Officer
John Klimowich	Senior Executive Vice President and Chief Risk Officer
Oliver E. Lewis, Jr.	Senior Executive Vice President and Head of Commercial Banking
Allyson Schlesinger	Senior Executive Vice President and Head of Consumer Banking

(1)	Effective January 29, 2026, Mr. Gibney was promoted to First Senior Executive Vice President and Chief Banking Officer of Columbia Financial and Columbia Bank.

Executive Compensation Philosophy

The Compensation Committee is committed to providing competitive, market-based total compensation programs that are aligned with our short- and long-term business strategies, tied to the performance of Columbia Financial and aligned with the long-term interests of our stockholders. The Compensation Committee achieves these objectives by using a combination of base salary, incentive-based cash awards and long-term incentive equity awards. Columbia Financial believes this mix of these compensation elements provides Columbia Financial’s NEOs with compensation that is reasonable and competitive within Columbia Financial’s market area, consistent with prudent banking practices, and also appropriately reflects Columbia Financial’s performance and the individual’s contributions to that performance.

Columbia Financial’s compensation philosophy recognizes the importance of individual achievements while also emphasizing overall corporate achievements. As such, our short-term and long-term incentive programs are heavily weighted toward the achievement of specific corporate goals.

In order to achieve these goals and consistent with our philosophy to provide a target reward when Columbia Financial meets its goals, our compensation program is comprised of four components: base salary, annual short-term cash incentives, long-term equity incentive compensation and benefit programs.

Elements of 2025 Executive Compensation Program

The various elements of our 2025 compensation program are intended to reflect our compensation philosophy and: (i) provide an appropriate level of financial certainty through fixed compensation, (ii) ensure that a significant portion of the compensation program is at-risk based on performance, (iii) ensure that at least 50% of equity compensation is at-risk based on performance, and (iv) create a balance of short-term and long-term incentives.

COMPENSATION ELEMENT	PURPOSE	2025 ACTIONS
Base Salary

•

Provide financial predictability and stability through fixed compensation;

•

Provide a salary that is market competitive;

•

Promote the retention of executives; and

•

Provide fixed compensation that reflects the scope, scale, and complexity of the executive’s role.

•

Base salaries are subject to annual review in December of each year based on the Compensation Committee’s assessment of the executive’s individual performance during the year, a review of peer group practices for similar positions and consideration of base salary in relation to incentive compensation opportunities. Following such review, in September 2024 the Compensation Committee increased the base salaries for our NEOs.

Performance Annual Incentive Program (“PAIP”)

•

Align management and stockholder interests;

•

Provide appropriate incentives to achieve our annual strategic plan;

•

Provide market competitive cash compensation when targeted performance objectives are met;

•

Provide appropriate incentives to exceed targeted results; and

•

Pay meaningful incremental cash awards when results exceed target and pay below market cash awards when results are below target.

•

The 2025 PAIP (as defined herein) remained consistent with the prior year and included the same three corporate performance measures, while individual scorecards changed as is consistent with past practice.

•

In February 2026, the Compensation Committee reviewed and approved all NEO incentive cash payouts for 2025 based on the extent to which the performance goals were achieved.

Long-Term Incentive Program (“LTIP”)

•

Align management and long-term stockholder interests;

•

Balance the short-term nature of other compensation elements with long-term retention of executive talent;

•

Focus our executives on the achievement of long-term strategies and results;

•

Create and sustain stockholder value; and

•

Support the growth and operational profitability of Columbia Financial.

•

In March 2025, each NEO was granted equity awards under the 2025 LTIP, which consisted of a combination of 50% performance-based restricted stock and 50% time-vested stock options.

•

The performance awards granted under the 2025 LTIP have a three-year performance period from January 1, 2025 through December 31, 2027.

•

The time-based option awards vest annually at a rate of one-third per year.

Compensation Tied to Performance

Consistent with our philosophy that a significant portion of the pay of our Named Executive Officer is at-risk compensation, we align the compensation of our executives with the interests of our stockholders by ensuring that a majority of our executives’ pay is at risk and depends on performance.

2025 CEO Target Compensation	2025 NEO Target Compensation

“Say on Pay Vote” Results

On June 6, 2025, stockholders of Columbia Financial voted on a non-binding resolution to approve the compensation for the NEOs, commonly referred to as a “Say on Pay” vote. The resolution was approved with an affirmative vote of 99.2% of votes cast, which reflects a strong vote of confidence in our executive compensation program and practices.

Our Executive Compensation Program

Our 2025 executive compensation program was based on the compensation philosophy adopted by our Compensation Committee and reflected the advice of the Compensation Committee’s independent compensation consultant. The Compensation Committee is guided by the following key principles in determining the compensation structure for our executives:

WHAT WE DO	WHAT WE DO NOT DO

✓  Use an independent compensation consultant that is retained by and reports to the Compensation Committee

✓  Have significant stock ownership guidelines for our executives and directors

✓  Use competitive benchmarking for NEO compensation and non-employee director compensation

✓  Use meaningful incentives in our executives’ compensation that create long-term stockholder value while not incentivizing excessive risk-taking

✓  Grant equity that vests over multiple years

✓  Have short- and long-term incentive plans based on performance

✓  Limit the number of perquisites to NEOs

✓  Tie incentive compensation to a recoupment policy

✓  Perform an annual assessment of the risk of Columbia Financial’s incentive compensation programs

X  No tax gross ups

X  No pledging of our stock

X  No hedging of our stock

X  No unapproved trading plans

X  No dividends on unvested/unearned equity

X  No excessive risk creation

X  No repricing of stock options

X  No “single trigger” change in control severance under employment agreements

Our Executive Compensation Governance and Practices

Role of Compensation Committee

The Compensation Committee is made up of independent directors as required under the Nasdaq listing rules. Details on the Compensation Committee’s functions are described in the Compensation Committee’s charter, which has been approved by the Board and is available on our Investor Relations website.

The Compensation Committee has the authority to obtain advice and assistance from internal or external legal, human resources, accounting or other experts, advisors, or consultants as it deems desirable or appropriate. The Compensation Committee has sole authority to retain and terminate any compensation consultant and to approve the fee arrangements and the terms of engagement. For 2025, the Compensation Committee engaged an independent compensation consultant, which specializes in executive compensation.

During 2025, the Compensation Committee reviewed and approved all aspects of the compensation plans and policies applicable to the NEOs, including participation and performance measures. In carrying out its duties, the Compensation Committee considered the relationship of corporate performance to total compensation, set salary and incentive compensation levels, and reviewed the adequacy and effectiveness of various compensation and benefit plans. The Chair of the Compensation Committee reported the committee actions to the Board following each committee meeting.

Role of the CEO

The Compensation Committee worked closely with Mr. Kemly to review and discuss his recommendations for the NEOs and other executive officers. The Compensation Committee also considered the market and peer group analysis provided by the compensation consultant to assess market practices, the mix of fixed and variable compensation, and the levels of compensation for each named executive officer. In consultation with Mr. Kemly, the Compensation Committee determined to increase base salaries for the NEOs in 2025 based on individual performance and to better align base salaries with market median levels.

The Compensation Committee reviewed and accepted the self-evaluation (including relevant quantitative and qualitative accomplishments) of Mr. Kemly for the 2025 calendar year and provided feedback to Mr. Kemly. The Compensation Committee used this evaluation in making compensation decisions concerning Mr. Kemly and, as recommended by the Chair of the Compensation Committee for the 2025 calendar year, determined to increase Mr. Kemly’s base salary based on individual performance, general market movement in base salaries anticipated for 2025, and to better align base salary with the market median. Mr. Kemly does not make recommendations with respect to his own compensation or participate in the deliberations regarding the setting of his own compensation. Decisions related to Mr. Kemly’s 2025 compensation opportunities were made independently by the committee in consultation with its independent compensation consultant.

Role of Management

Members of our senior management team attend regular meetings in which executive compensation, Company performance, individual performance and competitive compensation levels and practices are discussed and evaluated. Only the Compensation Committee members can vote on decisions regarding NEO compensation.

The Compensation Committee believes that even the best advice of a compensation consultant or other outside advisors must be combined with the input from senior management and the Compensation Committee’s own individual experiences and judgment to arrive at the proper alignment of compensation philosophy, programs, and practices. Members of senior management worked with the Compensation Committee to provide perspectives on reward strategies and how to align those strategies with Columbia Financial’s business and management retention goals. They provided feedback and insights into the effectiveness of Columbia Financial’s compensation programs and practices. The Compensation Committee looked to the CEO, other members of executive management, and outside legal counsel for advice in the design and implementation of compensation plans, programs, and practices. In addition, the chief executive officer, and other members of executive management at times attended portions of Compensation Committee meetings to participate in the presentation of materials and to discuss management’s point of view regarding compensation issues.

Role of Independent Compensation Consultant

The Compensation Committee has retained the services of an independent compensation consultant, Pearl Meyer (“Pearl Meyer”) since 2022, to perform a competitive assessment of Columbia Financial’s executive and non-employee director compensation programs, as well as to provide guidance on the changing regulatory environment governing executive compensation. The annual executive and director assessments include, but are not limited to, an assessment of Columbia Financial’s financial performance relative to its peers, an assessment of Columbia Financial’s compensation program compared to its peers, recommendations for total cash compensation opportunities (base salary and cash incentives), and a comparative benchmark study of executive compensation and non-employee director compensation. Since 2022, Pearl Meyer has assisted the Compensation Committee in developing an annual long-term performance-based equity incentive program for the NEOs.

Representatives of Pearl Meyer attended Compensation Committee and Board meetings during 2025, upon request, to review compensation data and participate in general discussions on compensation and benefits for the NEOs and the board members. While the Compensation Committee considered input from its compensation consultant when making compensation decisions, the Compensation Committee’s final compensation decisions reflect many factors and considerations.

The Compensation Committee considered the independence of Pearl Meyer under applicable SEC and Nasdaq listing rules and concluded there was no conflicts of interest with respect to the compensation consultant.

Peer Group and Benchmarking

The Compensation Committee believes benchmarking relative to our peers is a useful method to gauge both the compensation level and compensation mix for executives within competitive job markets that are relevant to Columbia Financial.

Competitive benchmarking is one of many factors considered by the Compensation Committee in making executive compensation decisions. The Compensation Committee generally reviews data gathered from the proxy statements of our peer group (as defined below) as well as industry surveys for benchmarking purposes in its review and analysis of base salaries, discretionary bonuses and short-term and long-term cash incentives, and equity grants to establish our executive compensation program. The Compensation Committee reviews the peer group annually and updates the peer group as appropriate to ensure that the peer group continues to consist of financial institutions with business models and demographics and a reasonable range of financial performance similar to Columbia Financial.

Pearl Meyer, at the request of the Compensation Committee, conducted a benchmarking study of NEO cash and equity compensation with respect to Columbia Financial’s peer group for the Compensation Committee to utilize in reviewing and approving 2025 compensation for the NEOs.

The Compensation Committee considered the following factors in reviewing its peer group: total assets, net income, ROE, ROAA, EPS, market capitalization, non-interest income, efficiency ratio, loan to asset ratio, loan to deposit ratio, number of full-time employees, and net income per employee. For purposes of reviewing and approving 2025 executive compensation, the Compensation Committee selected publicly traded financial institutions from the Northeast and Mid-Atlantic regions. The median asset size of the peer group was $13.3 billion as of June 30, 2024, placing Columbia Financial at slightly above the 25th percentile in asset size, with an asset size on June 30, 2024 of $10.8 billion.

The peer group approved by the Compensation Committee for setting executive compensation for 2025 included the following 22 banks, all of which were used in the prior year.

Atlantic Union Bankshares Corp.	Independent Bank Group, Inc.

Berkshire Hills Bancorp, Inc.	Kearny Financial Corp.

Brookline Bancorp, Inc.	Lakeland Bancorp, Inc.

Community Financial System, Inc.	NBT Bancorp, Inc.

ConnectOne Bancorp, Inc.	Northfield Bancorp, Inc.

Customers Bancorp, Inc.	OceanFirst Financial Corp.

Dime Community Bancshares, Inc.	Peapack-Gladstone Financial Corp.

Eagle Bancorp, Inc.	Provident Financial Services, Inc.

First Commonwealth Financial Corporation	S&T Bancorp, Inc.

Flushing Financial Corp.	Sandy Spring Bancorp, Inc.

Independent Bank Corp.	WSFS Financial Corp.

The peer group was also utilized by the Compensation Committee for purposes of determining compensation of non-employee directors for 2025.

Timing of Executive Compensation Decisions

The Compensation Committee meets throughout the year to, among other things, discuss matters related to executive pay, including the say-on-pay vote results from its annual meeting of stockholders and the reports issued by the proxy advisory firms. At several meetings a year, the Compensation Committee receives input and reports from its independent compensation consultant on best practices for executive pay and emerging trends. In September of each year, the Compensation Committee typically reviews benchmarking data for the NEOs to determine whether any changes should be made to NEO base pay in the coming year. In June of each year, the Compensation Committee reviews the benchmarking data for the peer group to determine whether any changes should be made to the compensation structure of non-employee director compensation. The Compensation Committee also reviews the peer group composition once each year and makes revisions as determined necessary. In December 2024, the Compensation Committee approved the performance measures and corporate goals for the 2025 PAIP. In March 2025, the Compensation Committee approved the 2025-2027 LTIP metrics and goals.

2025 Compensation

Base Salary

Our NEO base salaries are set at levels that are intended to reflect the competitive marketplace in attracting, retaining, motivating, and rewarding high performing executives. In determining base salaries, the Compensation Committee considers the following elements: (i) individual performance based on experience and scope of responsibility, (ii) non-financial performance indicators including strategic developments for which an executive has responsibility and managerial accountability, (iii) compensation paid by peers, functionality of the executive management team, (iv) economic conditions in Columbia Financial’s market areas, and (v) analyses or guidance from independent consultants during the annual review process. The base salaries are intended to compensate the NEOs for the day-to-day services performed for Columbia Financial and Columbia Bank.

In establishing base salaries for our NEOs for 2025, the Compensation Committee reviewed the factors discussed above and determined to increase base salaries of the NEOs for 2025. Below are the NEO base salaries for 2024 and 2025.

Name	2024 Base Pay(1)		2025 Base Pay(1)	% Change
Thomas J. Kemly	$900,000		$929,305	3.26
Dennis E. Gibney	445,500		465,000	4.38
John Klimowich	400,000		415,000	3.75
Oliver E. Lewis, Jr.	—	(2)	400,000	—
Allyson Schlesinger	420,000		435,000	3.57

(1)	Amounts in table represent NEO base salaries at the end of the period presented.
(2)	Not applicable. Mr. Lewis was not an NEO for 2024.

Annual Incentive Compensation

Performance Achievement Incentive Program. We maintain an annual cash incentive program — the Performance Achievement Incentive Program (“PAIP”) — that is designed to align the interests of our employees with the overall performance of Columbia Financial. All exempt employees (excluding commissioned employees), including the NEOs, are eligible to participate in the PAIP, subject to certain eligibility requirements. A participant is eligible to earn a target incentive award for a calendar year defined as a percentage of the participant’s base salary. For 2025, the participant’s target incentive opportunity was based on achievement of a combination of overall Company, Bank, department/team, and individual performance goals. Awards to the NEOs are approved by the Compensation Committee in March following the end of the prior fiscal year.

When designing the 2025 PAIP and when considering whether the target performance metrics for a payout under the 2025 PAIP are achieved, the Compensation Committee had the discretion to take into account categories of significant, unplanned and unusual items that would be excluded from the performance metrics, whether the resulting impact was positive or negative, because they distort our operating performance. This practice, which is consistent with the practices of peer group companies, ensures that our executives will not be unduly influenced in their day-to-day decision-making because they would neither benefit, nor be penalized, as a result of certain unexpected and uncontrollable events or strategic initiatives that may positively or negatively affect the performance metric in the short-term.

The performance measures for the 2025 PAIP included the same corporate goals for each NEO and specific individual goals depending on the individual roles and responsibilities of each NEO, with each NEO’s individual scorecard setting forth the weightings assigned to each performance measure. The corporate goals utilized for 2025 did not change from those utilized for the 2024 PAIP, while individual goals did change for 2025 based on Columbia Financial’s department priorities for 2025.

The following table summarizes the thresholds, targets, and maximum parameters and actual 2025 performance for each of the applicable financial metrics selected under the 2025 PAIP:

2025 Performance Measures(1) (Dollars in Millions)	Threshold	Target	Stretch	2025 Actual Performance	Earned % of Target Goal
Core Net Income of Columbia Bank(2)	$40.00	$60.00	$70.00	$51.82	80%
Core Efficiency Ratio of Columbia Bank(2)	74.0	69.0	65.5	69.35%	96%
Non-Performing Assets to Total Assets	0.50	0.25	0.10	0.36	78%

(1)

Payouts earned for intermediate performance levels are determined using straight-line interpolation. Individual performance measures which do not have specific dollar or percentage thresholds but rather are tied to department performance or similar measure are not included in table but are set forth in the table below.

(2)	See “— Non-GAAP Financial Measures” for reconciliation to net income and efficiency ratio.

The weighting assigned to each NEO in the categories that are applicable to them are set forth below:

2025 Performance Measures	Mr. Kemly	Mr. Gibney	Mr. Klimowich	Mr. Lewis	Ms. Schlesinger
Core Net Income of Columbia Bank(1)	40%	30%	30%	30%	30%
Core Efficiency Ratio of Columbia Bank(1)	25%	20%	20%	20%	20%
Non-Performing Assets to Total Assets	20%	10%	10%	10%	10%
Other(2)	15%	40%	40%	40%	40%

Total	100%	100%	100%	100%	100%

(1)	See “— Non-GAAP Financial Measures” for reconciliation to net income and efficiency ratio.
(2)

The “Other” category includes overall individual and/or department performance that is directly relevant to the NEO’s position and the performance of the business unit under their purview. The following sets forth the individual and/or department performance goals for Mr. Kemly, Mr. Gibney, Mr. Lewis, Mr. Klimowich, and Ms. Schlesinger.

	Individual/Department Metrics	Performance % of Award Opportunity
Mr. Kemly	Board Identified Strategic Objectives	15%
Mr. Gibney	Performance Management Profitability System	10%
	Support for Corporate Growth and Expansion Plans	5%
	Completion of Internal Operating and Financial Controls Process and Enhancement	5%
	Reduction of EVE Sensitivity	5%
	Corporate Goals Relating to Succession	15%
Mr. Klimowich	Regulatory Compliance/Internal Controls	5%
	Enhancement of Risk Management Board Level Reporting	10%
	Development of Critical Review of Risk Assessment Process	5%
	Enhance Compliance Reporting and Timeliness	5%
	Corporate Goals Relating to Succession	15%

	Individual/Department Metrics	Performance % of Award Opportunity
Mr. Lewis	Regulatory Compliance	5%
	Increase Lending Staff	5%
	Commercial Loan Growth Targets	5%
	C&I Loan Growth Targets	5%
	DDA Growth Targets	5%
	Corporate Goals Relating to Succession	15%
Ms. Schlesinger	Regulatory Compliance/Internal Controls	5%
	Deposit Growth Target	10%
	Non-Interest-Bearing Deposit Growth Target	5%
	Fee Based Revenue Targets	5%
	Corporate Goals Relating to Succession	15%

For purposes of determining the level of achievement for each of the performance measures under the 2025 PAIP, the Compensation Committee reviewed the applicable financial metrics, as derived from our 2025 financial results, and the individual and department metrics. For the 2025 performance year, the Compensation Committee certified achievement of the three pre-established corporate performance measures reflected in the table above that were met for the CEO and each of the other NEOs.

After review and discussion, the successful execution of certain individual and departmental strategic objectives in 2025 coupled with achieving all three of the corporate goals resulted in payouts ranging between 82.72% and 90.30% of each NEO’s target 2025 PAIP opportunity, as is set forth below.

		Corporate Performance Metrics
	Payout at Target (%)(1)	Core Bank Net Income (%)	Core Bank Efficiency Ratio (%)	NPA to Assets (%)	Individual Performance Metrics	Corporate Goals on Succession	Payout Earned
Thomas J. Kemly	100.00%	31.82%	24.13%	15.60%	18.75%	—	90.30%
Dennis E. Gibney	100.00%	23.87%	19.30%	7.80%	20.00%	15.00%	85.97%
John Klimowich	100.00%	23.87%	19.30%	7.80%	17.50%	14.25%	82.72%
Oliver E. Lewis, Jr.	100.00%	23.87%	19.30%	7.80%	20.96%	13.50%	85.42%
Allyson Schlesinger	100.00%	23.87%	19.30%	7.80%	20.28%	12.00%	83.25%

(1)	Represents 100% of Target Opportunity.

NEO	Target Opportunity ($)	Target Opportunity As a % of Base Salary	PAIP Payout Earned ($)	PAIP Payout as a % of Base Salary
Thomas J. Kemly	$696,979	75.00%	$629,372	67.72%
Dennis E. Gibney	279,000	60.00%	239,849	51.58%
John Klimowich	249,000	60.00%	205,966	49.63%
Oliver E. Lewis, Jr.	240,000	60.00%	205,016	51.25%
Allyson Schlesinger	261,000	60.00%	217,274	49.95%

Long-Term Incentive Compensation

In March 2025, the board of directors of Columbia Financial approved the 2025 Long-Term Incentive Program (“LTIP”), as recommended by the Compensation Committee. Under the 2025 LTIP, long-term incentives are issued under the terms of our 2019 Equity Incentive Plan (the “2019 Equity Plan”). The target long-term incentive opportunity for each NEO under the 2025 LTIP was allocated among performance-based restricted stock (“PRSA”) (50%) and time-based vested nonqualified stock options (“NQSO”) (50%) as follows:

NEO	2025 LTIP as a % of Base Salary	Performance Restricted Stock Awards (at Target) (#)	Non-Qualified Stock Options (#)
Thomas J. Kemly	125%	36,460	94,749
Dennis E. Gibney	60%	8,757	22,757
John Klimowich	60%	7,815	20,310
Oliver E. Lewis, Jr.	60%	7,533	19,576
Allyson Schlesinger	60%	8,192	21,289

2025 – 2027 Performance Restricted Stock Awards. We grant PRSAs to our executives to align pay and long-term financial performance. The PRSAs have a three-year performance period, which will be measured over the period January 1, 2025 through December 31, 2027, with cliff vesting following the end of the performance period. Under the 2019 Plan and the applicable award agreements, the PRSAs are forfeited upon the executive’s termination of employment prior to the settlement date, which occurs after the close of the performance period. The awards vest at 50% of target upon the executive’s termination of employment by reason of death or disability with remainder of the PRSAs forfeited.

For the 2025 LTIP, the Compensation Committee retained one of the performance metrics for the 2025 LTIP as was used for the 2024 LTIP: Absolute Core Bank Return on Assets (“ROAA”). The second performance metric for the 2025 LTIP was Relative Stock Price Appreciation. ROAA will be calculated on a year-by-year basis based on annual performance targets, with the final metric calculated based on the average of the three years performance in the measurement period. ROAA is defined as the ratio that is derived by dividing Columbia Bank’s core net income by its total average assets for each fiscal year of Columbia Bank during the performance period, as publicly reported by Columbia Bank. ROAA is weighted at 60%. The Relative Stock Price Appreciation metric will be calculated based on the change in stock price from the beginning of the three-year performance period to the end of the three-year performance period as compared to Columbia Financial’s compensation peer group. The Relative Stock Appreciation metric is weighted at 40%.

The Compensation Committee believes that use of the ROAA metric facilitates alignment of the incentive awards grants with achievement of Columbia Bank’s targets for growth in earnings, over the three-year period. The Relative Stock Appreciation metric creates alignment with Columbia Bank’s strategic plan to create alignment between Columbia Bank’s strategic plan and stockholder interests as reflected in Columbia Financial’s relative stock price growth, as well as to benchmark this progress against peer banks.

At the end of the three-year performance period, our NEOs can earn between 0% and 150% of the target number of PRSAs granted based on the level of achievement of the two metrics. Payouts for intermediate performance level will be determined using straight-line interpolation. PRSA awards for the 2025-2027 performance period will be settled in the first quarter of 2028, following completion of Columbia Financial’s 2027 audited financial statements and review of final peer group financial results.

Stock Options. 2025 LTIP non-qualified stock option grants vest in equal installments over three years commencing on March 3, 2025, subject to continued service with Columbia Financial or its subsidiaries.

Results of 2023-2025 Performance-Based Restricted Stock Awards

The three-year performance period for the 2023-2025 PRSAs concluded on December 31, 2025. Payout of the award was based on Core Bank Return on Assets (“ROAA”) and Relative Core Bank Efficiency Ratio for the three-year performance period.

ROAA was calculated on a year-by-year basis based on annual performance targets, with the final metric calculated based on the average of the three-years performance period. ROAA was defined as the ratio that is derived by dividing Columbia Bank’s net income by its total average assets for each fiscal year of Columbia Bank during the performance period, as publicly reported by the Columbia Bank. ROAA was weighted at 60%. The Relative Core Bank Efficiency Ratio was calculated based on the average performance of Columbia Bank over the three-year performance period relative to the efficiency ratios achieved by the companies in the KBW Nasdaq Regional Bank Index, as fixed at January 1, 2023. The Efficiency Ratio was calculated by dividing Columbia Bank’s non-interest expense by the sum of Columbia Bank’s net interest income plus non-interest income for each fiscal year of Columbia Bank or portion thereof in the performance period, as publicly reported by Columbia Bank. The Efficiency Ratio is weighted at 40%.

For the 2023-2025 performance period, the Efficiency Ratio metric was not achieved and the average performance for Core ROAA metric was achieved at 42%, which resulted in a total payout at 25%. Payouts for the 2023-2025 performance period will be made upon the vesting date of May 1, 2026.

The following table lists the number of shares to which our NEOs became vested at the end of the 2021-2023 performance cycle.

Name	2023-2025 PRSAs Earned at 25% of Target (#)(1)
Thomas J. Kemly	6,512
Dennis E. Gibney	2,302
John Klimowich	2,067
Oliver E. Lewis, Jr.	1,990
Allyson Schlesinger	2,171

(1)	For the 2023-2025 performance period, the following number of PRSAs granted to each named executive officer on May 1, 2023 were forfeited by each such executive as follows:

Name	Number of Shares
Thomas J. Kemly	32,558
Dennis E. Gibney	11,512
John Klimowich	10,336
Oliver E. Lewis, Jr.	9,948
Allyson Schlesinger	10,852

Other Compensation Programs and Policies

Retirement Benefits and Deferred Compensation

We maintain broad-based tax-qualified employee stock ownership and tax-qualified 401(k) plans. Generally, all employees of Columbia Financial are eligible to participate in these plans, including the NEOs. We also maintain a tax-qualified pension plan, which plan was closed to new participants effective October 1, 2018.

In addition to the tax-qualified plans described above, we provide our NEOs and other highly compensated employees with benefits under a nonqualified retirement and deferred compensation plans, as described below.

See the narrative accompanying the pension benefit tables and nonqualified deferred compensation tables for details regarding these plans as well as the discussion of such plans below under “Executive Compensation” below.

Other Benefits

We provide our NEOs with a set of core benefits that are generally available to our other full-time employees (e.g., coverage for medical, dental, vision care, prescription drugs, and basic life insurance and long-term disability coverage), plus voluntary benefits that a NEO may select (e.g., supplemental life insurance).

Life Insurance Benefits. We maintain supplemental life insurance agreements with each of the named executive officers, other than Ms. Schlesinger. Pursuant to those agreements, the executive officer’s designated beneficiary will be entitled to share in the death proceeds payable under one or more life insurance policies owned by us in the event of the executive’s death while the agreement remains in effect. The amount payable to the named executive officers’ beneficiaries, other than Mr. Kemly, is one and one-half times base salary. For Mr. Kemly the benefit payable is three times his base salary. These benefits are in addition to the basic life insurance Columbia Financial provides to all full-time employees, limited to $1.0 million. The supplemental life insurance agreements will terminate if the executive officer has a separation from service, other than as a result of the executive officer’s disability or retirement. The Summary Compensation Table includes the taxable income associated with this benefit in the column labeled All Other Compensation.

Perquisites

We annually review the perquisites that we make available to our named executive officers. The primary perquisites for these individuals may include automobile allowances and mobile phone charges. See “Executive Compensation — Summary Compensation Table” for detailed information on the perquisites provided to our NEOs.

Employment Agreements

The Compensation Committee believes that employment agreements are necessary to attract and retain qualified executives and ensure the stability of our executive management team. Our employment agreements with our NEOs generally set forth the terms of the executive’s employment with Columbia Financial and also promise severance benefits if the executive is involuntarily terminated without cause or, in some cases, if the executive voluntarily terminates his or her employment for good reason. The retention of key management is essential to and in our stockholders’ best interests. The Compensation Committee believes reasonable severance benefits help ensure the continued dedication and efforts of management without undue concern for or distraction by their personal, financial and employment security. Similarly, in the context of a potential change in control transaction, the Compensation Committee believes that employment agreements effectively motivate executives to remain engaged and strive to create stockholder value, despite the risk of job loss or the loss of equity vesting opportunity. In addition, these severance arrangements are necessary to attract and retain qualified executives who may have other job alternatives that may appear to them to be less risky absent these arrangements. For a detailed description of Columbia Financial’s employment agreements with our NEOs, please see the section entitled “Summary of Executive Employment Agreements and Potential Payments upon Termination or Change in Control.” Columbia Financial has entered into new employment agreements with our executive management team in connection with Columbia Bank’s proposed second-step conversion, other than Mr. Kemly whose existing employment agreement will be assumed by Columbia Financial, Inc., a newly formed Maryland holding company that will become the holding company for Columbia Bank upon the completion of the second-step conversion. Columbia Financial, Inc. (a Maryland corporation)and Columbia Bank are also parties to the new agreements. The new employment agreements are substantially the same as the current employment agreements with Columbia Financial. The primary change from the current agreements was to have the severance terms for all executive officers be the same whereas, in the prior agreements, the severance terms varied among the executives.

Tax Deductibility of Executive Compensation

To the greatest extent possible, we structure our compensation programs in a tax-efficient manner. The Compensation Committee believes that tax deductibility is but one factor to consider in developing an appropriate compensation package for executives. As such, the Compensation Committee reserves and will exercise its discretion in this area to design a compensation program that serves the long-term interests of Columbia Financial, but which may not qualify for tax deductibility under Section 162(m) of the Internal Revenue Code.

Executive Compensation Policies

Recoupment and Clawback Policies. Columbia Financial has a policy for the recoupment of incentive compensation (the “Recoupment Policy”), which was formerly referred to as our Clawback Policy, and which was updated in 2023 to comply with the Exchange Act and the Nasdaq Listing Rules.

The Recoupment Policy provides for the prompt recovery of certain excess incentive-based compensation received during an applicable three-year recovery period by current or former executive officers in the event we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws. Triggering events include accounting restatements to correct an error in previously issued financial statements that is material to such previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Excess incentive-based compensation for these purposes generally means the amount of incentive-based compensation received by such executive officer that exceeds the amount of incentive-based compensation that would have been received by such executive officer had it been determined based on the restated amounts, without regard to any taxes paid. Incentive- based compensation potentially subject to recovery under the Recoupment Policy is in general limited to any compensation granted, earned, or vested based wholly or in part on the attainment of one or more financial reporting measures.

In general, we may utilize a broad range of recoupment methods under the Recoupment Policy. The Recoupment Policy does not condition recovery on the fault of the executive officer, but we are not required to recoup amounts in limited circumstances where the Compensation Committee has made a determination that recovery would be impracticable and where (i) we have already attempted to recover such amounts but the direct expenses paid to a third party in an effort to enforce the Recoupment Policy would exceed the amount to be recovered or (ii) the recovery would cause the non-compliance
of a
tax-qualified
retirement plan under the Internal Revenue Code and applicable regulations. We may not indemnify any such executive officer against the loss of such recovered compensation.
Columbia Financial has also adopted a Supplemental Compensation Recoupment Policy, which gives Columbia Financial the discretion to clawback incentive and non-incentive
compensation awarded, including time-based equity awards, to any officer with the title of Senior Vice President and above in the event of misconduct, as such term is defined in the policy.
Stock Ownership Guidelines for Executive Officers
. Columbia Financial’s Share Ownership and Retention Policy sets forth stock ownership guidelines that are robust and reflect current corporate governance trends. We require our executive officers to own or acquire shares of Columbia Financial stock having a fair market value equal to the following amounts:

Title	Amount
President and Chief Executive Officer	5x base salary
Senior Executive Vice Presidents	3x base salary
Executive Vice Presidents	2x – 3x base salary (depending on date of appointment or hire)
Each of these individuals must fulfill their ownership requirement within five years of becoming subject to the Share Ownership and Retention Policy, and individuals are further required to fulfill 25% and 50% of their ownership requirement within two and three years, respectively, of becoming subject to the Share Ownership and Retention Policy. Each NEO’s stock ownership level is reviewed annually by Columbia Financial and the Nominating/Corporate Governance Committee. As of December 31, 2025, all current NEOs were in compliance with their respective stock ownership levels.
Anti-Hedging and Pledging Policies
. Columbia Financial has a written policy that prohibits our directors and officers from hedging the value of our stock by the purchase and sale of puts, calls, options, or other derivative securities based on Columbia Financial stock, or other transactions related to the monetization of the value of our stock. In addition, our officers, directors, and employees are not allowed to pledge Columbia Financial stock as collateral or acquire Company stock on margin.
Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
Our equity awards are generally granted on fixed dates determined in advance. The Compensation Committee’s general practice is to complete its annual executive compensation review and determine target compensation for the NEOs, which coincides with Columbia Financial’s regularly scheduled Board and Committee meetings, then such equity awards are granted. Annual equity awards are typically granted to our NEOs in March of each fiscal year. On limited occasions, the Compensation Committee may grant equity awards outside of our annual grant cycle for new hires, promotions, recognition, retention, or other purposes. The Compensation Committee approves all equity award grants on or before the grant date and does not grant equity awards in anticipation of the release of material nonpublic information. Similarly, the Compensation Committee does not time the release of material nonpublic information based on equity award grant dates.
Risk Considerations in Our Compensation Program
The Compensation Committee has assessed Columbia Financial’s compensation programs, including incentive compensation, and has concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on Columbia Financial. Our Compensation Committee has also assessed Columbia Financial’s executive and broad-based compensation and benefits programs to determine if the programs’ provisions and operations create undesired or unintentional risk of a material nature. In 2025, the Compensation Committee retained a third party to assist in conducting a comprehensive risk assessment of our compensation policies and practices. The risk assessment included an evaluation of our compensation strategy and philosophy, the design of our annual cash incentive plan and our long-term equity incentive plan, our severance policies, and our sales compensation plans.

Based on the foregoing risk assessment conducted for 2025, the Compensation Committee concluded that our incentive compensation plans do not create significant inappropriate or unintended risk to Columbia Financial. Further, it determined that our incentive compensation arrangements provide incentives that do not encourage risk-taking beyond Columbia Financial’s ability to effectively identify and manage significant risks; that are compatible with effective internal controls and our risk management practices; and that are supported by strong governance and the oversight and administration of the Compensation Committee and the board of directors.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee of Columbia Financial is or has been an officer or employee of Columbia Bank, and no executive officer of Columbia Bank served on the compensation committee or board of any company that employed any member of Columbia Financial’s Compensation Committee or board of directors. None of the members of the Compensation Committee had a relationship that would require disclosure under Item 13 of this Form 10-K/A, except as may be described under that item of this Form 10-K/A.

Compensation Committee Report

The Compensation Committee of Columbia Financial has reviewed and discussed this Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

Submitted by the Compensation Committee:

Elizabeth E. Randall, Chair

Noel R. Holland

Daria Torres

Lucy Sorrentini

Robert Van Dyk

March 2, 2026

Summary Compensation Table

Name	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Thomas J. Kemly	2025	929,305	—	591,746	591,234	629,372	1,548,330	80,859	4,370,846
President and Chief	2024	900,005	—	683,840	227,840	302,485	564,078	80,773	2,759,021
Executive Officer	2023	878,064	—	622,776	207,659	191,634	1,672,739	122,783	3,695,655
Dennis E. Gibney(a)	2025	465,000	—	142,126	142,004	239,849	123,559	40,687	1,153,225
SEVP, Chief Financial Officer	2024	445,500	—	181,336	60,417	142,852	13,610	38,841	882,556
	2023	436,933	—	220,195	73,421	104,515	107,929	53,704	996,697
Oliver E. Lewis, Jr.	2025	400,000	—	122,261	122,154	205,016	—	40,786	890,217
SEVP, Head of Commercial Banking
John Klimowich	2025	415,000	—	126,837	126,734	205,966	526,088	38,104	1,438,729
SEVP, Chief Risk Officer	2024	400,000	—	162,827	54,250	122,262	82,343	35,955	857,637
	2023	392,307	—	197,704	65,924	82,400	625,391	48,031	1,411,757
Allyson Schlesinger	2025	435,000	—	132,956	132,843	217,274	107,954	38,347	1,064,374
SEVP, Head of Consumer Banking	2024	420,000	—	170,968	56,960	134,673	40,094	37,697	860,392
	2023	411,923	—	207,587	69,223	111,384	83,281	54,045	937,443

(a)

On January 29, 2026, Mr. Gibney was promoted to First Senior Executive Vice President and Chief Banking Officer. Amounts in this table show his compensation as Chief Financial Officer for 2023 through 2025.

(1)

Reflects salary amounts that include cash compensation earned by each NEO, including any portion of these amounts contributed to the tax-qualified 401(k) plan or the SIM. In 2023, salaries above reflect less than the annual base salary for each executive due to a change in payroll processing that resulted in one less pay period captured in 2023.

(2)

Reflects the aggregate grant date fair value of performance restricted stock awards granted on March 3, 2025, although the number of PRSAs that vest depends on whether we achieve specified performance measures. This amount reflects the total grant date fair value for these performance restricted stock awards and does not correspond to the actual value that will be recognized in income by an NEO when received. For 2025, the grant date value of the PRSAs included in this column is based on payout at the target.

(3)

Reflects the aggregate grant date fair value of stock options granted in 2025 under the 2025 LTIP, calculated in accordance with FASB ASC Topic 718 for stock-based compensation based upon a fair value of $6.24 for each option using the Black-Scholes option pricing model. The NQSOs are subject to vesting based on continued employment. The actual value, if any, realized by a named executive officer from any option will depend on the extent to which the market value of the common stock exceeds the exercise price of the option on the date the option is exercised. Accordingly, there is no assurance that the value realized by a named executive will be at or near the value estimated above.

(4)

For 2025, represents non-discretionary, performance-based cash payments earned by each named executive officer during each year presented under the PAIP, which is described above under “Annual Incentive Compensation.”

(5)

Reflects the actuarial change in the present value of the NEOs benefits under the pension plan and the Retirement Income Maintenance Plan. There are no above-market or preferential earnings on deferred compensation because earnings under all non-qualified deferred compensation plans are pegged to investments that are available to the general public. Neither an increase nor a decrease in the pension value resulting from changes in actuarial assumptions results in any increase or decrease in benefits payable to participants under the pension plan. See footnote 1 to the pension plan table included in “—  Pension Benefits” below for more information.

(6)

Details of the amounts disclosed in the “All Other Compensation” column for 2025 are provided in the table below, which reflects the types and dollar amounts of perquisites and other personal benefits provided to the NEOs in 2025. Except as otherwise noted, the actual incremental costs to Columbia Financial of providing the perquisites and other personal benefits to the NEOs was used.

	Company Contribution to ESOP and ESOP SERP(a)	Company Matching Contributions to 401(k) Plan and SIM(b)	Imputed Income from BOLI	Perquisites
Thomas J. Kemly	$58,776	$10,500	$6,132	$5,451
Dennis E. Gibney	28,888	10,500	579	720
John Klimowich	25,571	10,500	1,313	720
Oliver E. Lewis, Jr.	24,316	15,750	—	720
Allyson Schlesinger	27,048	10,500	—	799

(a)	Reflects regular Columbia Bank ESOP and ESOP SERP allocations for each NEO.
(b)	Reflects the cost of matching contributions under our tax-qualified 401(k) plan and SIM.
(c)	Perquisites include car allowance or personal use of company vehicle for those NEOs who were provided with such an allowance in 2025 and mobile phone allowance.

Grants of Plan Based Awards

The following table summarizes grants made in 2025 to our NEOs under the 2019 Equity Incentive Plan. The material terms of Columbia Financial’s annual and long-term incentive programs are described in the Compensation Discussion and Analysis of this Item 11.

	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of shares of stock (#)	All Other Stock Awards: Number of Securities Underlying Options(3)	Exercise of Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Thomas J. Kemly
PRSA	03/03/25	—	—	—	9,115	36,460	54,690	—	—	—	591,746
Stock Options	03/03/25	—	—	—	—	—	—	—	94,749	16.23	591,234
PAIP		348,488	696,979	1,045,467	—	—	—	—	—	—	—
Dennis E. Gibney
PRSA	03/03/25	—	—	—	2,189	8,757	13,136	—	—	—	142,126
Stock Options	03/03/25	—	—	—	—	—	—	—	22,757	16.23	142,004
PAIP		139,500	279,000	418,500		—	—	—	—	—	—
Oliver E. Lewis, Jr.
PRSA(6)	03/03/25	—	—	—	1,883	7,533	11,300	—	—	—	122,261
Stock Options	03/03/25								19,756	16.23	122,154
PAIP		102,507	205,015	307,522	—	—	—	—	—	—	—
John Klimowich
PRSA	03/03/25	—	—	—	1,954	7,815	7,815	—	—	—	126,837
Stock Options	03/03/25	—	—	—	—	—	—	—	20,310	16.23	126,734
PAIP		124,500	249,000	373,500	—	—	—	—	—	—	—
Allyson Schlesinger
PRSA	03/03/25	—	—	—	2,048	8,192	12,288	—	—	—	132,956
Stock Options	03/03/25	—	—	—	—	—	—	—	21,289	16.23	132,843
PAIP		130,500	261,000	391,500	—	—	—	—	—	—	—

(1)

The amounts in these columns represent the threshold, target and maximum amounts of potential cash payments that may be earned under the PAIP. The PAIP is described under “Compensation Discussion and Analysis —  2025 Compensation.” The actual amounts earned by each executive are disclosed in the Summary Compensation Table. The threshold assumes the participant achieves threshold for all performance measures. The actual payout may be less.

(2)

The amounts in these columns represent the threshold, target and maximum number of shares that may be earned under the 2025 LTIP with respect to PRSAs granted in 2025. Shares earned will become vested in 2027 following the end of the 2025-2026 performance period based on the extent to which the performance metrics established in the LTIP are achieved. The 2025 LTIP is described under “Compensation Discussion and Analysis — Long-Term Incentive Compensation.” The actual amounts awarded to each executive in 2025 are disclosed in the Summary Compensation Table.

(3)

The information in this column represents time-vested stock option awards granted in 2025 pursuant to the 2025 LTIP. The stock options vest in three approximately equal annual installments commencing on March 3, 2025.

(4)

The amounts reported are the aggregate grant date fair value of the awards computed in accordance with the FASB ASC Topic 718 for share-based payments. The grant date fair value for the PRSAs is equal to the number of awards multiplied by $16.23, the closing price of Columbia Financial’s common stock on the grant date. For the PRSAs, the amounts shown is based on the target opportunity. The grant date fair value for stock option awards is equal to the number of options multiplied by a fair value of $6.24 which was computed using the Black-Scholes option pricing model.

Outstanding Equity Awards at 2025 Fiscal Year End

The following table shows information regarding all unvested equity awards held by our NEOs on December 31, 2025.

	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price	Option Expiration Date	Number of Shares Restricted Stock Not Vested(2)	Market Value of Share or Units of Restricted Stock Not Vested(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested (#)(4)
Thomas J. Kemly	03/03/2025	—	94,749	$16.23	03/03/2035	—	—	—	—
	03/03/2025	—	—	—		—	—	54,690	849,883
	03/06/2024	12,389	24,779	$16.49	03/06/2034	—	—	—	—
	03/06/2024	—	—	—	—	9,216	143,217	—	—
	03/06/2024	—	—	—	—	—	—	41,470	644,444
	05/01/2023	25,262	12,632	$15.94	05/01/2033	—	—	—	—
	05/01/2023	—	—	—	—	4,341	67,459	—	—
	05/01/2023	—	—	—	—	—	—	39,070	607,148
Dennis E. Gibney	03/03/2025	—	22,757	$16.23	03/03/2035	—	—
	03/03/2025	—	—	—	—	—	—	13,136	204,133
	03/06/2024	3,285	6,571	$16.49	03/06/2034	—	—	—	—
	03/06/2024	—	—	—	—	2,444	37,980	—	—
	03/06/2024	—	—	—	—	—	—	10,997	173,863
	05/01/2023	8,932	4,466	$15.94	05/01/2033	—	—	—	—
	05/01/2023	—	—	—	—	1,535	23,854	—	—
	05/01/2023	—	—	—	—	—	—	13,814	214,670
Oliver E. Lewis, Jr.	03/03/2025	—	19,576	$16.23	03/03/2035	—	—
	03/03/2025	—	—	—	—	—	—	11,300	175,602
	03/06/2024	2,839	5,679	$16.49	03/06/2034	—	—	—	—
	03/06/2024	—	—	—	—	2,112	32,820	—	—
	03/06/2024	—	—	—	—	—	—	9,504	147,692
	05/01/2023	7,719	3,860	$15.94	05/01/2033	—	—	—	—
	05/01/2023	—	—	—	—	1,327	20,622	—	—
	05/01/2023	—	—	—	—	—	—	11,938	185,517
John Klimowich	03/03/2025	—	20,310	$16.23	03/03/2035	—	—	—	—
	03/03/2025	—	—	—	—	—	—	11,723	182,175
	03/06/2024	2,950	5,900	$16.49	03/06/2034	—	—	—	—
	03/06/2024	—	—	—	—	2,194	34,095	—	—
	03/06/2024	—	—	—	—	—	—	9,874	153,442
	05/01/2023	8,020	4,010	$15.94	05/01/2033	—	—	—	—
	05/01/2023	—	—	—	—	1,378	21,359	—	—
	05/01/2023	—	—	—	—	—	—	12,403	192,743
Allyson Schlesinger	03/03/2025	—	21,289	$16.23	03/03/2035	—	—	—	—
	03/03/2025	—	—	—	—	—	—	12,288	190,956
	03/06/2024	3,097	6,195	$16.49	03/06/2034	—	—	—	—
	03/06/2024	—	—	—	—	2,304	35,804	—	—
	03/06/2024	—	—	—	—	—	—	10,368	161,119
	05/01/2023	8,421	4,211	$15.94	05/01/2033	—	—	—	—
	05/01/2023	—	—	—	—	1,447	22,486	—	—
	05/01/2023	—	—	—	—	—	—	13,023	202,377

(1)

For 2023, represents stock options granted pursuant to the 2023 LTIP that vest in approximately three equal annual installments commencing May 1, 2024, one third of which vested on May 1, 2024, one third which vested on May 1, 2025 and one third of which will vest on May 1, 2026. For 2024, represents stock options granted pursuant to the 2024 LTIP that vest in three equal installments, with one third of these options having vested on March 3, 2025 and one third vested on March 3, 2026.

(2)

For 2023, represents restricted stock awards granted pursuant to the 2023 LTIP, one third of which vested on May 1, 2024, one third of which vested on May 1, 2025 and one third of which will vest on May 1, 2026.

(3)	Based on Columbia Financial’s closing stock price of $15.54 on December 31, 2025.
(4)

Represents grants of performance-based restricted stock awards pursuant to the 2023 LTIP, 2024 LTIP and the 2025 LTIP. The number of PRSAs in the table assumes the maximum level of performance is achieved. The actual number of PRSAs earned will become vested following the end of the 2023-2025, performance period, 2024 —  2026 and the 2025 —  2027 performance period, respectively, based on the extent to which the performance metrics established in the 2023 LTIP, 2024 LTIP and 2025 LTIP, respectively, are achieved. The 2025 LTIP is described under “Compensation Discussion and Analysis — Long-Term Incentive Compensation” as are the results of the 2023 —  2025 LTIP performance period.

Option Exercises and Stock Vested

The following table shows the value realized upon the vesting of restricted stock awards in 2025.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Thomas J. Kemly	—	—	8,948	136,145
Dennis E. Gibney	—	—	2,757	41,747
John Klimowich	—	—	2,475	37,477
Oliver E. Lewis, Jr.			2,382	36,069
Allyson Schlesinger	—	—	2,599	39,354

(1)

The amounts reported in this column are determined by multiplying the number of shares that vested by the per share closing price of Columbia Financial common stock on the vesting date. Includes the aggregate number of shares vested for restricted stock awards. The total includes any amounts that were withheld for applicable taxes.

Pension Benefits

Tax-Qualified Pension Plan. The Columbia Bank Retirement Plan (“Pension Plan”) is a tax-qualified defined benefit pension plan that covers approximately 841 eligible current employees, former employees, and retirees of Columbia Financial. All of the NEOs, other than Mr. Lewis, participate in the Pension Plan. If a participant elects to retire upon the attainment of age 65, and the participant was hired prior to July 1, 2005, the plan provides that the participant’s normal retirement benefit will equal 2% of his or her average annual compensation for each plan year and month of service, up to a maximum of 45 years. If a participant elects to retire upon attainment of age 65, and the participant was hired on or after July 1, 2005, the plan provides that the participant’s normal retirement benefit will equal 1.8% of his or her average annual highest compensation over five consecutive years for each plan year and month of service, up to a maximum of 45 years. Participants who have attained age 55 and have completed 10 years of service may retire early. If the participant was hired prior to July 1, 2005, his or her benefit will be reduced by 3.0% for each year of early commencement between age 55 and 65; if the participant was hired on or after July 1, 2005, his or her benefit will be reduced by 1/15th for each year of early commencement between age 60 and 65 and an additional 1/30th for each year of early commencement between age 55 and 60. Participants become fully vested in their accrued plan benefit after five years of service. Under the plan, “average annual compensation” is defined as the average of a participant’s compensation for the period of five consecutive years during which his or her compensation was the highest. The Pension Plan was closed to new participants effective October 1, 2018. The Pension Plan was overfunded on December 31, 2025, with assets representing 204.2% of our benefit obligation at that date.

Retirement Income Maintenance Plan. The Columbia Bank Retirement Income Maintenance Plan (“RIM”) is a nonqualified and unfunded defined benefit retirement plan that provides supplemental retirement benefits to certain highly compensated employees of Columbia Financial and its subsidiaries whose benefits under the Pension Plan are limited due to the restrictions of Section 415 and/or Section 401(a)(17) of the Internal Revenue Code. All of the NEOs who participate in the Pension Plan also participate in the RIM. A participant’s benefit under the RIM is equal to the excess of (i) the benefit that would be payable to the participant in accordance with the terms of the tax-qualified pension plan disregarding the limitations imposed by Section 415 and Section 401(a)(17) of the Internal Revenue Code, less (ii) the benefit actually payable to the participant under the Pension Plan after taking such limitations into account. A participant becomes vested in his or her RIM benefits upon satisfying the requirements for early retirement (attaining age 55 while employed and completing 10 years of service) or normal retirement (attaining age 65 while employed and completing five years of service). A participant’s vested RIM benefit will be paid at the time and in the form elected by the participant; the default time and form of payment is a life annuity with a minimum of 120 monthly payments commencing on the first day of the month following the month in which the participant separates from service, provided that if the participant is a “specified employee” for purposes of Section 409A of the Internal Revenue Code on the date of the participant’s separation from service, payment will be delayed for six months following the participant’s separation from service.

Pension Benefits Table. The following table shows the actuarial present value of the accumulated benefit under our tax-qualified pension plan and the RIM, along with the number of years of credited service under the respective plans, for each of our named executive officers.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit(1)
Thomas J. Kemly	Columbia Bank Retirement Plan	44.67	$5,158,915
	Columbia Bank RIM	44.67	8,824,945
Dennis E. Gibney	Columbia Bank Retirement Plan	11.50	468,714
	Columbia Bank RIM	11.50	164,462
John Klimowich	Columbia Bank Retirement Plan	40.17	3,472,368
	Columbia Bank RIM	40.17	731,682
Oliver E. Lewis, Jr.	Columbia Bank Retirement Plan	—	—
	Columbia Bank RIM	—	—
Allyson Schlesinger	Columbia Bank Retirement Plan	7.25	355,155
	Columbia Bank RIM	7.25	93,595

(1)

Columbia Financial provides its actuaries with certain rate assumptions used in measuring its benefit obligations under the Pension Plan. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. The Pension Plan was overfunded on December 31, 2025, with assets representing 204.2% of our benefit obligation at that date.

Nonqualified Deferred Compensation

Supplemental Executive Retirement Plan. The Columbia Bank ESOP Supplemental Executive Retirement Plan (“ESOP SERP”) is a nonqualified and unfunded defined contribution retirement plan that provides supplemental retirement benefits related to its tax-qualified employee stock ownership plan. The ESOP SERP provides benefits to eligible officers of Columbia Financial and its subsidiaries designated by the Board that cannot be provided under the tax-qualified employee stock ownership plan but for the eligibility requirements of the plans or limitations imposed by the Internal Revenue Code. All NEOs are eligible to participate in the ESOP SERP. An NEO becomes vested in these benefits in 25% increments after completing two, three, four and five years of service with Columbia Financial. In addition to providing benefits that would otherwise be lost because of eligibility requirements or the Internal Revenue Code limitations on tax-qualified plans, the ESOP SERP also provides a supplemental benefit upon a change of control prior to the scheduled repayment of the tax-qualified employee stock ownership plan loan. Under the terms of the ESOP SERP, each NEO is eligible to receive a cash payment in the event of a change in control equal to the dollar value of the stock benefit the NEO would have received under the tax-qualified employee stock ownership plan and ESOP SERP had the executives remained employed throughout the term of the loan, less the shares of common stock allocated under the tax-qualified employee stock ownership plan and ESOP SERP on the NEO’s behalf. The supplemental change in control benefits under the ESOP SERP are nonforfeitable and distributable upon termination of employment for any reason.

Non-Qualified Savings Income Maintenance Plan. The Columbia Bank Savings Income Maintenance Plan (the “SIM”) is a non-qualified and unfunded defined contribution retirement plan for the benefit of certain highly compensated employees of Columbia Financial and its subsidiaries. All NEOs are eligible to participate in the SIM. Under the SIM, a participant may defer between 3% and 13% of the participant’s compensation above the salary limit imposed by Section 401(a)(17), reduced by the amount of Federal Insurance Contribution Act taxes that the participant must pay in a plan year with respect to such compensation. In addition, Columbia Financial may make matching contributions equal to a portion of a participant’s compensation deferred under the SIM. For 2025, Columbia Bank made matching contributions in an amount equal to 100% of up to the first 3% of a participant’s compensation in excess of $350,000 that the participant deferred under the SIM including all of the NEOs. Participants earn a return on their notional account balances based on investment in phantom investment funds (like those available under the 401(k) Plan) selected by participants. The SIM does not guarantee a rate of return and none of the investment funds provide above market earnings. Participants are immediately 100% vested in their account balances attributable to compensation deferral contributions. Participants generally become vested in their account balances attributable to matching contributions in installments — 25% after two years of service, 50% after three years of service, 75% after four years of service and 100% after five years of service — and become 100% vested upon death. A participant’s vested account balance will be distributed to the participant in a single lump sum upon the earlier of the participant’s separation from service or a change in control of Columbia Bank. If distribution is triggered by separation from service, it will be made on the first day of the month next following the two-month anniversary of the participant’s separation from service, provided that if the participant is a “specified employee” for purposes of Section 409A of the Internal Revenue Code on the date of the participant’s separation from service, payment will be delayed for six months following the participant’s separation from service. If distribution is triggered by a change in control, it will be made on the first day of the month next following the change in control.

Stock-Based Deferral Plan. The Columbia Bank Stock-Based Deferral Plan provides eligible key executives and members of the board of directors with the opportunity to elect to defer compensation received from Columbia Bank for their services and make contributions to the Stock-Based Deferral Plan which are credited to the individual’s deferral account in the form of phantom shares of Columbia Financial common stock. Pursuant to the Stock-Based Deferral Plan, eligible employees can defer up to 100% of their salary, bonus or cash-based incentive compensation and directors can defer up to 100% of their cash retainers. Assets in the Stock-Based Deferral Plan are held in a separate Rabbi Trust to pay Plan benefits. In order to maintain the Plan’s tax-deferred status, Rabbi Trust assets are subject to the claims of creditors of Columbia Financial in the event of its insolvency.

Nonqualified Deferred Compensation Table. The following table discloses contributions made under the SIM and the ESOP SERP for each named executive officer in 2025, along with the earnings and balances on each executive’s account as of December 31, 2025.

Name	Plan	Executive Contributions in 2025	Company Contributions in 2025(1)	Aggregate Earnings in 2025(2)	Aggregate Balance at 12/31/2025(3)
Thomas J. Kemly	Columbia Bank SIM	$74,702	$150	$—	$1,888,327
	ESOP SERP(4)	—	42,158	—	548,794
Dennis E. Gibney	Columbia Bank SIM	5,365	—	—	372,095
	ESOP SERP(4)	—	12,270	—	177,293
John Klimowich	Columbia Bank SIM	—	—	—	79,889
	ESOP SERP(4)	—	8,954	—	118,602
Oliver E. Lewis, Jr.	Columbia Bank SIM	13,789	—	—	264,000
	ESOP SERP(4)	—	7,698	—	53,077
Allyson Schlesinger	Columbia Bank SIM	—	—	—	72,778
	ESOP SERP(4)	—	10,430	—	110,837

(1)	Represents amounts earned in 2025 and credited to the NEO’s account in 2025. These amounts are disclosed in the Summary Compensation Table under “All Other Compensation” for each NEO.
(2)	Columbia Financial does not provide above-market or preferential rates and, as a result, the notional earnings are not included in the 2025 Summary Compensation Table.
(3)

Includes amounts earned in 2025 and credited to the accounts of the NEOs in 2025. None of the amounts reported in this column are reflected in the 2025 Summary Compensation Table. Deferral balances of the NEOs under the SIM were notionally invested among a variety of mutual fund alternatives and our common stock, and deferral balances under the ESOP SERP were notionally invested in shares of our common stock.

(4)	Executive contributions are not permitted under the ESOP SERP.

Summary of Executive Employment Agreements and Potential Payments Upon Termination or Change in Control

Columbia Financial previously entered into two-year employment agreements with Messrs. Kemly, Gibney, Klimowich, Lewis, and Ms. Schlesinger. Under these agreements, the Board may extend the terms of the employment agreements with the NEOs annually for another 12-month period unless the NEO gives notice of non-renewal at least 60 days prior to such extension. The Compensation Committee annually reviews the NEO’s base salaries. In addition to base salary, the agreements provide that the NEOs shall be eligible to participate in the short-term and long-term incentive compensation plans of Columbia Bank. Each NEO shall also be entitled to continue participation in any fringe benefit arrangements in which he or she was participating on the effective date of the employment agreement. In addition, the agreements provide for reimbursement of reasonable travel and other business expenses incurred in connection with the performance of the NEO’s duties.

Columbia Financial, Columbia Financial, Inc. (a Maryland corporation) and Columbia Bank have entered into new, two year employment agreements with Messrs. Gibney, Klimowich, Lewis and Ms. Schlesinger. The primary purpose of the new agreements was to make the terms of the agreements consistent among the NEOs, particularly with respect to severance provisions. Mr. Kemly’s current employment agreement will be assumed by Columbia Financial, Inc. (a Maryland corporation) upon the completion of Columbia Bank’s second-step conversion.

This summary and the potential termination payments are based on the prior employment agreements, which were in effect as of December 31, 2025.

Termination Without Cause or Resignation for Good Reason

If a NEO’s employment is terminated by Columbia Financial or Columbia Bank during the term of the agreement, without cause, including a resignation for good reason (as defined in the agreement), but excluding termination for cause or due to death, disability, retirement, the executive would be entitled to a payment equal to a multiple (three times for Mr. Kemly and two times for Messrs. Gibney, and Klimowich and one times for Mr. Lewis and Ms. Schlesinger) of the sum of: (i) his or her annual base salary plus (ii) his or her target annual bonus in effect on the termination date. The severance payment shall be paid to the NEO as salary continuation in substantially equal installments over the thirty-six, twenty-four or twelve-month period, respectively, in accordance with Columbia Bank’s customary payroll practices, subject to the receipt of a signed release of claims from the NEO within the time frame set forth in the agreement. Assuming the NEO elects continued medical, vision and dental coverage under COBRA, Columbia Bank will reimburse the executive the amount equal to the monthly COBRA premium paid by the NEO for such coverage less the active employee premium for such coverage for a period of 36 months, in the case of Mr. Kemly, and 24 months, in the case of Messrs. Gibney, and Klimowich and 12 months in the case of Mr. Lewis and Ms. Schlesinger or such lesser period as may be required under COBRA.

Termination Without Cause or Resignation for Good Reason upon a Change in Control

If a NEO’s employment is terminated during the term of the agreement by Columbia Financial or Columbia Bank without cause, including a resignation for good reason (as defined in the agreements), within 24 months after a change in control (as also defined in the agreements), the NEO would be entitled to a payment equal to a multiple of three times (two times in the case of Ms. Schlesinger) of the sum of: (i) his or her annual base salary (or his base salary in effect immediately before the change in control, if higher) plus (ii) his or her annual target bonus (or his target bonus in effect immediately before the change in control, if higher). The severance payment shall be paid to the NEO within sixty days of the termination date in a single lump sum payment. The payment shall also include a sum equal to his or her prior year bonus in a lump sum on the date on which the annual bonus would have been paid to NEO but for NEO’s termination of employment. In addition, each NEO shall receive a lump sum payment equal to the cost of providing continued medical, vision and dental coverage for 36 months following termination less the active employee charge for such coverage in effect on the termination date.

Definition of Good Reason

For purposes of the NEO’s ability to resign and receive a payment under the agreement, “good reason” would include the occurrence of any of the following events: (i) a material reduction in the NEO’s base salary or target bonus under the cash incentive plans, if applicable, except for reductions proportionate with similar reductions to all other members of the executive leadership team; (ii) a material adverse change in NEO’s position that results in a demotion in the NEO’s status within Columbia Financial or Columbia Bank; (iii) a change in the primary location at which the NEO is required to perform the duties of his employment with Columbia Financial and Columbia Bank to a location that is more than 30 miles from the location of Columbia Bank’s headquarters as of the date of the agreement; or (iv) a material breach by Columbia Financial or Columbia Bank of any written agreement between the NEO, on the one hand, and any of Columbia Financial and Columbia Bank or any other affiliate of Columbia Financial, on the other hand, unless arising from the NEO’s inability to materially perform his or her duties under the agreement.

Best Net Benefits

Section 280G of the Internal Revenue Code provides that severance payments that equal or exceed three times an individual’s base amount are deemed to be “excess parachute payments” if they are contingent upon a change in control. An individual’s base amount is generally equal to an average of the individual’s taxable compensation for the five taxable years preceding the year a change in control occurs. The employment agreements with our NEOs provide for a “best net benefits” approach in the event that severance benefits under the agreements or otherwise result in “excess parachute payments” under Section 280G. The best net benefits approach reduces an NEO’s payments and benefits to avoid triggering the excise tax if the reduction would result in a greater after-tax amount to the NEO compared to the amount the NEO would receive net of the excise tax if no reduction were made.

Termination as a Result of Disability

Under the employment agreements, if an NEO’s employment terminates as a result of disability, the employment agreement will terminate and the NEO will receive an amount equal to one time the sum of his or her base salary and target bonus in effect on the termination date less the amount expected to be paid to the NEO under the Columbia Bank long term disability plan, payable as salary continuation in substantially equal installments over a twelve-month period. For these purposes, disability will occur on the date on which the insurer or administrator of Columbia Bank’s long-term disability insurance determines that the NEO is eligible to commence benefits under such insurance. If the NEO dies while employed, (i) the NEO will remain entitled to life insurance benefits pursuant to Columbia Bank’s plans, programs, arrangements, and practices in this regard and (ii) Columbia Bank will pay to his or her designated beneficiary an amount equal to one time the sum of the NEO’s base salary and target bonus in effect on the termination date.

Treatment of Equity Awards in the Event of a Change in Control

Under the 2019 Equity Incentive Plan and the award agreements for the equity awards made to the NEOs, in the event of a change in control (as defined in the plan) and the involuntary separation of the NEO from service with Columbia Financial and its affiliates without cause within 12 months of the change in control and prior to the last vesting date for such awards, if such awards are not assumed by the surviving entity in the change in control, all such awards that are unvested at the time of the change in control will become immediately vested upon the effective date of the change in control.

Payments under Nonqualified Deferred Compensation Plans

As disclosed under “Nonqualified Deferred Compensation” above, under the terms of the ESOP SERP, an NEO will receive an additional cash payment in the event of a change in control equal to the benefit the NEO would have received under the Columbia Bank ESOP and the ESOP SERP had the NEO remained employed throughout the term of the ESOP loan, less the benefits actually provided under the Columbia Bank ESOP and ESOP SERP on the NEO’s behalf. The supplemental change in control benefits credited to NEO accounts under the ESOP SERP are nonforfeitable and will be distributed upon termination of employment for any reason. Distributions from the ESOP SERP (except for the supplemental ESOP SERP benefit in the event of a change in control) are not categorized as parachute payments and, therefore, do not count towards a participating executive’s limitation under Section 280G of the Internal Revenue Code.

Each NEO’s account balance under the SIM will become fully vested upon the NEO’s death. SIM benefits are described in more detail under “Pension Benefits Table.”

Messrs. Kemly, and Klimowich are vested in their RIM benefits, and they have each elected to receive payment of their accrued benefits under the RIM upon a change in control (as defined in the RIM). RIM benefits are described in more detail under “Pension Benefits.”

Tabular Information Regarding Potential Payments to Executives Upon Termination or a Change in Control

The following table summarizes the estimated payments to which the named executive officers were entitled upon termination as of December 31, 2025. Benefits payable under the Retirement Plan, the RIM, the 401(k) Plan and vested balances under non-qualified, deferred compensation plans are not included. For additional information on the benefits payable to our named executive officers upon termination or a change in control, see “— Summary of Executive Employment Agreements and Potential Payments upon Termination or Change in Control.”

	Expected Post- Termination Payments(1),(4)-(6)		Severance (Salary and Bonus)	COBRA Reimbursement	2025 Unpaid Bonus	Executive Life Insurance	Performance Achievement Incentive Plan(2)	Acceleration of Equity Awards(3),(7),(10)		Stock Options	Restricted Stock	ESOP SERP(8)	Potential Forfeiture(9)	Total Termination Benefits
Thomas J. Kemly
Death	$1,626,284	(1)	$1,626,284	$—	$—	$1,788,000	$629,372	$736,332	(3)	$—	$736,332	$—	$—	$4,779,988
Disability	$1,626,284	(4)	$1,626,284	$—	$—	$—	$629,372	$736,332	(3)	$—	$736,332	$—	$—	$2,991,988
Involuntary termination without cause	$5,579,092	(5)	$4,878,853	$70,881	$629,372	$—	$—	$—		$—	$—	$—	$—	$5,579,106
Involuntary or good reason termination after a CIC	$5,649,974	(6)	$4,878,853	$141,763	$629,372	$—	$—	$1,611,669	(7),(10)	$—	$1,611,669	$512,092	$—	$7,773,749
Retirement	$—		$—	$—	$—	$—	$629,372	$—		$—	$—	$—	$—	$629,372
Dennis E. Gibney
Death	$744,000	(1)	$744,000	$—	$—	$698,000	$239,849	$206,076	(3)	$—	$206,076	$—	$—	$1,887,925
Disability	$744,000	(4)	$744,000	$—	$—	$—	$239,849	$206,076	(3)	$—	$206,076	$—	$—	$1,189,925
Involuntary termination without cause	$1,798,731	(5)	$1,488,000	$70,881	$239,849	$—	$—	$—		$—	$—	$—	$—	$1,798,731
Involuntary or good reason termination after a CIC	$2,613,613	(6)	$2,232,001	$141,763	$239,849	$—	$—	$454,949	(7),(10)	$—	$454,949	$233,087	$—	$3,301,649
Retirement	$—		$—	$—	$—	$—	$—	$—		$—	$—	$—	$—	$—
John Klimowich
Death	$664,000	(1)	$664,000	$—	$—	$623,000	$205,966	$184,677	(3)	$—	$184,677	$—	$—	$1,677,643
Disability	$664,000	(4)	$664,000	$—	$—	$—	$205,966	$184,677	(3)	$—	$184,677	$—	$—	$1,054,643
Involuntary termination without cause	$1,583,623	(5)	$1,328,001	$49,656	$205,966	$—	$—	$—		$—	$—	$—	$—	$1,583,623
Involuntary or good reason termination after a CIC	$2,297,279	(6)	$1,992,001	$99,312	$205,966	$—	$—	$407,754	(7),(10)	$—	$407,754	$213,755	$(65,622)	$2,853,166
Retirement	$—		$—	$—	$—	$—	$205,966	$—		$—	$—	$—	$—	$205,966
Oliver Lewis
Death	$640,001	(1)	$640,001	$—	$—	$—	$207,518	$177,824	(3)	$—	$177,824	$—	$—	$1,025,343
Disability	$640,001	(4)	$640,001	$—	$—	$—	$207,518	$177,824	(3)	$—	$177,824	$—	$—	$1,025,343
Involuntary termination without cause	$879,794	(5)	$640,001	$32,275	$207,518	$—	$—	$—		$—	$—	$—	$—	$879,794
Involuntary or good reason termination after a CIC	$1,552,070	(6)	$1,280,001	$64,551	$207,518	$—	$—	$392,649	(7),(10)	$—	$392,649	$197,521	$(189,689)	$1,952,551
Retirement	$—		$—	$—	$—	$—	$—	$—		$—	$—	$—	$—	$—
Allyson Schlesinger
Death	$696,000	(1)	$696,000	$—	$—	$—	$216,153	$193,768	(3)	$—	$193,768	$—	$—	$1,105,921
Disability	$696,000	(4)	$696,000	$—	$—	$—	$216,153	$193,768	(3)	$—	$193,768	$—	$—	$1,105,921
Involuntary termination without cause	$912,153	(5)	$696,000	$—	$216,153	$—	$—	$—		$—	$—	$—	$—	$912,153
Involuntary or good reason termination after a CIC	$1,608,154	(6)	$1,392,001	$—	$216,153	$—	$—	$427,925	(7),(10)	$—	$427,925	$273,113	$—	$2,309,192
Retirement	$—		$—	$—	$—	$—	$—	$—		$—	$—	$—	$—	$—

(1)

Reflects payment under the applicable employment agreement equal to the sum of (1) the executive’s annual base salary and (2) target annual bonus each in effect on December 31, 2025. Upon death, the executive would also be entitled to receive his or her life insurance death benefits.

(2)

In the event of separation from service with Columbia Financial due to death, disability, or retirement, an executive would receive a prorated portion of the PAIP award earned for the year in which such separation occurs based on the period of active employment during such year. The amounts included in the table reflect 100% of the earned PAIP award for 2025 given the assumption that separation occurs on the last day of the year.

(3)

In the event of separation from service with Columbia Financial due to death or disability, an executive would vest in 50% of his or her net outstanding 2025 stock options and restricted stock, unless the executive is already vested in at least 50% of such awards in which case there is no accelerated vesting. The amount included in the table for the time-based restricted stock awards reflects approximately 17% of the outstanding shares underlying the 2024 grants, multiplied by the closing market price of our common stock on December 31, 2025 of $15.54. The amount included in the table for performance stock reflects 50% of the outstanding target shares underlying the 2023, 2024, and 2025 grants. The amount included in the table for stock options reflects the difference between the aggregate market value of 50% of the outstanding shares underlying the 2025 grant as of December 31, 2025, and approximately 17% of the outstanding shares underlying the 2024 grants, calculated based on the closing market price of our common stock on that day of $15.54 and the aggregate exercise price on 50% of all outstanding stock options. On December 31, 2025, the exercise prices on all of the executives’ outstanding unvested stock options exceeded the closing market price of our common stock.

(4)

Reflects payment under the applicable employment agreement equal to the sum of (A) the executive’s annual base salary and (B) target annual bonus each in effect on December 31, 2025. This payment will be reduced by the amount expected to be paid to the executive under Columbia Financial’s program of long-term disability insurance over the 12-month period following the executive’s termination.

(5)

Reflects payment under the applicable employment agreement for involuntary termination without cause or for good reason prior to a change in control equal to the sum of (1) two times (three times for Mr. Kemly and one time for Mr. Lewis and Ms. Schlesinger) the sum of the executive’s (A) annual base salary and (B) target annual bonus, each in effect on December 31, 2025, (2) 18 times (12 times for Mr. Lewis and Ms. Schlesinger) an amount which after taxes (determined using an assumed aggregate 40% tax rate) equals the difference between (A) Columbia Financial’s monthly COBRA premium for the type of Company-provided group health plan coverage in effect on December 31, 2025, for the executive, and (B) the active employee charge for such coverage, (3) the unpaid bonus due to the executive for the 2025 fiscal year of Columbia Financial.

(6)

Reflects payment under the applicable employment agreement for involuntary termination without cause or for good reason after a change in control equal to the sum of (1) three times (two times for Mr. Lewis and Ms. Schlesinger) the sum of the executive’s (A) annual base salary and (B) target annual bonus each in effect on December 31, 2025, (2) 36 times (24 times for Mr. Lewis) an amount which after taxes (determined using an assumed aggregate 40% tax rate) equals the difference between Columbia Financial’s monthly COBRA premium for the type of Company-provided group health plan coverage in effect on December 31, 2025, for the executive, and (B) the active employee charge for such coverage, and (3) the unpaid bonus due to the executive for the 2025 fiscal year of Columbia Financial.

(7)

In the event of separation from service with Columbia Financial without Cause within 12 months after the effective date of a change in control, an executive would become 100% vested in the executive’s 2025 outstanding stock options and restricted stock. Performance stock is assumed to vest at target grant levels, while the amount included in the table for time-based restricted stock awards reflects the total number of outstanding shares; shares assumed to vest are valued using the closing market price of our common stock on December 31, 2025 of $15.54. The amount included in the table for stock options reflects the difference between the aggregate market value of 100% of the underlying shares as of December 31, 2025 calculated based on the closing market price of our common stock on that day of $15.54 and the aggregate exercise price of all outstanding stock options. On December 31, 2025, the exercise prices on all of the executives’ outstanding unvested stock options exceeded the closing market price of our common stock.

(8)	Represents additional benefit due in the event of a change in control and full repayment of all outstanding Columbia Bank ESOP loans.
(9)

These payments are subject to reduction if the parachute amounts associated with the payments under Section 280G of the Internal Revenue Code equal or exceed three times the executive’s average taxable compensation received from the Company for the five-year period ending on December 31, 2025, and if the executive would receive on an after-tax basis by reducing the payments that he or she would receive by getting all the payments and paying the 20% excise tax imposed by Section 4999 of the Internal Revenue Code. The potential reduction could be less or greater depending on the actual circumstances at the time of a real transaction.

(10)	Assumes that the surviving entity in such change in control does not assume or replace the equity awards in connection with the change in control.

Pay Versus Performance
The following table sets forth information on the compensation paid to our chief executive officer and the other named executive officers along with the cumulative total stockholder return of Columbia Financial and a peer group index, Columbia Financial’s net income and Columbia Financial’s Bank level core return on average assets (“ROAA”), which is the most important financial measure (that is not otherwise disclosed in the table) used by Columbia Financial to link compensation actually paid to Columbia Financial’s NEOs in 2025 to Columbia Financial’s performance.

	Summary Compensation Table Total for Chief Executive Officer ($)	Compensation Actually Paid to Chief Executive Officer ($) (1)	Average Summary Compensation Tables Total for NEOs other than CEO ($) (2)	Average Compensation Actually Paid to NEOs other than CEO ($) (2)	Value of Initial Fixed $100 Investment Based on Cumulative Stockholder Return
Year					Total Stockholder Return ($)	Peer Group Total Stockholder Return ($) (3)	Net Income (in thousands) ($) (4)	Bank Level Core ROAA (5)
2025	4,370,846	1,462,507	1,136,636	640,287	100	145	51,766	0.48%
2024	2,759,021	621,278	963,859	409,601	102	139	(11,653)	0.19%
2023	3,695,655	549,639	1,250,538	374,582	124	127	36,086	0.46%
2022	1,662,649	2,257,930	851,145	947,272	139	135	86,173	0.96%
2021	2,131,936	5,339,883	1,034,874	1,913,716	134	150	92,049	1.04%

(1)
Thomas J. Kemly served as President and Chief Executive Officer f
or
each of the years presented in the table. Compensation actually paid to Mr. Kemly for each of the years p rese
nted in the table, as calculated in accordance
with
SEC regulations, was as follows:

	2025 ($)	2024 ($)	2023 ($)	2022 ($)	2021 ($)
Total Average Compensation in Summary Compensation Table	4,370,846	2,759,021	3,695,655	1,662,649	2,131,936
Plus/Minus: aggregate change in pension value	(1,548,330)	(564,078)	(1,672,739)	—	(366,796)
Increase/Decrease for “Service Cost” for Pension Plans	(17,700)	(20,277)	(43,689)	(16,229)	31,875
Minus: stock awards reported in Summary Compensation Table	(591,746)	(683,840)	(622,776)	—	—
Minus: option awards reported in Summary Compensation Table	(591,234)	(227,840)	(207,659)	—	—
Plus/Minus: fair value at covered fiscal year-end of unvested stock awards and stock options granted during covered fiscal year	(103,113)	(62,873)	300,557	—	—
Plus/Minus: change in fair value at covered fiscal year-end of unvested stock awards and stock options granted in any prior fiscal year that remain outstanding	(35,507)	(253,362)	(370,005)	240,345	3,225,045
Plus/Minus: change in fair value at vesting date of stock awards granted in any prior fiscal year for which all applicable vesting conditions have been satisfied	(20,709)	(325,473)	(529,705)	371,165	317,823

Compensation Actually Paid	1,462,507	621,278	549,639	2,257,930	5,339,883

(2)
The named executive officers for each of the years presented were as follows: for 2025, Dennis Gibney, John Klimowich, Oliver E. Lewis, Jr. and Allyson Schlesinger; for 2024, 2023 and 2020, Dennis E. Gibney, E. Thomas Allen, Jr., John Klimowich, and Allyson Schlesinger, for 2022, Dennis E. Gibney, E. Thomas Allen, Jr., John Klimowich, Allyson Schlesinger and W. Justin Jennings; and for 2021, Dennis E. Gibney, E. Thomas Allen, Jr., John Klimowich, Allyson Schlesinger and Oliver E. Lewis, Jr. The average compensation actually paid to the executive officers other than the chief executive officer for each of the years presented in the table, as calculated in accordance with SEC regulations, was as follows:

	2025 ($)	2024 ($)	2023 ($)	2022 ($)	2021 ($)
Total Average Compensation in Summary Compensation Table	1,136,636	963,859	1,250,538	851,145	1,034,874
Minus: aggregate change in pension value	(189,400)	(103,726)	(369,708)	—	(108,626)
Increase/Decrease for “Service Cost” for Pension Plans	(5,768)	4,230	(23,429)	(9,147)	26,558
Minus: stock awards reported in Summary Compensation Table	(131,045)	(180,174)	(218,773)	(81,002)	(83,999)
Minus: option awards reported in Summary Compensation Table	(130,934)	(60,030)	(72,950)	(54,000)	(56,000)
Plus: fair value at covered fiscal year-end of unvested stock awards and stock options granted during covered fiscal year	(22,835)	(16,566)	105,584	78,960	147,310
Plus/Minus: change in fair value at covered fiscal year-end of unvested stock awards and stock options granted in any prior fiscal year that remain outstanding	(9,960)	(89,005)	(122,010)	63,403	868,051
Plus/Minus: change in fair value at vesting date of stock awards granted in any prior fiscal year for which all applicable vesting conditions have been satisfied	(6,408)	(108,989)	(174,671)	97,913	85,548

Compensation Actually Paid	640,287	409,601	374,582	947,272	1,913,716

(3)	The peer group members did not change from 2022 to 2023, but did change for 2024 and 20 25. S ee “ Peer Group and Benchmarking. ”
(4)	Net Income as reported in Columbia Financial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
(5)	See “ — Non-GAAP Financial Measures ” for reconciliation to Bank Level Core ROAA.
Financial Performance Measures
The following lists the most important financial performance measures used by us to link compensation actually paid to our named executive officers for 2025 to Columbia Financial performance.
Bank Level
Non-GAAP
Core ROAA
Bank Level Net Interest Margin
Bank Level
Non-GAAP
Efficiency Ratio
NPAs to Assets
For explanations of these financial performance measures and reconciliation to the applicable amount measured in accordance with GAAP, see “
—

Non-GAAP
Financial Measures.
” For explanations of how these financial performance measures were used to determine 2025 pay for our chief executive officer and other named executive officers, see “
Compensation Discussion and Analysis

—

Elements of 2025 Executive Compensation Program.
”
Non-GAAP
Financial Measures
As discussed in this report, the Compensation Committee uses non-GAAP
financial measures to evaluate Columbia Financial’s performance under Columbia Financial’s incentive compensation plans. Typically, the Compensation Committee adjusts GAAP net income, or elements of net income, for non-core
performance items so that participants are compensated for Columbia Financial’s core performance and not penalized or rewarded for non-core
charges or unusual gains.
Non-GAAP
measures used in this Item 11 consist of the following:

•	Core Net Income at Bank Level . Core net income and the related measure of core return on average assets reflect net income (loss) at the Bank level adjusted for items noted below, all net of tax.

•	Core ROAA at Bank Level . Core ROAA means the average of Columbia Bank’s core return on average assets as measured by core net income.

•
Core Efficiency Ratio at Bank Level
. The efficiency ratio is
non-interest
expense as a percentage of net interest income plus
non-interest
income. The
non-GAAP
efficiency ratio adjusts
non-interest
income and
non-interest
expense for items noted below.

These
non-GAAP
financial measures should not be viewed as a substitute for financial results in accordance with GAAP, nor are they necessarily comparable to non-GAAP
performance measures with similar names that may be presented by other companies. The following tables present reconciliations of these non-GAAP
measures to the applicable amounts measured in accordance with GAAP.
Core Net Income at Bank Level

(Dollars in thousands)	For the Year Ended December 31, 2025
Net income	$51,605
Less: gain on sale of securities, net	(219)
Plus: Extraordinary Legal Expense, net	112
Plus: swap fair value depreciation, net	105
Less: appreciation in value of equity securities, net	(652)
Plus: net loss on disposal of fixed assets, net	16
Less: gain on OREO, net	(211)
Plus: Severance, net	1,065

Core Net Income	$51,822

Core ROAA at Bank Level

(Dollars in thousands)	For the Year Ended December 31, 2025
Bank Net Income	$51,605
Bank Average Assets	$10,747,465
Bank ROAA	0.48%
Bank Core Net Income	$51,822
Bank Average Assets	$10,747,465
Bank Core ROAA	0.48%
Core Efficiency Ratio at Bank Level

(Dollars in thousands)	For the Year Ended December 31, 2025
Core Efficiency Ratio at Bank Level	69.35%
Efficiency Ratio	69.63%
Noninterest Expense	$179,677
Net Interest Income	222,450
Noninterest Income	$35,587

Revenue	$258,037

Noninterest Expense	$179,677
Less: Extraordinary Legal Expense	149
Less: swap fair value depreciation, net	139
Less: net loss on disposal of fixed assets, net	21
Less: Severance, net	$1,415

Core Noninterest Expense	$177,952

Revenue	$258,037
Less: gain on sale of securities, net	(290)
Less: gain on OREO, net	(281)
Less: appreciation in value of equity securities, net	$(866)

Core Revenue	$256,600

Relationship Between Pay and Financial Performance
The following charts illustrate how the compensation of our named executive officers aligns with Columbia Financial’s financial performance as measured by total stockholder return (TSR), net income and Bank Level
Non-GAAP
Core ROAA.

CEO Pay Ratio
We are required by SEC rules to disclose the median of the annual total compensation of all employees of Columbia Financial (excluding the Chief Executive Officer), the annual total compensation of the Chief Executive Officer, and the ratio of these two amounts (the “pay ratio”). The pay ratio below is a reasonable estimate based on Columbia Financial’s payroll records and the methodology described below and was calculated in a manner consistent with SEC rules. Because SEC rules for identifying the median employee and calculating the pay ratio allow companies to use a variety of methodologies, the pay ratio reported by other companies may not be comparable to the pay ratio reported below, as other companies may have different employment and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
For purposes of calculating the 2025 pay ratio, Columbia Financial selected December 31, 2025, as the determination date for identifying the median employee.
Year-to-date
taxable wages paid from January 1, 2025 to December 31, 2025 for all employees as of the determination date, with the exception of Mr. Kemly, were arrayed from lowest to highest. Wages of newly hired permanent employees were adjusted to represent wages for the entire measurement period. This period captured all incentive payments for the tax year as well as income related to the vesting of equity awards, as applicable. The median employee was identified, and total compensation for the median employee was calculated in the manner required for the Summary Compensation Table. Mr. Kemly’s total compensation for 2025, as disclosed in the Summary Compensation Table, was $4,370,846 and the median employee’s total compensation was $162,003 producing a ratio of 27 to 1.

Director Compensation
Elements of Director Compensation
Director Fees.
The board of directors determines the compensation of its
non-employee
directors after considering the recommendation of the Compensation Committee and the Compensation Committee’s independent compensation consultation. The Compensation Committees annually reviews data and analysis provided by its independent compensation consultant to assess the market competitiveness of the compensation structure of our non-employee
directors. Following that review, the Compensation Committee approves and recommends to the Board for approval a compensation structure that is intended to provide a mix of cash and equity compensation that is market competitive based on the same peer group that is used by the Compensation Committee when reviewing executive compensation.
For fiscal year 2025, the
non-employee
directors of Columbia Bank received cash and equity compensation for service as a director as follows:

Annual Restricted Stock Award	$50,000
Annual Cash Retainer (excludes Board Chair)	85,000
Board Chair Annual Cash Retainer	158,500
Additional Annual Cash Retainer for Committee Chairs: (1)
Audit Committee	7,500
Nominating/Corporate Governance Committee	2,500
Compensation Committee	7,500
Operations and Strategic Planning Committee	2,500
Additional Annual Cash Retainer for Committee Members:
Audit Committee	9,000
Nominating/Corporate Governance Committee	5,200
Compensation Committee	9,000
Risk Committee	5,200
Operations and Strategic Planning Committee	6,500
Technology Committee	6,500

(1)	Committee chairs receive a retainer for serving as chair and the additional retainer for serving as members of the committees they chair.
Board members do not receive any additional compensation as a result of their service as directors of Columbia Bank MHC or Columbia Financial.
Director Stock Ownership Guidelines
. Our directors are subject to stock ownership guidelines that require them to hold Columbia Financial stock with a value equal to three times their annual cash Board retainer. As of December 31, 2025, all of our non-employee
directors are in compliance with our stock ownership guidelines, with the exception of Mr. Kuiken. Mr. Kuiken joined the board in 2020 and has not yet met the required ownership threshold. However, Mr. Kuiken intends to purchase shares of our common stock in the conversion offering and such purchase coupled with the annual grant of restricted stock that directors receive as part of their compensation should bring Mr. Kuiken into compliance with the ownership requirements. Mr. Kuiken is currently in compliance with the holding requirement for unvested shares of restricted stock which he receives as part of his board compensation.
Director Equity Compensation
.
Non-employee
directors participate in Columbia Financial’s equity compensation program and such awards are a key component of each director’s annual compensation. Each non-employee
director of Columbia Financial received a grant of restricted stock awards in 2025 that vests on the first anniversary of the grant date.
Director Benefits
. Columbia Financial provides health insurance coverage and limited life insurance coverage for directors.

2025 Director Compensation
The following table sets forth the compensation received by the non-employee
directors of Columbia Financial during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash $ (1)	Stock Awards $ (2)	All Other Compensation $ (3)	Total ($)
Noel R. Holland	199,900	48,137	7,456	255,493
James M. Kuiken	114,700	48,137	—	162,837
Michael Massood	118,400	48,137	16,121	182,658
Elizabeth E. Randall	118,400	48,137	1,354	167,891
Lucy Sorrentini	114,700	48,137	14,351	177,188
Daria S. Torres	110,900	48,137	11,232	170,269
Robert Van Dyk	113,400	48,137	—	161,537
Paul Van Ostenbridge	105,700	48,137	11,184	165,021

(1)	Includes total cash compensation earned through Board and Board committee retainers, whether paid or deferred.
(2)
Each
non-employee
director received a restricted stock award as a component of director compensation of 3,207 shares with a value of $48,137 on March 11, 2025. The award vests on March 11, 2026, the first anniversary of the grant date. In accordance with SEC disclosure requirements for equity compensation, the reported amount represents the full grant date fair value of each award calculated in accordance with FASB ASC Topic 718.

(3)
Includes imputed income for bank-owned life insurance for Mr. Holland, Mr. Massood, Ms. Randall and Mr. Van Ostenbridge and premiums for health insurance paid by Columbia Bank on behalf of Mr. Massood, Mr. Holland, Ms. Sorrentini, Ms. Torres, and Mr. Van Ostenbridge.

Item 12.	Security Ownership of Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of April 27, 2026 about the persons known to Columbia Financial to be the beneficial owners of more than 5% of Columbia Financial outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding(1)
Columbia Bank MHC(2) 19-01 Route 208 North Fair Lawn, New Jersey 07410	76,016,524	73.0%

(1)	Based on 104,142,951 shares of Columbia Financial common stock outstanding and entitled to vote as of April 27, 2026.
(2)	The members of the board of directors of Columbia Financial and Columbia Bank also constitute the board of directors of Columbia Bank MHC.

The following table provides information as of April 27, 2026 about the shares of Columbia Financial common stock that may be considered to be beneficially owned by each director and executive officer of Columbia Financial, and by all directors and executive officers of Columbia Financial as a group.(a) A person may be considered to beneficially own any shares of common stock over which he or she has directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, none of the shares listed are pledged as security and each of the listed individuals has sole voting and investment power with respect to the shares shown.

Name	Number of Shares Owned	Number of Shares that May be Acquired within 60 Days by Exercising Options	Percent of Common Stock Outstanding
Non-Employee Directors:
Noel R. Holland	95,998	83,294	*
James M. Kuiken	19,023	—	*
Michael Massood	102,825	83,294	*
Elizabeth E. Randall	107,237	62,474	*
Lucy Sorrentini	25,503	—	*
Daria S. Torres(1)	42,805	—	*
Robert Van Dyk	137,958	83,294	*
Paul Van Ostenbridge(1)	25,698	—	*
James H. Wainwright(2)	8,154	—	*
Executive Officers:
Dennis E. Gibney(2)(3)	274,985	267,553	*
Thomas J. Kemly(4)	638,025	750,726	1.32%
John Klimowich	156,547	212,935	*
Oliver E. Lewis, Jr.	90,824	98,455	*
Manesh Prabhu	43,601	30,516	*
Mayra L. Rinaldi(5)	56,715	61,358	*
Allyson Schlesinger	148,966	181,216	*
Thomas Splaine, Jr.	11,483	3,058	*
All Directors and Executive Officers as a Group (17 persons)	1,986,347	1,918,174	3.75%

*	Less than 1%.
(1)	Ms. Torres and Mr. Van Ostenbridge will serve as directors of Columbia Financial until Columbia Financial’s 2026 annual meeting of stockholders.
(2)	Mr. Wainwright and Mr. Gibney are nominees for election as directors of Columbia Financial at Columbia Financial’s 2026 annual meeting of stockholders.
(3)	Includes 10,000 shares held by Mr. Gibney’s spouse.
(4)	Includes 5,933 shares held by Mr. Kemly’s spouse.
(5)	Includes 1,624 shares held by Ms. Rinaldi’s spouse and 240 shares in trust for one child and a godchild.

	Stock Ownership Plan (ESOP)	Columbia Bank Supplemental Executive Retirement Plan (SERP)	Columbia Bank Savings and Investment Plan (401(k) Plan)	Columbia Bank Savings Income Maintenance Plan	Columbia Bank Stock Based Deferral Plan	Columbia Financial, Inc. 2019 Equity Incentive Plan(a)
Noel R. Holland	—	—	—	—	10,040	2,952
James M. Kuiken	—	—	—	—	—	2,952
Michael Massood	—	—	—	—	—	2,952
Elizabeth E. Randall	—	—	—	—	9,993	2,952
Lucy Sorrentini	—	—	—	—	7,680	2,952
Daria S. Torres	—	—	—	—	28,598	2,952
Robert Van Dyk	—	—	—	—	—	2,952
Paul Van Ostenbridge	—	—	—	—	—	2,952
James H. Wainwright	—	—	—	—	—	2,952
Dennis E. Gibney	8,689	11,403	—	—	1,953	71,917
Thomas J. Kemly	8,689	35,309	40,946	41,572	69,139	198,021
John Klimowich	8,689	7,627	17,130	4,214	9,042	48,381
Oliver E. Lewis, Jr.	7,591	3,414	—	681	4,905	46,897
Manesh Prabhu	3,220	865	1,996	—	1,022	30,994
Mayra L. Rinaldi	7,749	68	7,249	—	—	21,031
Allyson Schlesinger	7,753	7,130	—	4,683	13,543	50,852
Thomas Splaine, Jr.	831	—	—	—	—	10,260

(a)	Represents shares of unvested restricted stock granted under Columbia Financial’s 2019 Equity Incentive Plan.

Equity Compensation Plan Information

The following table sets forth information about Columbia Financial’s common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2025:

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders:
2019 Equity Incentive Plan	4,025,715	$16.22	1,379,349
Equity compensation plans not yet approved by stockholders:
None.	—	—	—

Total	4,025,715	$16.22	1,379,349

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Loans and Extensions of Credits. The Sarbanes-Oxley Act generally prohibits loans by Columbia Bank to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Columbia Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Columbia Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit Columbia Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

In accordance with banking regulations, the board of directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of  $25,000 or 5% of Columbia Financial’s capital and surplus (up to a maximum of  $500,000) and such loan must be approved in advance by a majority of the disinterested members of the board of directors. Additionally, pursuant to Columbia Financial’s Code of Ethics and Business Conduct, all executive officers and directors must disclose any existing or emerging conflicts of interest to our President and Chief Executive Officer. Such potential conflicts of interest include, but are not limited to, the following: (i) our conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest; and (ii) the ownership of more than 1% of the outstanding securities (or that represents more than 5% of the total assets of the employee and/or family member) of any business entity that does business with or is in competition with Columbia Financial.

Columbia Bank had no loans to related parties at December 31, 2025.

Director Independence

Columbia Financial’s board of directors consists of nine members, all of whom are independent under the current listing standards of the Nasdaq Stock Market, Inc. except for Thomas J. Kemly, who is the President and Chief Executive Officer of Columbia Financial and Columbia Bank. In determining the independence of its directors, the board of directors considered loan and deposit relationships between Columbia Bank and its directors that are not required to be disclosed in Item 13 of this report.

Item 14.	Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees billed to Columbia Financial for the years ending December 31, 2025 and December 31, 2024 for services provided by KPMG LLP.

	2025	2024
Audit Fees (1)	$1,195,000	$1,250,000
Audit-Related Fees (2)	65,000	65,000
Tax Fees	—	—
All Other Fees	—	—

(1)	Includes fees for performance of the audit and review of consolidated financial statements and fees relating to the review of public filings.
(2)	Audit-related services consist of fees incurred related to HUD and USAP audits.

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the audit committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to Columbia Financial that are prohibited by law or regulation.

In addition, the audit committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services.

Any proposed specific engagement may be presented to the audit committee for consideration at its next regular meeting or, if earlier consideration is required, to the audit committee or one or more of its members. The member or members to whom such authority is delegated shall report any specific approval of services at the next regular meeting of the audit committee. The Audit Committee will regularly review summary reports detailing all services being provided to Columbia Financial by its independent registered public accounting firm.

During the years ended December 31, 2025 and 2024, all services were approved, in advance, by the audit committee in compliance with these procedures.

Audit Committee Report

Columbia Financial’s management is responsible for Columbia Financial’s internal control over financial reporting. The independent registered public accounting firm is responsible for performing an independent audit of Columbia Financial’s consolidated financial statements and issuing an opinion on the conformity of those financial statements with generally accepted accounting principles. The audit committee oversees Columbia Financial’s internal control over financial reporting on behalf of the board of directors of Columbia Financial.

In this context, the audit committee has met and held discussions with management and the independent registered public accounting firm. Management represented to the audit committee that Columbia Financial’s consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the audit committee has reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm. The audit committee discussed with the independent registered public accounting firm all communications required by generally accepted accounting standards.

In addition, the audit committee has received the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the Public Company Accounting Oversight Board and has discussed with the independent registered public accounting firm the accounting firm’s independence from Columbia Financial and its management. In concluding that the accounting firm is independent, the audit committee considered, among other factors, whether the non-audit services provided by the independent registered public accounting firm were compatible with their independence.

The audit committee discussed with Columbia Financial’s independent registered public accounting firm the overall scope and plans for their audit. The audit committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of their examination, their evaluation of Columbia Financial’s internal control over financial reporting, and the overall quality of Columbia Financial’s financial reporting process.

In performing all of these functions, the audit committee acts only in an oversight capacity. In its oversight role, the audit committee relies on the work and assurances of Columbia Financial’s management, which has the primary responsibility for financial statements and reports, and of the independent registered public accounting firm who, in its report, expresses an opinion on the conformity of Columbia Financial’s financial statements to generally accepted accounting principles. The audit committee’s oversight does not provide it with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations.

Furthermore, the audit committee’s considerations and discussions with management and the independent registered public accounting firm do not assure that Columbia Financial’s financial statements are presented in accordance with generally accepted accounting principles, that the audit of Columbia Financial’s consolidated financial statements has been carried out in accordance with the standards of the Public Company Accounting Oversight Board or that Columbia Financial’s independent registered public accounting firm is in fact “independent.”

In relying on the reviews and discussions referred to above, the audit committee recommended to the Columbia Financial board of directors, and the board of directors has approved, that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for filing with the SEC. The audit committee has appointed, subject to stockholder ratification, the selection of Columbia Financial’s independent registered public accounting firm for the fiscal year ended December 31, 2026.

Audit Committee of Columbia Financial

Michael Massood (Chair)

Noel R. Holland

James M. Kuiken

Lucy Sorrentini

Daria S. Torres

Item 15.	Exhibits and Financial Statement Schedules

The exhibits listed below are filed, or incorporated by reference into, this report.

No.	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA FINANCIAL, INC.

Dated: April 30, 2026	By:	/s/ Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer (Principal Executive Officer)