Form 10-Q
period 2026-03-31
Columbia Financial, Inc.
filed 2026-05-11
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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
☐ Yes ☒ No

As of May 7, 2026, there were 104,047,469 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share (including 76,016,524 shares held by Columbia Bank, MHC).

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets	(Unaudited)

Cash and due from banks	$276,835	$340,695
Short-term investments	112	111
Total cash and cash equivalents	276,947	340,806

Debt securities available for sale, at fair value	1,198,870	1,122,017
Debt securities held to maturity, at amortized cost (fair value of $347,973 and $367,289 at March 31, 2026 and December 31, 2025, respectively)	377,847	396,233
Equity securities, at fair value	5,638	6,802
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	82,865	64,604

Loans receivable	8,259,678	8,292,010
Less: allowance for credit losses	68,761	67,201
Loans receivable, net	8,190,917	8,224,809

Accrued interest receivable	41,805	41,490
Office properties and equipment, net	82,583	82,985
Bank-owned life insurance ("BOLI")	285,267	283,094
Goodwill and intangible assets	119,681	120,302
Other real estate owned	5,923	—
Other assets	342,164	335,651
Total assets	$11,010,507	$11,018,793

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$8,372,014	$8,444,079
Borrowings	1,243,462	1,183,472
Advance payments by borrowers for taxes and insurance	47,909	45,792
Accrued expenses and other liabilities	173,400	184,722
Total liabilities	9,836,785	9,858,065

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 131,788,089 shares issued and 104,142,951 shares outstanding at March 31, 2026, and 131,624,028 shares issued and 103,984,649 shares outstanding at December 31, 2025	1,318	1,316
Additional paid-in capital	807,981	806,581
Retained earnings	946,816	933,717
Accumulated other comprehensive loss	(77,913)	(75,972)
Treasury stock, at cost; 27,645,138 shares at March 31, 2026 and 27,639,379 shares at December 31, 2025	(476,233)	(476,133)
Common stock held by the Employee Stock Ownership Plan	(27,375)	(27,935)
Stock held by Rabbi Trust	(3,517)	(3,479)
Deferred compensation obligations	2,645	2,633
Total stockholders' equity	1,173,722	1,160,728
Total liabilities and stockholders' equity	$11,010,507	$11,018,793

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Interest income:	(Unaudited)
Loans receivable	$102,152	$95,110
Debt securities available for sale and equity securities	10,223	9,742
Debt securities held to maturity	2,756	2,811
Federal funds and interest-earning deposits	2,380	2,858
Federal Home Loan Bank and Federal Reserve Bank stock dividends	1,360	1,642
Total interest income	118,871	112,163
Interest expense:
Deposits	46,311	50,145
Borrowings	12,169	11,693
Total interest expense	58,480	61,838

Net interest income	60,391	50,325

Provision for credit losses	956	2,933

Net interest income after provision for credit losses	59,435	47,392

Non-interest income:
Demand deposit account fees	2,046	1,888
Bank-owned life insurance	2,173	1,859
Title insurance fees	658	646
Loan fees and service charges	1,194	1,056
Change in fair value of equity securities	(1,164)	308
Gain on sale of loans	20	515
Other non-interest income	1,820	2,199
Total non-interest income	6,747	8,471

Non-interest expense:
Compensation and employee benefits	31,097	28,583
Occupancy	6,797	6,185
Federal deposit insurance premiums	1,585	1,880
Advertising	648	531
Professional fees	1,394	2,515
Data processing and software expenses	4,652	4,061
Merger-related expenses	1,823	—
Other non-interest expense, net	(509)	90
Total non-interest expense	47,487	43,845

Income before income tax expense	18,695	12,018

Income tax expense	5,596	3,118

Net Income	$13,099	$8,900

Earnings per share-basic	$0.13	$0.09
Earnings per share-diluted	$0.13	$0.09
Weighted average shares outstanding-basic	101,266,942	101,816,716
Weighted average shares outstanding-diluted	101,453,090	101,816,716

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)

Net income	$13,099	$8,900

Other comprehensive income, net of tax:
Unrealized (loss) gain on debt securities available for sale	(3,500)	11,464
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	5	(9)
	(3,495)	11,455

Derivatives, net of tax:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	1,546	(2,141)
	1,546	(2,141)

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(22)	(25)
Reclassification adjustment of actuarial net gain included in net income	—	17
Change in funded status of retirement obligations	30	12
	8	4

Total other comprehensive (loss) income	(1,941)	9,318

Total comprehensive income, net of tax	$11,158	$18,218

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended March 31, 2026 and 2025 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2025	$1,316	$806,581	$933,717	$(75,972)	$(476,133)	$(27,935)	$(3,479)	$2,633	$1,160,728
Net income	—	—	13,099	—	—	—	—	—	13,099
Other comprehensive loss	—	—	—	(1,941)	—	—	—	—	(1,941)
Issuance of common stock allocated to restricted stock award grants (160,302 shares)	2	(2)	—	—	—	—	—	—	—
Stock based compensation	—	1,034	—	—	—	—	—	—	1,034
Exercise of stock options (53,685 shares)	—	(34)	—	—	—	—	—	—	(34)
Restricted stock forfeitures (116 shares)	—	2	—	—	(2)	—	—	—	—
Repurchase shares for taxes (5,643 shares)	—	—	—	—	(103)	—	—	—	(103)
Excise tax benefit on net stock repurchases	—	—	—	—	5	—	—	—	5
Employee Stock Ownership Plan shares committed to be released	—	400	—	—	—	560	—	—	960
Funding of deferred compensation obligations	—	—	—	—	—	—	(38)	12	(26)
Balance at March 31, 2026	$1,318	$807,981	$946,816	$(77,913)	$(476,233)	$(27,375)	$(3,517)	$2,645	$1,173,722

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Three Months Ended March 31, 2026 and 2025 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2024	$1,314	$799,482	$881,951	$(110,368)	$(460,980)	$(30,207)	$(3,255)	$2,439	$1,080,376
Net income	—	—	8,900	—	—	—	—	—	8,900
Other comprehensive income	—	—	—	9,318	—	—	—	—	9,318
Issuance of common stock allocated to restricted stock award grants (209,256 shares)	2	(2)	—	—	—	—	—	—	—
Stock based compensation	—	1,130	—	—	—	—	—	—	1,130
Restricted stock forfeitures (29,056 shares)	—	430	—	—	(430)	—	—	—	—
Repurchase shares for taxes (8,485 shares)	—	—	—	—	(130)	—	—	—	(130)
Excise tax on net stock repurchases	—	—	—	—	4		—	—	4
Employee Stock Ownership Plan shares committed to be released	—	309	—	—	—	560	—	—	869
Funding of deferred compensation obligations	—	—	—	—	—	—	(116)	(8)	(124)
Balance at March 31, 2025	$1,316	$801,349	$890,851	$(101,050)	$(461,536)	$(29,647)	$(3,371)	$2,431	$1,100,343

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2026	2025
	(In thousands, unaudited)
Cash flows from operating activities:
Net income	$13,099	$8,900
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	1,395	1,385
Net amortization of premiums and discounts on securities	(887)	(915)
Net amortization of mortgage servicing rights	54	51
Amortization of intangible assets	567	521
Depreciation and amortization of office properties and equipment	2,268	2,082
Amortization of operating lease right-of-use assets	1,055	993
Provision for credit losses	956	2,933
Change in fair value of equity securities	1,164	(308)
Gain on sale of loans, net	(20)	(515)
Gain on disposal of office properties and equipment, net	—	(18)
(Increase) in accrued interest receivable	(315)	(1,519)
(Increase) decrease in other assets	(6,441)	1,351
(Decrease) in accrued expenses and other liabilities	(9,549)	(16,539)
Income on bank-owned life insurance	(2,173)	(1,859)
Employee stock ownership plan expense	960	869
Stock based compensation	1,034	1,130
(Increase) in deferred compensation obligations under Rabbi Trust	(26)	(124)
Net cash provided by (used in) operating activities	3,141	(1,582)

Cash flows from investing activities:
Proceeds from paydowns/maturities/calls of debt securities available for sale	57,106	29,836
Proceeds from paydowns/maturities/calls of debt securities held to maturity	18,695	12,113
Purchases of debt securities available for sale	(138,217)	(64,827)
Purchases of debt securities held to maturity	—	(19,857)
Proceeds from sales of loans held-for-sale	2,270	12,633
Purchases of loans receivable	—	(20,000)
Net decrease (increase) in loans receivable	23,368	(104,791)
Proceeds from redemptions of Federal Home Loan Bank stock	4,463	6,129
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(22,724)	(7,370)
Proceeds from sales of office properties and equipment	—	18
Additions to office properties and equipment	(1,866)	(2,902)
Net cash (used in) investing activities	$(56,905)	$(159,018)

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
	2026	2025
	(In thousands, unaudited)

Cash flows from financing activities:
Net (decrease) increase in deposits	$(72,065)	$98,786
Proceeds from long-term borrowings	40,000	20,000
Payments on long-term borrowings	(15,000)	(60,000)
Net increase in short-term borrowings	34,990	66,988
Increase in advance payments by borrowers for taxes and insurance	2,117	1,822
Exercise of stock options	(34)	—
Repurchase of shares for taxes	(103)	(130)
Net cash (used in) provided by financing activities	$(10,095)	$127,466

Net (decrease) in cash and cash equivalents	$(63,859)	$(33,134)

Cash and cash equivalents at beginning of year	340,806	289,223
Cash and cash equivalents at end of period	$276,947	$256,089

Cash paid during the period for:
Interest on deposits and borrowings	$58,497	$62,260
Income tax payments, net of refunds	$36	$65

Non-cash investing and financing activities:
Transfer of loans receivable to other real estate owned	$5,923	$—
Transfer of loans receivable to loans held-for-sale	$2,250	$12,169
Excise tax (benefit) on net stock repurchases	$(5)	$(4)

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

    The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period.

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

    These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025, and the audited consolidated financial statements included therein.

2.        Earnings per Share

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

2.        Earnings per Share (continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)

Net income	$13,099	$8,900
Shares:
Weighted average shares outstanding - basic	101,266,942	101,816,716
Weighted average diluted shares outstanding	186,148	—
Weighted average shares outstanding - diluted	101,453,090	101,816,716
Earnings per share:
Basic	$0.13	$0.09
Diluted	$0.13	$0.09

    During the three months ended March 31, 2026 and 2025, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 1,224,224 and 3,894,479, respectively.

3.        Proposed Second-Step Conversion and Acquisition of Northfield Bancorp, Inc.

On January 31, 2026, the Company, the MHC and Columbia Financial, Inc., a newly-formed Maryland corporation (the “Holding Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Northfield Bancorp, Inc., a Delaware corporation (“Northfield”). The Merger Agreement was unanimously approved by the Board of Directors of each of the parties.

Concurrently with the adoption of the Merger Agreement, the Boards of Directors of the Company, the Holding Company, the MHC and the Bank adopted a Plan of Conversion and Reorganization (the “Plan”), pursuant to which the Bank will convert from the mutual holding company form of organization to the fully-public stock holding company form of organization (the “Conversion”).

Plan of Conversion and Reorganization

The Plan provides for the sale of shares of common stock of the Holding Company, par value $0.01 per share (the “Holding Company Common Stock”), to depositors (and certain eligible borrowers) of the Bank and other members of the public, and for the exchange of shares of the Company, par value $0.01 per share (the “Company Common Stock”), held by persons other than the MHC for shares of Holding Company Common Stock, based on the appraised pro forma market value of the Holding Company as determined by an independent appraiser (such appraisal, the “Independent Valuation”). Upon the completion of the Conversion, the Holding Company will succeed to the rights and obligations of the MHC and the Company, both of which will be merged out of existence in connection with the Conversion, and become the parent holding company for the Bank.

The Plan establishes December 31, 2024 as the eligibility record date for determining the eligible account holders of the Bank entitled to receive first priority non-transferable subscription rights to subscribe for shares of Holding Company Common Stock in a subscription offering to be undertaken in connection with the Conversion. The Plan is subject to regulatory approval as well as approval by the members of the MHC (i.e., the depositors and eligible borrowers of the Bank) and by the stockholders of the Company (including approval by the holders of a majority of the outstanding shares of the Company common stock owned by persons other than the MHC). The MHC currently owns approximately 73.0% of the outstanding shares of Company Common Stock.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

3.        Proposed Second-Step Conversion and Acquisition of Northfield Bancorp, Inc. (continued)

Agreement and Plan of Merger

Pursuant to the terms of the Merger Agreement and subject to the conditions set forth therein, immediately following the completion of the Conversion, Northfield will merge with and into the Holding Company (the “Merger”), with the Holding Company continuing as the surviving corporation (the “Surviving Entity”). Immediately following the completion of the Merger, the Holding Company will cause Northfield’s wholly-owned banking subsidiary, Northfield Bank, to merge with and into the Bank, with the Bank continuing as the surviving institution (the “Bank Merger”).

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

Additionally, the parties agreed that, if the valuation range of the Conversion at the midpoint of such range decreases by 20% or more from the midpoint of the preliminary valuation range (the “Preliminary Midpoint”) provided by the Company’s independent appraiser at the time of first public announcement of the Merger, (i) the Company may, in its sole discretion after consultation with its financial advisor, delay the Conversion; provided, however, such delayed Conversion must close no later than January 31, 2027; or (ii) the Company will engage in good faith negotiations to adjust the amount of the Merger Consideration taking into account such decrease from the Preliminary Midpoint.

The Merger Agreement contains customary representations and warranties from both the Company and Northfield, and each party has agreed to customary covenants, including, among others, relating to (1) the conduct of each party’s business during the interim period between the execution of the Merger Agreement and the Effective Time, (2) the obligation of each party to call a meeting of its stockholders to approve the Merger Agreement, and (3) Northfield’s non-solicitation obligations related to alternative business combination proposals.

Under the Merger Agreement, each of the Company and Northfield has agreed to use its reasonable best efforts to obtain as promptly as practicable all consents required to be obtained from any governmental authority or other third party that are necessary or advisable to consummate the transactions contemplated by the Merger Agreement (including the Merger and the Bank Merger). Notwithstanding such general obligation to obtain such consents of governmental authorities, neither the Company nor Northfield is required to take any action that would reasonably be expected to have a material adverse effect on the Surviving Entity and its subsidiaries, taken as a whole, after giving effect to the Merger (measured on a scale relative only to the size of Northfield and its subsidiaries, taken as a whole, without the Company and its subsidiaries) (a “Materially Burdensome Regulatory Condition”).

The completion of the Merger is subject to customary conditions, including (1) approval of the Merger Agreement by the Company’s and Northfield’s stockholders, (2) authorization for listing on NASDAQ of the shares of Holding Company Common Stock to be issued in the Merger, subject to official notice of issuance, (3) effectiveness of the Registration Statement on Form S-4 for Holding Company Common Stock to be issued in the Merger, (4) the receipt of specified governmental consents and approvals required for the Merger and the Bank Merger, including from the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency, and termination or expiration of all applicable waiting periods in respect thereof, in each case without the imposition of a Materially Burdensome Regulatory Condition, (5) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger or the Bank Merger or making the completion of the Merger or the Bank Merger illegal and (6) the consummation of the Conversion. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Merger Agreement and (iii) receipt

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

3.        Proposed Second-Step Conversion and Acquisition of Northfield Bancorp, Inc. (continued)

by such party of an opinion from counsel to the effect that the Merger, will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Merger Agreement provides certain termination rights for both the Company and Northfield and further provides that a termination fee of $23.7 million will be payable by either Northfield or the Company, as applicable, following termination of the Merger Agreement under certain circumstances involving a third party. The Merger Agreement also provides for the payment of a termination fee of $6.0 million by the Company following the termination of the Merger Agreement under certain circumstances.

4.    Stock Repurchase Program

On September 8, 2025, the Company announced that its Board of Directors authorized the Company's seventh stock repurchase program to acquire up to 1,800,000 shares, or approximately 1.7% of the Company's then issued and outstanding common stock. As of March 31, 2026, there were 926,696 shares authorized and remaining to be purchased under this program. During the three months ended March 31, 2026, there were no repurchases made by the Company as the program was paused to comply with legal, regulatory, and market regulations related to the pending second-step conversion and acquisition of Northfield.

During the three months ended March 31, 2025, there was no outstanding repurchases program.

Repurchased shares are held as treasury stock and are available for general corporate purposes.

5.    Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

In November 2025, the FASB issued ASU 2025-08, Financial Instruments-Credit Losses (Topic 326): Purchased Loans, which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses (i.e., the so-called gross-up approach). The ASU’s amendments align the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”). The amendments apply prospectively and will be effective for fiscal periods beginning after December 15, 2026 (and interim periods within). Early adoption is permitted. The adoption of this guidance as of January 1, 2026 did not have a significant impact on the Company's consolidated financial statements.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

6.    Debt Securities Available for Sale

    Debt securities available for sale at March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$404,409	$2,407	$(596)	$406,220
Mortgage-backed securities and collateralized mortgage obligations	813,554	1,012	(80,290)	734,276
Municipal obligations	1,975	—	(10)	1,965
Corporate debt securities	61,978	224	(5,793)	56,409
	$1,281,916	$3,643	$(86,689)	$1,198,870

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$393,875	$4,595	$—	$398,470
Mortgage-backed securities and collateralized mortgage obligations	732,393	1,646	(79,066)	654,973
Municipal obligations	1,975	—	(14)	1,961
Corporate debt securities	71,976	314	(5,677)	66,613
	$1,200,219	$6,555	$(84,757)	$1,122,017
The amortized cost and fair value of debt securities available for sale at March 31, 2026, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	March 31, 2026
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$115,979	$116,240
More than one year to five years	285,586	285,453
More than five years to ten years	66,797	62,901
	$468,362	$464,594
Mortgage-backed securities and collateralized mortgage obligations	813,554	734,276
	$1,281,916	$1,198,870
Mortgage-backed securities and collateralized mortgage obligations totaling $813.6 million at amortized cost, and $734.3 million at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three months ended March 31, 2026, there were no sales of debt securities available for sale. There was one call of a debt security available for sale totaling $5.0 million, and maturities of debt securities available for sale totaling $35.0 million, during the three months ended March 31, 2026.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

6.    Debt Securities Available for Sale (continued)

During the three months ended March 31, 2025, there were no sales or maturities of debt securities available for sale. There was one partial call of a debt security available for sale totaling $756,000 during the three months ended March 31, 2025.

Debt securities available for sale having a carrying value of $490.0 million and $478.5 million, at March 31, 2026 and December 31, 2025, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

    The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at March 31, 2026 and December 31, 2025 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	March 31, 2026
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$112,971	$(596)	$—	$—	$112,971	$(596)
Mortgage-backed securities and collateralized mortgage obligations	111,937	(768)	441,373	(79,522)	553,310	(80,290)
Municipal obligations	1,540	(10)	—	—	1,540	(10)
Corporate debt securities	3,852	(148)	46,833	(5,645)	50,685	(5,793)
	$230,300	$(1,522)	$488,206	$(85,167)	$718,506	$(86,689)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	27,710	(57)	456,562	(79,009)	484,272	(79,066)
Municipal obligations	1,536	(14)	—	—	1,536	(14)
Corporate debt securities	3,996	(4)	56,802	(5,673)	60,798	(5,677)
	$33,242	$(75)	$513,364	$(84,682)	$546,606	$(84,757)

The number of securities in an unrealized loss position at March 31, 2026 totaled 154, compared with 128 at December 31, 2025. All temporarily impaired securities were investment grade as of March 31, 2026 and December 31, 2025.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

6.    Debt Securities Available for Sale (continued)

There was no activity in the allowance for credit losses on debt securities available for sale during the three months ended March 31, 2026 and 2025.

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $5.7 million and $5.2 million at March 31, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses.

7.    Debt Securities Held to Maturity

    Debt securities held to maturity at March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$29,998	$—	$(3,371)	$—	$26,627
Mortgage-backed securities and collateralized mortgage obligations	347,849	401	(26,904)	—	321,346
	$377,847	$401	$(30,275)	$—	$347,973

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$44,872	$—	$(3,321)	$—	$41,551
Mortgage-backed securities and collateralized mortgage obligations	351,361	699	(26,322)	—	325,738
	$396,233	$699	$(29,643)	$—	$367,289

The amortized cost and fair value of debt securities held to maturity at March 31, 2026, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	March 31, 2026
	Amortized Cost	Fair Value
	(In thousands)

More than one year to five years	$19,998	$18,633
More than ten years	10,000	7,994
	29,998	26,627
Mortgage-backed securities and collateralized mortgage obligations	347,849	321,346
	$377,847	$347,973

Mortgage-backed securities and collateralized mortgage obligations totaling $347.8 million at amortized cost and $321.3 million at fair value at March 31, 2026, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

7.    Debt Securities Held to Maturity (continued)

    During the three months ended March 31, 2026 and 2025 there were no sales, calls or maturities of debt securities held to maturity.

    Debt securities held to maturity having a carrying value of $239.7 million and $242.2 million, at March 31, 2026 and December 31, 2025, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at March 31, 2026 and December 31, 2025 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	March 31, 2026
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$26,627	$(3,371)	$26,627	$(3,371)
Mortgage-backed securities and collateralized mortgage obligations	3	(1)	287,482	(26,903)	287,485	(26,904)
	$3	$(1)	$314,109	$(30,274)	$314,112	$(30,275)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$41,552	$(3,321)	$41,552	$(3,321)
Mortgage-backed securities and collateralized mortgage obligations	1,659	(1)	290,237	(26,321)	291,896	(26,322)
	$1,659	$(1)	$331,789	$(29,642)	$333,448	$(29,643)

    The number of securities in an unrealized loss position at March 31, 2026 totaled 98, compared with 101 at December 31, 2025. All temporarily impaired securities were investment grade as of March 31, 2026 and December 31, 2025.

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities held to maturity. Accrued interest receivable on debt securities held to maturity is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $797,000 and $948,000 at March 31, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.    Equity Securities at Fair Value

    The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, preferred stock in U.S. Government agencies, and a Community Reinvestment Act qualifying bond fund which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at March 31, 2026 and December 31, 2025 was $5.6 million and $6.8 million, respectively.

    The Company recorded a net (decrease)/increase in the fair value of equity securities of $(1.2) million and $308,000, respectively, during the three months ended March 31, 2026 and 2025, respectively, as a component of non-interest income.

    During the three months ended March 31, 2026 and 2025, there were no sales of equity securities.

9.    Loans Receivable and Allowance for Credit Losses

Loans receivable at March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31,	December 31,
	2026	2025
	(In thousands)
Real estate loans:
One-to-four family	$2,543,588	$2,558,252
Multifamily	1,669,232	1,677,613
Commercial real estate	2,472,993	2,513,260
Construction	520,753	469,438
Commercial business loans	752,246	766,792
Consumer loans:
Home equity loans and advances	249,487	255,126
Other consumer loans	2,850	2,895
Total gross loans	8,211,149	8,243,376
Purchased credit deteriorated ("PCD") loans	10,158	10,442
Net deferred loan costs, fees and purchased premiums and discounts	38,371	38,192
Loans receivable	$8,259,678	$8,292,010

    The Company had no loans held-for-sale at March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026, the Company sold $2.0 million and $252,000 of construction loans, and Small Business Administration ("SBA") loans included in commercial business loans held-for-sale, respectively, resulting in gross gains of $20,000 and no gross losses.

During the three months ended March 31, 2025, the Company sold $5.2 million, $2.0 million, and $5.5 million of one-to-four family real estate loans, construction loans, and SBA loans included in commercial business loans held-for-sale, respectively, resulting in gross gains of $515,000 and no gross losses.

During the three months ended March 31, 2026, the Company had no purchased loans. During the three months ended March 31, 2025, the Company purchased a $20.0 million construction loan participation from a third party.

At March 31, 2026 and December 31, 2025, the carrying value of loans serviced by the Company for investors was $485.9 million and $494.8 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCD loans at March 31, 2026 and December 31, 2025:

	March 31, 2026
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$12,473	$9,438	$4,007	$25,918	$9,330	$2,517,670	$2,543,588
Multifamily	1,122	845	10,791	12,758	—	1,656,474	1,669,232
Commercial real estate	5,074	—	4,524	9,598	16,962	2,463,395	2,472,993
Construction	—	—	—	—	—	520,753	520,753
Commercial business loans	20,594	1,650	7,617	29,861	14,250	722,385	752,246
Consumer loans:
Home equity loans and advances	1,444	183	632	2,259	833	247,228	249,487
Other consumer loans	1	—	—	1	—	2,849	2,850
Total loans	$40,708	$12,116	$27,571	$80,395	$41,375	$8,130,754	$8,211,149

	December 31, 2025
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$13,886	$5,652	$4,545	$24,083	$9,787	$2,534,169	$2,558,252
Multifamily	2,083	10,595	300	12,978	—	1,664,635	1,677,613
Commercial real estate	8,072	320	4,827	13,219	5,766	2,500,041	2,513,260
Construction	—	—	5,923	5,923	5,923	463,515	469,438
Commercial business loans	11,990	1,408	11,005	24,403	15,281	742,389	766,792
Consumer loans:
Home equity loans and advances	566	175	1,018	1,759	1,243	253,367	255,126
Other consumer loans	1	3	—	4	—	2,891	2,895
Total loans	$36,598	$18,153	$27,618	$82,369	$38,000	$8,161,007	$8,243,376

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

At March 31, 2026 and December 31, 2025, non-accrual loans totaled $41.4 million and $38.0 million, respectively. Included in non-accrual loans at March 31, 2026 and December 31, 2025, are 41 and 38 loans totaling $13.8 million and $10.4 million, respectively, which are less than 90 days in arrears.

At March 31, 2026 and December 31, 2025, there were no loans past due 90 days or more still accruing interest.

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

At both March 31, 2026 and December 31, 2025, PCD loans acquired in the Stewardship Financial Corporation ("Stewardship") acquisition totaled $1.1 million, PCD loans acquired in the Freehold Bank acquisition totaled $40,000 and $44,000, respectively, and PCD loans acquired in the RSI Bank acquisition totaled $8.2 million and $8.3 million, respectively. PCD loans acquired in conjunction with the purchase of equipment finance loans totaled $850,000 and $1.0 million, respectively, at March 31, 2026 and December 31, 2025, and charge-offs related to these purchased loans totaled and $3.2 million during the year ended December 31, 2025.

    We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure. At March 31, 2026 the Company held one mixed use property with both commercial space and apartments, with a carrying value of $5.9 million in other real estate owned that was acquired through foreclosure during the quarter. At December 31, 2025, the Company held no real estate owned. At March 31, 2026, we had eight residential mortgage loans with carrying values totaling $2.4 million and four home equity loans with carrying values totaling $228,000, collateralized by residential real estate, which were in the process of foreclosure. At December 31, 2025, we had nine residential mortgage loans with carrying values totaling $2.5 million and four home equity loans with carrying value totaling $585,000, collateralized by residential real estate, which were in the process of foreclosure.

The balance of the allowance for credit losses is based on an expected loss methodology, referred to as the "CECL" methodology. The loan portfolio segmentation includes seven portfolio segments taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. Accrued interest receivable on loans receivable is reported as a component of accrued interest receivable in the Consolidated Statement of Financial Condition, which totaled $34.7 million at both March 31, 2026 and December 31, 2025, and is excluded from the estimate of credit losses.

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

Our financial results are affected by the changes in and the level of the ACL. This process involves our analysis of internal and external variables, and it requires that we exercise judgment to estimate an appropriate ACL. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved should we experience sizable loan losses in any particular period and/or significant changes in assumptions or economic conditions. We believe the primary risks inherent in the portfolio are a general decline in the economy, a decline in real estate market values, rising unemployment, increasing vacancy rates, and increases in interest rates in the absence of economic improvement or any other such factors. Any one or a combination of these events may adversely affect a borrower's ability to repay its loan, resulting in increased delinquencies and loan losses. Accordingly, we have recorded loan credit losses at a level which is estimated to represent the current risk in its loan portfolio.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables summarize loans receivable (including PCD loans) and allowance for credit losses by portfolio segment and impairment method at March 31, 2026 and December 31, 2025:

	March 31, 2026
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually analyzed loans	$—	$—	$—	$—	$—	$—	$—	$—
Collectively analyzed loans	13,226	10,128	18,900	7,968	17,212	1,276	6	68,716
Loans acquired with deteriorated credit quality	3	—	30	—	12	—	—	45
Total	$13,229	$10,128	$18,930	$7,968	$17,224	$1,276	$6	$68,761

Total loans:
Individually analyzed loans	$10,999	$10,791	$6,504	$—	$8,465	$1,006	$—	$37,765
Collectively analyzed loans	2,532,589	1,658,441	2,466,489	520,753	743,781	248,481	2,850	8,173,384
Loans acquired with deteriorated credit quality	1,250	—	7,811	—	1,097	—	—	10,158
Total loans	$2,544,838	$1,669,232	$2,480,804	$520,753	$753,343	$249,487	$2,850	$8,221,307

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables presents the modifications of loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026
	Amortized Cost	Term Extension	Combination of Term Extension and Interest Rate Reduction	% of Total Class of Loans Receivable
	(In thousands)

Commercial business	$1,094	$494	$600	0.15%
Total loans	$1,094	$494	$600	0.01%

	For the Three Months Ended March 31, 2025
	Amortized Cost	Interest Rate Reduction	Term Extension	Combination of Term Extension and Interest Rate Reduction	% of Total Class of Loans Receivable
	(In thousands)

Commercial business	$5,445	$673	$2,000	$2,772	0.89%
Total loans	$5,445	$673	$2,000	$2,772	0.07%

The following tables describe the types of modifications of loans to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025:

For the Three Months Ended March 31, 2026
Type of Modifications

Commercial business	Interest rate reduction and/or term extensions ranging from 19 to 61 months

For the Three Months Ended March 31, 2025
Type of Modifications

Commercial business	Interest rate reduction and/or term extensions ranging from 12 to 60 months

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.    Loans Receivable and Allowance for Credit Losses (continued)

The Company closely monitors the performance of modifications of loans to borrowers experiencing financial difficulty to understand the effectiveness of these modification efforts. The Company did not extend any commitment to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the three months ended March 31, 2026 and 2025.
The following tables present the aging analysis of modifications of loans to borrowers experiencing financial difficulty at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)
Commercial real estate	$12,480	$—	$—	$—	$—	$12,480
Commercial business	10,247	—	—	—	1,539	11,786
Total loans	$22,727	$—	$—	$—	$1,539	$24,266

	December 31, 2025
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)
Commercial real estate	$12,328	$—	$—	$—	$—	$12,328
Commercial business	10,488	—	—	—	1,308	11,796
Total loans	$22,816	$—	$—	$—	$1,308	$24,124

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.    Loans Receivable and Allowance for Credit Losses (continued)

The activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2026 and 2025 are as follows:

	For the Three Months Ended March 31,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2026
Balance at beginning of period	$13,283	$10,647	$18,592	$6,617	$16,767	$1,289	$6	$67,201
Provision for (reversal of) credit losses	(55)	(519)	338	1,351	(211)	(18)	70	956
Recoveries	1	—	—	—	668	5	9	683
Charge-offs	—	—	—	—	—	—	(79)	(79)
Balance at end of period	$13,229	$10,128	$18,930	$7,968	$17,224	$1,276	$6	$68,761

2025
Balance at beginning of period	$13,173	$9,542	$15,969	$6,703	$13,112	$1,452	$7	$59,958
Provision for (reversal of) credit losses	(304)	421	1,519	(388)	1,873	(221)	33	2,933
Recoveries	1	—	1	1	97	33	1	134
Charge-offs	—	—	(77)	(53)	(825)	—	(36)	(991)
Balance at end of period	$12,870	$9,963	$17,412	$6,263	$14,257	$1,264	$5	$62,034

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables present individually analyzed loans by segment, excluding PCD loans, at March 31, 2026 and December 31, 2025:

	At March 31, 2026
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$10,999	$11,004	$—
Multifamily	10,791	10,791	—
Commercial real estate	6,504	6,629	—
Commercial business loans	8,465	10,348	—
Consumer loans:
Home equity loans and advances	1,006	1,006	—
	37,765	39,778	—
With a specific allowance recorded:
	—	—	—
Total:
Real estate loans:
One-to-four family	10,999	11,004	—
Multifamily	10,791	10,791	—
Commercial real estate	6,504	6,629	—
Commercial business loans	8,465	10,348	—
Consumer loans:
Home equity loans and advances	1,006	1,006	—
Total loans	$37,765	$39,778	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.    Loans Receivable and Allowance for Credit Losses (continued)

	At December 31, 2025
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$10,988	$10,992	$—
Multifamily	300	300	—
Commercial real estate	5,492	5,618	—
Construction	5,923	5,975	—
Commercial business loans	13,658	21,112	—
Consumer loans:
Home equity loans and advances	1,262	1,262	—
	37,623	45,259	—
With a specific allowance recorded:
	—	—	—
Total:
Real estate loans:
One-to-four family	10,988	10,992	—
Multifamily	300	300	—
Commercial real estate	5,492	5,618	—
Construction	5,923	5,975	—
Commercial business loans	13,658	21,112	—
Consumer loans:
Home equity loans and advances	1,262	1,262	—
	$37,623	$45,259	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table presents interest income recognized for individually analyzed loans by loan segment, excluding PCD loans, for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026		2025
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$10,994	$23	$9,376	$—
Multifamily	5,546	—	3,898	—
Commercial real estate	5,998	6	5,717	38
Construction	2,962	—	2,952	—
Commercial business loans	11,062	28	10,291	—
Consumer loans:
Home equity loans and advances	1,134	6	464	—
Total loans	$37,696	$63	$32,698	$38
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating, excluding PCD loans, at March 31, 2026 and December 31, 2025:

	Loans by Year of Origination at March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$31,265	$94,578	$103,691	$145,445	$695,351	$1,462,270	$—	$—	$2,532,600
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,198	1,837	3,004	4,949	—	—	10,988
Total One-to-Four Family	31,265	94,578	104,889	147,282	698,355	1,467,219	—	—	2,543,588
Gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily
Pass	67,513	232,641	35,503	136,864	344,306	831,754	—	—	1,648,581
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	10,595	10,056	—	—	20,651
Total Multifamily	67,513	232,641	35,503	136,864	354,901	841,810	—	—	1,669,232
Gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	27,505	403,180	105,300	172,842	458,839	1,216,466	—	—	2,384,132
Special mention	—	—	—	—	3,787	9,155	—	—	12,942
Substandard	300	3,677	—	348	13,150	58,444	—	—	75,919
Total Commercial Real Estate	27,805	406,857	105,300	173,190	475,776	1,284,065	—	—	2,472,993
Gross charge-offs	—	—	—	—	—	—	—	—	—

Construction
Pass	23,330	145,332	136,582	127,296	53,497	—	—	—	486,037
Special mention	—	—	—	5,639	8,983	—	—	—	14,622
Substandard	—	—	—	20,094	—	—	—	—	20,094
Total Construction	23,330	145,332	136,582	153,029	62,480	—	—	—	520,753
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business Loans
Pass	$26,250	$98,775	$140,645	$80,826	$51,289	$60,334	$261,166	$—	$719,285
Special mention	—	—	—	—	—	363	175	—	538
Substandard	1,950	1,508	1,858	774	2,002	8,782	15,549	—	32,423
Total Commercial Business Loans	28,200	100,283	142,503	81,600	53,291	69,479	276,890	—	752,246
Gross charge-offs	—	—	—	—	—	—	—	—	—

Home Equity Loans and Advances
Pass	3,896	18,973	12,142	11,058	14,860	80,547	1,687	105,260	248,423
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	98	244	359	363	—	1,064
Total Home Equity Loans and Advances	3,896	18,973	12,142	11,156	15,104	80,906	2,050	105,260	249,487
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other Consumer Loans
Pass	2,271	87	32	44	13	50	353	—	2,850
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	2,271	87	32	44	13	50	353	—	2,850
Gross charge-offs	—	17	5	21	14	22	—	—	79

Total Loans	184,280	998,751	536,951	703,165	1,659,920	3,743,529	279,293	105,260	8,211,149
Total gross charge-offs	$—	$17	$5	$21	$14	$22	$—	$—	$79

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business Loans
Pass	$111,377	$142,106	$86,839	$58,117	$24,846	$41,814	$266,563	$—	$731,662
Special mention	—	—	—	—	—	44	100	—	144
Substandard	1,512	1,662	1,263	2,106	582	7,130	20,731	—	34,986
Total Commercial Business Loans	112,889	143,768	88,102	60,223	25,428	48,988	287,394	—	766,792
Gross charge-offs	295	634	926	2,097	753	2,182	—	—	6,887

Home Equity Loans and Advances
Pass	19,850	13,049	11,818	15,368	13,334	71,446	37,417	71,582	253,864
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	49	248	—	597	368	—	1,262
Total Home Equity Loans and Advances	19,850	13,049	11,867	15,616	13,334	72,043	37,785	71,582	255,126
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other Consumer Loans
Pass	2,381	37	49	24	—	50	354	—	2,895
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	2,381	37	49	24	—	50	354	—	2,895
Gross charge-offs	1	13	58	40	43	10	—	—	165

Total Loans	1,005,660	526,871	709,362	1,692,333	1,442,790	2,469,245	325,533	71,582	8,243,376
Total gross charge-offs	$296	$647	$984	$2,267	$838	$2,192	$—	$—	$7,224

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.    Loans Receivable and Allowance for Credit Losses (continued)

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses for off-balance-sheet exposures is reported in other liabilities in the Consolidated Statements of Financial Condition. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as unfunded commitments. At March 31, 2026 and December 31, 2025, the balance of the allowance for credit losses on unfunded commitments, included in other liabilities, totaled $4.2 million and $3.9 million, respectively. The Company recorded provision for credit losses on unfunded commitments, included in other non-interest expense in the Consolidated Statements of Income of $266,000 and $468,000 during the three months ended March 31, 2026 and 2025, respectively.

The following table presents the activity in the allowance for credit losses on off-balance-sheet exposures for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$3,946	$3,821
Provision for credit losses	266	468
Balance at end of period	$4,212	$4,289

10.    Leases

    The Company leases real estate property for branches and office space. At March 31, 2026 and December 31, 2025, all of the Company's leases are classified as operating leases.

    The Company determines if an arrangement is a lease at inception. ASC Topic 842 requires lessees to recognize a right-of-use asset and a lease liability, measured at the present value of the future minimum lease payments, at the lease commencement date. The calculated amount of the right-of-use asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of minimum lease payments. At both March 31, 2026 and December 31, 2025, the weighted average remaining lease term for operating leases was 5.5 years, and the weighted average discount rate used in the measurement of operating lease liabilities was 3.50% and 3.39%, respectively.

    The Company accounts for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the three months ended March 31, 2026 and 2025, operating and variable lease expenses totaled approximately $991,000 and $857,000, respectively.

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended March 31, 2026 and 2025. At March 31, 2026, the Company had no leases which had not yet commenced.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

10.    Leases (continued)

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

	Lease Payment Obligations at
	March 31,	December 31,
	2026	2025
	(In thousands)

One year or less	$3,680	$4,658
After one year to two years	4,220	3,850
After two years to three years	3,651	3,283
After three years to four years	2,662	2,296
After four years to five years	1,512	1,149
Thereafter	3,419	2,953
Total undiscounted cash flows	19,144	18,189
Discount on cash flows	(1,817)	(1,666)
Total lease liability	$17,327	$16,523

11.    Deposits

    Deposits are summarized as follows:

	March 31,	December 31,
	2026	2025
	(In thousands)

Non-interest-bearing demand	$1,508,030	$1,517,399
Interest-bearing demand	1,882,987	1,985,871
Money market accounts	1,451,274	1,465,028
Savings and club deposits	625,001	623,444
Certificates of deposit	2,904,722	2,852,337
Total deposits	$8,372,014	$8,444,079

The aggregate amount of certificates of deposit that meet or exceed $250,000 totaled approximately $763.8 million and $723.3 million at March 31, 2026 and December 31, 2025, respectively. Interest expense on deposits for the three months ended March 31, 2026 and 2025 totaled $46.3 million and $50.1 million, respectively.

Within total deposits, brokered deposits totaled $46.2 million at both March 31, 2026 and December 31, 2025. The Company also offers its customers reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits, which totaled $245.5 million and $262.1 million as of March 31, 2026 and December 31, 2025, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

11.    Deposits (continued)
Scheduled maturities of certificates of deposit accounts at March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31,	December 31,
	2026	2025
	(In thousands)

One year or less	$2,550,275	$2,468,641
After one year to two years	236,313	263,211
After two years to three years	83,227	86,017
After three years to four years	13,949	14,037
After four years	20,958	20,431
	$2,904,722	$2,852,337

12.    Stock Based Compensation

    At the Company's annual meeting of stockholders held on June 6, 2019, stockholders approved the Columbia Financial, Inc. 2019 Equity Incentive Plan ("2019 Plan") which provides for the issuance of up to 7,949,996 shares (2,271,427 restricted stock awards and 5,678,569 stock options) of common stock.

    At March 31, 2026 there were 47,408 shares remaining available for future restricted stock awards and 802,631 shares remaining available for future stock option grants under the 2019 Plan.

Restricted shares granted under the 2019 Plan generally vest in equal installments, over performance or service periods generally ranging from one year to three years, beginning one year from the date of grant. A portion of restricted shares awarded are performance awards, which vest upon the satisfactory attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite performance or service period. During the three months ended March 31, 2026 and 2025, approximately $512,000 and $659,000, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 539,396 non-vested restricted shares outstanding at March 31, 2026 is approximately $3.6 million over a weighted average period of 1.7 years.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

12.    Stock Based Compensation (continued)

    The following is a summary of the Company's restricted stock activity during the three months ended March 31, 2026 and 2025:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2026	438,894	$16.14
Grants	160,302	18.28
Vested	(59,684)	17.90
Forfeited	(116)	15.94
Non-vested at March 31, 2026	539,396	$16.81

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2025	442,559	$16.59
Grants	209,256	16.04
Vested	(62,871)	17.79
Forfeited	(29,056)	16.18
Non-vested at March 31, 2025	559,888	$16.27

On March 2, 2026 options to purchase 426,473 shares of Company common stock were awarded with a grant date fair value of $7.17 per option. Stock options granted under the 2019 Plan generally vest in equal installments over the service period of three years beginning one year from the date of grant. These stock options were granted at an exercise price of $18.28, which represents the fair value of the Company's common stock price on the grant date based on the closing market price and have an expiration period of approximately 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of six years, risk-free rate of return of 3.72%, volatility of 32.97%, and a dividend yield of 0.00%.
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
Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the three months ended March 31, 2026 and 2025, approximately $528,000 and $475,000 in expense was recognized in regard to these awards. The expected future compensation expense related to the 863,951 non-vested options outstanding at March 31, 2026 is $5.1 million over a weighted average period of 2.4 years.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

12.    Stock Based Compensation (continued)

The following is a summary of the Company's option activity during the three months ended March 31, 2026 and 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2026	4,025,715	$16.22	4.8	$—
Granted	426,473	18.28	—	—
Exercised	(53,685)	14.64	—	—
Expired	(56,335)	21.32	—	—
Forfeited	(1,014)	15.94	—	—
Outstanding, March 31, 2026	4,341,154	$16.37	5.2	6,167,069
Options exercisable at March 31, 2026	3,477,203	$16.15	4.2	$5,605,877

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2025	3,757,032	$16.22	5.4	$574,569
Granted	454,327	16.23	—	—
Expired	(55,203)	15.74	—	—
Forfeited	(7,862)	16.16	—	—
Outstanding, March 31, 2025	4,148,294	$16.23	5.7	$—
Options exercisable at March 31, 2025	3,278,152	$16.17	4.8	$—
    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

    During the three months ended March 31, 2026, 53,685 options were exercised. There were no options exercised during the three months ended March 31, 2025. During the three months ended March 31, 2026, the aggregate intrinsic value of options exercised was approximately $101,000.

Phantom Stock Plan

On January 28, 2026, the Board of Directors of the Company adopted the Columbia Financial, Inc. 2026 Phantom Stock Plan (the “Phantom Stock Plan”). The purpose of the Phantom Stock Plan is to promote the long-term financial success of the Company by providing a means to attract, retain and reward individuals who contribute to the Company’s success and to further align their interests with those of the Company.

Under the terms of the Phantom Stock Plan, eligible employees and directors of the Company may be granted phantom stock units, which confer to the recipient the benefits of owning shares of the Company’s common stock without the actual ownership or transfer of shares. Each phantom stock unit entitles the participant to receive, upon the vesting of the phantom stock unit, a cash amount equal to the fair market value of a share of Company common stock as of the vesting date. “Fair market value” is defined as the last sale price reported on the Nasdaq Stock Market, or other national securities exchange on which shares of the Company’s common stock are traded, as of the vesting date (or, if the Company’s common stock is not listed on a national securities exchange on the vesting date, as otherwise determined by the Compensation Committee of the Company’s Board of Directors in accordance with the terms of the Phantom Stock Plan). Phantom stock units may be granted as performance awards, and awards under the Phantom Stock Plan are subject to the terms and conditions of the Company’s LTIP in effect for the applicable plan year.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

12.    Stock Based Compensation (continued)

Phantom Stock Plan (continued)

The Phantom Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors, which will have the discretion and authority to interpret the Phantom Stock Plan and make all determinations that may be necessary or advisable for the administration of the Phantom Stock Plan. The aggregate number of phantom stock units available for awards granted under the Phantom Stock Plan at any time for each plan year will be determined from time to time by the Compensation Committee based on the LTIP for the applicable plan year.

The Company granted 80,159 phantom stock units under the Phantom Stock Plan during the three months ended March 31, 2026. Phantom stock units are recorded in compensation and employee benefits expense based on the fair value of the units on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within compensation and employee benefits in the Consolidated Statements of Income. All of the outstanding phantom stock units at March 31, 2026 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom stock units is based on the fair value of the units as of the balance sheet date as further discussed above, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Accrued expenses and other liabilities" in the Consolidated Statement of Condition. As of March 31, 2026, there was $1.4 million of unrecognized compensation costs related to non-vested phantom stock units. That cost is expected to be recognized over a weighted average period of 2.9 years.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

13.    Components of Net Periodic Benefit Cost

    Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, and Split-Dollar Life Insurance Plans (continued)

Net periodic (income) benefit cost for the Pension Plan, RIM Plan, Post-retirement Plan and Split-Dollar Life Insurance plan benefits for the three months ended March 31, 2026 and 2025, includes the following components:

	For the Three Months Ended March 31,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2026	2025	2026	2025	2026	2025	2026	2025	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$887	$1,017	$44	$52	$50	$51	$47	$57	Compensation and employee benefits
Interest cost	3,133	3,293	162	169	260	287	231	216	Other non-interest expense
Expected return on plan assets	(9,508)	(8,607)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	10	13	Other non-interest expense
Net loss	—	—	—	—	—	—	—	(22)	Other non-interest expense
Net periodic (income) benefit cost	$(5,488)	$(4,297)	$206	$221	$310	$338	$288	$264

For the three months ended March 31, 2026 and 2025, no contributions were made to the Pension Plan. The net periodic (income) cost for pension benefits, other post-retirement and split-dollar life insurance benefits for the three months ended March 31, 2026 was calculated using the most recent available benefit valuations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis at March 31, 2026 and December 31, 2025.

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

Derivatives

    The Company records all derivatives included in other assets and liabilities on the Consolidated Statements of Financial Condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. See note 15 for disclosures related to the accounting treatment for derivatives.

The fair value of the Company's derivatives is determined by using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.    Fair Value Measurements (continued)

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at March 31, 2026 and December 31, 2025, by level within the fair value hierarchy:

	March 31, 2026
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$406,220	$406,220	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	734,276	—	734,276	—
Municipal obligations	1,965	—	425	1,540
Corporate debt securities	56,409	—	46,448	9,961
Total debt securities available for sale	1,198,870	406,220	781,149	11,501
Equity securities	5,638	5,304	334	—
Derivative assets	10,350	—	10,350	—
	$1,214,858	$411,524	$791,833	$11,501

Derivative liabilities	$11,370	$—	$11,370	$—

	December 31, 2025
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$398,470	$398,470	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	654,973	—	654,973	—
Municipal obligations	1,961	—	425	1,536
Corporate debt securities	66,613	—	56,511	10,102
Total debt securities available for sale	1,122,017	398,470	711,909	11,638
Equity securities	6,802	6,471	331	—
Derivative assets	10,525	—	10,525	—
	$1,139,344	$404,941	$722,765	$11,638

Derivative liabilities	$13,503	$—	$13,503	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.    Fair Value Measurements (continued)

The table below provides activity of assets reported as Level 3 during the three months ended March 31, 2026 and 2025:

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets - December 31, 2025	$11,638
Change in fair value of Level 3 assets	(137)
Balance of recurring Level 3 assets - March 31, 2026	$11,501

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets - December 31, 2024	$10,501
Change in fair value of Level 3 assets	(5)
Balance of recurring Level 3 assets - March 31, 2025	$10,496

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

Expected cash flows were projected based on contractual cash flows. At both March 31, 2026 and December 31, 2025, two private placement corporate debt securities classified as available for sale, and one private placement municipal obligation classified as available for sale were included in Level 3 assets.

There were no transfers to Level 3 assets during both the three months ended March 31, 2026 and 2025.

At March 31, 2026, private placement corporate debt security cash flows were discounted to a market yield average of 9.75%, and the cash flows for the private placement municipal obligation was discounted to a market yield and weighted average of 2.52%.

The period end valuations were supported by an analysis prepared by an independent third party market participant and approved by management.

Assets Measured at Fair Value on a Non-Recurring Basis

    The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis at March 31, 2026 and December 31, 2025.

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at March 31, 2026 and December 31, 2025, by level within the fair value hierarchy:

	March 31, 2026
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Other real estate owned	$5,923	$—	$—	$5,923
Mortgage servicing rights	2,297	—	—	2,297
	$8,220	$—	$—	$8,220

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.    Fair Value Measurements (continued)

	December 31, 2025
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$14,799	$—	$—	$14,799
Mortgage servicing rights	2,384	—	—	2,384
	$17,183	$—	$—	$17,183
The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Other real estate owned	$5,923	Appraisal	Discount for cost to sell (1)	8.0%	8.0%
Mortgage servicing rights	$2,297	Discounted cash flow	Prepayment speeds and discount rates (4)	5.1% - 27.1%	13.3%

	December 31, 2025
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Impaired loans	$14,799	Appraisal / Other	Discount for cost to sell (2)	6.0% (3)	6.0% (3)
Mortgage servicing rights	$2,384	Discounted cash flow	Prepayment speeds and discount rates (4)	5.3% - 28.5%	13.0%

(1) Value based on management's estimate of selling costs including real estate brokerage commissions, title transfer and other fees.
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

Federal Home Loan Bank Stock ("FHLB") and Federal Reserve Bank ("FRB") Stock

    The fair value of FHLB stock is based on redemption at par value and can only be sold to the issuing FHLB, to other FHLBs, or to other member banks. The Bank is also a member of the Federal Reserve Bank of New York and is required to own a certain amount of FRB stock. As such, the Company's FHLB and FRB stocks are recorded at cost, or par value, and are evaluated for impairment each reporting period by considering the ultimate recoverability of the investment rather than temporary declines in value. The Company classifies the estimated fair value as Level 2 within the fair value hierarchy.

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at March 31, 2026 and December 31, 2025:

	March 31, 2026
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$276,947	$276,947	$276,947	$—	$—
Debt securities available for sale	1,198,870	1,198,870	406,220	781,149	11,501
Debt securities held to maturity	377,847	347,973	—	347,973	—
Equity securities	5,638	5,638	5,304	334	—
Federal Home Loan Bank and Federal Reserve Bank stock	82,865	82,865	—	82,865	—
Loans receivable, net	8,190,917	7,909,933	—	—	7,909,933
Derivative assets	10,350	10,350	—	10,350	—

Financial liabilities:
Deposits	$8,372,014	$8,367,776	$—	$8,367,776	$—
Borrowings	1,243,462	1,246,630	—	1,246,630	—
Derivative liabilities	11,370	11,370	—	11,370	—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.    Fair Value Measurements (continued)

	December 31, 2025
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$340,806	$340,806	$340,806	$—	$—
Debt securities available for sale	1,122,017	1,122,017	398,470	711,909	11,638
Debt securities held to maturity	396,233	367,289	—	367,289	—
Equity securities	6,802	6,802	6,471	331	—
Federal Home Loan Bank stock	64,604	64,604	—	64,604	—
Loans receivable, net	8,224,809	8,015,243	—	—	8,015,243
Derivative assets	10,525	10,525	—	10,525	—

Financial liabilities:
Deposits	$8,444,079	$8,444,260	$—	$8,444,260	$—
Borrowings	1,183,472	1,192,416	—	1,192,416	—
Derivative liabilities	13,503	13,503	—	13,503	—

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.    Other Comprehensive Income (Loss)

    The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026			2025
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized (loss) gain on debt securities available for sale:	$(4,844)	$1,344	$(3,500)	$15,884	$(4,420)	$11,464
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	7	(2)	5	(13)	4	(9)
	(4,837)	1,342	(3,495)	15,871	(4,416)	11,455
Derivatives:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	2,140	(594)	1,546	(2,966)	825	(2,141)
	2,140	(594)	1,546	(2,966)	825	(2,141)

Employee benefit plans:
Amortization of prior service cost included in net income	(31)	9	(22)	(34)	9	(25)
Reclassification adjustment of actuarial net gain included in net income	1	(1)	—	23	(6)	17
Change in funded status of retirement obligations	41	(11)	30	16	(4)	12
	11	(3)	8	5	(1)	4
Total other comprehensive income (loss)	$(2,686)	$745	$(1,941)	$12,910	$(3,592)	$9,318

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026				2025
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(56,808)	$(1,908)	$(17,256)	$(75,972)	$(83,523)	$1,365	$(28,210)	$(110,368)
Current period changes in other comprehensive income (loss)	(3,495)	1,546	8	(1,941)	11,455	(2,141)	4	9,318
Total other comprehensive income (loss)	$(60,303)	$(362)	$(17,248)	$(77,913)	$(72,068)	$(776)	$(28,206)	$(101,050)
The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the three months ended March 31, 2026 and 2025:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Three Months Ended March 31,		Affected Line Items in the Consolidated Statements of Income
	2026	2025
	(In thousands)

Reclassification adjustment of actuarial net gain included in net income	$1	$23	Other non-interest expense
Income tax expense	(1)	(6)
Net of tax	$—	$17

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

15.    Derivatives and Hedging Activities

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

    Interest Rate Swaps. At March 31, 2026 and December 31, 2025, the Company had 94 and 92 interest rate swaps in place with commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $395.4 million and $387.2 million, respectively. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

    At both March 31, 2026 and December 31, 2025, the Company had 33 interest rate swaps with notional amounts of $393.7 million, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

At March 31, 2026 and December 31, 2025, the Company had no interest rate fair value swaps. The Company is exposed to changes in the fair value of certain of its fixed-rate pools of assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Secured Overnight Financing Rate ("SOFR").

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

15.    Derivatives and Hedging Activities (continued)

Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For the three months ended March 31, 2026 and 2025, the Company recorded hedge ineffectiveness associated with these contracts totaling approximately $0, and $(25,000), respectively.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$684	Other Liabilities	$1,651
Interest rate products - non-designated hedges	Other Assets	9,666	Other Liabilities	9,719
Total derivative instruments		$10,350		$11,370

	December 31, 2025
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$276	Other Liabilities	$3,213
Interest rate products - non-designated hedges	Other Assets	10,249	Other Liabilities	10,290
Total derivative instruments		$10,525		$13,503

For the three months ended March 31, 2026 and 2025, net (losses) of $(12,000) and $(95,000), respectively, were recorded for changes in fair value of interest rate swaps with third parties.

    At March 31, 2026 and December 31, 2025, accrued interest (payable) receivable was $(156,000) and $13,000, respectively.

    The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

    At March 31, 2026, we had no termination value of derivatives in a net liability position, and, therefore, had no required posted collateral against its obligations under these agreements.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of ASC Topic 606, for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$2,046	$1,888
Title insurance fees	658	646
Insurance agency income	286	67
Other non-interest income	1,650	1,511
Total in-scope non-interest income	4,640	4,112
Total out-of-scope non-interest income	2,107	4,359
Total non-interest income	$6,747	$8,471

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

18.    Subsequent Events

    The Company has evaluated events subsequent to March 31, 2026 and through the financial statement issuance date of May 11, 2026, and has concluded that no material events occurred that would require disclosure.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

    Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risk factors and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, as well as its impact on fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in interest rates, higher inflation and their impact on national and local economic conditions, the Company's ability to successfully implement its business strategy, acquisitions and the integration of acquired businesses, the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts, the impact of changing political conditions or federal government shutdowns, the adequacy of loan loss reserves, the impact of legal, judicial and regulatory proceedings or investigations, competitive pressures from other financial institutions and financial services companies, credit risk management, asset-liability management, the financial and securities markets, the impact of failures or disruptions in or breaches of the Company's operational or security systems, data or infrastructure, or those of third parties, including as a result of cyber attacks or campaigns, and the availability of and costs associated with sources of liquidity.

In addition, with respect to the Company’s previously announced second-step conversion and proposed merger with Northfield Bancorp (“Northfield”), such risks, uncertainties and assumptions, include, among others, the following: (i) the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement; (ii) the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction) and the possibility that the proposed transaction does not close when expected or at all because required regulatory approvals, the approval by the Company’s and/or Northfield’s stockholders, or other approvals and the other conditions to closing are not received or satisfied on a timely basis or at all; (iii) the outcome of any legal proceedings that may be instituted against the Company or Northfield; (iv) the possibility that the anticipated benefits of the proposed transaction, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of changes in, or problems arising from, general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which the Company and Northfield operate; (v) the possibility that the integration of the two companies may be more difficult, time-consuming or costly than expected; (vi) the Company’s ability to successfully complete its second step conversion; (vi) the possibility that the final independent appraisal of the Company will differ from the preliminary independent appraisal of the Company; (viii) the impact of purchase accounting with respect to the proposed transaction, or any change in the assumptions used regarding the assets acquired and liabilities assumed to determine their fair value and credit marks; (ix) the possibility that the proposed transaction may be more expensive or take longer to complete than anticipated, including as a result of unexpected factors or events; (x) the diversion of management’s attention from ongoing business operations and opportunities; (xi) potential adverse reactions of the Company’s or Northfield’s customers or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed transaction; (xii) a material adverse change in the financial condition of the Company or Northfield; (xiii) changes in the Company’s or Northfield’s share price before closing; and (xiv) risks relating to the potential dilutive effect of shares of the Company’s common stock to be issued in the proposed transaction.

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

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total assets decreased $8.3 million, or 0.1%, with a balance of $11.0 billion at both March 31, 2026 and December 31, 2025. The decrease in total assets was primarily attributable to decreases in cash and cash equivalents of $63.9 million, debt securities held to maturity of $18.4 million, and loans receivable, net, of $33.9 million, partially offset by an increase in debt securities available for sale of $76.9 million, an increase in Federal Home Loan Bank and Federal Reserve Bank Stock of $18.3 million, and an increase in other real estate owned of $5.9 million, representing one non-performing construction loan transferred to other real estate owned in March 2026.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and cash equivalents decreased $63.9 million, or 18.7%, to $276.9 million at March 31, 2026 from $340.8 million at December 31, 2025. The decrease was primarily attributable to purchases of securities of $138.2 million, the purchase of Federal Reserve Bank of New York Stock, the origination of loans receivable, and a decrease in total deposits of $72.1 million, partially offset by principal repayments on securities of $20.9 million, calls and maturities on securities of $54.9 million, repayments on loans receivable and an increase in borrowings of $60.0 million.

Debt securities available for sale increased $76.9 million, or 6.8%, to $1.2 billion at March 31, 2026 from $1.1 billion at December 31, 2025. The increase was attributable to purchases of securities of $138.2 million, consisting primarily of U.S. government obligations and mortgage-backed securities, partially offset by an increase in the gross unrealized loss on securities of $4.8 million, calls and maturities on securities of $40.0 million, and repayments on securities of $17.1 million.

Debt securities held to maturity decreased $18.4 million, or 4.6%, to $377.8 million at March 31, 2026 from $396.2 million at December 31, 2025. The decrease was primarily attributable to maturities on securities of $14.9 million and repayments on securities of $3.8 million.

Loans receivable, net, decreased $33.9 million, or 0.4%, with a balance of $8.2 billion at both March 31, 2026 and December 31, 2025. One-to-four family loans, multifamily loans, commercial real estate loans, commercial business loans, and home equity loans and advances decreased $14.7 million, $8.4 million, $40.3 million, $14.5 million, and $5.6 million, respectively, partially offset by an increase in construction loans of $51.3 million. The allowance for credit losses for loans increased $1.6 million to $68.8 million at March 31, 2026 from $67.2 million at December 31, 2025, primarily due to an increase in qualitative loss rates based on the evaluation of current and projected economic conditions.

Total liabilities decreased $21.3 million, or 0.2%, to $9.8 billion at March 31, 2026 from $9.9 billion at December 31, 2025. The decrease was primarily attributable to a decrease in total deposits of $72.1 million, or 0.9%, and a decrease in accrued expenses and other liabilities of $11.3 million, partially offset by an increase in borrowings of $60.0 million, or 5.1%. The decrease in total deposits primarily consisted of decreases in non-interest-bearing demand deposits, interest-bearing demand deposits and money market accounts of $9.4 million, $102.9 million, and $13.8 million, respectively, partially offset by increases in savings and club accounts and certificates of deposits of $1.6 million and $52.4 million, respectively. The decrease in interest-bearing demand deposits was mainly attributable to seasonal decreases in the balance of municipal deposits. The decrease in accrued expenses and other liabilities related to the payout of benefit related accrued expenses coupled with a decrease in outstanding checks. The $60.0 million increase in borrowings was driven by a net increase in short-term borrowings of $35.0 million, coupled with new long-term borrowings of $40.0 million, partially offset by repayments of $15.0 million in maturing long-term borrowings.

Total stockholders’ equity increased $13.0 million, or 1.1%, with a balance of $1.2 billion at both March 31, 2026 and December 31, 2025, primarily attributable to net income of $13.1 million.
Comparison of Results of Operations for the Three Months Ended March 31, 2026 and March 31, 2025

Net income of $13.1 million was recorded for the quarter ended March 31, 2026, an increase of $4.2 million, compared to net income of $8.9 million for the quarter ended March 31, 2025. The increase in net income was primarily attributable to a $10.1 million increase in net interest income, and a $2.0 million decrease in provision for credit losses, partially offset by a $1.7 million decrease in non-interest income, a $3.6 million increase in non-interest expense, and a $2.5 million increase in income tax expense.
Net interest income was $60.4 million for the quarter ended March 31, 2026, an increase of $10.1 million, or 20.0%, from $50.3 million for the quarter ended March 31, 2025. The increase in net interest income was primarily attributable to a $6.7 million increase in interest income and a $3.4 million decrease in interest expense on deposits and borrowings. The increase in interest income was primarily due to an increase in the average balance of loans and securities coupled with an increase in average yields on loans. The 75 basis point decrease in market interest rates during 2025 contributed to lower interest rates paid on new and repricing deposits and borrowings during the quarter ended March 31, 2026, but did not have as significant of an impact on the yields on interest-earning assets, which remained stable since December 31, 2025, as assets repriced at a slower pace. Prepayment penalties, which are included in interest income on loans, totaled $253,000 for the quarter ended March 31, 2026, compared to $257,000 for the quarter ended March 31, 2025.
The average yield on loans for the quarter ended March 31, 2026 increased 12 basis points to 5.01%, as compared to 4.89% for the quarter ended March 31, 2025. Interest income on loans increased due to an increase in both the average balance and yield on loans. The average yield on securities for the quarter ended March 31, 2026 decreased 7 basis points to 3.38%, as compared to 3.45% for the quarter ended March 31, 2025. Interest income on securities increased due to an increase in the average balance of securities

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
which more than offset a decrease in the average yield. The average yield on other interest-earning assets for the quarter ended March 31, 2026 decreased 97 basis points to 4.78%, as compared to 5.75% for the quarter ended March 31, 2025, mainly due to a 165 basis point decrease in the dividend rate received on Federal Home Loan Bank stock.
Total interest expense was $58.5 million for the quarter ended March 31, 2026, a decrease of $3.4 million, or 5.4%, from $61.8 million for the quarter ended March 31, 2025. The decrease in interest expense was primarily attributable to a 30 basis point decrease in the average cost of interest-bearing deposits coupled with a 32 basis point decrease in the average cost of borrowings, partially offset by an increase in both the average balance of interest-bearing deposits and borrowings. Interest expense on deposits decreased $3.8 million, or 7.6% due to the decrease in the average cost of deposits. Interest expense on borrowings increased $476,000, or 4.1%, for the quarter ended March 31, 2026 as compared to the quarter ended March 31, 2025, due to the increase in the average balance of borrowings, which more than offset the decrease in the average cost.
The Company's net interest margin for the quarter ended March 31, 2026 increased 31 basis points to 2.42% when compared to 2.11%, for the quarter ended March 31, 2025, due to an increase in the average yield on interest-earning assets coupled with a decrease in the average cost of interest-bearing liabilities. The weighted average yield on interest-earning assets increased 7 basis points to 4.76% for the quarter ended March 31, 2026 as compared to 4.69% for the quarter ended March 31, 2025. The average cost of interest-bearing liabilities decreased 29 basis points to 2.92% for the quarter ended March 31, 2026 as compared to 3.21% for the quarter ended March 31, 2025.
The provision for credit losses for the quarter ended March 31, 2026 was $1.0 million, a decrease of $2.0 million, or 67.4%, from $2.9 million for the quarter ended March 31, 2025. The decrease in provision for credit losses was primarily attributable to a decrease in net charge-offs, with net recoveries on loans of $604,000 for the quarter ended March 31, 2026, as compared to net charge-offs on loans of $857,000 for the quarter ended March 31, 2025, and a decrease in the balance of loans receivable, partially offset by an increase in qualitative loss rates based on the evaluation of current and projected economic conditions.
Non-interest income was $6.7 million for the quarter ended March 31, 2026, a decrease of $1.7 million, or 20.4%, from $8.5 million for the quarter ended March 31, 2025. The decrease was primarily attributable to a decrease in the change in fair value of equity securities of $1.5 million, and a decrease of $379,000 in other non-interest income, mainly related to interest rate swaps.
Non-interest expense was $47.5 million for the quarter ended March 31, 2026, an increase of $3.6 million, or 8.3%, from $43.8 million for the quarter ended March 31, 2025. The increase was primarily attributable to an increase in compensation and employee benefits expense of $2.5 million, and an increase in merger-related expenses of $1.8 million, partially offset by a decrease of $1.1 million in professional fees. The increase in compensation and employee benefits expense was due to normal annual increases and an increase in the number of employees.
Income tax expense was $5.6 million for the quarter ended March 31, 2026, an increase of $2.5 million, as compared to income tax expense of $3.1 million for the quarter ended March 31, 2025, mainly due to higher pre-tax income. The Company's effective tax rate was 29.9% and 25.9% for the quarters ended March 31, 2026 and 2025, respectively. The increase in the 2026 effective tax rate was due to non-deductible merger-related expenses.
Asset Quality

The Company's non-performing loans at March 31, 2026 totaled $41.4 million, or 0.50% of total gross loans, as compared to $38.0 million, or 0.46% of total gross loans, at December 31, 2025. The $3.4 million increase in non-performing loans was primarily attributable to one $10.6 million commercial real estate loan on a six-story mixed use building which includes apartments and commercial/storage space designated as non-performing during the 2026 period, partially offset by a decrease in non-performing commercial business loans of $1.6 million, and a decrease in non-performing construction loans of $5.9 million. The decrease in non-performing construction loans was due to one loan secured by a mixed use five-story building with both commercial space and apartments, being transferred to other real estate owned in March 2026. Non-performing assets as a percentage of total assets totaled 0.43% at March 31, 2026, as compared to 0.34% at December 31, 2025.
For the quarter ended March 31, 2026, net recoveries totaled $604,000, as compared to net charge-offs of $857,000 for the quarter ended March 31, 2025.
The Company's allowance for credit losses on loans was $68.8 million, or 0.84% of total gross loans, at March 31, 2026, compared to $67.2 million, or 0.82% of total gross loans, at December 31, 2025. The increase in the allowance for credit losses for loans was primarily due to an increase in qualitative loss rates based on the evaluation of current and projected economic conditions.

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

    The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and projections of future taxable income. These estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets and the benefits from certain state temporary differences. At March 31, 2026 and December 31, 2025, the Company's net deferred tax (liabilities) assets totaled approximately $(14.6) million and $(15.3) million, respectively. No valuation allowance was deemed necessary at both period end dates. Based upon projections of future taxable income and the ability to carryforward operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

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

    The table below sets forth, as of March 31, 2026, the net portfolio value, the estimated changes in the net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and its subsidiaries only and does not include any assets of Columbia Financial, Inc.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent Change	Estimated NPV	Present Value Ratio	Percent Change
			(Dollars in thousands)
+300	$217,534	$(41,803)	(16.12)%	$1,113,226	11.40%	(21.81)%
+200	232,241	(27,096)	(10.45)	1,224,053	12.23	(14.03)
+100	246,994	(12,343)	(4.76)	1,331,739	12.99	(6.46)
Base	259,337	—	—	1,423,756	13.56	—
-100	271,499	12,162	4.69	1,505,863	13.99	5.77
-200	284,988	25,651	9.89	1,570,133	14.23	10.28
-300	295,147	35,810	13.81	1,588,940	14.05	11.60

    As of March 31, 2026, based on the scenarios above, net interest income would decrease by approximately 10.45% if rates were to rise 200 basis points, and would increase by 9.89% if rates were to decrease 200 basis points over a one-year time horizon.

    Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of March 31, 2026, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 14.03%. If rates were to decrease 200 basis points, the model forecasts a 10.28% increase in the NPV.

    Overall, our March 31, 2026 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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
We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth or financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds and dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and through the FHLB system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our securities portfolio. The potential liquidity from these sources is an amount we believe currently exceeds any contingent liquidity need. As of March 31, 2026 and December 31, 2025, the Company had immediate access to approximately $2.5 billion and $3.1 billion, respectively, of funding from these sources, with additional unpledged loan collateral of approximately $3.1 billion and $3.0 billion, respectively.

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
Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of March 31, 2026 and December 31, 2025, each of the Company and Columbia Bank exceeded all capital adequacy requirements to which it is subject.

    The following tables present the Company's and Columbia Bank's actual capital amounts and ratios at March 31, 2026 and December 31, 2025 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At March 31, 2026:
Total capital (to risk-weighted assets)	$1,213,387	15.14%	$641,323	8.00%	$841,737	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,140,505	14.23	480,993	6.00	681,406	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,133,288	14.14	360,744	4.50	561,158	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,140,505	10.40	438,753	4.00	438,753	4.00	N/A	N/A

At December 31, 2025:
Total capital (to risk-weighted assets)	$1,196,057	14.92%	$641,506	8.00%	$841,976	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,125,002	14.03	481,129	6.00	681,600	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,117,785	13.94	360,847	4.50	561,317	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,125,002	10.27	438,061	4.00	438,061	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Columbia Bank	(In thousands, except ratio data)
At March 31, 2026:
Total capital (to risk-weighted assets)	$1,145,785	14.29%	$641,338	8.00%	$841,756	10.50%	$801,673	10.00%
Tier 1 capital (to risk-weighted assets)	1,072,903	13.38	481,004	6.00	681,422	8.50	641,338	8.00
Common equity tier 1 capital (to risk-weighted assets)	1,072,903	13.38	360,753	4.50	561,171	7.00	521,087	6.50
Tier 1 capital (to adjusted total assets)	1,072,903	9.78	438,675	4.00	438,675	4.00	548,344	5.00

At December 31, 2025:
Total capital (to risk-weighted assets)	$1,129,574	14.09%	$641,534	8.00%	$842,014	10.50%	$801,918	10.00%
Tier 1 capital (to risk-weighted assets)	1,058,519	13.20	481,151	6.00	681,630	8.50	641,534	8.00
Common equity tier 1 capital (to risk-weighted assets)	1,058,519	13.20	360,863	4.50	561,342	7.00	521,247	6.50
Tier 1 capital (to adjusted total assets)	1,058,519	9.67	438,029	4.00	438,029	4.00	547,536	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2026. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

    During the quarter ended March 31, 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

    The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

    For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 6, 2026. As of March 31, 2026, the risk factors of the Company have not materially changed from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    The following table reports information regarding repurchases of the Company's common stock, excluding excise tax during the quarter ended March 31, 2026:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2026	—	$—	—	926,696
February 1 - 28, 2026	—	—	—	926,696
March 1 - 31, 2026	5,759	18.20	—	926,696
Total	5,759	$18.20	—

(1) On September 8, 2025, the Company announced that its Board of Directors authorized the Company's seventh stock repurchase program to acquire up to 1,800,000 shares, or approximately 1.7% of the Company's then issued and outstanding common stock. During the three months ended March 31, 2026 there were no repurchases made by the Company as the program was paused to comply with legal, regulatory, and market regulations related to the pending second-step conversion and acquisition of Northfield.

(2) During the three months ended March 31, 2026, 116 shares were repurchased pursuant to forfeitures and 5,643 shares were repurchased for taxes related to the 2019 Equity Incentive Plan and not as part of a share repurchase program.

Item 3.     Defaults Upon Senior Securities

    Not Applicable.

Item 4.     Mine Safety Disclosures

    Not Applicable.

Item 5.     Other Information

    During the fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.     Exhibits

    The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into this Quarterly Report on Form 10-Q.

Exhibit Index

2.1	Plan of Conversion and Reorganization (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38456) filed on February 2, 2026)

2.2	Agreement and Plan of Merger, dated as of January 31, 2026 by and among Columbia Financial, Inc., a Delaware corporation, Columbia Financial, Inc., a Maryland corporation, Columbia Bank MHC and Northfield Bancorp, Inc.* (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-38456) filed on February 2, 2026)

10.1	Support Agreement, dated as of January 31, 2026, by and among Columbia Financial, Inc. and each of the stockholders of Northfield Bancorp, Inc. listed on the signature pages therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38456) filed on February 2, 2026)

10.2	Support Agreement, dated as of January 31, 2026, by and among Columbia Financial, Inc. and each of the stockholders of Northfield Bancorp, Inc. listed on the signature pages therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38456) filed on February 2, 2026)

10.3	Employment Agreement between Columbia Financial, Inc., a Delaware corporation, Columbia Financial, Inc., a Maryland corporation, Columbia Bank and Dennis E. Gibney ** (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38456) filed on April 27, 2026)

10.4	Employment Agreement between Columbia Financial, Inc., a Delaware corporation, Columbia Financial, Inc., a Maryland corporation, Columbia Bank and Allyson Schlesinger ** (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38456) filed on April 27, 2026)

10.5	Employment Agreement between Columbia Financial, Inc., a Delaware corporation, Columbia Financial, Inc., a Maryland corporation, Columbia Bank and John Klimowich ** (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38456) filed on April 27, 2026)

10.6	Employment Agreement between Columbia Financial, Inc., a Delaware corporation, Columbia Financial, Inc., a Maryland corporation, Columbia Bank and Oliver E. Lewis, Jr. ** (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38456) filed on April 27, 2026)

10.7	Employment Agreement between Columbia Financial, Inc., a Delaware corporation, Columbia Financial, Inc., a Maryland corporation, Columbia Bank and Manesh Prabhu ** (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38456) filed on April 27, 2026)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2026, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

101. INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

*	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

**	Management contractor compensatory plan, contractor arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Columbia Financial, Inc.

Date:	May 11, 2026	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2026	/s/Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)