Form 10-Q/A
period 2026-03-31
Columbia Financial, Inc.
filed 2026-06-05
CIK 1723596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
☐ Yes ☒ No

As of June 5, 2026, there were 104,058,235 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share (including 76,016,524 shares held by Columbia Bank, MHC).

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Columbia Financial, Inc., a Delaware corporation (the “Company”), for the quarter ended March 31, 2026 filed with the Securities and Exchange Commission on May 11, 2026 (the “Form 10-Q”) is to furnish the correct versions of Exhibit 31.2 and Exhibit 32 (together, the “Exhibits”) to the Form 10-Q. Each of the Exhibits included in the original filing of the Form 10-Q inadvertently referred to the Company’s First Senior Executive Vice President and Chief Banking Officer, instead of the Company’s Executive Vice President and Chief Financial Officer, as the Company’s principal financial and accounting officer in the introductory paragraph to the Exhibit. This Amendment No. 1 to the Form 10-Q is filed solely to include the correct version of each of the Exhibits and does not otherwise amend any of the disclosures or financial information set forth in the Form 10-Q as originally filed.

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
On March 3, 2025 options to purchase 454,327 shares of Company common stock were awarded with a grant date fair value of $6.24 per option. Stock options granted under the 2019 Plan generally vest in equal installments over the service period of three years beginning one year from the date of grant. These stock options were granted at an exercise price of $16.23, which represents the fair value of the Company's common stock price on the grant date based on the closing market price and have an expiration period of approximately 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of six years, risk-free rate of return of 4.02%, volatility of 31.10%, and a dividend yield of —%.
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

18.    Subsequent Events

    The Company has evaluated events subsequent to March 31, 2026 and through the financial statement issuance date of June 5, 2026, and has concluded that no material events occurred that would require disclosure.

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

Columbia Financial, Inc.

Date:	June 5, 2026	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 5, 2026	/s/Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Section 2: EX-31.1 (EXHIBIT 31.1)

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Thomas J. Kemly, certify that:

1.I have reviewed this report on Form 10-Q, as amended by this Form 10-Q/A, of Columbia Financial, Inc.

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.    designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.    designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.    evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.    disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	June 5, 2026	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer

Section 3: EX-31.2 (EXHIBIT 31.2)

Certification Pursuant to
Exchange Act Rule 13a-14(a) and Rule 15d-14(a)

Certification of Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Thomas F. Splaine, Jr., certify that:

1.I have reviewed this report on Form 10-Q, as amended by this Form 10-Q/A, of Columbia Financial, Inc.

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.    designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.    designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c.    evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.    disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	June 5, 2026	/s/Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr.
Executive Vice President and Chief Financial Officer

Section 4: EX-32 (Exhibit 32)

Certification pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

Thomas J. Kemly, President and Chief Executive Officer, and Thomas F. Splaine Jr., Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) of Columbia Financial Inc. (the “Company”), each certify in his capacity as an officer of the Company that he has reviewed the quarterly report of the Company on Form 10-Q for the quarter ended March 31, 2026, as amended by this Form 10-Q/A, and that to the best of his knowledge:

(1) the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	June 5, 2026	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer

Date:	June 5, 2026	/s/Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr.
Executive Vice President and Chief Financial Officer